Form 10-Q
period 2011-06-30
BOSTON SCIENTIFIC CORP
filed 2011-08-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2695240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 31, 2011
Common Stock, $.01 par value	1,530,671,153

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2011	2010	2011	2010

Net sales	$1,975	$1,928	$3,900	$3,888
Cost of products sold	688	654	1,319	1,316
Gross profit	1,287	1,274	2,581	2,572

Operating expenses:
Selling, general and administrative expenses	642	634	1,237	1,262
Research and development expenses	223	232	435	485
Royalty expense	52	57	103	108
Amortization expense	96	124	228	252
Goodwill impairment (credits) charges		(31)	697	1,817
Intangible asset impairment charges	12		12	60
Contingent consideration expense	7		13
Acquisition-related milestone				(250)
Restructuring charges	18	27	56	93
Gain on divestiture			(760)
	1,050	1,043	2,021	3,827
Operating income (loss)	237	231	560	(1,255)

Other income (expense):
Interest expense	(73)	(103)	(148)	(195)
Other, net	(6)	(9)	19	(5)
Income (loss) before income taxes	158	119	431	(1,455)
Income tax expense	12	21	239	36
Net income (loss)	$146	$98	$192	$(1,491)

Net income (loss) per common share — basic	$0.10	$0.06	$0.12	$(0.98)
Net income (loss) per common share — assuming dilution	$0.10	$0.06	$0.12	$(0.98)

Weighted-average shares outstanding
Basic	1,528.6	1,516.6	1,527.5	1,515.6
Assuming dilution	1,535.8	1,525.3	1,536.0	1,515.6

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
in millions, except share and per share data	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154	$213
Trade accounts receivable, net	1,334	1,320
Inventories	927	894
Deferred income taxes	417	429
Assets held for sale	7	576
Prepaid expenses and other current assets	310	183
Total current assets	3,149	3,615
Property, plant and equipment, net	1,702	1,697
Goodwill	9,758	10,186
Other intangible assets, net	6,684	6,343
Other long-term assets	266	287
	$21,559	$22,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$4	$504
Accounts payable	223	184
Accrued expenses	1,329	1,626
Other current liabilities	336	295
Total current liabilities	1,892	2,609
Long-term debt	4,197	4,934
Deferred income taxes	1,916	1,644
Other long-term liabilities	2,014	1,645

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,528,799,782 shares as of June 30, 2011 and 1,520,780,112 shares as of December 31, 2010	15	15
Additional paid-in capital	16,278	16,232
Accumulated deficit	(4,630)	(4,822)
Accumulated other comprehensive loss, net of tax	(123)	(129)
Total stockholders’ equity	11,540	11,296
	$21,559	$22,128

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
in millions	2011	2010

Cash provided by operating activities	$293	$2

Investing activities:
Purchases of property, plant and equipment, net of proceeds	(152)	(131)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	1	1
Payments for acquisitions of businesses, net of cash acquired	(370)	—
Payments relating to prior period acquisitions		(4)
Payments for investments in companies and acquisitions of certain technologies	(10)	(4)
Proceeds from business divestitures, net of costs	1,417	—

Cash provided by (used for) investing activities	886	(138)

Financing activities:
Proceeds from long-term borrowings, net of debt issuance costs		973
Payments on long-term borrowings	(1,250)	(900)
Proceeds from borrowings on credit facilities	250	200
Payments on borrowings from credit facilities	(250)	(200)
Proceeds from issuances of shares of common stock	9	14

Cash (used for) provided by financing activities	(1,241)	87

Effect of foreign exchange rates on cash	3	(4)

Net decrease in cash and cash equivalents	(59)	(53)
Cash and cash equivalents at beginning of period	213	864
Cash and cash equivalents at end of period	$154	$811

Supplemental Information

Non-cash financing activities:
Stock-based compensation expense	$65	$92

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2010 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note M – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the periods ended June 30, 2011. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note F - Borrowings and Credit Arrangements, Note G - Restructuring-related Activities, Note K - Commitments and Contingencies and Note L - Earnings Per Share for more information.

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
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Intelect is developing advanced visualization and programming technology for deep-brain stimulation. We are integrating the operations of the Intelect business into our Neuromodulation division. The acquisition was intended to leverage the core architecture of our VerciseTM platform and advance our technology in the field of deep-brain stimulation. We paid $60 million at the closing of the transaction using cash on hand to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
ReVascular Therapeutics, Inc.
On February 15, 2011, we completed the acquisition of 100 percent of the fully diluted equity of ReVascular Therapeutics, Inc. (RVT). RVT has developed an intraluminal chronic total occlusion crossing device enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. This acquisition complements our portfolio of devices for lower extremity peripheral artery disease and we are integrating the operations of RVT into our Peripheral Interventions business. We paid $19 million at the closing of the transaction and may be required to pay future consideration up to $16 million through 2014 that is contingent upon the achievement of certain regulatory-, revenue-, and commercialization-based milestones.
Atritech, Inc.

On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. Atritech has developed a device designed to close the left atrial appendage of the heart. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We are integrating the operations of the Atritech business into our existing business, leveraging expertise from both our Electrophysiology and Interventional Cardiology sales forces in the commercialization of the WATCHMAN® device. We paid $98 million, net of cash acquired, at the closing of the transaction and may be required to pay future consideration up to $275 million through 2015 that is contingent upon achievement of certain regulatory- and revenue-based milestones.
Purchase Price Allocation
The components of the aggregate preliminary purchase price as of the acquisition date for acquisitions consummated in the first quarter of 2011 are as follows (in millions):

Cash, net of cash acquired	$370
Fair value of contingent consideration	287
Prior investments	55
$712

As of the respective acquisition dates, we recorded total contingent consideration liabilities of $287 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies upon the achievement of certain revenue-, regulatory-, and commercialization-related milestones, and consideration associated with earned revenues. The fair value of the contingent consideration liabilities was estimated by discounting, to present value, contingent payments expected to result from the acquisitions. In certain circumstances, we utilized a probability-weighted approach to determine the fair value of contingent consideration related to the expected achievement of milestones. We used risk-adjusted discount rates ranging from two to 20 percent to derive the fair value of the expected obligations, which we believe is appropriate and representative of market participant assumptions.
Prior to our acquisition of the remaining equity ownership in Sadra and Intelect, we held equity interests in these companies of 14 and 15 percent, respectively, carried at an aggregate value of $11 million, and a note receivable carried at a value of $6 million. As a result of re-measuring these investments to fair value, estimated at $55 million as of the respective acquisition dates, we recorded a gain of $38 million in other, net in the accompanying unaudited condensed consolidated statements of operations during the first quarter of 2011.
We accounted for these acquisitions as business combinations and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the aggregate preliminary purchase price allocation as of June 30, 2011 (in millions):

Goodwill	$257
Amortizable intangible assets	54
Indefinite-lived intangible assets	533
Deferred income taxes	(132)
$712

Transaction costs associated with these acquisitions were expensed as incurred through selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of operations and were de minimis for the three and six months ended June 30, 2011.
We allocated the aggregate preliminary purchase price to specific intangible asset categories as of June 30, 2011 as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology - core	$27	7.0	22.4%
Technology - developed	27	7.3	21.4% - 25.0%
	54	7.2
Indefinite-lived intangible assets
Purchased research and development	533		23.4% - 30.0%
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
Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets will be tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2010 Annual Report filed on Form 10-K, and amortization of the purchased research and development will begin upon completion of the related projects. During the second quarter of 2011, as a result of changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects, we tested the related intangible assets for impairment and recorded a $12 million intangible asset impairment charge in the accompanying unaudited condensed consolidated statements of operations. We estimate that the total cost to complete the in-process research and development programs acquired in the first quarter of 2011 is between $150 million and $200 million and expect material net cash inflows from the products in development to commence in 2014-2016, following the respective launches of these technologies in the U.S. and our Europe/Middle East/Africa (EMEA) region.
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
$257

Contingent Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. We did not make any payments related to prior period acquisitions during the first half of 2011 or 2010. As of June 30, 2011, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions consummated prior to 2009 is approximately $260 million. In accordance with accounting guidance applicable at the time we completed those acquisitions, we do not recognize a liability until the contingency is resolved and consideration is issued or becomes issuable. Topic 805 now requires the recognition of a liability equal to the expected fair value of future contingent payments at the acquisition date for all acquisitions consummated after January 1, 2009. For those acquisitions completed after 2008, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies as of the respective acquisition dates. We re-measure these liabilities each reporting period, and report changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, changes in discount rates, and payments.
In connection with our first quarter 2011 business combinations, we recorded liabilities of $287 million during the first quarter of 2011, representing the estimated fair value of contingent payments expected to be made at the respective acquisition dates, and recorded expense of $6 million in the second quarter of 2011 and $9 million during the first half of 2011 representing the increase in the fair value of these obligations between the respective acquisition dates and June 30, 2011. We also recorded net contingent consideration expense of $1 million in the second quarter of 2011 and $4 million for the six months ended June 30, 2011, representing the increase in fair value of contingent obligations recorded in prior periods. The maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions completed after 2008 is approximately $760 million. Included in the accompanying unaudited condensed consolidated balance sheets is accrued contingent consideration of $371 million as of June 30, 2011 and $71 million as of December 31, 2010.
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

NOTE C – DIVESTITURES AND ASSETS HELD FOR SALE
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including upfront payments of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. We are providing transitional services to Stryker through transition services agreements, and will also supply products to Stryker through supply agreements. These transition services and supply agreements are expected to be effective for a period of up to 24 months, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We acquired the Neurovascular business in 1997 with our acquisition of Target Therapeutics. The 2010 revenues generated by the Neurovascular business were $340 million, or approximately 4 percent of our consolidated net sales. We will continue to generate net sales pursuant to our supply and distribution agreements with Stryker; however, these net sales will be at significantly lower levels and at reduced gross profit margins as compared to prior periods.
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

	As of
(in millions)	June 30, 2011	December 31, 2010
Inventories	$4	$30
Property, plant and equipment, net		4
Goodwill		478
Other intangible assets, net		59
	$4	$571

We also classified as ‘assets held for sale’ certain property, plant and equipment unrelated to the Neurovascular business that we intend to sell within the next twelve months having a net book value of $3 million as of June 30, 2011 and $5 million as of December 31, 2010.
As of June 30, 2011, the assets classified as ‘assets held for sale’ related to the Neurovascular divestiture represent inventories that will transfer to Stryker upon the completion of local closings in certain foreign jurisdictions. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. We also deferred a gain of $27 million in the accompanying unaudited condensed consolidated balance sheets to be recognized upon the release of escrowed funds and the performance of certain activities under the transition services agreements throughout 2011 and 2012.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill Impairment Charges
2011 Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. implantable cardioverter defibrillator (ICD) market, which led to lower projected U.S. Cardiac Rhythm Management (CRM) results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. The amount of the goodwill impairment charge recorded in the first quarter of 2011 was an estimate subject to finalization in the second quarter of 2011. We finalized the two-step impairment test in the second quarter of 2011, and determined that no adjustment to the amount of the charge was necessary.
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
As a result of physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, among other factors, we estimated the U.S. CRM market would experience negative growth rates in the mid-single digits in 2011, as compared to 2010. Due to these estimated near-term market reductions, as well as the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business, including those associated with our 2011 Restructuring plan, described in Note G - Restructuring-related Activities. The impact of the reduction in the size of the U.S. ICD market, and the related reduction in our forecasted 2011 U.S. CRM net sales, as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
In the second quarter of 2011, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.5 billion as of June 30, 2011. In accordance with ASC Topic 350, Intangibles – Goodwill and Other and our accounting policies, we tested our U.S. CRM amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2011, in conjunction with the goodwill impairment charge, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test performed during the second quarter of 2011 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to the second step of the impairment test.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $782 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.3 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of June 30, 2011. As of the most recent assessment, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected pricing pressures, product actions, product sales mix, disruptive technology developments, government cost containment initiatives and healthcare reforms, and/or other economic or regulatory conditions;

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

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

•	the level of success of on-going and future research and development efforts and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•	increases in our market-participant risk-adjusted WACC; and

•	changes in the structure of our business as a result of future reorganizations or divestitures of assets or businesses.
Negative changes in one or more of these factors could result in additional impairment charges.
2010 Charge
The ship hold and product removal actions associated with our U.S. ICD and cardiac resynchronization therapy defibrillator (CRT-D) products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit during the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded an estimated non-deductible goodwill impairment charge of $1.848 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit in the first quarter of 2010. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge as a result of the finalization of the second step of the goodwill impairment test, resulting in a final goodwill impairment charge of $1.817 billion for the first half of 2010.
Intangible Asset Impairment Charges
2011 Charge
During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects. We have recorded this amount in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. We do not believe that this impairment, or the factors causing this impairment, will have a material impact on our future operations or cash flows.
2010 Charge
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

NOTE E – FAIR VALUE MEASUREMENTS
Derivative Instruments and Hedging Activities
We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815.
Currency Hedging
We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We manage our exposure to changes in foreign currency exchange rates on a consolidated basis to take advantage of offsetting transactions. We use both derivative instruments (currency forward and option contracts), and non-derivative transactions (primarily European manufacturing and distribution operations) to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by foreign currency exchange rate changes.
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of June 30, 2011 and December 31, 2010 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.472 billion as of June 30, 2011 and $2.679 billion as of December 31, 2010.
We recognized net losses of $27 million in earnings on our cash flow hedges during the second quarter of 2011 and $46 million for the first half of 2011, as compared to net losses of $7 million during the second quarter of 2010 and $27 million for the first half of 2010. All currency cash flow hedges outstanding as of June 30, 2011 mature within 36 months. As of June 30, 2011, $110 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $71 million as of December 31, 2010. As of June 30, 2011, $69 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
The success of our hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, Euro, British pound sterling, Australian dollar and Canadian dollar). We may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility. In addition, changes in foreign currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.088 billion as of June 30, 2011 and $2.398 billion as of December 31, 2010.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as fair value or cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. In the first quarter of 2011, we entered interest rate derivative contracts having a notional amount of $850 million to convert fixed-rate debt into floating-rate debt, which we have designated as fair value hedges, and had $850 million outstanding as of June 30, 2011. We had no interest rate derivative instruments outstanding as of December 31, 2010. We recognized in interest expense a $26 million loss on our hedged debt obligation and an offsetting $26 million gain on the related interest rate derivative contract during the second quarter of 2011 and a $12 million loss on our hedged debt obligation and an offsetting $12 million gain on the related interest rate derivative contract during the first half of 2011.
In prior years, we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. In accordance with Topic 815, we are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $2 million as of June 30, 2011 and December 31, 2010, and unamortized losses of $4 million as of June 30, 2011 and $5 million as of December 31, 2010, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $7 million as of June 30, 2011 and $8 million as of December 31, 2010.
During the second quarter and first half of 2011, we recognized in earnings a de minimis amount of net gains related to our previously terminated interest rate derivative contracts. As of June 30, 2011 and December 31, 2010, we had $5 million of net gains, net of tax, recorded in AOCI to recognize the effective portion of these instruments. As of June 30, 2011, a de minimis amount of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative instruments.

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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and first half of 2011 and 2010 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended June 30, 2011
Currency hedge contracts	$(60)	$(27)	Cost of products sold
	$(60)	$(27)
Three Months Ended June 30, 2010
Interest rate contracts		$1	Interest expense
Currency hedge contracts	$48	(7)	Cost of products sold
	$48	$(6)
Six Months Ended June 30, 2011
Currency hedge contracts	$(107)	$(46)	Cost of products sold
	$(107)	$(46)
Six Months Ended June 30, 2010
Interest rate contracts		$1	Interest expense
Currency hedge contracts	$117	(27)	Cost of products sold
	$117	$(26)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

		Amount of Gain (Loss) Recognized in Earnings (in millions)		Amount of Gain (Loss) Recognized in Earnings (in millions)

Derivatives Not Designated as Hedging Instruments	Location in Statement of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Currency hedge contracts	Other, net	$(7)	$(20)	$(6)	$(28)
		$(7)	$(20)	$(6)	$(28)

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by net gains from foreign currency transaction exposures of $3 million during the second quarter of 2011, $13 million during the second quarter of

2010, $1 million for the first half of 2011 and $16 million for the first half of 2010. As a result, we recorded net foreign currency losses of $4 million during the second quarter of 2011, $7 million during the second quarter of 2010, $5 million for the first half of 2011, and $12 million for the first half of 2010, within other, net in our accompanying unaudited condensed consolidated statements of operations.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2011, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of June 30, 2011 and December 31, 2010:

		As of
		June 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2011	2010
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$4	$32
Currency hedge contracts	Other long-term assets	5	27
Interest rate contracts	Prepaid and other current assets	16
Interest rate contracts	Other long-term assets	12
		37	59
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	21	23
Total Derivative Assets		$58	$82

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$95	$87
Currency hedge contracts	Other long-term liabilities	76	71
		171	158
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	25	31
Total Derivative Liabilities		$196	$189

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011				As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$61			$61	$105			$105
Hedge contracts		$58		58		$82		82
	$61	$58		$119	$105	$82		$187
Liabilities
Hedge contracts		$196		$196		$189		$189
Accrued contingent consideration			$371	371			$71	71
		$196	$371	$567		$189	$71	$260

Our investments in money market funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our money market funds are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $61 million invested in money market and government funds as of June 30, 2011, we had $93 million in interest bearing and non-interest bearing bank accounts. In addition to $105 million invested in money market and government funds as of December 31, 2010, we had $16 million of cash invested in short-term time deposits, and $92 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) during the first half of 2011, related solely to our contingent consideration liability, were as follows (in millions):

Balance as of December 31, 2010	$(71)
Contingent consideration liability recorded	(287)
Fair value adjustment	(13)
Balance as of June 30, 2011	$(371)

Refer to Note B - Acquisitions for a discussion of the changes in the fair value of our contingent consideration liability.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $16 million as of June 30, 2011 and $43 million as of December 31, 2010. The decrease was due primarily to our first quarter 2011 acquisitions of the remaining fully diluted equity of companies in which we held a prior equity interest, described further in Note B - Acquisitions.
During the first quarter and half of 2011, we recorded $709 million of losses to adjust our goodwill and certain other intangible asset balances to their fair value. We wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, with a carrying amount of $1.479 billion to its implied fair value of $782 million, resulting in a non-deductible goodwill impairment charge of $697 million. The amount of the goodwill impairment charge recorded in the first quarter of 2011 was an estimate subject to finalization in the second quarter of 2011. We finalized the two-step impairment test in the second quarter of 2011, and determined that no adjustment to the amount of the charge was necessary. In addition, during the second quarter of 2011, as a result of changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects, we recorded a $12 million intangible asset impairment charge representing a decrease in the estimated fair value of the related intangible assets. These fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the DCF method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within these analyses was based on our most recent operational budgets, long range strategic plans and other estimates.
During the first quarter of 2010, we recorded $1.908 billion of losses to adjust our goodwill and certain other intangible asset balances to their fair values. We wrote down goodwill attributable to our U.S. CRM reporting unit with a carrying amount of $3.296 billion to its implied fair value of $1.448 billion, resulting in a write-down of $1.848 billion, an estimate which was finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge as a result of the finalization of the second step of the goodwill impairment test, resulting in a revised implied fair value of $1.479 billion. In addition, during the first quarter of 2010, we wrote down certain of our Peripheral Interventions intangible assets by $60 million to their estimated fair values of $14 million.
The fair value of our outstanding debt obligations was $4.579 billion as of June 30, 2011 and $5.654 billion as of December 31, 2010, which was determined by using primarily quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. This decrease was due primarily to debt repayments of $1.250 billion during the first half of 2011. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.201 billion as of June 30, 2011 and $5.438 billion as of December 31, 2010. During the first half of 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2011 is as follows:

	Payments due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Senior notes				$600	$1,250	$2,350	$4,200
				$600	$1,250	$2,350	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
During the first half of 2011, we prepaid the remaining $1.0 billion of our term loan maturities without premium or penalty.
We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (2.25 percent through June 30, 2011). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.50 percent per year through June 30, 2011). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of June 30, 2011 or December 31, 2010. In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. The Fitch upgrade will result in a slightly favorable reduction in the facility fee and the interest rate on the facility.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of June 30, 2011
Maximum leverage ratio (1)	3.5 times	1.4 times
Minimum interest coverage ratio (2)	3.0 times	8.5 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our recently announced 2011 Restructuring program. As of June 30, 2011, we had $390 million of the restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of June 30, 2011, we had $1.842 billion of the legal payment exclusion remaining.
As of and through June 30, 2011, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of June 30, 2011 and $4.450 billion as of December 31, 2010. In January 2011, we paid $250 million of our senior notes at maturity.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In August 2011, we extended the maturity of this facility to August 2012. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay any borrowings immediately under the facility. The credit agreement required us to create a wholly-owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. There were no amounts borrowed under this facility as of June 30, 2011 or December 31, 2010. In January 2011, we borrowed $250 million under this facility and used the proceeds to prepay $250 million of our term loan, and subsequently repaid the borrowed amounts during the first quarter of 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 300 million Euro (translated to approximately $435 million as of June 30, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $421 million of receivables as of June 30, 2011 at an average interest rate of 2.5 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to $18.5 billion Japanese yen (translated to approximately $230 million as of June 30, 2011). We discounted $182 million of notes receivable as of June 30, 2011 at an average interest rate of 1.8 percent and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. Discounted and de-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

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
2011 Restructuring plan

On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; and leveraging preferred vendors. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Program activities will start to be initiated in the third quarter of 2011 and are expected to be substantially complete by the end of 2013.
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$125 million to $150 million
Other (1)	$20 million to $40 million
Restructuring-related expenses:
Other (2)	$10 million to $20 million
$155 million to $210 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including program management, accelerated depreciation, retention and infrastructure-related costs.
2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the re-prioritization and diversification of our product portfolio. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2012.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $122 million to date. We have recorded related costs of $161 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$95 million to $100 million
Fixed asset write-offs	$10 million to $15 million
Other (1)	$50 million to $55 million
Restructuring-related expenses:
Other (2)	$10 million to $15 million
$165 million to $185 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2010 Restructuring plan, including accelerated depreciation and infrastructure-related costs.
Plant Network Optimization program
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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $57 million to date. We have recorded related costs of $108 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. The transfer of production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan were completed as of December 31, 2009. The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $372 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $18 million in the second quarter of 2011, $27 million in the second quarter of 2010, $56 million in the first half of 2011, and $93 million in the first half of 2010. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the second quarter of 2011, $14 million in the second quarter of 2010, $24 million in the first half of 2011, and $28 million in the first half of 2010.
The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended June 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$8				$10	$18
Restructuring-related expenses:
Cost of products sold		$3	$8			11
Selling, general and administrative expenses					1	1
		3	8		1	12
	$8	$3	$8		$11	$30

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$6	$3	$8			$17
Plant Network Optimization program	2				$11	13
	$8	$3	$8		$11	$30

Three Months Ended June 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$15			$1	$11	$27
Restructuring-related expenses:
Cost of products sold		$2	$11			13
Selling, general and administrative expenses					1	1
		2	11		1	14
	$15	$2	$11	$1	$12	$41

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$14			$1	$11	$26
Plant Network Optimization program	1	$2	$7			10
2007 Restructuring plan			4		1	5
	$15	$2	$11	$1	$12	$41

Six Months Ended June 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$36				$20	$56
Restructuring-related expenses:
Cost of products sold		$6	$16			22
Selling, general and administrative expenses					2	2
		6	16		2	24
	$36	$6	$16		$22	$80

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$29				$22	$51
Plant Network Optimization program	7	$6	$16			29
	$36	$6	$16		$22	$80

Six Months Ended June 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$65			$7	$21	$93
Restructuring-related expenses:
Cost of products sold		$3	$23			26
Selling, general and administrative expenses					2	2
		3	23		2	28
	$65	$3	$23	$7	$23	$121

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$60			$7	$19	$86
Plant Network Optimization program	2	$3	$13			18
2007 Restructuring plan	3		10		4	17
	$65	$3	$23	$7	$23	$121

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
We have incurred cumulative restructuring charges related to our 2010 Restructuring plan and Plant Network Optimization program of $186 million and restructuring-related costs of $83 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$95	$33	$128
Fixed asset write-offs	11		11
Other	47		47
Total restructuring charges	153	33	186
Accelerated depreciation		19	19
Transfer costs		56	56
Other	8		8
Restructuring-related expenses	8	75	83
	$161	$108	$269
We made cash payments of $38 million in the second quarter of 2011 and $69 million in the first half of 2011 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $179 million related to our 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2010 Restructuring plan	Plant Network Optimization	Total
Three Months Ended June 30, 2011
Termination benefits	$18	$1	$19
Transfer costs		8	8
Other	11		11
	$29	$9	$38

Six Months Ended June 30, 2011
Termination benefits	$25	$1	$26
Transfer costs		16	16
Other	27		27
	$52	$17	$69

Program to Date
Termination benefits	$71	$1	$72
Transfer costs		56	56
Other	51		51
	$122	$57	$179
We also made cash payments of $1 million during the second quarter of 2011 and $2 million during the first half of 2011 associated with our 2007 Restructuring plan and have made total cash payments of $372 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
The following is a rollforward of the restructuring liability associated with our 2010 Restructuring plan and Plant Network Optimization program, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

				Plant Network
	2010 Restructuring plan			Optimization
	Termination			Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Total
Accrued as of December 31, 2008
Charges				$22	$22
Cash payments
Accrued as of December 31, 2009				22	22
Charges	$66	$28	$94	4	98
Cash payments	(45)	(20)	(65)		(65)
Accrued as of December 31, 2010	21	8	29	26	55
Charges	29	20	49	7	56
Cash payments	(25)	(25)	(50)	(1)	(51)
Accrued as of June 30, 2011	$25	$3	$28	$32	$60
The remaining restructuring liability associated with our 2007 Restructuring plan was $8 million as of June 30, 2011 and $10 million as of December 31, 2010.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	June 30, 2011	December 31, 2010
Accounts receivable	$1,438	$1,445
Less: allowance for doubtful accounts	(67)	(83)
Less: allowance for sales returns	(37)	(42)
	$1,334	$1,320
The following is a rollforward of our allowance for doubtful accounts for the second quarter and first half of 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Beginning balance	$61	$69	$83	$71
Net (credits) charges to expenses	8	8	(11)	11
Utilization of allowances	(2)	(5)	(5)	(10)
Ending balance	$67	$72	$67	$72
During the first quarter and half of 2011, we reversed $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize, reducing our allowance for doubtful accounts as a credit to selling, general and administrative expenses.
Inventories

	As of
(in millions)	June 30, 2011	December 31, 2010
Finished goods	$630	$622
Work-in-process	93	95
Raw materials	204	177
	$927	$894
Property, plant and equipment, net

	As of
(in millions)	June 30, 2011	December 31, 2010
Land	$119	$119
Buildings and improvements	941	919
Equipment, furniture and fixtures	2,024	1,889
Capital in progress	256	241
	3,340	3,168
Less: accumulated depreciation	1,638	1,471
	$1,702	$1,697
Depreciation expense was $71 million for the second quarter of 2011, $75 million for the second quarter of 2010, $140 million for the first half of 2011, and $149 million for the first half of 2010.
Accrued expenses

	As of
(in millions)	June 30, 2011	December 31, 2010
Legal reserves	$133	$441
Payroll and related liabilities	423	436
Accrued contingent consideration	17	9
Other	756	740
	$1,329	$1,626
Other long-term liabilities

	As of
(in millions)	June 30, 2011	December 31, 2010
Legal reserves	$145	$147
Accrued income taxes	1,096	1,062
Accrued contingent consideration	354	62
Other long-term liabilities	419	374
	$2,014	$1,645
Accrued warranties
We offer warranties on certain of our product offerings. Approximately 90 percent of our warranty liability as of June 30, 2011 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. Changes in our product warranty accrual during the first half of 2011 and 2010 consisted of the following (in millions):

	Six Months Ended June 30,
	2011	2010
Beginning Balance	$43	$55
Provision	7	7
Settlements/reversals	(13)	(15)
Ending Balance	$37	$47

NOTE I – COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Net income (loss)	$146	$98	$192	$(1,491)
Foreign currency translation adjustment	18	(54)	46	(84)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(22)	35	(40)	90
Comprehensive income (loss)	$142	$79	$198	$(1,485)
Refer to Note E – Fair Value Measurements for more information on our derivative financial instruments.

NOTE J – INCOME TAXES
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended June 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	7.6%	17.6%	(10.0)%
Impact of certain receipts/charges*	9.8%	6.2%	3.6%
	17.4%	23.8%	(6.4)%

	Six Months Ended June 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	55.5%	(2.4)%	57.9%
Impact of certain receipts/charges*	(40.0)%	24.8%	(64.8)%
	15.5%	22.4%	(6.9)%
*These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the second quarter and first half of 2011, as compared to the same periods in 2010, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first half of 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, goodwill and intangible asset impairment charges and restructuring- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets and changes in various state tax laws. In the first half of 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges, as well as discrete tax items related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case.

As of June 30, 2011, we had $988 million of gross unrecognized tax benefits, of which a net $882 million, if recognized, would affect our effective tax rate. As of December 31, 2010, we had $965 million of gross unrecognized tax benefits, of which a net $859 million, if recognized, would affect our effective tax rate.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
On December 17, 2010, we received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS for these periods is $525 million plus interest. The primary issue in dispute is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filings and, on March 11, 2011, we filed petitions with the U.S. Tax Court contesting these Notices of Deficiency. On May 20, 2011, the IRS filed their answer to our petition.
We received Revenue Agent's Reports from the IRS reflecting proposed adjustments in April 2011 for the Guidant 2004-2006 tax years and in July 2011 for Boston Scientific Corporation's 2006-2007 tax years. The reports propose transfer pricing adjustments based on substantially similar positions to those subject to our Tax Court petitions and we disagree with the proposed adjustments.
We do not expect that we will be able to resolve these proposed adjustments through applicable IRS administrative procedures. The statute of limitations for Guidant Corporation's 2004-2006 tax years expires in December 2011 and for Boston Scientific Corporation's 2006-2007 tax years in September 2011. Accordingly, we anticipate receiving Notices of Deficiency for these tax years prior to the expiration of the relevant statute of limitations. We believe we have meritorious defenses for our tax filings and will petition the Tax Court to contest the proposed IRS adjustments relating to these periods as well.
We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized interest expense related to income taxes of $10 million in the second quarter of 2011, $11 million in the second quarter of 2010, $17 million in the first half of 2011, and $21 million in the first half of 2010. We had $311 million accrued for gross interest and penalties as of June 30, 2011 and $285 million as of December 31, 2010.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $30 million.

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

We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for legal matters that are probable and estimable was $278 million as of June 30, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the U.S. Department of Justice (DOJ) in order resolve the criminal investigation of Guidant Corporation related to an alleged violation of the Food, Drug and Cosmetic Act occurring prior to our acquisition of Guidant, discussed in our 2010 Annual Report filed on Form 10-K and in the concluded matters below. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2010 Annual Report filed on Form 10-K, our Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2011, or specifically identified below, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

Litigation with Johnson & Johnson (including its subsidiary, Cordis Corporation)

On April 13, 1998, Cordis Corporation filed suit against Boston Scientific Scimed, Inc. and us in the U.S. District Court for the District of Delaware, alleging that our former NIR® stent infringed three claims of two patents (the Fischell patents) owned by Cordis and seeking damages and injunctive relief. On May 2, 2005, the District Court entered judgment that none of the three asserted claims was infringed, although two of the claims were not invalid. The District Court also found the two patents unenforceable for inequitable conduct. Cordis appealed the non-infringement finding of one claim in one patent and the unenforceability of that patent. We cross appealed the finding that one of the two claims was not invalid. Cordis did not appeal as to the second patent. On June 29, 2006, the Court of Appeals upheld the finding that the claim was not invalid, remanded the case to the District Court for additional factual findings related to inequitable conduct, and did not address the finding that the claim was not infringed. On August 10, 2009, the District Court reversed its finding that the two patents were unenforceable for inequitable conduct. On August 24, 2009, we asked the District Court to reconsider and on March 31, 2010, the District Court denied our request for reconsideration. On April 2, 2010, Cordis filed an appeal and on April 9, 2010, we filed a cross appeal. On June 6, 2011, oral arguments were heard before the U.S. Court of Appeals for the Federal Circuit.

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

On February 17, 2010, Johnson & Johnson and Cordis appealed the District Court's decision. The oral argument on appeal occurred on January 11, 2011 and on June 7, 2011 the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the U.S. District Court for the District of Delaware, finding all four Johnson & Johnson patents to be invalid. On July 21, 2011, Johnson & Johnson and Cordis filed a petition for rehearing or rehearing en banc.

On February 1, 2008, Wyeth Corporation and Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed, Inc. as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. A Markman hearing was held on July 15, 2010. On November 3, 2010, the District Court granted a motion to bifurcate damages from liability in the case. On January 7, 2011, Wyeth and Cordis withdrew their infringement claim as to one of the patents. A liability trial is scheduled to begin in January 2012.

On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed, Inc. and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On September 22, 2009, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by the PROMUS® coronary stent system, supplied to us by Abbott. On January 19, 2010, the Minnesota District Court transferred our suit to the U.S. District Court for the District of New Jersey and on February 17, 2010, the Minnesota case was dismissed. On July 13, 2010, Cordis filed a motion to amend the complaint to add an additional patent, which the New Jersey District Court granted on August 2, 2010. Cordis filed an amended complaint on August 9, 2010. On September 3, 2010, we filed an answer to the amended complaint along with counterclaims of invalidity and non-infringement. On May 27, 2011, the District Court granted our motion to bifurcate damages from liability in the case.

On December 4, 2009, Boston Scientific Scimed, Inc. and we filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 19, 2010, Cordis filed its answer as well as a motion to transfer the suit to the U.S. District Court for the District of Delaware. On April 16, 2010, the Minnesota District Court granted Cordis' motion to transfer the case to Delaware. On April 13, 2011, the U.S. District Court for the District of Delaware granted summary judgment that Cordis infringed the Jang patent and on April 28, 2011 the Court granted summary judgment that Cordis' infringement was willful. A trial on damages was held May 5-10, 2011, and on May 11, 2011, the jury found in favor of Boston Scientific for lost profits in the amount of approximately $18.5 million and reasonable royalties of approximately $1 million. Post-trial motions are pending.

On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three patents (the Fischell patents) owned by Cordis. On March 11, 2010, we filed an answer to the complaint along with counterclaims of invalidity and non-infringement. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. A liability trial is scheduled to begin on April 9, 2012.

Other Stent System Patent Litigation

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to the U.S. District Court for the District of Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the non-patent claims and, on October 20, 2009, we filed an answer to the amended complaint. On March 18, 2010, the Massachusetts District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. On April 14, 2010, OrbusNeich filed a motion to amend its complaint to add another patent (another Addonizio patent). On January 21, 2011, OrbusNeich moved for leave to amend its complaint to drop its misappropriation of trade secret, violation of Massachusetts Business Practices Act and unfair competition claims from the case. On July 8, 2011, OrbusNeich filed a motion to amend its complaint to include allegations that our ION™ coronary stent system infringes two additional patents.

On November 17, 2009, Boston Scientific Scimed, Inc. filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Hague District Court in the Netherlands alleging that OrbusNeich's sale of the Genous stent infringes a patent owned by us (the Keith patent) and seeking monetary damages and injunctive relief. A hearing was held on June 18, 2010. In December 2010, the case was stayed pending the outcome of an earlier case on the same patent. On February 4, 2011, we filed an appeal. On July 5, 2011, the Hague Court of Appeals dismissed OrbusNeich's motion to deny jurisdiction regarding cross-border provisional relief.

Other Patent Litigation

On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in the Civil Tribunal in Milan, Italy alleging certain of our CRM products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini and seeking monetary damages. We filed our response on October 26, 2010. During a hearing on November 16, 2010, Dr. Tellini's claims were dismissed with a right to refile amended claims. Dr. Tellini refiled amended claims on January 10, 2011. We filed our response on April 20, 2011.

On May 27, 2011, Body Science LLC filed suit against us in the United States District Court for the Northern District of Illinois, alleging that our Latitude® Patient Management System and Latitude® Blood Pressure Monitor infringes two U.S. patents (the Besson patents) owned by them. On July 27, 2011, Body Science amended its complaint to add several cardiac resynchronization therapy defibrillator (CRT-D) and implantable cardioverter defibrillator (ICD) devices that are compatible with the Latitude® Patient Management System.

Product Liability Related Litigation

Cardiac Rhythm Management

Two product liability class action lawsuits and approximately 20 individual lawsuits involving approximately 20 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately five cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants do not allege physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. At the conclusion of the MDL settlement in 2010, 8,180 claims had been approved for participation. As a result, we made all required settlement payments of approximately $234 million, and no other payments are due under the MDL settlement agreement. On April 6, 2009, September 24, 2009, April 16, 2010 and August 30, 2010, the MDL Court issued orders dismissing with prejudice the claims of most plaintiffs participating in the settlement; the claims of settling plaintiffs whose cases were pending in state courts have been or will be dismissed by those courts. On April 22, 2010, the MDL Court certified an order from the Judicial Panel on Multidistrict Litigation remanding the remaining cases to their trial courts of origin.

We are aware of approximately 29 Guidant product liability lawsuits pending internationally associated with defibrillator systems or pacemaker systems, including devices involved in the 2005 and 2006 product communications, generally seeking monetary damages. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.

Guidant or its affiliates have been defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid in connection with the devices that have been the subject of Guidant's product communications. Two of the TPP actions were previously dismissed without prejudice, but have now been revived as a result of the MDL Court's January 15, 2010 order, and are pending in the U.S. District Court for the District of Minnesota, although they are proceeding separately from the MDL. We have reached an agreement in principle to settle these two matters for $3 million in the aggregate. A third action was recently remanded by the MDL Court to the U.S. District Court for the Southern District of Florida and has since been resolved and dismissed with prejudice. Two other

TPP actions were pending in state court in Minnesota, but were settled and dismissed with prejudice by court order dated June 3, 2010. The settled cases were brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates.

Securities-Related Litigation

On October 22, 2010, Sanjay Israni filed a shareholder derivative complaint against us and against certain directors and officers in Massachusetts Superior Court for Middlesex County purportedly seeking to remedy alleged breaches of fiduciary duties that allegedly caused losses to us. The relevant period defined in the complaint is from April 20, 2009 to March 30, 2010. The allegations in the complaint are largely the same as those contained in the shareholder derivative action filed by Rick Barrington. On June 22, 2011, the Court held a hearing on our motion to dismiss. Then, on June 27, 2011, the Court issued an order staying further proceedings in this case pending resolution in one or more of the three related matters discussed in our 2010 Annual Report filed on Form 10-K.

On September 23, 2005, Srinivasan Shankar, individually and on behalf of all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, individually and on behalf of all others similarly situated, each filed additional purported securities class action suits in the same court on behalf of the same purported class. On February 15, 2006, the District Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy U.S. Food and Drug Administration (FDA) regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the District Court on March 30, 2007. On April 16, 2008, the U.S. Court of Appeals for the First Circuit reversed the dismissal of only plaintiff’s TAXUS® stent recall-related claims and remanded the matter for further proceedings. On February 25, 2009, the District Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. The defendants filed a motion for summary judgment and a hearing on the motion was held on April 21, 2010. On April 27, 2010, the District Court granted defendants’ motion and on April 28, 2010, the District Court entered judgment in defendants’ favor and dismissed the case. The plaintiffs filed a notice of appeal on May 27, 2010. The oral argument in the First Circuit Court of Appeals was held February 10, 2011. On August 4, 2011, the First Circuit Court of Appeals affirmed the District Court's entry of judgment in favor of the defendants.

Governmental Proceedings

Guidant / Cardiac Rhythm Management

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers' true costs for the devices. On December 20, 2010, the District Court granted the parties' motion to suspend further proceedings following the parties advising the Court that they had reached a settlement in principle. The parties are scheduled to report the status of finalizing the settlement papers to the District Court during the third quarter of 2011.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to the James Allen qui tam action. After the DOJ declined to intervene in the original complaint in the Allen qui tam action, Mr. Allen filed an amended complaint in the U.S. District Court for the District of Buffalo, New York alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. On July 23, 2010, we were served with the amended, unsealed qui tam complaint filed by James Allen, an alleged device recipient. In September 2010, we filed a motion to dismiss the complaint. On December 14, 2010, the federal government filed unopposed motions to intervene and to transfer the litigation to the U.S. District Court for the District of Minnesota. Both motions were granted. The case has been assigned to Judge Donovan Frank, as a related case to In re: Guidant Corp. Implantable Defibrillators Products Liability Litigation, MDL No. 05-1708 (DWF/AJB). Shortly after reaching the plea agreement with the Criminal division of the DOJ in November 2009 described below, the Civil division of the DOJ notified us that it had opened an investigation into whether there were civil violations under the False Claims Act related to these products. On January 27, 2011, the Civil division of the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action. On June 22, 2011, the Court entered a scheduling order requiring the case to be trial ready by May 1, 2013.

On October 24, 2008, we received a letter from the DOJ informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. We divested the surgical cardiac ablation business, and the devices at issue are no longer sold by us. On July 13, 2009, we became aware that a judge in Texas partially unsealed a qui tam whistleblower complaint which is the basis for the DOJ investigation. In August 2009, the federal government, which has the right to intervene and take over the conduct of the qui tam case, filed a notice indicating that it has elected not to intervene in this matter at this time. On March 31, 2011, the Court granted our motion to dismiss the plaintiff's first amended complaint without prejudice, and gave the plaintiff leave to amend her complaint until April 22, 2011. On April 21, 2011, the plaintiff filed a second amended complaint in which she dropped all of the False Claims Act allegations based on the alleged off-label promotions but continued to claim that she was discharged from Guidant in retaliation for complaining about the alleged false claims.

Matters Concluded Since December 31, 2010

On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the consumer protection provisions of New York's Executive Law, alleging that Guidant concealed from physicians and patients a design flaw in its VENTAK PRIZM® 2 1861 defibrillator from approximately February 2002 until May 23 2005 and by Guidant's concealment of this information, it engaged in repeated and persistent fraudulent conduct in violation of the law. The New York Attorney General sought permanent injunctive relief, restitution for patients in whom a VENTAK PRIZM® 2 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. The case was removed from New York State Court in 2005 and transferred to the MDL Court in the U.S. District Court for the District of Minnesota in 2006. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts. On or about May 7, 2010, the New York Attorney General's lawsuit was remanded to the U.S. District Court for the Southern District of New York. In December 2010, Guidant and the New York Attorney General reached an agreement in principle to resolve this matter. Under the terms of the settlement Guidant agreed to pay less than $1 million and to continue in effect certain patient safety, product communication and other administrative procedure terms of the multistate settlement reached with other state Attorneys General in 2007. On January 6, 2011, the District Court entered a consent order and judgment concluding the matter.

In October 2005, Guidant received an administrative subpoena from the DOJ, acting through the U.S. Attorney's office in Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996 (HIPAA). The subpoena requested documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant's VENTAK PRIZM® 2, CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant cooperated with the request. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant would plead to two misdemeanor charges related to failure to include information in reports to the FDA and we will pay approximately $296 million in fines and forfeitures on behalf of Guidant. We recorded a charge of $294 million in the third quarter of 2009 as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the Minnesota U.S. Attorney and the Office of Consumer Litigation of the DOJ documenting the agreement in principle. On April 5, 2010, Guidant formally pled guilty to the two misdemeanor charges. On April 27, 2010, the District Court declined to accept the plea agreement between Guidant and the DOJ. On January 12, 2011, following a review of the case by the U.S. Probation office for the District of Minnesota, the District Court accepted Guidant's plea agreement with the DOJ resolving this matter. The Court placed Guidant on probation for three years, with annual reviews to determine if early discharge from probation will be ordered. During the probationary period, Guidant will provide the probation office with certain reports on its operations. In addition, we voluntarily committed to contribute a total of $15 million to our Close the Gap and Science, Technology, Engineering and Math (STEM) education programs over the next three years.

On July 14, 2008, we received a subpoena from the Attorney General for the State of New Hampshire requesting information in connection with our refusal to sell medical devices or equipment intended to be used in the administration of spinal cord stimulation trials to practitioners other than practicing medical doctors. We have responded to the New Hampshire Attorney General's request. In February 2011, we were informed that the investigation has been closed.

In August 2009, we received shareholder letters demanding that our Board of Directors take action against certain directors and executive officers as a result of the alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. On March 19, 2010, the same shareholders filed purported derivative lawsuits in the Massachusetts Superior Court of Middlesex County against the same directors and executive officers named in the demand letters, alleging breach of fiduciary duty in connection with the alleged off-label promotion of surgical cardiac ablation system devices and seeking unspecified damages, costs, and equitable relief. The parties agreed to defer action on these suits until after the Board of Director's determination whether to pursue the matter. On July 26, 2010, the Board determined to reject the shareholders' demand. In October 2010, we and those of our present officers and directors who were named as defendants in these actions moved to dismiss the lawsuits. On December 16, 2010, the Massachusetts Superior Court granted the motion to dismiss and issued a final judgment dismissing all three cases with prejudice. The plaintiffs did not appeal and the time for appeal expired.

From time to time, Guidant has responded to and settled various product liability suits relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. The plaintiffs in these suits generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the ANCURE System or the accompanying warning and labeling. Guidant has settled these individual suits for amounts that were not material to us. In 2009, the California state court dismissed four suits on summary judgment. All four dismissals have been upheld by the California Court of Appeals. On December 12, 2010, the U.S. Supreme Court declined to review the dismissals in two cases, and further review in the other two cases was not sought by the plaintiffs. There are currently no pending suits although Guidant has been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally make similar allegations to those asserted in the filed cases discussed above. It is uncertain how many of these claims will ultimately be pursued against Guidant.

On December 17, 2007, Medtronic, Inc. filed a declaratory judgment action in the U.S. District Court for the District of Delaware against us, Guidant Corporation, and Mirowski Family Ventures L.L.C., challenging its obligation to pay royalties to Mirowski on certain cardiac resynchronization therapy devices by alleging non-infringement and invalidity of certain claims of two patents owned by Mirowski and exclusively licensed to Guidant and sublicensed to Medtronic. On November 21, 2008, Medtronic filed an amended complaint adding unenforceability of the patents. A trial was held in January 2010 and on March 30, 2011, judgment was rendered in favor of Medtronic as to non-infringement. We do not intend to appeal.

On March 22, 2010, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts seeking documents relating to our March 15, 2010 announcement regarding the ship hold and product removal actions associated with our ICD and CRT-D systems, and relating to earlier recalls of our ICD and CRT-D devices. On April 12, 2011, the U.S. Attorney's Office advised the Company that it was discontinuing its criminal investigation of this matter.

On April 14, 2010, we received a letter from the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 (Local 8) demanding that our Board of Directors seek to remedy any legal violations committed by current and former officers and directors during the period beginning April 20, 2009 and continuing through March 12, 2010. The letter alleges that our officers and directors caused us to issue false and misleading statements and failed to disclose material adverse information regarding serious issues with our CRM business. The matter was referred to a special committee of the Board to investigate and then make a recommendation to the full Board. On May 9, 2011, our Board resolved to reject the shareholders' demand.

On December 16, 2010, Kilts Resources LLC filed a qui tam suit against us in the U.S. District Court for the Eastern District of Texas alleging that we marked and distributed our Glidewire product with an expired patent in violation of the false marking statute and seeking monetary damages. On June 17, 2011, the parties entered into a confidential Settlement Agreement.

On July 1, 2008, Guidant Sales Corporation received a subpoena from the Maryland office of the U.S. Department of Health and Human Services, Office of Inspector General seeking information concerning payments to physicians, primarily related to the training of sales representatives. The U.S. Attorney's Office for the District of Maryland conducted the investigation. On June 28, 2011, the U.S. Attorney's Office advised us that it was no longer investigating our sales training practices.

On August 24, 2010, EVM Systems, LLC filed suit against us, Cordis Corporation, Abbott Laboratories Inc. and Abbott Vascular, Inc. in the U.S. District Court for the Eastern District of Texas alleging that our vena cava filters, including the Escape Nitinol Stone Retrieval Device, infringe two patents (the Sachdeva patents) and seeking monetary damages. On November 15, 2010, we answered the complaint denying the allegations and asserting counterclaims of non-infringement and invalidity. On April 20, 2011, EVM amended the complaint to add an additional Sachdeva patent and the WATCHMAN® device, which we acquired with Atritech in March 2011. On July 11, 2011, the parties entered into a confidential Settlement Agreement.
NOTE L – EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Weighted average shares outstanding - basic	1,528.6	1,516.6	1,527.5	1,515.6
Net effect of common stock equivalents	7.2	8.7	8.5
Weighted average shares outstanding - assuming dilution	1,535.8	1,525.3	1,536.0	1,515.6
Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 9.1 million for the first half of 2010 due to our net loss position in that period.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 68 million stock options for the second quarter of 2011, 65 million for the second quarter of 2010, and 62 million for the first half of 2011 and 2010, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately one million shares of our common stock in the second quarters of 2011 and 2010, eight million shares in the first half of 2011, and six million shares in the first half of 2010, following the exercise or vesting of underlying stock options or deferred stock units, or purchase under our employee stock purchase plans.
In May 2011, our Board of Directors and shareholders approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to approximately 145 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units, options to acquire our common stock, stock appreciation rights, performance awards and other stock and non-stock awards. No further grants will be made under our 2003 Long-Term Incentive Plan. In addition, in July 2011, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock, in addition to the re-approval of approximately 37 million shares remaining under a previous share repurchase program. Any repurchased shares may be used for general corporate purposes.

NOTE M – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of June 30, 2011 and December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, and restructuring-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2010 net sales and operating results based on standard currency exchange rates used for 2011 in order to remove the impact of currency fluctuations. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Net sales
United States	$1,040	$1,046	$2,063	$2,082
EMEA	455	467	923	932
Japan	213	214	427	441
Inter-Continental	181	167	351	326
Net sales allocated to reportable segments	1,889	1,894	3,764	3,781
Sales generated from divested businesses	43	87	76	176
Impact of foreign currency fluctuations	43	(53)	60	(69)
	$1,975	$1,928	$3,900	$3,888
Income (loss) before income taxes
United States	$159	$179	$379	$345
EMEA	184	194	387	403
Japan	99	96	199	210
Inter-Continental	65	62	125	125
Operating income allocated to reportable segments	507	531	1,090	1,083
Manufacturing operations	(71)	(78)	(138)	(178)
Corporate expenses and currency exchange	(53)	(88)	(117)	(160)
Goodwill and other intangible asset impairment net charges; and acquisition-, divestiture-, and restructuring- related net charges	(50)	(10)	(47)	(1,748)
Amortization expense	(96)	(124)	(228)	(252)
	237	231	560	(1,255)
Other expense, net	(79)	(112)	(129)	(200)
	$158	$119	$431	$(1,455)

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position for the three or six months ended June 30, 2011 and is not expected to have a material impact in subsequent periods.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we included disclosure beginning in our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to the consolidated financial statements included in our 2010 Annual Report filed on Form 10-K for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note H – Supplemental Balance Sheet Information for a rollforward of our allowance for doubtful accounts during the three and six months ended June 30, 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary

Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We were required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in the first half of 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29.
Standards to be Implemented
ASC Update No. 2011-04
In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. We are required to adopt Update No. 2011-04 for our first quarter ending March 31, 2012 and do not believe its adoption will have a significant impact on our future results of operations or financial position.
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012.

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
Financial Summary
Three Months Ended June 30, 2011
Our net sales for the second quarter of 2011 were $1.975 billion, as compared to net sales of $1.928 billion for the second quarter of 2010, an increase of $47 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which contributed $96 million to our second quarter 2011 net sales as compared to the same period in the prior year, and net sales from divested businesses, our net sales decreased $5 million, or less than one percent. Declines in constant currency net sales from our Interventional Cardiology division of approximately $40 million and our Cardiac Rhythm Management (CRM) division of $10 million were largely offset by increases in constant currency Endoscopy net sales of $16 million, Neuromodulation net sales of $12 million and Peripheral Interventions net sales of $12 million, as compared to the same period in the prior year. Sales growth rates that exclude the impact of changes in foreign currency exchange rates are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and should not be considered in isolation from, or as a replacement for, sales growth rates calculated on a GAAP basis. Refer to Additional Information for a discussion of management’s use of this non-GAAP financial measure. Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net income for the second quarter of 2011 was $146 million, or $0.10 per share. Our reported results for the second quarter of 2011 included an intangible asset impairment charge, acquisition- and divestiture-related charges, restructuring-related costs and amortization expense (after-tax) totaling $116 million, or $0.07 per share. Excluding these items, net income for the second quarter of 2011 was $262 million, or $0.17 per share. Our reported net income for the second quarter of 2010 was $98 million, or $0.06 per share. Our reported results for the second quarter of 2010 included goodwill impairment-related credits, restructuring-related costs and amortization expense (after-tax) totaling $92 million, or $0.06 per share. Excluding these items, net income for the second quarter of 2010 was $190 million, or $0.12 per share. Management excludes certain significant items that are considered to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, litigation-, and restructuring-related charges and credits; certain discrete tax items; and amortization expense to facilitate an evaluation of current operating performance and a comparison to past operating performance, as well as to assess liquidity. Net income and net income per share excluding these items are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measures. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures. The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Three Months Ended June 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$158	$(12)	$146	$0.10
Non-GAAP adjustments:
Intangible asset impairment charge	12	(3)	9	0.01
Acquisition-related net charges	7	(1)	6	0.00
Divestiture-related charges	1		1	0.00
Restructuring-related charges	30	(9)	21	0.01
Amortization expense	96	(17)	79	0.05
Adjusted net income	$304	$(42)	$262	$0.17

	Three Months Ended June 30, 2010
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$119	$(21)	$98	$0.06
Non-GAAP adjustments:
Goodwill impairment credit	(31)		(31)	(0.02)
Restructuring-related charges	41	(12)	29	0.02
Amortization expense	124	(30)	94	0.06
Adjusted net income	$253	$(63)	$190	$0.12

Cash generated by operating activities was $390 million in the second quarter of 2011 and $286 million in the second quarter of 2010. Our cash generated from operations continues to be a significant source of funds for servicing our outstanding debt obligations and investing in our growth. As of June 30, 2011, we had total debt of $4.201 billion, cash and cash equivalents of $154 million and working capital of $1.257 billion. In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating, and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. We believe these rating improvements reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improving financial fundamentals. Refer to Liquidity and Capital Resources for further discussion.
Six Months Ended June 30, 2011
Our net sales for the first half of 2011 were $3.900 billion, as compared to net sales of $3.888 billion for the first half of 2010, an increase of $12 million, or less than one percent. Excluding the impact of changes in foreign currency exchange rates, which contributed $129 million to our net sales for the six months ended June 30, 2011, as compared to the same period in the prior year, and net sales from divested businesses, our net sales decreased $17 million, or less than one percent. This decrease was due primarily to constant currency declines in net sales from our Interventional Cardiology division of $107 million, including constant currency declines of our drug-eluting stent system net sales of $44 million. These decreases were partially offset by constant currency increases in net sales from our Peripheral Interventions business of $19 million, net sales from our Endoscopy business of $36 million, net sales from our Neuromodulation business of $21 million, and net sales from our Urology/Women’s Health business of $10 million in the first half of 2011, as compared to the same period in the prior year.
Our reported net income for the first half of 2011 was $192 million, or $0.12 per share. Our reported results for the first half of 2011 included a non-deductible goodwill impairment charge, intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring-related costs, discrete tax items and amortization expense for total net charges (after-tax) totaling $406 million, or $0.27 per share. Excluding these items, our net income for the first half of 2011 was $598 million, or $0.39 per share. Our reported net loss for the first half of 2010 was $1.491 billion, or $0.98 per share. Our reported results for the first half of 2010 included a non-deductible goodwill impairment charge, other intangible asset impairment charges, acquisition-related credits, restructuring and restructuring-related costs and amortization expense for total net charges (after-tax) totaling $1.932 billion, or $1.27 per share. Excluding these items, net income for the first half of 2010 was $441 million, or $0.29 per share. The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Six Months Ended June 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$431	$(239)	$192	$0.12
Non-GAAP adjustments:
Goodwill impairment charge	697		697	0.45
Intangible asset impairment charge	12	(3)	9	0.00
Acquisition-related net credits	(22)	(1)	(23)	(0.01)
Divestiture-related net credits	(758)	228	(530)	(0.34)
Restructuring-related charges	80	(24)	56	0.04
Discrete tax items		4	4	0.00
Amortization expense	228	(35)	193	0.13
Adjusted net income	$668	$(70)	$598	$0.39

	Six Months Ended June 30, 2010
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net loss	$(1,455)	$(36)	$(1,491)	$(0.98)
Non-GAAP adjustments:
Goodwill impairment charge	1,817		1,817	1.20	*
Intangible asset impairment charge	60	(9)	51	0.03	*
Acquisition-related credit	(250)	34	(216)	(0.14)	*
Restructuring-related charges	121	(36)	85	0.05	*
Amortization expense	252	(57)	195	0.13	*
Adjusted net income	$545	$(104)	$441	$0.29

*	Assumes dilution of 9.1 million shares for the six months ended June 30, 2010 for all or a portion of these non-GAAP adjustments.

Cash generated by operating activities was $293 million in the first half of 2011, as compared to $2 million in the first half of 2010, and included $296 million of litigation-related payments in the first half of 2011, as compared to approximately $1.0 billion in the first half of 2010, offset by the receipt of an acquisition-related milestone payment of $250 million and a federal tax refund of $163 million in the first half of 2010.

Business and Market Overview
Cardiac Rhythm Management
Our Cardiac Rhythm Management (CRM) division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include our COGNIS® cardiac resynchronization therapy defibrillator (CRT-D) and TELIGEN® ICD systems and our next-generation INCEPTA™, ENERGEN™, and PUNCTUA™ defibrillator systems, which are among the world’s smallest and thinnest high-energy devices and deliver excellent longevity. Worldwide net sales of our CRM products of $544 million represented approximately 28 percent of our consolidated net sales for the second quarter of 2011. Our worldwide CRM net sales increased $17 million, or three percent, in the second quarter of 2011, as compared to the second quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $27 million to our second quarter 2011 CRM net sales as compared to the same period in the prior year, our CRM net sales decreased $10 million, or two percent. In addition, our net sales for the second quarter of 2010 were negatively impacted by approximately $62 million as a result of being off the market for a portion of the quarter as a result of the ship hold and product removal actions associated with our ICD and CRT-D systems in the U.S. Partially offsetting the relative increase in the second quarter of 2011, we estimate that our U.S. CRM net sales were negatively impacted by approximately $19 million, as compared to the same period in the prior year, as a result of a decline in our share of the U.S. CRM market following the ship hold and product removal actions.

The reduction in our CRM net sales during the second quarter of 2011 also reflects the impact of a contraction in the U.S. ICD market during 2011, which we believe is due to a variety of factors, including physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants, U.S. Department of Justice investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, as well as on-going physician alignment to hospitals and competitive pricing pressures. The impact of the market reduction, and the related reduction in our forecasted 2011 U.S. CRM net sales as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to our first quarter 2011 goodwill impairment charge discussed in Results of Operations.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2011			June 30, 2010
	U.S.	International	Total	U.S.	International	Total
ICD systems	$243	$150	$393	$238	$141	$379
Pacemaker systems	72	79	151	84	64	148
CRM products	$315	$229	$544	$322	$205	$527
Our U.S. CRM net sales decreased $7 million, or two percent, in the second quarter of 2011 as compared to the second quarter of 2010. The decrease was driven primarily by the contraction of the U.S. ICD market, which was largely offset by the recovery of lost sales and market share as a result of being off the U.S. market for a portion of the second quarter of 2010 due to the ship hold and product removal actions. We are committed to advancing our technologies to strengthen our CRM business. We continue to execute on our product pipeline and expect to receive U.S. Food and Drug Administration (FDA) approval for our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™, in the U.S. in late 2011 or early 2012, which include new features designed to improve functionality, diagnostic capability and ease of use. In addition, we expect to launch our next-generation INGENIO™ pacemaker system, which leverages the strength of our high-voltage platform and will be compatible with our LATITUDE® Patient Management System, in the U.S. in early 2012.
Our international CRM net sales increased $24 million, or 12 percent, in the second quarter of 2011, as compared to the second quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $27 million to net sales for the three months ended June 30, 2011, as compared to the same period in the prior year, our international CRM net sales decreased $3 million, or one percent, as compared to the same period in the prior year. Our net sales of our CRM products decreased $12 million in our Europe/Middle East/Africa (EMEA) region in the second quarter of 2011, on a constant currency basis, as compared to the second quarter of 2010, due primarily to lower average selling prices, driven by competitive and other pricing pressures. This decrease was partially offset by constant currency increases in net sales of $6 million in Japan and $3 million in our Inter-Continental region in the second quarter of 2011, as compared to the same period in the prior year. The increases in these regions were driven primarily by continued market acceptance of our COGNIS® CRT-D and TELIGEN® ICD systems, and our 4-SITE lead delivery system, launched in the fourth quarter of 2010. In the second quarter of 2011, we received CE Mark approval for our INCEPTA™, ENERGEN™ and PUNCTUA™ next-generation line of defibrillators and we plan to launch our next-generation INGENIO™ pacemaker system in our EMEA and certain Inter-Continental regions in early 2012. We believe that these launches will enhance our position within the worldwide CRM market.
Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our results of operations. The variables that may impact the size of the CRM market and/or our share of that market include, but are not limited to:

•
the on-going impact of physician alignment to hospitals, government investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed and average selling prices;

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
Coronary Stent Systems
We are the only company in the industry to offer a two-drug platform strategy, which we believe has enabled us to increase our leadership position in the drug-eluting stent market. We market our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system, launched in our EMEA region and certain Inter-Continental countries during the second quarter of 2010 and in the U.S. (commercialized as ION™) during the second quarter of 2011. We also offer our everolimus-eluting stent line, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories in the U.S. and Japan, and our next-generation internally-developed and self-manufactured PROMUS® Element™ stent system, currently marketed in our EMEA region and certain Inter-Continental countries. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility than older alloys, enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. We expect to launch our TAXUS® Element™ stent system in Japan in late 2011 or early 2012 and launch our PROMUS® Element™ stent system in China in the fourth quarter of 2011, in the U.S. by mid-2012, and in Japan in mid-2012.
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
Net sales of our coronary stent systems, including bare-metal stent systems, of $428 million represented approximately 22 percent of our consolidated net sales in the second quarter of 2011. Worldwide net sales of these products increased $6 million, or one percent, in the second quarter of 2011, as compared to the second quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $14 million to our coronary stent system net sales in the second quarter of 2011, as compared to the same period in the prior year, net sales of these products decreased $8 million, or two percent. Despite continued competition and pricing pressures, we increased our leadership position during the second quarter of 2011 by approximately 100 basis points with an estimated 36 percent share of the worldwide drug-eluting stent market. Further, during the second quarter of 2011, one of our competitors announced plans to exit the drug-eluting stent market by the end of 2011. Although the impact on the market is uncertain, we believe this presents an opportunity for us to gain market share and expand our presence in the worldwide drug-eluting stent market and the broader cardiovascular market.
The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2011			June 30, 2010
	U.S.	International	Total	U.S.	International	Total
TAXUS®	$80	$36	$116	$73	$55	$128
PROMUS®	128	48	176	136	74	210
PROMUS® Element™		108	108		51	51
Drug-eluting	208	192	400	209	180	389
Bare-metal	8	20	28	12	21	33
	$216	$212	$428	$221	$201	$422
Our U.S. net sales of drug-eluting stent systems decreased $1 million, or less than one percent, in the second quarter of 2011, as compared to the second quarter of 2010. The impact of an overall decrease in the size of this market, resulting principally from lower average selling prices driven by competitive and other pricing pressures and lower penetration rates, was offset by an increase in our share of the U.S. drug-eluting stent market due largely to the launch of our third-generation TAXUS® Element™ stent system in the U.S. (commercialized as ION™) in the second quarter of 2011. We believe our share of the U.S. drug-eluting stent market approximated 50 percent in the second quarter of 2011, as compared to 46 percent in the second quarter of 2010. We believe we have expanded our leadership position in this market due to the success of our two-drug platform strategy and the breadth of our product offerings, including the industry’s widest range of coronary stent sizes. We estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately eight percent in the second quarter of 2011, as compared to the second quarter of 2010 and believe that average drug-eluting stent penetration rates (a measure of the mix between bare-metal and drug-eluting stents used across procedures) in the U.S. were 77 percent during the second quarter of 2011, slightly lower than the average of 78 percent during the second quarter of 2010.
Our international drug-eluting stent system net sales increased $12 million, or seven percent, in the second quarter of 2011, as compared to the second quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $19 million to our international drug-eluting stent system net sales for the three months ended June 30, 2011, as compared to the same period in the prior year, net sales of our drug-eluting stent systems decreased $7 million, or four percent. We estimate that average selling prices of our drug-eluting stent systems in our international markets decreased 10 percent in the second quarter of 2011, as compared to the second quarter of 2010, and believe that, partially offsetting this decrease, was an 11 percent increase in the number of percutaneous coronary intervention procedures performed, as compared to the same period in the prior year. Net sales of our drug-eluting stent systems in Japan decreased $6 million, or 12 percent, on a constant currency basis, in the second quarter of 2011, as compared to the second quarter of 2010, driven primarily by a loss of market share due to competitive launches. Our net sales of drug-eluting stent systems in our EMEA region decreased $2 million, or three percent in the second quarter of 2011, as compared to the second quarter of 2010, due primarily to lower average selling prices, driven by competitive and other pricing pressures, partially offset by an increase in procedural volumes. Our net sales of drug-eluting stent systems in our Inter-Continental region increased $1 million, or two percent, on a constant currency basis, in the second quarter of 2011, as compared to the second quarter of 2010, driven by an increase in procedural volumes and the launch and acceptance of our PROMUS® Element™ drug-eluting stent system in key emerging markets, such as India and Brazil.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories in the U.S. and Japan. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. Under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS®, TAXUS® Element™ (ION™) and PROMUS® Element™ stent systems. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system, launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, generates gross profit margins that are significantly more favorable than the PROMUS® stent system. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins.
Further, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. During the first quarter of 2011, we recorded a $50 million credit to cost of products sold related to this retroactive adjustment process. As a result, our gross profit margin for the six months ended June 30, 2011 was positively impacted. Refer to Gross Profit for more information.
We are currently reliant on Abbott for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in the U.S. and Japan extends through June 30, 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott, coupled with our current launch plans for our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system, will be sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. Further, a delay in the launch of our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system, currently expected in U.S. by mid-2012 and in Japan in mid-2012, could result in an inability to meet customer demand for everolimus-eluting stent systems.
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

•
the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of XIENCE V®/PROMUS®, PROMUS® Element™ and TAXUS® Element™ (ION™) stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ stent systems expected to be launched in the U.S. by mid-2012 and in Japan in mid-2012;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.
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

•	physician and patient confidence in our current and next-generation technology;

•	our ability to timely and successfully launch next-generation products and technology features, including the PROMUS® Element™ stent system in the U.S. and Japan;

•	changes in drug-eluting stent penetration rates, the overall number of percutaneous coronary intervention procedures performed and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	new product launches by our competitors; and

•	the outcome of intellectual property litigation.
During 2009, 2010 and the first half of 2011, we successfully negotiated closure of several long-standing legal matters; however, there continues to be significant intellectual property litigation particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems. Our worldwide net sales of these products were $224 million in the second quarter of 2011, as compared to $235 million in the second quarter of 2010, a decrease of $11 million, or five percent. Our U.S. net sales were $90 million in the second quarter of 2011, as compared to $101 million in the second quarter of 2010. Our international net sales of these products were $134 million in the second quarters of 2011 and 2010, and included a $20 million favorable impact from changes in foreign currency exchange rates for the three months ended June 30, 2011, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) net sales decreased $31 million, or 11 percent, as compared to the same period in the prior year. This decrease was primarily the result of competitive pricing pressures and market-wide reductions in procedural volumes. We continue to hold a strong leadership position in the PTCA balloon catheter market, with an estimated 54 percent average share of the U.S. market and 32 percent of the worldwide market for the second quarter of 2011. In June 2010, we launched the NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment, which has been received positively in the market and, in the second half of 2010, also launched our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity.
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
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease, and we hold the number one position in the worldwide Peripheral Interventions market. Our worldwide net sales of these products were $189 million in the second quarter of 2011, as compared to $166 million in the second quarter of 2010, an increase of $23 million, or 14 percent. Our U.S. net sales of these products were $80 million in the second quarters of each 2011 and 2010. Our international net sales were $109 million in the second quarter of 2011, as compared to $86 million for the second quarter of 2010, and included an $11 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Peripheral Interventions net sales increased $12 million, or seven percent in the second quarter of 2011, as compared to the second quarter of 2010, driven by several recent product launches, including the second quarter 2010 launch in Japan of our Carotid WALLSTENT® Monorail® Endoprosthesis and our EPIC™ self-expanding nitinol stent system for the treatment of iliac artery disease. We believe that the impact of recent product launches, including the worldwide launch of our Interlock™ - 35 Fibered IDC™ Occlusion System and the expanded launch of our next-generation Mustang™ percutaneous transluminal angioplasty balloon, coupled with the strength of our existing Express® SD Renal Monorail® premounted stent system; our Express LD Stent System, which includes an iliac indication; our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter and our extensive line of Interventional Oncology product solutions, will continue to position us well in the growing Peripheral Interventions market.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states. In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which add to our Peripheral Interventions portfolio a re-entry catheter and intraluminal chronic total occlusion crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability. Worldwide net sales of our Electrophysiology products were $38 million for the second quarter of 2011, as compared to $37 million for the second quarter of 2010, an increase of $1 million, or two percent. Our U.S. net sales of these products were $28 million in the second quarters of 2011 and 2010. Our international net sales of these products were $10 million in the second quarter of 2011, as compared to $9 million for the second quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $1 million to our worldwide Electrophysiology net sales, as compared to the same period in the prior year, worldwide Electrophysiology net sales remained relatively flat, or down less than one percent, in the second quarter of 2011, as compared to the second quarter of 2010. During the second quarter of 2011, we received CE Mark approval for and launched in select European countries our Blazer™ Open-Irrigated Catheter, our latest radiofrequency ablation catheter designed to treat a variety of arrhythmias. We began a limited launch of our Blazer™ Prime ablation catheter in the U.S., our EMEA region and certain Inter-Continental countries, and believe that with the increasing adoption of this technology and other upcoming product launches, we are well-positioned within the Electrophysiology market.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including atrial fibrillation. In March 2011, we completed the acquisition of Atritech, Inc. Atritech has developed a novel device designed to close the left atrial appendage of the heart in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. We are integrating the operations of the Atritech business into our existing business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology sales forces in the commercialization of the WATCHMAN® device.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $298 million in the second quarter of 2011, as compared to $265 million in the second quarter of 2010, an increase of $33 million, or 12 percent. Our U.S. net sales of these products were $141 million for the second quarter of 2011, as compared to $134 million for the same period in the prior year. Our international net sales were $157 million for the second quarter of 2011, as compared to $131 million for the second quarter of 2010, and included a $17 million favorable impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $16 million, or six percent, in the second quarter of 2011, as compared to the second quarter of 2010. This increase was due primarily to higher net sales within our stent franchise, driven by the continued commercialization and adoption of our WallFlex® family of stents, in particular, the WallFlex Biliary line and WallFlex Esophageal line. In addition, our hemostasis franchise net sales benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip designed to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During 2010, we introduced expanded sizes of our Radial® Jaw 4 biopsy forceps, and through 2011 have launched a number of new products targeting the biliary interventional market, including the Expect™ Endoscopic Ultrasound Aspiration Needle, launched in the U.S. and other international markets in the second quarter of 2011.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including endoscopic pulmonary intervention. In October 2010, we completed our acquisition of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to the mid- to long-term sales growth and diversification of the Endoscopy business.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $127 million in the second quarter of 2011, as compared to $120 million in the second quarter of 2010, an increase of $7 million, or six percent. Our U.S. net sales were $93 million for the second quarters of 2011 and 2010. Our international net sales were $34 million in the second quarter of 2011, as compared to $27 million for the same period in the prior year, and included a $3 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, worldwide net sales of our Urology/Women’s Health products increased $4 million, or three percent, in the second quarter of 2011, as compared to the second quarter of 2010. This increase was driven by increased sales investments and new product introductions, primarily within our Urology franchise.
Our Women's Health franchise was negatively impacted in the second quarter of 2011 by elective procedural softness and competitive product offerings. However, during the first quarter of 2011, we expanded the launch of our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Plus™ Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products increased to $84 million for the second quarter of 2011, as compared to $72 million for the second quarter of 2010, an increase of $12 million, or approximately 17 percent. Our U.S. net sales of Neuromodulation products were $78 million for the second quarter of 2011, as compared to $67 million in the same period in the prior year, and our international net sales of these products were $6 million in the second quarter of 2011 and $5 million in the second quarter of 2010. Foreign currency fluctuations did not materially impact our Neuromodulation net sales in the second quarter of 2011, as compared to the same period in the prior year. These increases were due primarily to higher procedural volumes and positive momentum from new product launches. In 2010, we received FDA approval and launched two lead splitters, as well as the Linear™ 3-4 and Linear™ 3-6 Percutaneous Leads for use with our SCS systems, offering a broader range of lead configurations and designed to provide physicians more treatment options for their chronic pain patients. In the second quarter of 2011, we received CE Mark approval and launched our Clik™ Anchor for our Precision® Plus™ SCS System, the world's first rechargeable SCS device for chronic pain management. Further, we believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and the broadest range of percutaneous lead configurations in the industry.
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
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including deep-brain stimulation. In January 2011, we completed the acquisition of Intelect Medical, Inc., a development-stage company developing advanced visualization and programming technologies that will be integrated with the Vercise™ system. We believe this acquisition leverages the core architecture of our Vercise™ platform and will advance our technology in the field of deep-brain stimulation.
Emerging Markets

As part of our POWER strategy, described in our 2010 Annual Report filed on Form 10-K, we are seeking to increase net sales and market share by expanding our global presence. In particular, we are renewing our focus on selling in order to maximize opportunities in countries whose economies and healthcare sectors are growing rapidly. We are investing $30 million to $40 million in 2011 alone to introduce new products and strengthen our sales organization in emerging markets such as Brazil, China and India and continue to identify opportunities to win global market share.

We also plan to invest an additional $150 million in order to expand our commercial presence in China, one of the world's largest and fastest-growing medical device markets. We expect to build a local manufacturing operation focused on serving Chinese market needs, as well as develop a world class training center for Chinese healthcare providers. In addition, we expect to further invest in local research and development and clinical studies. Together, we expect these activities to increase total headcount in China from approximately 200 to more than 1,200 employees by 2016.

Quarterly Results
Net Sales
As of June 30, 2011 and December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note M – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis. We have restated regional net sales for the three and six months ended June 30, 2010 to exclude sales from our former Neurovascular business, which we sold to Stryker Corporation in January 2011, and present net sales from this business within divested businesses in the tables below. Net sales that exclude the impact of changes in foreign currency exchange rates are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
United States	$1,040	$1,046	(1)%	(1)%
EMEA	459	421	9%	(3)%
Japan	235	209	12%	0%
Inter-Continental	198	168	18%	8%
International	892	798	12%	0%
Subtotal	1,932	1,844	5%	0%
Divested Businesses	43	84	N/A	N/A
Worldwide	$1,975	$1,928	2%	(2)%

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
United States	$2,063	$2,082	(1)%	(1)%
EMEA	912	870	5%	(1)%
Japan	470	435	8%	(3)%
Inter-Continental	378	328	15%	8%
International	1,760	1,633	8%	0%
Subtotal	3,823	3,715	3%	0%
Divested Businesses	77	173	N/A	N/A
Worldwide	$3,900	$3,888	0%	(3)%

The following tables provide our worldwide net sales by division and the relative change on an as reported and constant currency basis.

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
Cardiac Rhythm Management	$544	$527	3%	(2)%
Interventional Cardiology	652	657	(1)%	(6)%
Peripheral Interventions	189	166	14%	7%
Cardiovascular Group	841	823	2%	(3)%
Electrophysiology	38	37	2%	(1)%
Endoscopy	298	265	12%	6%
Urology/Women’s Health	127	120	6%	3%
Neuromodulation	84	72	17%	16%
Subtotal	1,932	1,844	5%	0%
Divested Businesses	43	84	N/A	N/A
Worldwide	$1,975	$1,928	2%	(2)%

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
Cardiac Rhythm Management	$1,103	$1,065	4%	1%
Interventional Cardiology	1,288	1,347	(4)%	(8)%
Peripheral Interventions	365	331	10%	6%
Cardiovascular Group	1,653	1,678	(1)%	(5)%
Electrophysiology	74	75	(1)%	(3)%
Endoscopy	585	525	11%	7%
Urology/Women’s Health	247	232	6%	4%
Neuromodulation	161	140	16%	15%
Subtotal	3,823	3,715	3%	0%
Divested Businesses	77	173	N/A	N/A
Worldwide	$3,900	$3,888	0%	(3)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q2 2011 Net Sales as compared to Q2 2010
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Cardiac Rhythm Management	$17	$(10)	$27
Interventional Cardiology	(5)	(39)	34
Peripheral Interventions	23	12	11
Cardiovascular Group	18	(27)	45
Electrophysiology	1	0	1
Endoscopy	33	16	17
Urology/Women’s Health	7	4	3
Neuromodulation	12	12	0
Subtotal	88	(5)	93
Divested Businesses	(41)	(44)	3
Worldwide	$47	$(49)	$96

	Q2 2011 YTD Net Sales as compared to Q2 2010 YTD
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Cardiac Rhythm Management	$38	$6	$32
Interventional Cardiology	(59)	(107)	48
Peripheral Interventions	34	19	15
Cardiovascular Group	(25)	(88)	63
Electrophysiology	(1)	(2)	1
Endoscopy	60	36	24
Urology/Women’s Health	15	10	5
Neuromodulation	21	21	0
Subtotal	108	(17)	125
Divested Businesses	(96)	(100)	4
Worldwide	$12	$(117)	$129
U.S. Net Sales
During the second quarter of 2011, our U.S. net sales decreased $6 million, or one percent, as compared to the second quarter of 2010. The decrease was driven primarily by lower U.S. Interventional Cardiology net sales of $16 million, as well as lower U.S. CRM net sales of $7 million. Partially offsetting these decreases, our Endoscopy business increased U.S. net sales $7 million, and our Neuromodulation division increased U.S. net sales $11 million. Refer to Business and Market Overview for further discussion of our net sales.
During the first half of 2011, our U.S. net sales decreased $19 million, or one percent, as compared to the first half of 2010. The decrease was driven primarily by lower U.S. coronary stent system sales of $34 million. Partially offsetting this decrease, U.S. sales in our Neuromodulation division increased $20 million in the first half of 2011, as compared to the same period in the prior year.
International Net Sales
During the second quarter of 2011, our international net sales increased $94 million, or 12 percent, as compared to the second quarter of 2010. Changes in foreign currency exchange rates contributed $93 million to our international net sales in the second quarter of 2011 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region decreased $12 million, or three percent, in the second quarter of 2011, as compared to the same period in the prior year, driven primarily by a decline in CRM net sales. Our net sales in Japan decreased $1 million, or less than one percent, excluding the impact of changes in foreign currency exchange rates, in the second quarter of 2011, as compared to the second quarter of 2010. The first quarter 2011 natural disasters and on-going crisis in Japan did not have a significant impact on our results for the second quarter of 2011; however, we continue to monitor the situation and assess the impact on our business in that region. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $14 million, or eight percent, in the second quarter of 2011, as compared to the same period in the prior year, primarily as a result of strong growth in Brazil, China and India. Refer to Business and Market Overview for further discussion of our net sales.
During the first half of 2011, our international net sales increased $127 million, or eight percent, as compared to the first half of 2010. Changes in foreign currency exchange rates contributed $125 million to our international net sales in the first half of 2011 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region decreased $9 million, or one percent, in the first half of 2011, as compared to the same period in the prior year. Our net sales in Japan decreased $14 million, or three percent, excluding the impact of changes in foreign currency exchange rates, in the first half of 2011, as compared to the first half of 2010, due primarily to competitive drug-eluting stent system technology introductions and pricing pressures. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $25 million, or eight percent, in the first half of 2011, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year-over-year growth, including strong growth in Brazil, China and India.
Gross Profit

Our gross profit was $1.287 billion for the second quarter of 2011, $1.274 billion for the second quarter of 2010, $2.581 billion for the first half of 2011, and $2.572 billion for the first half of 2010. As a percentage of net sales, our gross profit decreased to 65.2 percent in the second quarter of 2011, as compared to 66.1 percent in the second quarter of 2010, and was 66.2 percent for the first half of 2011 and 2010. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit - period ended June 30, 2010	66.1%	66.2%
PROMUS® supply true-up		1.3%
Drug-eluting stent system sales mix and pricing	0.3%	(0.2)%
Neurovascular divestiture	(1.7)%	(1.3)%
Net impact of foreign currency	(0.1)%	0.2%
All other, including period expenses and inventory charges	0.6%	0.0%
Gross profit - period ended June 30, 2011	65.2%	66.2%
The primary factor contributing to the decrease in our gross profit margin during the second quarter of 2011, as compared to the same period in 2010, was the negative impact of lower net sales of Neurovascular products and at significantly lower gross profit margins, as result of the divestiture of our Neurovascular business in January 2011 and the terms of transitional supply agreements with Stryker. This decline was partially offset by lower period expenses and inventory charges during the second quarter of 2011, as compared to the second quarter of 2010.
Our gross profit margin for the first half of 2011, as compared to the first half of 2010, was positively impacted by a $50 million credit to cost of products sold recognized in the first quarter of 2011, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. Offsetting this increase was the negative impact of lower sales of Neurovascular products and at significantly lower gross profit margins.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	642	32.5	634	32.9	1,237	31.7	1,262	32.5
Research and development expenses	223	11.3	232	12.0	435	11.2	485	12.5
Royalty expense	52	2.6	57	3.0	103	2.6	108	2.8
Selling, General and Administrative (SG&A) Expenses
In the second quarter of 2011, our SG&A expenses increased $8 million, or one percent, as compared to the second quarter of 2010, but were slightly lower as a percentage of net sales. This increase was driven primarily by the unfavorable impact of changes in foreign currency exchange rates of $25 million, as well as SG&A expenses related to our recent acquisitions. These increases were was partially offset by lower SG&A expenses, as compared to the same period in the prior year, as a result of the sale of our Neurovascular business to Stryker in January. We expect to increase our SG&A investment in targeted areas throughout the remainder of 2011 to support new products; strengthen our sales organization in emerging markets such as Brazil, China and India; and to support our acquired businesses.
In the first half of 2011, our SG&A expenses decreased $25 million, or two percent, as compared to the first half of 2010 and were 80 basis points lower as a percentage of net sales. This decrease was driven primarily by the reversal of $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece in the first half of 2011. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize, reducing our allowance for doubtful accounts as a credit to SG&A expense. Our SG&A expenses were also lower in the first half of 2011, as compared to the same period in the prior year, as a result of the sale of our Neurovascular business to Stryker in January. These decreases were partially offset by the unfavorable impact of changes in foreign currency exchange rates, as well as additional SG&A expenses related to our recent acquisitions and global expansion initiatives.
Research and Development (R&D) Expenses
In the second quarter of 2011, our R&D expenses decreased $9 million, or four percent, as compared to the second quarter of 2010, and were 70 basis points lower as a percentage of net sales. In the first half of 2011, our R&D expenses decreased $50 million, or 10 percent, as compared to the first half of 2010, and declined 130 basis points as a percentage of net sales. The decrease for the three and six months ended June 30, 2011 was due to the on-going re-prioritization of R&D projects and the re-allocation of spending as part of our efforts to focus on products with higher returns and the elimination of spending related to our Neurovascular business, partially offset by increased R&D funding for our acquisitions and certain other priority growth initiatives. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth and expect our R&D expenses to increase over the remainder of the year.
Royalty Expense
In the second quarter of 2011, our royalty expense decreased $5 million, or nine percent, as compared to the second quarter of 2010, and decreased 40 basis points as a percentage of net sales. In the first half of 2011, our royalty expense decreased $5 million, or five percent, as compared to the first half of 2010, and slightly decreased as a percentage of net sales. The decrease for the three and six months ended June 30, 2011 relates primarily to royalty expense attributable to Neurovascular products which was eliminated with the sale of our Neurovascular business in January 2011. These royalties represented $3 million of expense in the second quarter of 2010 and $7 million of expense in the first half of 2010.
Amortization Expense
Our amortization expense was $96 million in the second quarter of 2011, as compared to $124 million in the second quarter of 2010 and $228 million in the first half of 2011, as compared to $252 million in the first half of 2010. The decrease for the three and six months ended June 30, 2011 was due primarily to certain intangible assets acquired with Guidant Corporation in 2006 reaching the end of their assigned useful lives during the second quarter of 2011. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charges
2011 Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. ICD market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. The amount of the goodwill impairment charge recorded in the first quarter of 2011 was an estimate subject to finalization in the second quarter of 2011. We finalized the two-step impairment test in the second quarter of 2011, and determined that no adjustment to the amount of the charge was necessary. This non-cash charge does not impact our compliance with our debt covenants or our cash flows, and is excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
As a result of physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and DOJ investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, among other factors, we estimated the U.S. CRM market would experience negative growth rates in the mid-single digits in 2011, as compared to 2010. Due to these estimated near-term market reductions, as well as the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business, including those associated with our 2011 Restructuring plan described in Note G - Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. The impact of the reduction in the size of the U.S. ICD market, and the related reduction in our forecasted 2011 U.S. CRM net sales, as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
In the second quarter of 2011, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.5 billion as of June 30, 2011. In accordance with ASC Topic 350, Intangibles – Goodwill and Other and our accounting policies, we tested our U.S. CRM amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2011, in conjunction with the goodwill impairment charge, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test performed during the second quarter of 2011 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to the second step of the impairment test.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $782 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.3 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of June 30, 2011. As of the most recent assessment, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected pricing pressures, product actions, product sales mix, disruptive technology developments, government cost containment initiatives and healthcare reforms, and/or other economic or regulatory conditions;

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

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

•	the level of success of on-going and future research and development efforts and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•	increases in our market-participant risk-adjusted WACC; and

•	changes in the structure of our business as a result of future reorganizations or divestitures of assets or businesses.
Negative changes in one or more of these factors could result in additional impairment charges.
2010 Charge
The ship hold and product removal actions associated with our U.S. ICD and CRT-D products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit during the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded an estimated non-deductible goodwill impairment charge of $1.848 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit in the first quarter of 2010. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge as a result of the finalization of the second step of the goodwill impairment test, resulting in a final goodwill impairment charge of $1.817 billion for the first half of 2010.
These non-cash charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
Intangible Asset Impairment Charges
2011 Charge
During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects. We have recorded this amount in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. We do not believe that this impairment, or the factors causing this impairment, will have a material impact on our future operations or cash flows.
2010 Charge
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
Contingent Consideration Expense
In connection with certain of our acquisitions completed after 2008, we may be required to pay future consideration that is contingent upon the achievement of certain revenue-, regulatory- and commercialization-based milestones. As of the respective acquisition dates, we recorded contingent consideration liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. In accordance with ASC Topic 805, Business Combinations, we re-measure these liabilities each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, changes in discount rates, and payments. We recorded net expense of $7 million during the second quarter of 2011 and $13 million during the first half of 2011, representing the increase in the estimated fair value of these obligations. This acquisition-related charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
Restructuring Charges and Restructuring-related Activities
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. We estimate that the execution of the plan will reduce annual pre-tax operating expenses by approximately $225 million to $275 million exiting 2013, a portion of which will be reinvested in targeted areas necessary for future growth, including priority growth and emerging markets initiatives. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; and leveraging preferred vendors. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Program activities will start to be initiated in the third quarter of 2011 and are expected to be substantially completed by the end of 2013.
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$125 million to $150 million
Other (1)	$20 million to $40 million
Restructuring-related expenses:
Other (2)	$10 million to $20 million
$155 million to $210 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including program management, accelerated depreciation, retention and infrastructure-related costs.
2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the re-prioritization and diversification of our product portfolio. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed. We expect to reinvest a portion of the savings into customer-facing and other activities to help drive future sales growth and support our businesses. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2012.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $122 million to date. We have recorded related costs of $161 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$95 million to $100 million
Fixed asset write-offs	$10 million to $15 million
Other (1)	$50 million to $55 million
Restructuring-related expenses:
Other (2)	$10 million to $15 million
$165 million to $185 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2010 Restructuring plan, including accelerated depreciation and infrastructure-related costs.
Plant Network Optimization program
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, discussed below, and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the estimated $30 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan, discussed below. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $57 million to date. We have recorded related costs of $108 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. The execution of this plan enabled us to reduce research and development and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions. In addition, the plan has reduced manufacturing costs by an annualized run-rate of approximately $30 million exiting 2010 as a result of transfers of certain production lines. The transfer of production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan were completed as of December 31, 2009. The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $372 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $18 million in the second quarter of 2011, $27 million in the second quarter of 2010, $56 million in the first half of 2011, and $93 million in the first half of 2010. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the second quarter of 2011, $14 million in the second quarter of 2010, $24 million in the first half of 2011, and $28 million in the first half of 2010.
The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended June 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$8				$10	$18
Restructuring-related expenses:
Cost of products sold		$3	$8			11
Selling, general and administrative expenses					1	1
		3	8		1	12
	$8	$3	$8		$11	$30

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$6	$3	$8			$17
Plant Network Optimization program	2				$11	13
	$8	$3	$8		$11	$30

Three Months Ended June 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$15			$1	$11	$27
Restructuring-related expenses:
Cost of products sold		$2	$11			13
Selling, general and administrative expenses					1	1
		2	11		1	14
	$15	$2	$11	$1	$12	$41

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$14			$1	$11	$26
Plant Network Optimization program	1	$2	$7			10
2007 Restructuring plan			4		1	5
	$15	$2	$11	$1	$12	$41

Six Months Ended June 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$36				$20	$56
Restructuring-related expenses:
Cost of products sold		$6	$16			22
Selling, general and administrative expenses					2	2
		6	16		2	24
	$36	$6	$16		$22	$80

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$29				$22	$51
Plant Network Optimization program	7	$6	$16			29
	$36	$6	$16		$22	$80

Six Months Ended June 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$65			$7	$21	$93
Restructuring-related expenses:
Cost of products sold		$3	$23			26
Selling, general and administrative expenses					2	2
		3	23		2	28
	$65	$3	$23	$7	$23	$121

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$60			$7	$19	$86
Plant Network Optimization program	2	$3	$13			18
2007 Restructuring plan	3		10		4	17
	$65	$3	$23	$7	$23	$121

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
We have incurred cumulative restructuring charges related to our 2010 Restructuring plan and Plant Network Optimization program of $186 million and restructuring-related costs of $83 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$95	$33	$128
Fixed asset write-offs	11		11
Other	47		47
Total restructuring charges	153	33	186
Accelerated depreciation		19	19
Transfer costs		56	56
Other	8		8
Restructuring-related expenses	8	75	83
	$161	$108	$269
Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $38 million in the second quarter of 2011 and $69 million in the first half of 2011 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $179 million related to our 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2010 Restructuring plan	Plant Network Optimization	Total
Three Months Ended June 30, 2011
Termination benefits	$18	$1	$19
Transfer costs		8	8
Other	11		11
	$29	$9	$38

Six Months Ended June 30, 2011
Termination benefits	$25	$1	$26
Transfer costs		16	16
Other	27		27
	$52	$17	$69

Program to Date
Termination benefits	$71	$1	$72
Transfer costs		56	56
Other	51		51
	$122	$57	$179
We also made cash payments of $1 million during the second quarter of 2011 and $2 million during the first half of 2011 associated with our 2007 Restructuring plan and have made total cash payments of $372 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. We also deferred a gain of $27 million, included in the accompanying unaudited condensed consolidated balance sheets, to be recognized upon the release of the escrowed funds and the performance of certain activities under the transition services agreements throughout the remainder of 2011 and 2012. This non-recurring divestiture-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Interest Expense
Our interest expense decreased to $73 million in the second quarter of 2011, as compared to $103 million in the second quarter of 2010. The decrease in our interest expense was a result of lower average debt levels, due to prepayment of $1.850 billion of debt during the past year, including the prepayment of the remaining $750 million of our term loan in the second quarter of 2011, as well as a decrease in our average borrowing rate. Our average borrowing rate was 5.2 percent in the second quarter of 2011 and 5.7 percent in the second quarter of 2010. In addition, interest expense for the second quarter of 2011 included expense of $5 million associated with the write-off of unamortized debt issuance costs in conjunction with term loan prepayments, and interest expense for the second quarter of 2010 included expense of $10 million associated with the write-off of the remaining discount attributable to our loan from Abbott Laboratories, prepaid in full in June 2010. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Our interest expense decreased to $148 million in the first half of 2011, as compared to $195 million in the first half of 2010. The decrease in our interest expense was a result of lower average debt levels, due to prepayment of $1.850 billion of debt during the past year, including the prepayment of the remaining $1.0 billion of our term loan in the first half of 2011, as well as a decrease in our average borrowing rate. Our average borrowing rate was 5.2 percent in the first half of 2011 and 5.7 percent in the first half of 2010. In addition, interest expense for the second quarter of 2011 included expense of $6 million associated with the write-off of unamortized debt issuance costs in conjunction with term loan prepayments, and interest expense for the second quarter of 2010 included expense of $10 million associated with the write-off of the remaining discount attributable to our loan from Abbott Laboratories, prepaid in full in June 2010.
In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. The Fitch upgrade will result in a slightly favorable reduction in the facility fee and the interest rate on our revolving credit facility.
Other, net
Our other, net reflected expense of $6 million in the second quarter of 2011, $9 million in the second quarter of 2010, income of $19 million in the first half of 2011, and expense of $5 million in the first half of 2010. The following are the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2011	2010	2011	2010
Interest income	$1	$1	$5	$9
Foreign currency losses	(4)	(7)	(5)	(12)
Net (losses) gains on investments	(1)		23
Other expense, net	(2)	(3)	(4)	(2)
	$(6)	$(9)	$19	$(5)

During the first half of 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we held prior equity interests. This acquisition-related credit is excluded by management for purposes of evaluating operating performance. Partially offsetting these gains were net losses of $15 million, relating to the write-down of other investments in our portfolio.
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended June 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	7.6%	17.6%	(10.0)%
Impact of certain receipts/charges*	9.8%	6.2%	3.6%
	17.4%	23.8%	(6.4)%

	Six Months Ended June 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	55.5%	(2.4)%	57.9%
Impact of certain receipts/charges*	(40.0)%	24.8%	(64.8)%
	15.5%	22.4%	(6.9)%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the second quarter and first half of 2011, as compared to the same periods in 2010, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first half of 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, goodwill and intangible asset impairment charges and restructuring- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets and changes in various state tax laws. In the first half of 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges, as well as discrete tax items related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case.
On December 17, 2010, we received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS for these periods is $525 million plus interest. The primary issue in dispute is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filings and, on March 11, 2011, we filed petitions with the U.S. Tax Court contesting these Notices of Deficiency. On May 20, 2011, the IRS filed their answer to our petition.
We received Revenue Agent's Reports from the IRS reflecting proposed adjustments in April 2011 for the Guidant 2004-2006 tax years and in July 2011 for Boston Scientific Corporation's 2006-2007 tax years. The reports propose transfer pricing adjustments based on substantially similar positions to those subject to our Tax Court petitions and we disagree with the proposed adjustments.
We do not expect that we will be able to resolve these proposed adjustments through applicable IRS administrative procedures. The statute of limitations for Guidant Corporation's 2004-2006 tax years expires in December 2011 and for Boston Scientific Corporation's 2006-2007 tax years in September 2011. Accordingly, we anticipate receiving Notices of Deficiency for these tax years prior to the expiration of the relevant statute of limitations. We believe we have meritorious defenses for our tax filings and will petition the Tax Court to contest the proposed IRS adjustments relating to these periods as well.
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
There were no other material changes in the six months ended June 30, 2011 to the application of critical accounting policies and estimates as described in our Annual Report filed on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources
As of June 30, 2011, we had $154 million of cash and cash equivalents on hand, comprised of $61 million invested in prime money market and government funds and $93 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer.
The following provides a summary and description of our net cash inflows (outflows) for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(in millions)	2011	2010
Cash provided by operating activities	$293	$2
Cash provided by (used for) investing activities	886	(138)
Cash (used for) provided by financing activities	(1,241)	87
Operating Activities
During the first half of 2011, we generated $293 million from operating activities, as compared to $2 million generated from operations during the first half of 2010, an increase of $291 million. This increase was driven primarily by lower litigation-related payments of approximately $700 million, due primarily to the payment of $1.0 billion to Johnson & Johnson in the first quarter of 2010, partially offset by the payment of $296 million to the U.S. Department of Justice in the first quarter of 2011. In addition, included in the first quarter of 2010 was the receipt of a $250 million milestone payment from Abbott Laboratories, described in Quarterly Results, as well as higher tax-related net payments of approximately $200 million, primarily due to the receipt in the first quarter of 2010 of a $163 million federal tax refund.
Investing Activities
During the first half of 2011, cash provided by investing activities was comprised primarily of proceeds from the sale of our Neurovascular business to Stryker. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. This cash inflow was partially offset by payments of $370 million for acquisitions consummated during the first half of 2011; and capital expenditures, net of proceeds on sales of fixed assets, of $152 million. We expect to incur total capital expenditures of approximately $300 million to $350 million during 2011, which includes investments to further upgrade our information systems infrastructure and to enhance our manufacturing capabilities to support continued growth in our business units.
During the first half of 2010, our investing activities were comprised primarily of capital expenditures of $131 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, and proceeds from stock issuances related to our equity incentive programs.
Debt
We had total debt of $4.201 billion as of June 30, 2011 and $5.438 billion as of December 31, 2010. During the first half of 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2011 is as follows:

	Payments due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Senior notes				$600	$1,250	$2,350	4,200
				$600	$1,250	$2,350	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
In July 2011, Fitch Ratings upgraded our corporate credit rating from to BBB-, an investment-grade rating, and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. We believe these rating improvements reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improving financial fundamentals.
Term Loan and Revolving Credit Facility
During the first half of 2011, we prepaid the remaining $1.0 billion of our term loan maturities without premium or penalty.
We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (2.25 percent through June 30, 2011). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.50 percent per year through June 30, 2011). The Fitch upgrade will result in a slightly favorable reduction in the facility fee and the interest rate on the facility. Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of June 30, 2011 or December 31, 2010.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant	Actual as of
	Requirement	June 30, 2011
Maximum leverage ratio (1)	3.5 times	1.4 times
Minimum interest coverage ratio (2)	3.0 times	8.5 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our recently announced 2011 Restructuring program. As of June 30, 2011, we had $390 million of the restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of June 30, 2011, we had $1.842 billion of the legal payment exclusion remaining.
As of and through June 30, 2011, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of June 30, 2011 and $4.450 billion as of December 31, 2010. In January 2011, we paid $250 million of our senior notes at maturity.

Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In August 2011, we extended the maturity of this facility to August 2012. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay any borrowings immediately under the facility. The credit agreement required us to create a wholly-owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. There were no amounts borrowed under this facility as of June 30, 2011 or December 31, 2010. In January 2011, we borrowed $250 million under this facility and used the proceeds to prepay $250 million of our term loan, and subsequently repaid the borrowed amounts during the first quarter of 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 300 million Euro (translated to approximately $435 million as of June 30, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $421 million of receivables as of June 30, 2011 at an average interest rate of 2.5 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to $18.5 billion Japanese yen (translated to approximately $230 million as of June 30, 2011). We discounted $182 million of notes receivable as of June 30, 2011 at an average rate of 1.8 percent and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. Discounted and de-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
Equity
During the first half of 2011, we received $9 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $14 million in the first half of 2010. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
In May 2011, our Board of Directors and shareholders approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to approximately 145 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units, options to acquire our common stock, stock appreciation rights, performance awards and other stock and non-stock awards. No further grants will be made under our 2003 Long-Term Incentive Plan. In addition, in July 2011, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock, in addition to the re-approval of approximately 37 million shares remaining under a previous share repurchase program. Any repurchased shares may be used for general corporate purposes.
Stock-based compensation expense related to our stock ownership plans was $65 million for the first half of 2011, and $92 million for the first half of 2010. We generally make equity awards on an annual basis during the month of February. Prior to mid-2010, we expensed stock-based awards over the period between grant date and retirement eligibility, or immediately if the employee was retirement-eligible at the date of grant. Therefore, during the first quarter of each year, stock-based compensation has historically been significantly higher than other quarters. However, for awards granted after mid-2010, retirement-eligible employees must now provide one year of service after the date of grant in order to retain the award, should they retire. Therefore, for awards granted after mid-2010 to employees who will become retirement-eligible prior to vesting, we expense stock-based awards over the greater of the period between grant date and retirement-eligibility date or one year, which is the primary driver of the decrease in stock-based compensation expense in the first half of 2011, as compared to the same period in the prior year.
Contractual Obligations and Commitments
Certain of our acquisitions involve the payment of contingent consideration. We recorded additional liabilities related to contingent consideration arrangements of $7 million in the second quarter of 2011 and $300 million in the first half of 2011. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions. Other than our debt repayments in the first half of 2011 and the related impact on future interest payments, there have been no other material changes to our contractual obligations and commitments as reported in our 2010 Annual Report filed on Form 10-

K.
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
Our accrual for legal matters that are probable and estimable was $278 million as of June 30, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the DOJ in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005, discussed in our 2010 Annual Report filed on Form 10-K. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and in Note L – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2010 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
Standards Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position for the three or six months ended June 30, 2011 and is not expected to have a material impact in subsequent periods.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we included disclosure beginning in our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to the consolidated financial statements included in our 2010 Annual Report filed on Form 10-K for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note H – Supplemental Balance Sheet Information to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a rollforward of our allowance for doubtful accounts during the three and six months ended June 30, 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We were required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in the first quarter of 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29. No new acquisitions were completed in the second quarter of 2011.
Standards to be Implemented
ASC Update No. 2011-04
In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. We are required to adopt Update No. 2011-04 for our first quarter ending March 31, 2012 and do not believe its adoption will have a significant impact on our future results of operations or financial position.
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012.

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

On May 27, 2011, Joseph M. Fitzgerald, our Senior Vice President and President, CRM, entered into a Rule 10b5-1 Trading Plan.

Mr. Fitzgerald’s plan covers the sale of 25,500 shares of our common stock to be acquired upon the exercise of (i) stock options for 15,000 shares expiring on July 17, 2011, (ii) stock options for 2,500 shares expiring on December 17, 2011 and (iii) stock options for 8,000 shares expiring on December 9, 2012. Transactions under Mr. Fitzgerald’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or December 7, 2012, whichever is earlier. Any transaction under Mr. Fitzgerald’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission (SEC).

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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and six months ended June 30, 2011 and 2010, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash write-downs of the goodwill balance attributable to our U.S. CRM business, as well as certain intangible assets balances. Management removes the impact of these charges from our operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric in measuring our ability to generate cash and pay down debt. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition-related (credits) charges - These adjustments consist of (a) acquisition-related gains on previously held equity interests, (b) contingent consideration expense, (c) a gain on an acquisition-related milestone receipt, (d) due diligence, other fees and exit costs, and (e) an inventory step-up adjustment. The acquisition-related gains on previously held equity interests is a non-recurring benefit associated with acquisitions completed in the first quarter of 2011. Contingent consideration expense is a non-cash charge representing accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. The gain on an acquisition-related milestone resulted from a receipt related to Guidant Corporation's sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories, and is not indicative of future operating results. Due diligence, other fees and exit costs include legal, tax and other one time expenses associated with prior acquisitions that are not representative of on-going operations. The inventory step-up adjustment is a non-cash charge related to acquired inventory directly attributable to prior acquisitions and is not indicative of our on-going operations, or on-going cost of products sold. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Divestiture-related (credits) charges - These amounts represent (a) gains resulting from business divestitures and (b) fees and separation costs associated with business divestitures. We completed the sale of our former Neurovascular business in January 2011 and the resulting gain is not indicative of future operating performance and is not used by management to assess operating performance. Fees and separation costs represent those associated with our divestiture of the Neurovascular business and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related costs - These adjustments represent primarily severance, fixed asset write-offs, costs to transfer production lines from one facility to another, and other costs associated with our 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan. These expenses are excluded by management in assessing operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of intangible asset impairment charges; acquisition-, divestiture-, restructuring- or litigation-related charges (credits). These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and for comparison to our past operating performance.

•
Amortization expense - Amortization expense is a non-cash charge and does not impact our liquidity or compliance with the covenants included in our revolving credit facility agreement. Management removes the impact of amortization from our operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric in measuring our ability to generate cash and pay down debt. Therefore, amortization expense is excluded from management's assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance, particularly in terms of liquidity.

Regional and Divisional Revenue Growth Rates Excluding the Impact of Changes in Foreign Currency Exchange Rates

•
Changes in foreign currency exchange rates - The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of our current operating performance and comparison to our past operating performance.

Adjusted net income, adjusted net income per share and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than Boston Scientific does, which may limit the usefulness of those measures for comparative purposes.
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
Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. We have identified these forward-looking statements, which are based on certain risks and uncertainties, including the risk factors described in Item 1A of our 2010 Annual Report filed on Form 10-K as updated in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained herein, below and described further in Item 1A of our 2010 Annual Report filed on Form 10-K and Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as updated in this Quarterly Report on Form 10-Q.
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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.
International Markets

•	Our dependency on international net sales to achieve growth, in particular, with respect to emerging markets;

•	Changes in our international structure and leadership;

•
Risks associated with international operations and investments, including compliance with local legal and regulatory requirements, changes in reimbursement practices and policies, and enforcement and protection of intellectual property rights;

•	Our ability to maintain or expand our worldwide market positions through investments in emerging markets;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins; and

•	Uncertainties related to economic, political and legal conditions.
Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, litigation settlements and strategic investments and acquisitions, as well as to effectively manage our debt levels and covenant compliance;

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
Strategic Initiatives

•
Our ability to implement, fund, and achieve timely and sustainable cost improvement measures consistent with our expectations, including our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program;

•	Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, as we diversify our product portfolio and focus on emerging markets;

•
Risks associated with significant changes made or to be made to our organizational structure pursuant to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, or to the membership and responsibilities of our executive committee or Board of Directors;

•
Our ability to direct our research and development efforts to conduct more cost-effective clinical studies, accelerate the time to bring new products to market, and develop products with higher returns;

•	The successful separation of divested businesses, including the performance of related transition services;

•
Our ability to retain and attract key employees, including a successor to our current CEO, and avoid business disruption and employee distraction as we execute our POWER strategy, global compliance program, restructuring plans and divestitures of assets or businesses; and

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.560 billion as of June 30, 2011 and $5.077 billion as of December 31, 2010. We recorded $58 million of other assets and $196 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2011, as compared to $82 million of other assets and $189 million of other liabilities as of December 31, 2010. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $268 million as of June 30, 2011 and $297 million as of December 31, 2010. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $331 million as of June 30, 2011 and by $363 million as of December 31, 2010. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had interest rate derivative instruments outstanding in the notional amount of $850 million at June 30, 2011 and had no interest rate derivative instruments outstanding as of December 31, 2010. We entered into interest rate derivative contracts having a notional amount of $850 million in the first quarter of 2011 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt. We recorded $28 million of other assets to recognize the fair value of our interest rate derivative instruments as of June 30, 2011. A one-percentage point increase in interest rates would have decreased the derivative instruments’ fair value by $63 million as of June 30, 2011. A one-percentage point decrease in interest rates would have increased the derivative instruments’ fair value by $69 million as of June 30, 2011. As of June 30, 2011, $3.341 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 80 percent of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report filed on Form 10-K, and in "Part II, Item 1A. Risk Factors" in our Quarterly Report filed on Form 10-Q for the quarterly period ended March 31, 2011, which could materially affect our business, financial condition or future results.

We may not realize the expected benefits from our restructuring and Plant Network Optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to additional unintended consequences.

In July 2011, we announced a 2011 Restructuring plan designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and taking other actions aimed at increasing overall productivity. Further, in February 2010, we announced a 2010 Restructuring plan designed to strengthen and position us for long-term success. Key activities under the plan, the majority of which are complete, included the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the realignment of our international structure; and the reprioritization and diversification of our product portfolio. In connection with this plan and our strategy to reduce risk, increase operational leverage, realign our business portfolio and accelerate profitable revenue growth, we recently closed the sale of our Neurovascular business and may explore opportunities to divest additional select businesses or assets in the future. Additionally, in January 2009, we announced our Plant Network Optimization program, aimed at simplifying our plant network, reducing our manufacturing costs and improving gross margins. Cost reduction initiatives under these collective plans include various cost and efficiency improvement measures, which may include head count reductions; the relocation of certain resources as well as administrative and functional activities; the closure of certain facilities; the transfer of certain production lines; the sale of certain non-strategic assets and other efforts to streamline our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity. We may be unable to attract or retain key personnel. Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, head count reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our expense reduction programs result in charges and expenses that impact our operating results. We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

If we are unable to attract, retain and focus key personnel, it could have an adverse effect on our ability to execute our Strategic Initiatives, including our POWER strategy, priority growth and cost improvement initiatives, which could have a material adverse effect on our business, financial condition and results from operations.

We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess opportunities to improve operational effectiveness and better alignment of expenses with revenues, while preserving our ability to make needed investments in our priority growth initiatives, research and development projects, capital and our people that we believe are essential to our long-term success. In 2010, we announced our POWER strategy, priority growth initiatives and a series of management changes and restructuring initiatives designed to strengthen and position us for long-term success and, in 2011, building on those strategies and initiatives, we announced a $150 million investment in China as well as an additional restructuring initiative aimed at increasing productivity. If we are unable to attract key personnel in a timely manner, including a successor to our current CEO, key sales and other personnel who have critical industry experience and relationships in emerging markets such as Brazil, China and India, it could have an adverse effect on our ability to execute our strategic, priority growth and restructuring initiatives. In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees, particularly in emerging markets as the trend toward globalization continues. In addition, if we are unable to retain and focus our existing key personnel to execute our strategic, priority growth and restructuring initiatives, it may have an adverse effect on our business, financial condition and results from operations.

ITEM 5. OTHER INFORMATION

Effective August 3, 2011, we extended the term of our Amended and Restated Credit and Security Agreement dated as of November 7, 2007 by and among Boston Scientific Funding Corporation; Boston Scientific Corporation; Old Line Funding, LLC; Victory Receivables Corporation; The Bank of Tokyo-Mitsubishi Ltd., New York Branch; Royal Bank of Canada; Liberty Street Funding; and The Bank of Nova Scotia, through August 1, 2012. A form of this Amendment No. 5 is filed with this Quarterly Report as Exhibit 10.3.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1	Boston Scientific Corporation 2011 Long-Term Incentive Plan Effective as of June 1, 2011 (Exhibit 10.1, Current Report on Form 8-K dated May 13, 2011, File No. 1-11083).#

10.2
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, Amended and Restated Effective as of July 1, 2011 (Exhibit 10.2, Current Report on Form 8-K dated May 13, 2011, File No. 1-11083).#

10.3*
Form of Amendment No. 5 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 3, 2011 by and among Boston Scientific Funding Corporation; Boston Scientific Corporation; Old Line Funding, LLC; Victory Receivables Corporation; The Bank of Tokyo-Mitsubishi Ltd., New York Branch; Royal Bank of Canada; Liberty Street Funding; and The Bank of Nova Scotia

10.4*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the Company's 2003 and 2011 Long-Term Incentive Plans.#

10.5*	Form of Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan.#

10.6*	Form of Deferred Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan.#

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2011.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer