Form 10-Q
period 2011-09-30
BOSTON SCIENTIFIC CORP
filed 2011-11-08
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2011
Common Stock, $.01 par value	1,481,505,741

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2011	2010	2011	2010

Net sales	$1,874	$1,916	$5,774	$5,804
Cost of products sold	680	623	1,999	1,939
Gross profit	1,194	1,293	3,775	3,865

Operating expenses:
Selling, general and administrative expenses	629	634	1,866	1,897
Research and development expenses	229	230	665	714
Royalty expense	36	39	140	147
Amortization expense	97	129	325	381
Goodwill impairment charges			697	1,817
Intangible asset impairment charges	9	5	21	65
Contingent consideration expense	6		18
Acquisition-related milestone				(250)
Restructuring charges	22	5	77	98
Gain on divestiture	(8)		(768)
	1,020	1,042	3,041	4,869
Operating income (loss)	174	251	734	(1,004)

Other income (expense):
Interest expense	(62)	(91)	(210)	(286)
Other, net	(1)	3	18	(2)
Income (loss) before income taxes	111	163	542	(1,292)
Income tax (benefit) expense	(31)	(27)	208	9
Net income (loss)	$142	$190	$334	$(1,301)

Net income (loss) per common share — basic	$0.09	$0.13	$0.22	$(0.86)
Net income (loss) per common share — assuming dilution	$0.09	$0.12	$0.22	$(0.86)

Weighted-average shares outstanding
Basic	1,514.4	1,519.8	1,523.1	1,517.0
Assuming dilution	1,524.0	1,529.3	1,532.0	1,517.0

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
in millions, except share and per share data	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$276	$213
Trade accounts receivable, net	1,237	1,320
Inventories	972	894
Deferred income taxes	409	429
Assets held for sale	5	576
Prepaid expenses and other current assets	314	183
Total current assets	3,213	3,615
Property, plant and equipment, net	1,684	1,697
Goodwill	9,769	10,186
Other intangible assets, net	6,564	6,343
Other long-term assets	272	287
	$21,502	$22,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$4	$504
Accounts payable	256	184
Accrued expenses	1,296	1,626
Other current liabilities	331	295
Total current liabilities	1,887	2,609
Long-term debt	4,259	4,934
Deferred income taxes	1,854	1,644
Other long-term liabilities	1,981	1,645

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares; issued 1,531,013,482 shares as of September 30, 2011 and 1,520,780,112 shares as of December 31, 2010	15	15
Treasury stock, at cost - 30,000,000 shares as of September 30, 2011	(192)
Additional paid-in capital	16,318	16,232
Accumulated deficit	(4,488)	(4,822)
Accumulated other comprehensive loss, net of tax	(132)	(129)
Total stockholders’ equity	11,521	11,296
	$21,502	$22,128

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
in millions	2011	2010

Cash provided by (used for) operating activities	$659	$(124)

Investing activities:
Purchases of property, plant and equipment, net of proceeds	(221)	(209)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	2	1
Payments for acquisitions of businesses, net of cash acquired	(370)
Payments relating to prior-period acquisitions		(4)
Payments for investments in companies and acquisitions of certain technologies	(10)	(5)
Proceeds from business divestitures, net of costs	1,426

Cash provided by (used for) investing activities	827	(217)

Financing activities:
Proceeds from long-term borrowings, net of debt issuance costs		973
Payments on long-term borrowings	(1,250)	(900)
Proceeds from borrowings on credit facilities	425	200
Payments on borrowings from credit facilities	(425)	(200)
Payments for acquisitions of treasury stock	(192)
Proceeds from issuances of shares of common stock	22	28

Cash (used for) provided by financing activities	(1,420)	101

Effect of foreign exchange rates on cash	(3)

Net increase (decrease) in cash and cash equivalents	63	(240)
Cash and cash equivalents at beginning of period	213	864
Cash and cash equivalents at end of period	$276	$624

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$96	$122

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2010 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note M – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine month periods ended September 30, 2011. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note K - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS
During the first quarter of 2011, we completed several acquisitions as part of our priority growth initiatives, targeting the areas of structural heart therapy, deep-brain stimulation, peripheral vascular disease, and atrial fibrillation. Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements.
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
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Intelect is developing advanced visualization and programming technology for deep-brain stimulation. We have integrated the operations of the Intelect business into our Neuromodulation division. The acquisition was intended to leverage the core architecture of our VerciseTM platform and advance our technology in the field of deep-brain stimulation. We paid $60 million at the closing of the transaction using cash on hand to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
ReVascular Therapeutics, Inc.
On February 15, 2011, we completed the acquisition of 100 percent of the fully diluted equity of ReVascular Therapeutics, Inc. (RVT). RVT has developed an intraluminal chronic total occlusion crossing device enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. This acquisition complements our portfolio of devices for lower extremity peripheral artery disease and we have integrated the operations of RVT into our Peripheral Interventions business. We paid $19 million at the closing of the transaction and may be required to pay future consideration up to $16 million through 2014 that is contingent upon the achievement of certain regulatory- and commercialization-based milestones and revenue.
Atritech, Inc.
On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. Atritech has developed a device designed to close the left atrial appendage of the heart. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We are integrating the operations of the Atritech business into our existing business, leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device. We paid $98 million, net of cash acquired, at the closing of the transaction and may be required to pay future consideration up to $275 million through 2015 that is contingent upon achievement of certain regulatory-based milestones and revenue.
Purchase Price Allocation
The components of the aggregate preliminary purchase price as of the acquisition date for acquisitions consummated in the first quarter and first nine months of 2011 are as follows (in millions):

Cash, net of cash acquired	$370
Fair value of contingent consideration	287
Prior investments	55
$712

As of the respective acquisition dates, we recorded total contingent consideration liabilities of $287 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies based upon the achievement of certain regulatory- and commercialization-related milestones and revenue. The fair value of the contingent consideration liabilities was estimated by discounting, to present value, contingent payments expected to be made. In certain circumstances, we utilized a probability-weighted approach to determine the fair value of contingent consideration related to the expected achievement of milestones. We used risk-adjusted discount rates ranging from two to 20 percent to derive the fair value of the expected obligations, which we believe are appropriate and representative of market participant assumptions.
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
We accounted for these acquisitions as business combinations and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the aggregate preliminary purchase price allocation as of September 30, 2011 (in millions):

Goodwill	$271
Amortizable intangible assets	97
Indefinite-lived intangible assets	468
Deferred income taxes	(124)
$712

Transaction costs associated with these acquisitions were expensed as incurred through selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of operations and were not material for the three and nine months ended September 30, 2011.
We allocated the aggregate preliminary purchase price to specific intangible asset categories as of September 30, 2011 as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology - core	$77	7.0	22.6%
Technology - developed	20	9.0	25.0%
	97	7.4
Indefinite-lived intangible assets
Purchased research and development	468		23.6% - 30.0%
	$565

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
Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets will be tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2010 Annual Report filed on Form 10-K, and amortization of the purchased research and development will begin upon completion of the related projects. During the second quarter of 2011, as a result of changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects, we tested the related intangible assets for impairment and recorded a $12 million intangible asset impairment charge in the accompanying unaudited condensed consolidated statements of operations. We performed our annual impairment testing during the third quarter of 2011 and did not identify any in-process research and development assets whose carrying values exceeded their fair values. We estimate that the total cost to complete the in-process research and development programs acquired in the first quarter of 2011 is between $150 million and $200 million and expect material net cash inflows from the products in development to commence in 2014-2016, following the respective launches of these technologies in the U.S. and our Europe/Middle East/Africa (EMEA) region.
We believe that the estimated intangible asset values represent the fair value at the date of each acquisition and do not exceed the amount a third party would pay for the assets. We used the income approach, specifically the discounted cash flow method and excess earnings method, to derive the fair value of the amortizable intangible assets and purchased research and development. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures.
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

U.S.	$158
EMEA	105
Inter-Continental	7
Japan	1
$271

Contingent Payments Related to Prior-Period Acquisitions
Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. We did not make any payments related to prior-period acquisitions during the first nine months of 2011, and made payments of $4 million during the first nine months of 2010. As of September 30, 2011, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions consummated prior to 2009 is approximately $260 million. In accordance with accounting guidance applicable at the time we completed those acquisitions, we do not recognize a liability until the contingency is resolved and consideration is issued or becomes issuable. Topic 805 requires the recognition of a liability equal to the expected fair value of future contingent payments at the acquisition date for all acquisitions consummated after January 1, 2009. For those acquisitions completed after 2008, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies as of the respective acquisition dates. We re-measure these liabilities each reporting period, and report changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from accretion of the liability due to the passage of time; changes in the timing and amount of revenue estimates; changes in the expected probability and timing of achieving regulatory or commercialization milestones; changes in discount rates; or payments.
In connection with our first quarter 2011 business combinations, we recorded liabilities of $287 million during the first quarter of 2011, representing the estimated fair value of contingent payments expected to be made at the respective acquisition dates, and recorded expense of $3 million in the third quarter of 2011 and $12 million during the first nine months of 2011 representing the increase in the fair value of these obligations between the respective acquisition dates and September 30, 2011. In addition, related to our 2010 business combinations, we recorded net contingent consideration expense of $3 million in the third quarter of 2011 and $6 million for the nine months ended September 30, 2011, representing the increase in fair value of contingent obligations. The maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions completed after 2008 is approximately $760 million. Included in the accompanying unaudited condensed consolidated balance sheets is accrued contingent consideration of $376 million as of September 30, 2011 and $71 million as of December 31, 2010.
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

NOTE C – DIVESTITURES AND ASSETS HELD FOR SALE
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including upfront payments of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions, of which we had received approximately $10 million as of September 30, 2011. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over the next 24 months. We are providing transitional services to Stryker through transition services agreements, and will also supply products to Stryker through supply agreements. These transition services and supply agreements are expected to be effective for a period of approximately 24 months from the date of divestiture, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We acquired the Neurovascular business in 1997 with our acquisition of Target Therapeutics. The 2010 revenues generated by the Neurovascular business were $340 million, or approximately four percent of our 2010 consolidated net sales. We continue to generate net sales pursuant to our supply and distribution agreements with Stryker; however, these net sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture.
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

	As of
(in millions)	September 30, 2011	December 31, 2010
Inventories	$2	$30
Property, plant and equipment, net		4
Goodwill		478
Other intangible assets, net		59
	$2	$571

We also classified as ‘assets held for sale’ certain property, plant and equipment unrelated to the Neurovascular business that we intend to sell within the next twelve months having a net book value of $3 million as of September 30, 2011 and $5 million as of December 31, 2010.
As of September 30, 2011, the assets classified as ‘assets held for sale’ related to the Neurovascular divestiture represent inventories that will transfer to Stryker upon the completion of local closings in certain foreign jurisdictions. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. We also deferred a gain of $27 million in the accompanying unaudited condensed consolidated balance sheets to be recognized upon the release of escrowed funds and the performance of certain activities under the transition services agreements. During the third quarter of 2011, we recognized $8 million of this deferred gain and expect to recognize the remaining $19 million throughout 2011 and 2012.

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
In the second quarter of 2011, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.3 billion as of September 30, 2011. In accordance with ASC Topic 350, Intangibles – Goodwill and Other and our accounting policies, we tested our U.S. CRM amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2011, in conjunction with the goodwill impairment charge, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test performed during the second quarter of 2011 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to the second step of the impairment test.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $782 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.3 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of September 30, 2011. As of the most recent assessment, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions, product sales mix, disruptive technology developments, government cost containment initiatives and healthcare reforms, and/or other economic or regulatory conditions;

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
2010 Charge
The ship hold and product removal actions associated with our U.S. ICD and cardiac resynchronization therapy defibrillator (CRT-D) products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit during the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded an estimated non-deductible goodwill impairment charge of $1.817 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit.
Intangible Asset Impairment Charges
2011 Charges
During the third quarter of 2011, we recorded a $9 million intangible asset impairment charge attributable to lower projected cash flows associated with certain technologies. During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows.
2010 Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. In addition, during the third quarter of 2010, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, and in accordance with U.S. GAAP and our accounting policies, we tested the related intangible assets for impairment and recorded a $60 million charge in the first quarter of 2010 and a $5 million charge in the third quarter of 2010 to write down the balance of these intangible assets to their fair value. We recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows.

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of September 30, 2011 and December 31, 2010 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.302 billion as of September 30, 2011 and $2.679 billion as of December 31, 2010.
We recognized net losses of $28 million in earnings on our cash flow hedges during the third quarter of 2011 and $74 million for the first nine months of 2011, as compared to net gains of $5 million during the third quarter of 2010 and net losses of $22 million for the first nine months of 2010. All currency cash flow hedges outstanding as of September 30, 2011 mature within 36 months. As of September 30, 2011, $74 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $71 million as of December 31, 2010. As of September 30, 2011, $48 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.872 billion as of September 30, 2011 and $2.398 billion as of December 31, 2010.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. In the first quarter of 2011, we entered interest rate derivative contracts having a notional amount of $850 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges.We terminated these hedges during the third quarter of 2011 and received total proceeds of approximately $80 million, which included approximately $5 million of accrued interest receivable. The carrying amount of our $850 million senior notes maturing in January 2020 include unamortized gains of $74 million as of September 30, 2011, related to the terminated interest rate derivative contracts, which represents the effective portion of these contracts as of the termination date, less amounts amortized. We will amortize this gain into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. We had no interest rate derivative contracts outstanding as of September 30, 2011 or December 31, 2010.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $2 million as of September 30, 2011 and December 31, 2010, and unamortized losses of $4 million as of September 30, 2011 and $5 million as of December 31, 2010, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $7 million as of September 30, 2011 and $8 million as of December 31, 2010.
During the third quarter and first nine months of 2011, we recognized in earnings less than $1 million of net gains related to our previously terminated interest rate derivative contracts. As of September 30, 2011, we had $4 million of net gains, net of tax, recorded in AOCI to recognize the effective portion of these instruments, as compared to $5 million of net gains as of December

31, 2010. As of September 30, 2011, less than $1 million of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the third quarter and first nine months of 2011 and 2010 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended September 30, 2011
Currency hedge contracts	$29	$(28)	Cost of products sold
	$29	$(28)
Three Months Ended September 30, 2010
Interest rate hedge contracts		$1	Interest expense
Currency hedge contracts	$(173)	5	Cost of products sold
	$(173)	$6
Nine Months Ended September 30, 2011
Currency hedge contracts	$(77)	$(74)	Cost of products sold
	$(77)	$(74)
Nine Months Ended September 30, 2010
Interest rate hedge contracts		$2	Interest expense
Currency hedge contracts	$(56)	(22)	Cost of products sold
	$(56)	$(20)

We recognized in earnings a $5 million gain related to the ineffective portion of hedging relationships for the third quarter and first nine months of 2011, related to our interest rate derivative contracts. The amount of gain (loss) recognized in earnings was de minimis for the third quarter and first nine months of 2010.

		Amount of Gain (Loss) Recognized in Earnings (in millions)		Amount of Gain (Loss) Recognized in Earnings (in millions)

Derivatives Not Designated as Hedging Instruments	Location in Statement of Operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Currency hedge contracts	Other, net	$8	$(40)	$2	$(67)
		$8	$(40)	$2	$(67)

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by net losses from foreign currency transaction exposures of $12 million during the third quarter of 2011, net gains of $43 million during the third quarter of 2010, net losses of $11 million for the first nine months of 2011 and net gains of $59 million for the first nine months of 2010. As a result, we recorded a net foreign currency loss of $4 million during the third quarter of 2011, a $3 million gain during the third quarter of 2010, a $9 million loss for the first nine months of 2011, and an $8 million loss for the first nine months of 2010, within other, net in our accompanying unaudited condensed consolidated statements of operations.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2011, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of September 30, 2011 and December 31, 2010:

		As of
		September 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2011	2010
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$25	$32
Currency hedge contracts	Other long-term assets	17	27
		42	59
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	41	23
Total Derivative Assets		$83	$82

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$80	$87
Currency hedge contracts	Other long-term liabilities	63	71
		143	158
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	18	31
Total Derivative Liabilities		$161	$189

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011				As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$145			$145	$105			$105
Currency hedge contracts		$83		83		$82		82
	$145	$83		$228	$105	$82		$187
Liabilities
Currency hedge contracts		$161		$161		$189		$189
Accrued contingent consideration			$376	376			$71	71
		$161	$376	$537		$189	$71	$260

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $145 million invested in money market and government funds as of September 30, 2011, we had $12 million in short-term time deposits and $119 million in interest bearing and non-interest bearing bank accounts. In addition to $105 million invested in money market and government funds as of December 31, 2010, we had $16 million of cash invested in short-term time deposits, and $92 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) during the first nine months of 2011, which relate solely to our contingent consideration liability, were as follows (in millions):

Balance as of December 31, 2010	$(71)
Contingent consideration liability recorded	(287)
Fair value adjustments	(18)
Balance as of September 30, 2011	$(376)

Refer to Note B - Acquisitions for a discussion of the changes in the fair value of our contingent consideration liability.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $16 million as of September 30, 2011 and $43 million as of December 31, 2010. The decrease was due primarily to our first quarter 2011 acquisitions of the remaining fully diluted equity of companies in which we held a prior equity interest, described further in Note B - Acquisitions.
During the first nine months of 2011, we recorded $718 million of losses to adjust our goodwill and certain other intangible asset balances to their fair value. We wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, with a carrying amount of $1.479 billion to its implied fair value of $782 million, resulting in a non-deductible goodwill impairment charge of $697 million in the first quarter of 2011. In addition, during the second quarter of 2011, as a result of changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects, we recorded a $12 million intangible asset impairment charge representing a decrease in the estimated fair value of the related intangible assets. Further, during the third quarter of 2011, we recorded a $9 million intangible asset impairment charge attributable to lower projected cash flows associated with certain technologies. In addition, during the first quarter of 2011, we recorded $15 million of losses to write down certain cost method investments. These fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the DCF method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within these analyses was based on our most recent operational budgets, long-range strategic plans and other estimates.
During the first nine months of 2010, we recorded $1.882 billion of losses to adjust our goodwill and certain other intangible asset balances to their fair values, and $5 million of losses to write down certain cost method investments. We wrote down goodwill attributable to our U.S. CRM reporting unit with a carrying amount of $3.296 billion to its implied fair value of $1.479 billion, resulting in a net write-down of $1.817 billion. In addition, we recorded a loss of $60 million in the first quarter of 2010 to write down certain of our Peripheral Interventions intangible assets to their estimated fair values, and a loss of $5 million in the third quarter of 2010 to write off the remaining value associated with certain other intangible assets. These fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the DCF method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within these analyses was based on our most recent operational budgets, long range strategic plans and other estimates.
The fair value of our outstanding debt obligations was $4.667 billion as of September 30, 2011 and $5.654 billion as of December 31, 2010, which was determined by using primarily quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. This decrease was due primarily to debt repayments of $1.250 billion during the first nine months of 2011, as well as an increase in the market price for our publicly-traded senior notes. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.263 billion as of September 30, 2011 and $5.438 billion as of December 31, 2010. During the first nine months of 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2011 is as follows:

	Payments due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Senior notes				$600	$1,250	$2,350	$4,200
				$600	$1,250	$2,350	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
During the first nine months of 2011, we prepaid the remaining $1.0 billion of our term loan maturities without premium or penalty.
We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.05 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.45 percent). In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. The Fitch upgrade has resulted in a slightly favorable reduction in the facility fee and the interest rate on the facility. Any borrowings under the revolving credit facility are unrestricted and unsecured. In the third quarter of 2011, we borrowed $175 million under the facility and subsequently repaid the borrowed amounts during the third quarter of 2011. There were no amounts borrowed under our revolving credit facility as of September 30, 2011 or December 31, 2010.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2011
Maximum leverage ratio (1)	3.5 times	1.5 times
Minimum interest coverage ratio (2)	3.0 times	9.0 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our recently announced 2011 Restructuring program. As of September 30, 2011, we had $361 million of the combined restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of September 30, 2011, we had $1.832 billion of the combined legal payment exclusion remaining.
As of and through September 30, 2011, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of September 30, 2011 and $4.450 billion as of December 31, 2010. In January 2011, we paid $250 million of our senior notes at maturity.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In August 2011, we extended the maturity of this facility to August 2012. There were no amounts borrowed under this facility as of September 30, 2011 or December 31, 2010. In January 2011, we borrowed $250 million under this facility and used the proceeds to prepay $250 million of our term loan, and subsequently repaid the borrowed amounts during the first quarter of 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 330 million Euro (translated to approximately $445 million as of September 30, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $387 million of receivables as of September 30, 2011 at an average interest rate of 2.5 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $240 million as of September 30, 2011). We de-recognized $188 million of notes receivable as of September 30, 2011 at an average interest rate of 1.8 percent and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

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
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; and leveraging preferred vendors. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and are expected to be substantially complete within the next 24 months.
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays. We have recorded related costs of $15 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $135 million to date. We have recorded related costs of $166 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $62 million to date. We have recorded related costs of $115 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. The transfer of production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan were completed as of December 31, 2009. The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $373 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $22 million in the third quarter of 2011, $5 million in the third quarter of 2010, $77 million in the first nine months of 2011, and $98 million in the first nine months of 2010. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $7 million in the third quarter of 2011, $13 million in the third quarter of 2010, $32 million in the first nine months of 2011, and $41 million in the first nine months of 2010.
The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended September 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$12				$10	$22
Restructuring-related expenses:
Cost of products sold		$2	$5			7
Selling, general and administrative expenses
		2	5			7
	$12	$2	$5		$10	$29

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$9				$6	$15
2010 Restructuring plan	1				4	5
Plant Network Optimization program	2	$2	$5			9
	$12	$2	$5		$10	$29

Three Months Ended September 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$2			$1	$2	$5
Restructuring-related expenses:
Cost of products sold		$2	$10			12
Selling, general and administrative expenses					1	1
		2	10		1	13
	$2	$2	$10	$1	$3	$18

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$2			$1	$3	$6
Plant Network Optimization program	2	$2	$8			12
2007 Restructuring plan	(2)		2
	$2	$2	$10	$1	$3	$18

Nine Months Ended September 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$49				$28	$77
Restructuring-related expenses:
Cost of products sold		$8	$20			28
Selling, general and administrative expenses					4	4
		8	20		4	32
	$49	$8	$20		$32	$109

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$9				$6	$15
2010 Restructuring plan	32	$1			26	59
Plant Network Optimization program	8	7	$20			35
	$49	$8	$20		$32	$109

Nine Months Ended September 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$66			$8	$24	$98
Restructuring-related expenses:
Cost of products sold		$6	$32			38
Selling, general and administrative expenses					3	3
		6	32		3	41
	$66	$6	$32	$8	$27	$139

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$61			$8	$23	$92
Plant Network Optimization program	4	$6	$20			30
2007 Restructuring plan	1		12		4	17
	$66	$6	$32	$8	$27	$139

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program in 2011 and 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $207 million and restructuring-related costs of $89 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$9	$96	$35	$140
Fixed asset write-offs		11		11
Other	5	51		56
Total restructuring charges	14	158	35	207
Accelerated depreciation			20	20
Transfer costs			60	60
Other	1	8		9
Restructuring-related expenses	1	8	80	89
	$15	$166	$115	$296
We made cash payments of $24 million in the third quarter of 2011 and $92 million in the first nine months of 2011 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $201 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Three Months Ended September 30, 2011
Termination benefits		$9	$1	$10
Transfer costs			5	5
Other	$4	5		9
	$4	$14	$6	$24

Nine Months Ended September 30, 2011
Termination benefits		$34	$2	$36
Transfer costs			20	20
Other	$4	32		36
	$4	$66	$22	$92

Program to Date
Termination benefits		$80	$2	$82
Transfer costs			60	60
Other	$4	55		59
	$4	$135	$62	$201
We also made cash payments of $1 million during the third quarter of 2011 and $3 million during the first nine months of 2011 associated with our 2007 Restructuring plan and have made total cash payments of $373 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
The following is a rollforward of the restructuring liability associated with our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

							Plant Network
	2011 Restructuring plan			2010 Restructuring plan			Optimization

(in millions)	Termination Benefits	Other	Subtotal	Termination Benefits	Other	Subtotal	Termination Benefits	Total
Accrued as of December 31, 2008
Charges							$22	$22
Cash payments
Accrued as of December 31, 2009							22	22
Charges				$66	$28	$94	4	98
Cash payments				(45)	(20)	(65)		(65)
Accrued as of December 31, 2010				21	8	29	26	55
Charges	$9	$4	$13	32	24	56	8	77
Cash payments		(4)	(4)	(34)	(32)	(66)	(2)	(72)
Accrued as of September 30, 2011	$9	$—	$9	$19	$—	$19	$32	$60
The remaining restructuring liability associated with our 2007 Restructuring plan was $7 million as of September 30, 2011 and $10 million as of December 31, 2010.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	September 30, 2011	December 31, 2010
Accounts receivable	$1,341	$1,445
Less: allowance for doubtful accounts	(75)	(83)
Less: allowance for sales returns	(29)	(42)
	$1,237	$1,320
The following is a rollforward of our allowance for doubtful accounts for the third quarter and first nine months of 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Beginning balance	$67	$72	$83	$71
Net charges to expenses	12	6	1	17
Utilization of allowances	(4)		(9)	(10)
Ending balance	$75	$78	$75	$78
During the first quarter of 2011, we reversed $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize, reducing our allowance for doubtful accounts as a credit to selling, general and administrative expenses. We continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables in this region.
Inventories

	As of
(in millions)	September 30, 2011	December 31, 2010
Finished goods	$658	$622
Work-in-process	97	95
Raw materials	217	177
	$972	$894
Property, plant and equipment, net

	As of
(in millions)	September 30, 2011	December 31, 2010
Land	$119	$119
Buildings and improvements	911	919
Equipment, furniture and fixtures	2,033	1,889
Capital in progress	263	241
	3,326	3,168
Less: accumulated depreciation	1,642	1,471
	$1,684	$1,697
Depreciation expense was $75 million for the third quarter of 2011, $72 million for the third quarter of 2010, $215 million for the first nine months of 2011, and $221 million for the first nine months of 2010.
Accrued expenses

	As of
(in millions)	September 30, 2011	December 31, 2010
Legal reserves	$130	$441
Payroll and related liabilities	440	436
Accrued contingent consideration	8	9
Other	718	740
	$1,296	$1,626
Other long-term liabilities

	As of
(in millions)	September 30, 2011	December 31, 2010
Legal reserves	$139	$147
Accrued income taxes	1,076	1,062
Accrued contingent consideration	368	62
Other long-term liabilities	398	374
	$1,981	$1,645
Accrued warranties
We offer warranties on certain of our product offerings. Approximately 85 percent of our warranty liability as of September 30, 2011 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first nine months of 2011 and 2010 consisted of the following (in millions):

	Nine Months Ended September 30,
	2011	2010
Beginning Balance	$43	$55
Provision	4	12
Settlements/reversals	(12)	(22)
Ending Balance	$35	$45

NOTE I – COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Net income (loss)	$142	$190	$334	$(1,301)
Foreign currency translation adjustment	(44)	34	2	(51)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	35	(114)	(5)	(23)
Comprehensive income (loss)	$133	$110	$331	$(1,375)
Refer to Note E – Fair Value Measurements for more information on our derivative financial instruments.

NOTE J – INCOME TAXES
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	(27.9)%	(16.6)%	(11.3)%
Impact of certain receipts/charges*	48.0%	33.4%	14.6%
	20.1%	16.8%	3.3%

	Nine Months Ended September 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	38.4%	(0.7)%	39.1%
Impact of certain receipts/charges*	(21.8)%	20.9%	(42.7)%
	16.6%	20.2%	(3.6)%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the third quarter and first nine months of 2011, as compared to the same periods in 2010, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, a non-deductible goodwill impairment charge, other intangible asset impairment charges and restructuring- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets, changes in various state tax laws, the resolution of various uncertain tax positions resulting from closing agreements with the Internal Revenue Service (IRS), the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions, and the finalization of our 2010 U.S. Federal tax return. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. In 2010, our reported tax rate was also affected by discrete tax items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case and the resolution of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case.
As of September 30, 2011, we had $935 million of gross unrecognized tax benefits, of which a net $830 million, if recognized, would affect our effective tax rate. As of December 31, 2010, we had $965 million of gross unrecognized tax benefits, of which a net $859 million, if recognized, would affect our effective tax rate.
We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
On December 17, 2010, we received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS for these periods is $525 million plus interest. The primary issue in dispute is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filings and, on March 11, 2011, we filed petitions with the U.S. Tax Court contesting these Notices of Deficiency. On May 20, 2011, the IRS filed its answer to our petition.
In February 2011, we received Revenue Agent's Reports from the IRS reflecting proposed adjustments for the Guidant 2004-2006 tax years. The reports propose transfer pricing adjustments based on positions substantially similar to those subject to our U.S. Tax Court proceedings for Guidant Corporation's 2001-2003 tax years. The statute of limitations for Guidant Corporation's 2004-2006 tax years expires in December 2011 and we anticipate receiving a Notice of Deficiency for these tax years prior to the expiration of the relevant statute of limitations. We believe we have meritorious defenses for our tax filings and will petition the Tax Court to contest the proposed IRS adjustments.
In September 2011, we received a Notice of Deficiency from the IRS reflecting proposed audit adjustments for Boston Scientific Corporation for the 2006-2007 tax years. The incremental tax liability asserted by the IRS for these periods is $154 million plus interest. The adjustments proposed by the IRS are based on positions substantially similar to those subject to our U.S. Tax Court proceedings for Guidant Corporation's 2001-2003 tax years and we intend to file a timely petition to the U.S. Tax Court contesting this assessment.
We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized tax benefits related to interest of $4 million in the third quarter of 2011 and $3 million in the third quarter of 2010. We recognized tax expense related to interest of $12 million in the first nine months of 2011 and $10 million in the first nine months of 2010. We had $303 million accrued for gross interest and penalties as of September 30, 2011 and $285 million as of December 31, 2010.
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

We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for legal matters that are probable and estimable was $269 million as of September 30, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the U.S. Department of Justice (DOJ) in order resolve the criminal investigation of Guidant Corporation related to an alleged violation of the Food, Drug and Cosmetic Act occurring prior to our acquisition of Guidant, discussed in our 2010 Annual Report filed on Form 10-K and in the concluded matters below. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2010 Annual Report filed on Form 10-K, our Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, or specifically identified below, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

Litigation with Johnson & Johnson (including its subsidiary, Cordis Corporation)

On April 13, 1998, Cordis Corporation filed suit against Boston Scientific Scimed, Inc. and us in the U.S. District Court for the District of Delaware, alleging that our former NIR® stent infringed three claims of two patents (the Fischell patents) owned by Cordis and seeking damages and injunctive relief. On May 2, 2005, the District Court entered judgment that none of the three asserted claims was infringed, although two of the claims were not invalid. The District Court also found the two patents unenforceable for inequitable conduct. Cordis appealed the non-infringement finding of one claim in one patent and the unenforceability of that patent. We cross appealed the finding that one of the two claims was not invalid. Cordis did not appeal as to the second patent. On June 29, 2006, the Court of Appeals upheld the finding that the claim was not invalid, remanded the case to the District Court for additional factual findings related to inequitable conduct, and did not address the finding that the claim was not infringed. On August 10, 2009, the District Court reversed its finding that the two patents were unenforceable for inequitable conduct. On August 24, 2009, we asked the District Court to reconsider and on March 31, 2010, the District Court denied our request for reconsideration. On April 2, 2010, Cordis filed an appeal and on April 9, 2010, we filed a cross appeal. On June 6,

2011, oral arguments were heard before the U.S. Court of Appeals for the Federal Circuit. On September 28, 2011, the Federal Circuit Court affirmed the District Court's findings of non-infringement and enforceability.

On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed, Inc. and we filed a declaratory judgment action against Johnson & Johnson and Cordis Corporation in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of four U.S. patents (the Wright and Falotico patents) owned by them and of non-infringement of the patents by the PROMUS® coronary stent system, supplied to us by Abbott Laboratories. On February 21, 2008, Johnson & Johnson and Cordis filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. On June 25, 2009, we amended our complaints to allege that the four patents owned by Johnson & Johnson and Cordis are unenforceable. On January 20, 2010, the District Court found the four patents owned by Johnson & Johnson and Cordis invalid. On February 17, 2010, Johnson & Johnson and Cordis appealed the District Court's decision. The oral argument on appeal occurred on January 11, 2011 and on June 7, 2011 the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the U.S. District Court for the District of Delaware, finding all four Johnson & Johnson patents to be invalid. On July 21, 2011, Johnson & Johnson and Cordis filed a petition for rehearing or rehearing en banc. On September 15, 2011, the Federal Circuit Court denied Cordis' petition for rehearing or rehearing en banc.

On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three patents (the Fischell patents) owned by Cordis. On March 11, 2010, we filed an answer to the complaint along with counterclaims of invalidity and non-infringement. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. A liability trial is scheduled to begin on July 30, 2012.

On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed, Inc. and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On September 22, 2009, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by the PROMUS® coronary stent system, supplied to us by Abbott. On January 19, 2010, the Minnesota District Court transferred our suit to the U.S. District Court for the District of New Jersey and on February 17, 2010, the Minnesota case was dismissed. On July 13, 2010, Cordis filed a motion to amend the complaint to add an additional patent, which the New Jersey District Court granted on August 2, 2010. Cordis filed an amended complaint on August 9, 2010. On September 3, 2010, we filed an answer to the amended complaint along with counterclaims of invalidity and non-infringement. On May 27, 2011, the District Court granted our motion to bifurcate damages from liability in the case. On October 26, 2011, the District Court granted Cordis' motion to add the Promus Element stent system to the case.

Other Stent System Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of the contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. On July 11, 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. On June 11, 2009, the District Court ordered a stay of the action pursuant to the parties' joint stipulation. On August 30, 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Jang filed an appeal on September 21, 2011.

On October 5, 2009, Dr. Jang served a lien notice on us seeking a portion of any recovery from Johnson & Johnson for infringement of the Jang patent, and on May 25, 2010, Dr. Jang filed a formal suit in the U.S. District Court for the Central District of California. On June 5, 2010, we answered denying the allegations and on July 2, 2010, we filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On August 9, 2010, the Central California District Court ordered the case transferred to Delaware. On September 30, 2011, the Delaware District Court granted our motion for judgment on the pleadings and entered judgment in favor of us on October 3, 2011.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleged breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to the U.S. District

Court for the District of Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the non-patent claims and, on October 20, 2009, we filed an answer to the amended complaint. On March 18, 2010, the Massachusetts District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. On April 14, 2010, OrbusNeich filed a motion to amend its complaint to add another patent (another Addonizio patent). On January 21, 2011, OrbusNeich moved for leave to amend its complaint to drop its misappropriation of trade secret, violation of Massachusetts Business Practices Act and unfair competition claims from the case. On July 8, 2011, OrbusNeich filed a motion to amend its complaint to include allegations that our ION™ coronary stent system infringes two additional patents. On August 31, 2011, the Massachusetts District Court granted OrbusNeich's motion to amend.

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

On September 27, 2010, Boston Scientific Scimed, Inc., Boston Scientific Ltd., Endovascular Technologies, Inc. and we filed suit against Taewoong Medical, Co., Ltd., Standard Sci-Tech, Inc., EndoChoice, Inc. and Sewoon Medical Co., Ltd for infringement of three patents on stents for use in the GI system (the Pulnev and Hankh patents) and against Cook Medical Inc. (and related entities) for infringement of the same three patents and an additional patent (the Thompson patent). The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary damages and injunctive relief. On December 2, 2010, we amended our complaint to add infringement of six additional Pulnev patents, bringing the total number of asserted patents to ten. In January 2011, the defendants answered the complaint, denying infringement and counterclaiming for invalidity and unenforceability of the asserted patents. On September 22, 2011, we amended the complaint to add Chek-Med Systems d/b/a GI Supply as a defendant.

Other Patent Litigation

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

Product Liability Related Litigation

Cardiac Rhythm Management

Fewer than 10 individual lawsuits remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. At the conclusion of the MDL settlement in 2010, 8,180 claims had been approved for participation. As a result, we made all required settlement payments of approximately $234 million, and no other payments are due under the MDL settlement agreement. On April 6, 2009, September 24, 2009, April 16, 2010 and August 30, 2010, the MDL Court issued orders dismissing with prejudice the claims of most plaintiffs participating in the settlement; the claims of settling plaintiffs whose cases were pending in state courts have been or will be dismissed by those courts. On April 22, 2010, the MDL Court certified an order from the Judicial Panel on Multidistrict Litigation remanding the remaining cases to their trial courts of origin. In the third quarter of 2011, we entered into a confidential settlement agreement in the two product liability class action lawsuits with respect to the same subject matter.

Securities-Related Litigation

On October 22, 2010, Sanjay Israni filed a shareholder derivative complaint against us and against certain directors and officers in Massachusetts Superior Court for Middlesex County purportedly seeking to remedy alleged breaches of fiduciary duties that allegedly caused losses to us. The relevant period defined in the complaint is from April 20, 2009 to March 30, 2010. The allegations in the complaint are largely the same as those contained in the shareholder derivative action filed by Rick Barrington. On June 22, 2011, the Court held a hearing on our motion to dismiss. Then, on June 27, 2011, the Court issued an order staying further proceedings in this case pending resolution in one or more of the three related matters discussed in our 2010 Annual Report filed on Form 10-K. On October 14, 2011, in response to our motions the Court lifted the stay and set a hearing on our motion to dismiss.  On October 25, 2011, pursuant to a joint stipulation of the parties, the Court dismissed this matter with prejudice.

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

On April 9, 2010, the City of Roseville Employees' Retirement System individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts. The suit alleges that we and certain of our current and former officers violated certain sections of the Securities Exchange Act of 1934 and seeks unspecified monetary damages. The suit claims that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business. An order was issued on July 12, 2010 appointing KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs and the selection of lead class counsel. The plaintiffs filed an amended class action complaint on September 14, 2010. In the amended complaint, the plaintiffs narrowed the alleged class period from October 20, 2009 to February 10, 2010. On September 20, 2011, the District Court granted our motion to dismiss this action. The plaintiffs filed a notice of appeal on October 17, 2011.

On June 21, 2010, we received a shareholder derivative complaint filed by Rick Barrington individually and on behalf of all others similarly situated against all of our current directors, certain former directors and certain current and former officers seeking to remedy their alleged breaches of fiduciary duties that allegedly caused losses to us during the purported relevant period of April 20, 2009 to March 12, 2010. The allegations in this matter are largely the same as those asserted in the City of Roseville case. The case was filed in the U.S. District Court for the District of Massachusetts on behalf of purchasers of our securities during the period from April 20, 2009 through March 12, 2010. On October 7, 2010, Mr. Barrington filed an amended complaint. On September 26, 2011, the District Court granted our motion to dismiss this action. Mr. Barrington did not appeal and the time for appeal has expired.

On August 19, 2010, the Iron Workers District Council Southern Ohio and Vicinity Pension Trust filed a putative shareholder derivative class action lawsuit against us and our Board of Directors in the U.S. District Court for the District of Delaware. The allegations and remedies sought in the complaint are largely the same as those in the original complaint filed by the City of Roseville Employees' Retirement System on April 9, 2010. On October 4, 2011, the District Court granted our motion to dismiss this action without prejudice to refile an amended complaint. On October 24, 2011, the plaintiffs filed a motion to stay the proceedings to allow them to make discovery demands before filing an amended complaint.

Governmental Proceedings

Guidant / Cardiac Rhythm Management

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers' true costs for the devices. On December 20, 2010, the District Court granted the parties' motion to suspend further proceedings following the parties advising the Court that they had reached a settlement in principle. We finalized the settlement papers with the parties in September 2011, and we completed our obligations under the settlement agreement on October 4, 2011.

On September 25, 2009, we received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General (OIG), requesting certain information relating to contributions made by us to charities with ties to physicians or their families. On September 27, 2011, the OIG informed us that it was closing its investigation with no further action. Subsequently, on October 10, 2011, the U.S. District Court for the District of Maryland unsealed a qui tam complaint that relates to the subject matter of the OIG's investigation. The federal government has declined to intervene in that complaint and we have not yet been served with process in the matter.

On March 22, 2010, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with this request. Subsequently on October 21, 2011, the U.S. District Court unsealed a qui tam complaint that relates to the subject matter of the U.S. Attorney's investigation. The federal government has not intervened in that complaint and we have not yet been served with process in the matter.

Other Proceedings

On September 28, 2011, we filed a complaint against Mirowski Family Ventures LLC for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages.

In December 2010 and September 2011, we received Notices of Deficiency from the IRS assessing additional taxes for Guidant Corporation 2001 - 2003 tax years and for Boston Scientific 2006-2007 tax years, respectively, primarily for transfer pricing adjustments. We have filed and intend to timely file petitions with the U.S. Tax Court contesting Guidant Corporation and Boston Scientific assessments, respectively. Refer to Note J - Income Taxes for more information.

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
NOTE L – EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Weighted average shares outstanding - basic	1,514.4	1,519.8	1,523.1	1,517.0
Net effect of common stock equivalents	9.6	9.5	8.9
Weighted average shares outstanding - assuming dilution	1,524.0	1,529.3	1,532.0	1,517.0
Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 9.2 million for the first nine months of 2010 due to our net loss position in that period.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 65 million stock options for the third quarter of 2011, 62 million for the third quarter of 2010, 63 million for the first nine months of 2011, and 62 million for the first nine months of 2010, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately two million shares of our common stock in the third quarter of 2011, three million shares in the third quarter of 2010, ten million shares in the first nine months of 2011, and nine million shares in the first nine months of 2010, following the exercise or vesting of underlying stock options or deferred stock units, or purchase under our employee stock purchase plans. During the third quarter of 2011, we repurchased 30 million shares of our common stock for approximately $192 million, pursuant to the recently authorized share repurchase programs, discussed below.
In May 2011, our Board of Directors and shareholders approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to approximately 145 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units, options to acquire our common stock, stock appreciation rights, performance awards and other stock and non-stock awards. No further grants will be made under our 2003 Long-Term Incentive Plan. In addition, in July 2011, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved approximately 37 million shares remaining under a previous share repurchase program. Any repurchased shares may be used for general corporate purposes.

NOTE M – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of September 30, 2011 and December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, and restructuring-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Net sales
United States	$990	$1,077	$3,054	$3,159
EMEA	420	411	1,343	1,343
Japan	203	203	630	644
Inter-Continental	183	168	533	494
Net sales allocated to reportable segments	1,796	1,859	5,560	5,640
Sales generated from divested businesses	34	79	110	255
Impact of foreign currency fluctuations	44	(22)	104	(91)
	$1,874	$1,916	$5,774	$5,804
Income (loss) before income taxes
United States	$146	$215	$525	$560
EMEA	167	166	554	569
Japan	83	86	281	296
Inter-Continental	67	62	192	187
Operating income allocated to reportable segments	463	529	1,552	1,612
Manufacturing operations	(63)	(65)	(201)	(243)
Corporate expenses and currency exchange	(90)	(61)	(206)	(221)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, and restructuring- related net charges	(39)	(23)	(86)	(1,771)
Amortization expense	(97)	(129)	(325)	(381)
	174	251	734	(1,004)
Other expense, net	(63)	(88)	(192)	(288)
	$111	$163	$542	$(1,292)

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position for the three or nine months ended September 30, 2011 and is not expected to have a material impact in subsequent periods.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of

Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we included disclosure beginning in our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to the consolidated financial statements included in our 2010 Annual Report filed on Form 10-K for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note H – Supplemental Balance Sheet Information for a rollforward of our allowance for doubtful accounts during the three and nine months ended September 30, 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We were required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in the first nine months of 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29.
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
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB until further notice. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.
ASC Update No. 2011-08
In September 2011, the FASB issued ASC Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The "more likely than not" threshold is defined as having a likelihood of more than 50 percent. We are required to adopt Update No. 2011-08 for annual and interim goodwill impairment tests after December 15, 2011 and do not believe its adoption will have a significant impact on our future results of operations or financial position.

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
Financial Summary
Three Months Ended September 30, 2011
Our net sales for the third quarter of 2011 were $1.874 billion, as compared to net sales of $1.916 billion for the third quarter of 2010, a decrease of $42 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which contributed $66 million to our third quarter 2011 net sales as compared to the same period in the prior year, and net sales from divested businesses, our net sales decreased $63 million, or three percent. Declines in constant currency net sales from our Cardiac Rhythm Management (CRM) division of $65 million and our Interventional Cardiology division of $25 million were partially offset by increases in constant currency Endoscopy net sales of $16 million, Neuromodulation net sales of $5 million and Peripheral Interventions net sales of $7 million, as compared to the same period in the prior year.1 Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net income for the third quarter of 2011 was $142 million, or $0.09 per share. Our reported results for the third quarter of 2011 included intangible asset impairment charges, acquisition-related charges, divestiture-related net credits, restructuring-related costs, discrete tax items and amortization expense (after-tax) totaling $81 million, or $0.06 per share. Excluding these items, net income for the third quarter of 2011 was $223 million, or $0.15 per share. Our reported net income for the third quarter of 2010 was $190 million, or $0.12 per diluted share. Our reported results for the third quarter of 2010 included intangible asset impairment charges, restructuring-related costs, discrete tax items and amortization expense (after-tax) totaling $106 million, or $0.07 per share. Excluding these items, net income for the third quarter of 2010 was $296 million, or $0.19 per share.1 The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

	Three Months Ended September 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$111	$31	$142	$0.09
Non-GAAP adjustments:
Intangible asset impairment charges	9	(2)	7	0.01
Acquisition-related charges	8	(1)	7	0.01
Divestiture-related net credits	(7)	2	(5)	0.00
Restructuring-related charges	29	(10)	19	0.01
Discrete tax items		(25)	(25)	(0.02)
Amortization expense	97	(19)	78	0.05
Adjusted net income	$247	$(24)	$223	$0.15

	Three Months Ended September 30, 2010
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$163	$27	$190	$0.12
Non-GAAP adjustments:
Intangible asset impairment charges	5	(1)	4	0.00
Restructuring-related charges	18	(4)	14	0.01
Discrete tax items		(21)	(21)	(0.01)
Amortization expense	129	(20)	109	0.07
Adjusted net income	$315	$(19)	$296	$0.19

Cash generated by operating activities was $366 million in the third quarter of 2011, as compared to cash used for operations of $126 million in the third quarter of 2010. Our cash generated from operations continues to be a significant source of funds for investing in our growth and returning value to shareholders by buying back shares of our common stock, pursuant to our share repurchase authorizations discussed in Note L - Earnings Per Share to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. During the third quarter of 2011, we used approximately $192 million of cash generated from operations to repurchase 30 million shares of our common stock. As of September 30, 2011, we had total debt of $4.263 billion, cash and cash equivalents of $276 million and working capital of $1.326 billion. In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating, and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. We believe these rating improvements reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals. Refer to Liquidity and Capital Resources for further discussion.
Nine Months Ended September 30, 2011
Our net sales for the first nine months of 2011 were $5.774 billion, as compared to net sales of $5.804 billion for the first nine months of 2010, a decrease of $30 million, or one percent. Excluding the impact of changes in foreign currency exchange rates, which contributed $195 million to our net sales for the nine months ended September 30, 2011, as compared to the same period in the prior year, and net sales from divested businesses, our net sales decreased $80 million, or one percent. This decrease was due primarily to constant currency declines in net sales from our Interventional Cardiology division of $132 million and constant currency declines in net sales from our CRM business of $58 million. These decreases were partially offset by constant currency increases in net sales from our Endoscopy business of $53 million, net sales from our Peripheral Interventions business of $25 million, net sales from our Neuromodulation business of $25 million, and net sales from our Urology/Women’s Health business of $10 million in the first nine months of 2011, as compared to the same period in the prior year.
Our reported net income for the first nine months of 2011 was $334 million, or $0.22 per share. Our reported results for the first nine months of 2011 included a non-deductible goodwill impairment charge, intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring-related costs, discrete tax items and amortization expense for total net charges (after-tax) totaling $488 million, or $0.32 per share. Excluding these items, our net income for the first nine months of 2011 was $822 million, or $0.54 per share. Our reported net loss for the first nine months of 2010 was $1.301 billion, or $0.86 per share. Our reported results for the first nine months of 2010 included non-deductible goodwill impairment net charges, other intangible asset impairment charges, acquisition-related credits, restructuring and restructuring-related costs and amortization expense for total net charges (after-tax) totaling $2.038 billion, or $1.34 per share. Excluding these items, net income for the first nine months of 2010 was $737 million, or $0.48 per share. The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Nine Months Ended September 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$542	$(208)	$334	$0.22
Non-GAAP adjustments:
Goodwill impairment charge	697		697	0.45
Intangible asset impairment charge	21	(5)	16	0.01
Acquisition-related net credits	(15)	(2)	(17)	(0.01)
Divestiture-related net credits	(764)	231	(533)	(0.35)
Restructuring-related charges	109	(34)	75	0.05
Discrete tax items		(21)	(21)	(0.01)
Amortization expense	325	(54)	271	0.18
Adjusted net income	$915	$(93)	$822	$0.54

	Nine Months Ended September 30, 2010
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net loss	$(1,292)	$(9)	$(1,301)	$(0.86)
Non-GAAP adjustments:
Goodwill impairment charge	1,817		1,817	1.20	*
Intangible asset impairment charges	65	(10)	55	0.03	*
Acquisition-related credit	(250)	34	(216)	(0.14)	*
Restructuring-related charges	139	(40)	99	0.06	*
Discrete tax items		(21)	(21)	(0.01)	*
Amortization expense	381	(77)	304	0.20	*
Adjusted net income	$860	$(123)	$737	$0.48

*	Assumes dilution of 9.2 million shares for the nine months ended September 30, 2010 for all or a portion of these non-GAAP adjustments, due to our net loss position for that period.

Business and Market Overview
Coronary Stent Systems
We are the only company in the industry to offer a two-drug platform strategy, which we believe has enabled us to increase our leadership position in the drug-eluting stent market. We market our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system, launched in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries during the second quarter of 2010, in the U.S. (commercialized as ION™) during the second quarter of 2011 and in Japan in October 2011. We also offer our everolimus-eluting stent line, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories in the U.S. and Japan, and our next-generation internally-developed and self-manufactured PROMUS® Element™ stent system, currently marketed in our EMEA region and certain Inter-Continental countries, including China beginning in the fourth quarter of 2011. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility than older alloys, enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan by mid-2012.
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
Net sales of our coronary stent systems, including bare-metal stent systems, of $402 million represented approximately 21 percent of our consolidated net sales in the third quarter of 2011. Worldwide net sales of these products increased $6 million, or two percent, in the third quarter of 2011, as compared to the third quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $14 million to our coronary stent system net sales in the third quarter of 2011, as compared to the same period in the prior year, net sales of these products decreased $8 million, or two percent. Despite continued competition and pricing pressures, we maintained our leadership position during the third quarter of 2011 with an estimated 36 percent share of the worldwide drug-eluting stent market. During the second quarter of 2011, one of our competitors announced plans to exit the drug-eluting stent market by the end of 2011. Although the full impact on the market remains uncertain, we believe this presents an opportunity for us to expand our presence in the worldwide drug-eluting stent market and the broader cardiovascular market.
The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2011			September 30, 2010
	U.S.	International	Total	U.S.	International	Total
TAXUS®	$84	$29	$113	$68	$43	$111
PROMUS®	107	45	152	131	64	195
PROMUS® Element™		110	110		59	59
Drug-eluting	191	184	375	199	166	365
Bare-metal	7	20	27	11	20	31
	$198	$204	$402	$210	$186	$396
Our U.S. net sales of drug-eluting stent systems decreased $8 million, or four percent, in the third quarter of 2011, as compared to the third quarter of 2010. The impact of an overall decrease in the size of this market, resulting principally from lower average selling prices driven by competitive and other pricing pressures, lower procedural volumes and lower penetration rates, was partially offset by an increase in our share of the U.S. drug-eluting stent market due largely to the launch of our third-generation TAXUS® Element™ stent system in the U.S. (commercialized as ION™) in the second quarter of 2011. We estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately seven percent in the third quarter of 2011, as compared to the third quarter of 2010 and estimate that the number of percutaneous coronary intervention procedures performed decreased three percent in the third quarter of 2011, as compared to the third quarter of 2010. We believe that average drug-eluting stent penetration rates (a measure of the mix between bare-metal and drug-eluting stents used across procedures) in the U.S. were 77 percent during the third quarter of 2011, slightly lower than the average of 78 percent during the third quarter of 2010. In addition, we believe our share of the U.S. drug-eluting stent market approximated 49 percent in the third quarter of 2011, as compared to 45 percent in the third quarter of 2010. We believe that our TAXUS® Element™ stent system, based on Element™ platinum chromium stent platform, combined with our two-drug platform strategy and broad range of stent sizes, provides a competitive advantage that has allowed us to expand our leadership position in the U.S. drug-eluting stent market.
Our international drug-eluting stent system net sales increased $18 million, or 11 percent, in the third quarter of 2011, as compared to the third quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $12 million to our international drug-eluting stent system net sales for the three months ended September 30, 2011, as compared to the same period in the prior year, net sales of our drug-eluting stent systems increased $6 million, or four percent. Our net sales of drug-eluting stent systems in our Inter-Continental region increased $6 million, or 12 percent, on a constant currency basis, in the third quarter of 2011, as compared to the third quarter of 2010, driven by the launch and acceptance of our PROMUS® Element™ drug-eluting stent system in key emerging markets, such as Brazil and India. Our net sales of drug-eluting stent systems in our EMEA region increased $5 million, or seven percent in the third quarter of 2011, as compared to the third quarter of 2010, due primarily to an increase in procedural volumes, which was partially offset by declines in average selling prices. Net sales of our drug-eluting stent systems in Japan decreased $5 million, or 10 percent, on a constant currency basis, in the third quarter of 2011, as compared to the third quarter of 2010, driven primarily by a loss of market share due to competitive launches.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories, in the U.S. and Japan. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. Under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS®, TAXUS® Element™ (ION™) and PROMUS® Element™ stent systems. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system, marketed in our EMEA region and certain Inter-Continental countries, generates gross profit margins that are significantly more favorable than the PROMUS® stent system and has begun to positively impact our gross profit margins. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins.
Further, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. During the first quarter of 2011, we recorded a $50 million credit to cost of products sold related to this retroactive adjustment process. As a result, our gross profit margin for the nine months ended September 30, 2011 was positively impacted. Refer to Gross Profit for more information.
We are currently reliant on Abbott for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in the U.S. and Japan extends through June 30, 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott will be sufficient to meet our customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results.
In addition, any changes in anticipated timing of regulatory approval or launch of our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system, currently expected in the U.S. and Japan by mid-2012, could result in an inability to meet our customer demand for everolimus-eluting stent systems or future inventory charges.
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

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ stent systems expected to be launched in the U.S. and Japan by mid-2012;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.
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
During 2009, 2010 and the first nine months of 2011, we successfully negotiated closure of several long-standing legal matters; however, there continues to be significant intellectual property litigation particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, primarily relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems. Our worldwide net sales of these products were $211 million in the third quarter of 2011, as compared to $218 million in the third quarter of 2010, a decrease of $7 million, or three percent. Our U.S. net sales were $82 million in the third quarter of 2011, as compared to $96 million in the third quarter of 2010. Our international net sales of these products were $129 million in the third quarter of 2011, as compared to $122 million in the third quarter of 2010, and included a $10 million favorable impact from changes in foreign currency exchange rates for the three months ended September 30, 2011, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) net sales decreased $17 million, or seven percent, as compared to the same period in the prior year. This decrease was primarily the result of competitive pricing pressures, market-wide reductions in procedural volumes and market share declines in our IVUS business. We continue to hold a strong leadership position in the PTCA balloon catheter market, with an estimated 52 percent average share of the U.S. market and 29 percent of the worldwide market for the third quarter of 2011. In June 2010, we launched the NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment, which has been received positively in the market and, in the second half of 2010, also launched our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including structural heart therapy. In January 2011, we completed the acquisition of Sadra Medical, Inc. Sadra is developing a repositionable and retrievable device for percutaneous aortic valve replacement (PAVR) to treat patients with severe aortic stenosis and completed a series of European feasibility studies for its Lotus™ Valve System, which consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. PAVR is one of the fastest growing medical device markets.
Cardiac Rhythm Management
Our Cardiac Rhythm Management (CRM) division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include our COGNIS® cardiac resynchronization therapy defibrillator (CRT-D) and TELIGEN® ICD systems and our next-generation INCEPTA™, ENERGEN™, and PUNCTUA™ defibrillator systems, which are among the world’s smallest and thinnest high-energy devices and deliver excellent longevity. Worldwide net sales of our CRM products of $503 million represented approximately 27 percent of our consolidated net sales for the third quarter of 2011. Our worldwide CRM net sales decreased $47 million, or nine percent, in the third quarter of 2011, as compared to the third quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $18 million to our third quarter 2011 CRM net sales as compared to the same period in the prior year, our CRM net sales decreased $65 million, or 12 percent.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2011			September 30, 2010
	U.S.	International	Total	U.S.	International	Total
ICD systems	$225	$135	$360	$280	$126	$406
Pacemaker systems	71	72	143	82	62	144
CRM products	$296	$207	$503	$362	$188	$550
Our U.S. CRM net sales decreased $66 million, or 18 percent, in the third quarter of 2011 as compared to the third quarter of 2010. The reduction in our CRM net sales during the third quarter of 2011 reflects the impact of a contraction in the U.S. ICD market during 2011 and a decrease in our share of the U.S. CRM market. We believe the U.S. ICD market contraction is due to a variety of factors, including physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants, U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, as well as on-going physician alignment to hospitals and competitive pricing pressures. We estimate that our share of the U.S. CRM market approximated 21 percent in the third quarter of 2011, as compared to 23 percent in the third quarter of 2010.
We are committed to advancing our technologies to strengthen our CRM business. We continue to execute on our product pipeline and expect to receive U.S. Food and Drug Administration (FDA) approval for our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™, in the U.S. in late 2011 or early 2012, which include new features designed to improve functionality, diagnostic capability and ease of use. In addition, we expect to launch our next-generation INGENIO™ family of pacemaker systems in the first half of 2012 in the U.S. Our INGENIO™ family of pacemaker systems is built on the same platform as our existing high-voltage devices. This launch would represent our first new major pacemaker system technology introduction in many years and is expected to be the foundation for a series of low-voltage pacemaker launches.
Our international CRM net sales increased $19 million, or 10 percent, in the third quarter of 2011, as compared to the third quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $18 million to net sales for the three months ended September 30, 2011, as compared to the same period in the prior year, our international CRM net sales increased $1 million, or less than one percent, as compared to the same period in the prior year. Our net sales of our CRM products increased $5 million in Japan and $2 million in our Inter-Continental region in the third quarter of 2011, on a constant currency basis, as compared to the third quarter of 2010. The increases in these regions were driven by growth in sales of our pacemaker systems; the contribution from a new distributor arrangement related to our CRM products in Japan; and the continued market acceptance of our COGNIS® CRT-D and TELIGEN® ICD systems, and our 4-SITE lead delivery system, which was launched in the fourth quarter of 2010. These increases were partially offset by constant currency decreases in net sales of $6 million in our EMEA region, as compared to the same period in the prior year, due primarily to lower average selling prices, driven by competitive and other pricing pressures. We received CE Mark approval for our INCEPTA™, ENERGEN™ and PUNCTUA™ next-generation line of defibrillators in the second quarter of 2011 and we plan to launch our next-generation INGENIO™ family of pacemaker systems in our EMEA and certain Inter-Continental regions in the first half of 2012. We believe that these launches will help enhance our position within the worldwide CRM market.
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

•
our ability to timely and successfully develop and launch next-generation products and technology worldwide, particularly in light of anticipated changes to current regulatory requirements within the industry;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new product launches by our competitors.
Endoscopy

Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $298 million in the third quarter of 2011, as compared to $269 million in the third quarter of 2010, an increase of $29 million, or 11 percent, driven by products recently introduced. Our U.S. net sales of our Endoscopy products were $141 million for the third quarter of 2011, as compared to $136 million for the same period in the prior year. Our international net sales were $157 million for the third quarter of 2011, as compared to $133 million for the third quarter of 2010, and included a $13 million favorable impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $16 million, or six percent, in the third quarter of 2011, as compared to the third quarter of 2010. This increase was due primarily to higher net sales within our stent franchise, driven by our WallFlex® family of stents, in particular, the WallFlex® Biliary line, including the WallFlex® Biliary RX Fully Covered Stent, which received CE Mark for treatment of benign biliary strictures in the fourth quarter of 2010. Increases in our biliary device sales were also supported by growth in our Advanix™ Biliary Plastic Stent System and the Expect™ Endoscopic Ultrasound Aspiration Needle, which we launched in the U.S. and certain international markets in the second quarter of 2011. In addition, our hemostasis franchise net sales increased 16 percent due to increased adoption of our Resolution® Clip Device, an endoscopic mechanical clip designed to treat gastrointestinal bleeding.
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
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease, and we hold the number one position in the worldwide Peripheral Interventions market. Our worldwide net sales of these products were $182 million in the third quarter of 2011, as compared to $167 million in the third quarter of 2010, an increase of $15 million, or nine percent. Our U.S. net sales of these products were $77 million in the third quarter of 2011, as compared to $79 million for the third quarter of 2010. Our international net sales were $105 million in the third quarter of 2011, as compared to $88 million for the third quarter of 2010, and included an $8 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $7 million, or four percent in the third quarter of 2011, as compared to the third quarter of 2010, driven by growth in all three of our peripheral interventions product franchises. Growth in our PI stent systems was driven by the EPIC™ self-expanding nitinol stent system in certain international markets and the Carotid WALLSTENT® stent system in Japan. We currently expect to launch the EPIC™ stent system in the U.S. in late 2012 or early 2013. Our Core PI franchise experienced market share growth in the quarter driven primarily by the recent launch of our next-generation Mustang™ percutaneous transluminal angioplasty balloon and the third quarter 2011 worldwide launch of our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures. In addition, our interventional oncology franchise continued strong worldwide sales growth in the third quarter. Recently launched products including the Renegade® HI-FLO™ Fathom® microcatheter and guidewire system and Interlock™ - 35 Fibered IDC™ Occlusion System for peripheral embolization, continue to be well received by our customers. We expect to have a number of new PI products launching in the fourth quarter of 2011 and throughout 2012 that we believe will drive future growth in this business.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states. In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which add to our PI portfolio a re-entry catheter and intraluminal chronic total occlusion (CTO) crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We expect to launch our OFFROAD™ re-entry catheter system in certain international markets where we have CE Mark approval in late 2011 or early 2012 and expect to begin a limited release of the TRUEPATH™ intraluminal CTO device in the U.S. and certain other international markets in late 2011 or early 2012, pending regulatory approval. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $124 million in the third quarter of 2011, as compared to $122 million in the third quarter of 2010, an increase of $2 million, or two percent. Our U.S. net sales were $91 million for the third quarter of 2011, as compared to $92 million in the third quarter of 2010. Our international net sales were $33 million in the third quarter of 2011, as compared to $30 million for the same period in the prior year, and included a $2 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, worldwide net sales of our Urology/

Women’s Health products remained flat in the third quarter of 2011, as compared to the third quarter of 2010.
Our Urology business continued to experience positive growth due to the strength of our U.S. Core Stone Management business. The 2010 launch of our Accumax® and Flexiva™ Laser Fibers drove the net sales growth in our U.S. Core Stone business. Additionally, our Stone business experienced double-digit net sales growth in our Inter-Continental region in the third quarter of 2011, as compared to the third quarter of 2010.
Our Women's Health business was negatively impacted in the third quarter of 2011 by elective procedural softness and competitive product offerings. In addition, in July 2011, the FDA released a Public Health Notice update regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse and stress urinary incontinence. Partially offsetting these negative impacts were increased market share and sales of our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance. We believe this product launch will help to build momentum for our Women's Health franchise.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Plus™ Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products increased to $84 million for the third quarter of 2011, as compared to $79 million for the third quarter of 2010, an increase of $5 million, or six percent. Our U.S. net sales of Neuromodulation products were $79 million for the third quarter of 2011, as compared to $75 million in the same period in the prior year, and our international net sales of these products were $5 million in the third quarter of 2011 and $4 million in the third quarter of 2010. Foreign currency fluctuations did not materially impact our Neuromodulation net sales in the third quarter of 2011, as compared to the same period in the prior year. The increase in U.S. net sales was due primarily to higher procedural volumes and positive momentum from recent product launches, partially offset by the impact of competitive launches. In 2010, we received FDA approval and launched two lead splitters, as well as the Linear™ 3-4 and Linear™ 3-6 Percutaneous Leads for use with our SCS systems, offering a broader range of lead configurations and designed to provide physicians more treatment options for their chronic pain patients. In addition, in the second quarter of 2011, we received CE Mark approval and launched our Clik™ Anchor for our Precision® Plus™ SCS System, the world's first rechargeable SCS device for chronic pain management. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and the broadest range of percutaneous lead configurations in the industry.
We are also involved in various studies designed to evaluate the use of spinal cord stimulation in the treatment of additional sources of pain. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we are conducting a trial to assess the therapeutic effectiveness and cost-effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. Further, in late 2010, we initiated a European clinical trial for the treatment of Parkinson’s disease using our Vercise™ deep-brain stimulation system.
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
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability. Worldwide net sales of our Electrophysiology products were $36 million for the third quarters of 2011 and 2010. Our U.S. net sales of these products were $26 million in the third quarter of 2011, as compared to $27 million for the third quarter of 2010. Our international net sales of these products were $10 million in the third quarter of 2011, as compared to $9 million for the third quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $1 million to our worldwide Electrophysiology net sales, as compared to the same period in the prior year, worldwide Electrophysiology net sales decreased $1 million, or two percent, in the third quarter of 2011, as compared to the third quarter of 2010. During the second quarter of 2011, we received CE Mark approval for and launched in select European countries our Blazer™ Open-Irrigated Catheter, our latest radiofrequency ablation catheter designed to treat a variety of arrhythmias. We believe that with this product launch, the increasing adoption of our Blazer™ Prime ablation catheter technology worldwide, and other upcoming product launches, we are well-positioned within the Electrophysiology market.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including atrial fibrillation. In March 2011, we completed the acquisition of Atritech, Inc. Atritech has developed a novel device designed to close the left atrial appendage of the heart in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. We are integrating the operations of the Atritech business into our existing business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device.
Emerging Markets

As part of our POWER strategy, described in our 2010 Annual Report filed on Form 10-K, we are seeking to increase net sales and market share by expanding our global presence. In particular, we are renewing our focus on selling in order to maximize opportunities in countries whose economies and healthcare sectors are growing rapidly. We are investing $30 million to $40 million in 2011 alone to introduce new products and strengthen our sales organization in emerging markets such as Brazil, China and India and continue to identify opportunities to win global market share. As a result of these efforts, during the third quarter of 2011, we experienced double-digit sales growth in these markets, as compared to the third quarter of 2010.

We are investing an additional $150 million over a five-year period in order to expand our commercial presence in China, one of the world's largest and fastest-growing medical device markets. We expect to build a local manufacturing operation focused on serving Chinese market needs, as well as develop a world class training center for Chinese healthcare providers. In addition, we expect to further invest in local research and development and clinical studies. Together, we expect these activities to increase total headcount in China from approximately 200 to more than 1,200 employees by 2016.

Quarterly Results
Net Sales
As of September 30, 2011 and December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note M – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis. We have restated regional net sales for the three and nine months ended September 30, 2010 to exclude sales from our former Neurovascular business, which we sold to Stryker Corporation in January 2011, and present net sales from this business within divested businesses in the tables below. Net sales that exclude the impact of changes in foreign currency exchange rates are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
United States	$990	$1,077	(8)%	(8)%
EMEA	416	378	10%	2%
Japan	235	213	11%	0%
Inter-Continental	199	169	17%	9%
International	850	760	12%	3%
Subtotal Core Businesses	1,840	1,837	0%	(3)%
Divested Businesses	34	79	N/A	N/A
Worldwide	$1,874	$1,916	(2)%	(6)%

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
United States	$3,054	$3,159	(3)%	(3)%
EMEA	1,328	1,248	6%	0%
Japan	705	647	9%	(2)%
Inter-Continental	576	498	16%	8%
International	2,609	2,393	9%	1%
Subtotal Core Businesses	5,663	5,552	2%	(1)%
Divested Businesses	111	252	N/A	N/A
Worldwide	$5,774	$5,804	(1)%	(4)%

The following tables provide our worldwide net sales by division and the relative change on an as reported and constant currency basis.

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
Interventional Cardiology	$613	$614	0%	(4)%
Cardiac Rhythm Management	503	550	(9)%	(12)%
Endoscopy	298	269	11%	6%
Peripheral Interventions	182	167	9%	4%
Urology/Women’s Health	124	122	2%	0%
Neuromodulation	84	79	6%	6%
Electrophysiology	36	36	0%	(2)%
Subtotal Core Businesses	1,840	1,837	0%	(3)%
Divested Businesses	34	79	N/A	N/A
Worldwide	$1,874	$1,916	(2)%	(6)%

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010
Interventional Cardiology	$1,901	$1,961	(3)%	(7)%
Cardiac Rhythm Management	1,606	1,615	(1)%	(4)%
Endoscopy	883	794	11%	6%
Peripheral Interventions	547	498	10%	5%
Urology/Women’s Health	371	354	5%	3%
Neuromodulation	245	219	12%	12%
Electrophysiology	110	111	(1)%	(2)%
Subtotal Core Businesses	5,663	5,552	2%	(1)%
Divested Businesses	111	252	N/A	N/A
Worldwide	$5,774	$5,804	(1)%	(4)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q3 2011 Net Sales as compared to Q3 2010
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(1)	$(25)	24
Cardiac Rhythm Management	(47)	(65)	18
Endoscopy	29	16	13
Peripheral Interventions	15	7	8
Urology/Women’s Health	2	0	2
Neuromodulation	5	5	0
Electrophysiology	0	(1)	1
Subtotal Core Businesses	3	(63)	66
Divested Businesses	(45)	(45)	0
Worldwide	$(42)	$(108)	$66

	Q3 2011 YTD Net Sales as compared to Q3 2010 YTD
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(60)	$(132)	72
Cardiac Rhythm Management	(9)	(58)	49
Endoscopy	89	53	36
Peripheral Interventions	49	25	24
Urology/Women’s Health	17	10	7
Neuromodulation	26	25	1
Electrophysiology	(1)	(3)	2
Subtotal Core Businesses	111	(80)	191
Divested Businesses	(141)	(145)	4
Worldwide	$(30)	$(225)	$195

U.S. Net Sales
During the third quarter of 2011, our U.S. net sales decreased $87 million, or eight percent, as compared to the third quarter of 2010. The decrease was driven primarily by lower U.S. CRM net sales of $66 million resulting from the contraction in the U.S. ICD market in 2011 and a reduction in our share of the U.S. CRM market in the third quarter of 2011 as compared to the third quarter of 2010, as well as lower U.S. Interventional Cardiology net sales of $26 million driven by competitive and other pricing pressures and reductions in procedural volumes across our key markets. Partially offsetting these decreases, our Endoscopy business increased U.S. net sales $5 million, and our Neuromodulation division increased U.S. net sales $4 million, as compared to the same period in the prior year. Refer to Business and Market Overview for further discussion of our net sales.
During the first nine months of 2011, our U.S. net sales decreased $105 million, or three percent, as compared to the first nine months of 2010. The decrease was driven primarily by lower U.S. Interventional Cardiology net sales of $81 million, as well as lower U.S. CRM net sales of $60 million. Partially offsetting these decreases, our Neuromodulation business increased U.S. net sales $25 million due primarily to higher procedural volumes and positive momentum from new product launches, and our Endoscopy division increased U.S. net sales $16 million, as compared to the same period in the prior year, due primarily to continued commercialization and adoption of products within our stent franchise.
International Net Sales
During the third quarter of 2011, our international net sales increased $90 million, or 12 percent, as compared to the third quarter of 2010. Changes in foreign currency exchange rates contributed $66 million to our international net sales in the third quarter of 2011 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region increased $9 million, or two percent, in the third quarter of 2011, as compared to the same period in the prior year, driven primarily by increased sales of our drug-eluting stent systems and increased sales from our Endoscopy business, partially offset by a decline in CRM net sales. Our net sales in Japan remained flat, excluding the impact of changes in foreign currency exchange rates, in the third quarter of 2011, as compared to the third quarter of 2010. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $15 million, or nine percent, in the third quarter of 2011, as compared to the same period in the prior year, primarily as a result of strong growth in Brazil, China and India. Refer to Business and Market Overview for further discussion of our net sales.
During the first nine months of 2011, our international net sales increased $216 million, or nine percent, as compared to the first nine months of 2010. Changes in foreign currency exchange rates contributed $191 million to our international net sales in the first nine months of 2011 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region remained flat in the first nine months of 2011, as compared to the same period in the prior year. Our net sales in Japan decreased $14 million, or two percent, excluding the impact of changes in foreign currency exchange rates, in the first nine months of 2011, as compared to the first nine months of 2010, due primarily to competitive drug-eluting stent system technology introductions and pricing pressures. The first quarter 2011 natural disasters in Japan did not have a significant impact on our results for the first nine months of 2011. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $39 million, or eight percent, in the first nine months of 2011, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year-over-year growth, including strong growth in Brazil, China and India.
Gross Profit
Our gross profit was $1.194 billion for the third quarter of 2011, $1.293 billion for the third quarter of 2010, $3.775 billion for the first nine months of 2011, and $3.865 billion for the first nine months of 2010. As a percentage of net sales, our gross profit decreased to 63.7 percent in the third quarter of 2011, as compared to 67.5 percent in the third quarter of 2010, and decreased to 65.4 percent for the first nine months of 2011, as compared to 66.6 percent in the first nine months of 2010. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit - period ended September 30, 2010	67.5%	66.6%
PROMUS® supply true-up		0.9%
Drug-eluting stent system sales mix and pricing	0.5%	0.3%
CRM sales mix and pricing	(0.6)%	(0.2)%
Neurovascular divestiture	(1.4)%	(1.3)%
Transition-related inventory charges	(1.1)%	(0.4)%
All other, including period expenses, other inventory charges and net impact of foreign currency	(1.2)%	(0.5)%
Gross profit - period ended September 30, 2011	63.7%	65.4%
The primary factor contributing to the decrease in our gross profit margin during the third quarter of 2011, as compared to the same period in 2010, was the negative impact of lower net sales of Neurovascular products and at significantly lower gross profit margins, as result of the divestiture of our Neurovascular business in January 2011 and the terms of transitional supply agreements with Stryker. Also contributing to the decrease was the unfavorable impact of changes in foreign currency exchange rates, the impact of pricing related to sales of our CRM products, and higher inventory charges during the third quarter of 2011, as compared to the third quarter of 2010. The transition-related inventory charges represent a $21 million charge recognized in the third quarter of 2011, related to PROMUS® purchase commitments and excess inventory as a result of our expected launch of our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system in the U.S. and Japan by mid-2012. Declines in average selling prices of drug-eluting stent systems were offset by the positive impact of sales mix related to sales of our drug-eluting stent systems, as we continue to shift sales to products with more favorable gross profit margins.
Our gross profit margin for the first nine months of 2011, as compared to the first nine months of 2010, was positively impacted by a $50 million credit to cost of products sold recognized in the first quarter of 2011, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. Offsetting this increase was the negative impact of lower sales of Neurovascular products and at significantly lower gross profit margins.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	629	33.6	634	33.1	1,866	32.3	1,897	32.7
Research and development expenses	229	12.2	230	12.0	665	11.5	714	12.3
Royalty expense	36	1.9	39	2.0	140	2.4	147	2.5
Selling, General and Administrative (SG&A) Expenses
In the third quarter of 2011, our SG&A expenses decreased $5 million, or less than one percent, as compared to the third quarter of 2010, but were 50 basis points higher as a percentage of net sales. This decrease was driven primarily by lower SG&A expenses, as compared to the same period in the prior year, as a result of the sale of our Neurovascular business to Stryker in January and lower expenses due to our restructuring initiatives and cost containment discipline. The decrease was partially offset by the unfavorable impact of changes in foreign currency exchange rates of $18 million, as well as SG&A expenses related to our recent acquisitions and global expansion initiatives. We have increased our SG&A investments throughout 2011 in targeted areas to support new products; strengthen our sales organization in emerging markets such as Brazil, China and India; and to support our acquired businesses.
In the first nine months of 2011, our SG&A expenses decreased $31 million, or two percent, as compared to the first nine months of 2010 and were 40 basis points lower as a percentage of net sales. This decrease was driven primarily by the reversal of $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece in the first nine months of 2011. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize, reducing our allowance for doubtful accounts as a credit to SG&A expense. We continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables in this region. Our SG&A expenses were also lower in the first nine months of 2011, as compared to the same period in the prior year, as a result of the sale of our Neurovascular business to Stryker in January and lower expenses due to our restructuring initiatives and cost containment discipline. These decreases were partially offset by the unfavorable impact of changes in foreign currency exchange rates, as well as additional SG&A expenses related to our recent acquisitions and global expansion initiatives.
Research and Development (R&D) Expenses
In the third quarter of 2011, our R&D expenses decreased $1 million, or less than one percent, as compared to the third quarter of 2010, but were 20 basis points higher as a percentage of net sales. In the first nine months of 2011, our R&D expenses decreased $49 million, or seven percent, as compared to the first nine months of 2010, and declined 80 basis points as a percentage of net sales. The decrease for the three and nine months ended September 30, 2011 was due to the on-going re-prioritization of R&D projects and the re-allocation of spending as part of our efforts to focus on areas identified as priority growth initiatives and the elimination of spending related to our Neurovascular business, partially offset by increased R&D funding for our acquisitions and certain other priority growth initiatives. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth and expect our R&D expenses to increase during the fourth quarter.
Royalty Expense
In the third quarter of 2011, our royalty expense decreased $3 million, or eight percent, as compared to the third quarter of 2010, and was slightly lower as a percentage of net sales. The decrease relates primarily to royalty expense attributable to Neurovascular products which was eliminated with the sale of our Neurovascular business in January 2011. These royalties represented $3 million of expense in the third quarter of 2010.
In the first nine months of 2011, our royalty expense decreased $7 million, or five percent, as compared to the first nine months of 2010, and were slightly lower as a percentage of net sales. The decrease for the nine months ended September 30, 2011 relates primarily to royalty expense attributable to Neurovascular products which was eliminated with the sale of our Neurovascular business in January 2011. These royalties represented $9 million of expense in the first nine months of 2010. Royalty expense attributable to our sales of PROMUS® and PROMUS® Element™ stent systems increased $7 million for the first nine months of 2011, as compared to the same period in the prior year, but was partially offset by a decrease of $4 million in royalty expense attributable to our TAXUS® stent systems, which have more favorable royalty rates.
Amortization Expense
Our amortization expense was $97 million in the third quarter of 2011, as compared to $129 million in the third quarter of 2010 and $325 million in the first nine months of 2011, as compared to $381 million in the first nine months of 2010. The decrease for the three and nine months ended September 30, 2011 was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation in 2006 reaching the end of their useful lives during the second quarter of 2011. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
In the second quarter of 2011, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.3 billion as of September 30, 2011. In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 350, Intangibles – Goodwill and Other and our accounting policies, we tested our U.S. CRM amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2011, in conjunction with the goodwill impairment charge, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test performed during the second quarter of 2011 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to the second step of the impairment test.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $782 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.3 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of September 30, 2011. As of the most recent assessment, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions, product sales mix, disruptive technology developments, government cost containment initiatives and healthcare reforms, and/or other economic or regulatory conditions;

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
2010 Charge
The ship hold and product removal actions associated with our U.S. ICD and CRT-D products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit during the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded an estimated non-deductible goodwill impairment charge of $1.817 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit.
Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
Intangible Asset Impairment Charges
2011 Charges
During the third quarter of 2011, we recorded a $9 million intangible asset impairment charge associated with lower projected cash flows associated with certain technologies. During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows.
2010 Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. In addition, during the third quarter of 2010, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, and in accordance with U.S. GAAP and our accounting policies, we tested the related intangible assets for impairment and recorded a $60 million charge in the first quarter of 2010, and a $5 million charge in the third quarter of 2010 to write down the balance of these intangible assets to their fair value. We recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows.
These non-cash charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
Contingent Consideration Expense
In connection with certain of our acquisitions completed after 2008, we may be required to pay future consideration that is contingent upon the achievement of certain revenue-, regulatory- and commercialization-based milestones. As of the respective acquisition dates, we recorded contingent consideration liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. In accordance with ASC Topic 805, Business Combinations, we re-measure these liabilities each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, changes in discount rates, and payments. We recorded net expense of $6 million during the third quarter of 2011 and $18 million during the first nine months of 2011, representing the increase in the estimated fair value of these obligations. These acquisition-related charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
Restructuring Charges and Restructuring-related Activities
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. We estimate that the execution of the plan will reduce annual pre-tax operating expenses by approximately $225 million to $275 million exiting 2013, a portion of which will be reinvested in targeted areas necessary for future growth, including priority growth and emerging markets initiatives. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; and leveraging preferred vendors. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and are expected to be substantially completed within the next 24 months.
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays. We have recorded related costs of $15 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $135 million to date. We have recorded related costs of $166 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
Plant Network Optimization program
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, discussed below, and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the $30 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan, discussed below. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $62 million to date. We have recorded related costs of $115 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. The execution of this plan enabled us to reduce research and development and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions. In addition, the plan has reduced manufacturing costs by an annualized run-rate of approximately $30 million exiting 2010 as a result of transfers of certain production lines. The transfer of production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan were completed as of December 31, 2009. The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $373 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $22 million in the third quarter of 2011, $5 million in the third quarter of 2010, $77 million in the first nine months of 2011, and $98 million in the first nine months of 2010. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $7 million in the third quarter of 2011, $13 million in the third quarter of 2010, $32 million in the first nine months of 2011, and $41 million in the first nine months of 2010.
The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended September 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$12				$10	$22
Restructuring-related expenses:
Cost of products sold		$2	$5			7
Selling, general and administrative expenses
		2	5			7
	$12	$2	$5		$10	$29

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$9				$6	$15
2010 Restructuring plan	1				4	5
Plant Network Optimization program	2	$2	$5			9
	$12	$2	$5		$10	$29

Three Months Ended September 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$2			$1	$2	$5
Restructuring-related expenses:
Cost of products sold		$2	$10			12
Selling, general and administrative expenses					1	1
		2	10		1	13
	$2	$2	$10	$1	$3	$18

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$2			$1	$3	$6
Plant Network Optimization program	2	$2	$8			12
2007 Restructuring plan	(2)		2
	$2	$2	$10	$1	$3	$18

Nine Months Ended September 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$49				$28	$77
Restructuring-related expenses:
Cost of products sold		$8	$20			28
Selling, general and administrative expenses					4	4
		8	20		4	32
	$49	$8	$20		$32	$109

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$9				$6	$15
2010 Restructuring plan	32	$1			$26	$59
Plant Network Optimization program	8	7	$20			35
	$49	$8	$20		$32	$109

Nine Months Ended September 30, 2010

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$66			$8	$24	$98
Restructuring-related expenses:
Cost of products sold		$6	$32			38
Selling, general and administrative expenses					3	3
		6	32		3	41
	$66	$6	$32	$8	$27	$139

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$61			$8	$23	$92
Plant Network Optimization program	4	$6	$20			30
2007 Restructuring plan	1		12		4	17
	$66	$6	$32	$8	$27	$139

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program in 2011 and 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $207 million and restructuring-related costs of $89 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$9	$96	$35	$140
Fixed asset write-offs		11		11
Other	5	51		56
Total restructuring charges	14	158	35	207
Accelerated depreciation			20	20
Transfer costs			60	60
Other	1	8		9
Restructuring-related expenses	1	8	80	89
	$15	$166	$115	$296
Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $24 million in the third quarter of 2011 and $92 million in the first nine months of 2011 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $201 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Three Months Ended September 30, 2011
Termination benefits		$9	$1	$10
Transfer costs			5	5
Other	$4	5		9
	$4	$14	$6	$24

Nine Months Ended September 30, 2011
Termination benefits		$34	$2	$36
Transfer costs			20	20
Other	$4	32		36
	$4	$66	$22	$92

Program to Date
Termination benefits		$80	$2	$82
Transfer costs			60	60
Other	$4	55		59
	$4	$135	$62	$201
We also made cash payments of $1 million during the third quarter of 2011 and $3 million during the first nine months of 2011 associated with our 2007 Restructuring plan and have made total cash payments of $373 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions, of which we had received approximately $10 million as of September 30, 2011. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over the next 24 months. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. We also deferred a gain of $27 million, included in the accompanying unaudited condensed consolidated balance sheets, which is being recognized upon the release of the escrowed funds and the performance of certain activities under the transition services agreements. During the third quarter of 2011, we recognized $8 million of this deferred gain and expect to recognize the remaining $19 million throughout 2011 and 2012. This non-recurring divestiture-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Interest Expense
Our interest expense decreased to $62 million in the third quarter of 2011, as compared to $91 million in the third quarter of 2010. The decrease in our interest expense was a result of lower average debt levels, due to repayment of $1.850 billion of debt during the past year, including the prepayment of the remaining $1.0 billion of our term loan in the first nine months of 2011, as well as a decrease in our average borrowing rate. Our average borrowing rate was 5.3 percent in the third quarter of 2011 and 5.5 percent in the third quarter of 2010. In addition, interest expense for the third quarter of 2011 included a $3 million benefit associated with hedge ineffectiveness on our interest rate derivative contracts, which we terminated during the third quarter of 2011. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Our interest expense decreased to $210 million in the first nine months of 2011, as compared to $286 million in the first nine months of 2010. The decrease in our interest expense was a result of lower average debt levels, due to repayment of $1.850 billion of debt during the past year, as well as a decrease in our average borrowing rate. Our average borrowing rate was 5.2 percent in the first nine months of 2011 and 5.8 percent in the first nine months of 2010. In addition, interest expense for the first nine months of 2011 included expense of $6 million associated with the write-off of unamortized debt issuance costs in conjunction with term loan prepayments, and a $3 million benefit associated with hedge ineffectiveness on our interest rate derivative contracts, which we terminated during the third quarter of 2011. Interest expense for the first nine months of 2010 included expense of $10 million associated with the write-off of the remaining discount attributable to our loan from Abbott Laboratories, prepaid in full in June 2010.
In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. The Fitch upgrade has resulted in a slightly favorable reduction in the facility fee and the interest rate on our revolving credit facility. In addition, Standard & Poor's Ratings Services has maintained an investment-grade corporate credit rating for us since 2009.
Other, net
Our other, net reflected expense of $1 million in the third quarter of 2011, income of $3 million in the third quarter of 2010, income of $18 million in the first nine months of 2011, and expense of $2 million in the first nine months of 2010. The following are the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2011	2010	2011	2010
Interest income	$1	$3	$5	$12
Foreign currency (losses) gains	(4)	3	(9)	(8)
Net gains on investments	1		24
Other income (expense), net	1	(3)	(2)	(6)
	$(1)	$3	$18	$(2)

During the first nine months of 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we held prior equity interests. This acquisition-related credit is excluded by management for purposes of evaluating operating performance. Partially offsetting these gains were net losses of $14 million, relating to the write-down of other investments in our portfolio.
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	(27.9)%	(16.6)%	(11.3)%
Impact of certain receipts/charges*	48.0%	33.4%	14.6%
	20.1%	16.8%	3.3%

	Nine Months Ended September 30,		Percentage Point
	2011	2010	Increase (Decrease)
Reported tax rate	38.4%	(0.7)%	39.1%
Impact of certain receipts/charges*	(21.8)%	20.9%	(42.7)%
	16.6%	20.2%	(3.6)%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the third quarter and first nine months of 2011, as compared to the same periods in 2010, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, a non-deductible goodwill impairment charge, other intangible asset impairment charges and restructuring- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets, changes in various state tax laws, the resolution of various uncertain tax positions resulting from closing agreements with the Internal Revenue Service (IRS), the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions, and the finalization of our 2010 U.S. Federal tax return. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. In 2010, our reported tax rate was also affected by discrete tax items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case and the resolution of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case.
On December 17, 2010, we received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS for these periods is $525 million plus interest. The primary issue in dispute is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filings and, on March 11, 2011, we filed petitions with the U.S. Tax Court contesting these Notices of Deficiency. On May 20, 2011, the IRS filed its answer to our petition.
In February 2011, we received Revenue Agent's Reports from the IRS reflecting proposed adjustments for the Guidant 2004-2006 tax years. The reports propose transfer pricing adjustments based on positions substantially similar to those subject to our U.S. Tax Court proceedings for Guidant Corporation's 2001-2003 tax years. The statute of limitations for Guidant Corporation's 2004-2006 tax years expires in December 2011 and we anticipate receiving a Notice of Deficiency for these tax years prior to the expiration of the relevant statute of limitations. We believe we have meritorious defenses for our tax filings and will petition the Tax Court to contest the proposed IRS adjustments.
In September 2011, we received a Notice of Deficiency from the IRS reflecting proposed audit adjustments for Boston Scientific Corporation for the 2006-2007 tax years. The incremental tax liability asserted by the IRS for these periods is $154 million plus interest. The adjustments proposed by the IRS are based on positions substantially similar to those subject to our U.S. Tax Court proceedings for Guidant Corporation's 2001-2003 tax years and we intend to file a timely petition to the U.S. Tax Court contesting this assessment.
We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. For our first quarter ended March 31, 2011, we adopted prospectively FASB ASC Update No. 2009-13, Revenue Recognition (Topic 605) – Multiple-

Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Through December 31, 2010, we deferred revenue on the undelivered service element associated with certain of our CRM product offerings based on verifiable objective evidence of fair value, using the residual method of allocation, and recognized the associated revenue over the related service period. Under the guidance of Update No. 2009-13, we continue to separate these product offerings into two separate accounting units and defer revenue on the undelivered service element on the basis of the relative selling price. We determine relative selling price based on third-party evidence of the selling price of the undelivered service element, as vendor-specific objective evidence does not exist. We will re-evaluate our estimate of the relative selling price on an annual basis or more frequently if there are any significant changes in our service offering or third-party service offering or pricing. The adoption of Update No. 2009-13 did not change the units of accounting or the pattern and timing of revenue recognition for those units.
There were no other material changes in the nine months ended September 30, 2011 to the application of critical accounting policies and estimates as described in our Annual Report filed on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources
As of September 30, 2011, we had $276 million of cash and cash equivalents on hand, comprised of $145 million invested in money market and government funds, $12 million invested in short-term time deposits, and $119 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.0 billion revolving credit facility and $350 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
(in millions)	2011	2010
Cash provided by (used for) operating activities	$659	$(124)
Cash provided by (used for) investing activities	827	(217)
Cash (used for) provided by financing activities	(1,420)	101
Operating Activities
During the first nine months of 2011, we generated $659 million from operating activities, as compared to $124 million used for operations during the first nine months of 2010, an increase of $783 million. This increase was driven primarily by lower litigation-related payments of approximately $1.4 billion. During 2010, we made payments of $1.725 billion to Johnson & Johnson related to a patent litigation settlement; our 2011 litigation-related payments primarily consisted of a payment of $296 million to the DOJ during the first quarter. Our cash provided by operating activities also included proceeds of approximately $80 million related to the termination of our outstanding interest rate derivative contracts during the third quarter of 2011. Partially offsetting these items was the receipt of a $250 million milestone payment from Abbott Laboratories during the first quarter of 2010, described in Quarterly Results, as well as higher tax-related net cash outflows of approximately $250 million, primarily due to the receipt in the first quarter of 2010 of a $163 million federal tax refund, and tax payments in 2011 related to our acquisitions and divestiture of our Neurovascular business.
Investing Activities
During the first nine months of 2011, cash provided by investing activities was comprised primarily of proceeds from the sale of our Neurovascular business to Stryker. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and is being released upon the completion of local closings in certain foreign jurisdictions, of which we had received approximately $10 million as of September 30, 2011. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. This cash inflow was partially offset by payments of $370 million for acquisitions consummated during 2011; and capital expenditures, net of proceeds on sales of fixed assets, of $221 million. We expect to incur total capital expenditures of approximately $300 million during 2011, which includes investments to further upgrade our information systems infrastructure and to enhance our manufacturing capabilities to support continued growth in our business units.

During the first nine months of 2010, our investing activities were comprised primarily of capital expenditures of $209 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs.
Debt
We had total debt of $4.263 billion as of September 30, 2011 and $5.438 billion as of December 31, 2010. During 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2011 is as follows:

	Payments due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Senior notes				$600	$1,250	$2,350	4,200
				$600	$1,250	$2,350	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
In July 2011, Fitch Ratings upgraded our corporate credit rating from to BBB-, an investment-grade rating, and Moody’s Investors Service raised our Ba1 rating outlook to positive from stable. We believe these rating improvements reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals.
Term Loan and Revolving Credit Facility
During the first nine months of 2011, we prepaid the remaining $1.0 billion of our term loan maturities without premium or penalty.
We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.05 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.45 percent). The Fitch upgrade has resulted in a slightly favorable reduction in the facility fee and the interest rate on the facility. Any borrowings under the revolving credit facility are unrestricted and unsecured. In August 2011, we borrowed $175 million under the facility and subsequently repaid the borrowed amounts during the third quarter of 2011. There were no amounts borrowed under our revolving credit facility as of September 30, 2011 or December 31, 2010.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2011
Maximum leverage ratio (1)	3.5 times	1.5 times
Minimum interest coverage ratio (2)	3.0 times	9.0 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our recently announced 2011 Restructuring program. As of September 30, 2011, we had $361 million of the combined restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of September 30, 2011, we had $1.832 billion of the combined legal payment exclusion remaining.
As of and through September 30, 2011, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of September 30, 2011 and $4.450 billion as of December 31, 2010. In January 2011, we paid $250 million of our senior notes at maturity.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In August 2011, we extended the maturity of this facility to August 2012. There were no amounts borrowed under this facility as of September 30, 2011 or December 31, 2010. In January 2011, we borrowed $250 million under this facility and used the proceeds to prepay $250 million of our term loan, and subsequently repaid the borrowed amounts during the first quarter of 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 330 million Euro (translated to approximately $445 million as of September 30, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $387 million of receivables as of September 30, 2011 at an average interest rate of 2.5 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $240 million as of September 30, 2011). We de-recognized $188 million of notes receivable as of September 30, 2011 at an average interest rate of 1.8 percent and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets. The European sovereign debt crisis may impact our future ability to transfer receivables to third parties. We continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables in this region.
Equity
During the first nine months of 2011, we received $22 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $28 million in the first nine months of 2010. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
In May 2011, our Board of Directors and shareholders approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to approximately 145 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units, options to acquire our common stock, stock appreciation rights, performance awards and other stock and non-stock awards. No further grants will be made under our 2003 Long-Term Incentive Plan. In addition, in July 2011, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved approximately 37 million shares remaining under a previous share repurchase program. Any repurchased shares may be used for general corporate purposes. During the third quarter of 2011, we repurchased 30 million shares of our common stock for approximately $192 million, pursuant to our share repurchase authorizations.
Stock-based compensation expense related to our stock ownership plans was $96 million for the first nine months of 2011, and $122 million for the first nine months of 2010. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.
We generally make equity awards on an annual basis during the month of February. Prior to mid-2010, we expensed stock-based awards over the period between grant date and retirement eligibility, or immediately if the employee was retirement-eligible at the date of grant. Therefore, during the first quarter of each year, stock-based compensation expense has historically been significantly higher than other quarters. However, for awards granted after mid-2010, retirement-eligible employees must now provide one year of service after the date of grant in order to retain the award, should they retire. Therefore, for awards granted after mid-2010 to employees who will become retirement-eligible prior to vesting, we expense stock-based awards over the greater of the period between grant date and retirement-eligibility date or one year.
Contractual Obligations and Commitments
Certain of our acquisitions involve the payment of contingent consideration. We recorded additional liabilities related to contingent consideration arrangements of $6 million in the third quarter of 2011 and $305 million in the first nine months of 2011. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. Other than our debt repayments in the first nine months of 2011 and the related impact on interest payments, there have been no other material changes to our contractual obligations and commitments as reported in our 2010 Annual Report filed on Form 10-K.
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
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims and intellectual property infringement, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and/or liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving regulatory, marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have a material adverse effect on our financial position, results of operations and/or liquidity.
Our accrual for legal matters that are probable and estimable was $269 million as of September 30, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the DOJ in order resolve the U.S. government investigation of Guidant Corporation related to product advisories issued in 2005, discussed in our 2010 Annual Report filed on Form 10-K. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and in Note L – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2010 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements

Standards Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position for the three or nine months ended September 30, 2011 and is not expected to have a material impact in subsequent periods.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we included disclosure beginning in our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to the consolidated financial statements included in our 2010 Annual Report filed on Form 10-K for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note H – Supplemental Balance Sheet Information to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a rollforward of our allowance for doubtful accounts during the three and nine months ended September 30, 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We were required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in the first nine months of 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29.
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
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB until further notice. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.
ASC Update No. 2011-08
In September 2011, the FASB issued ASC Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The "more likely than not" threshold is defined as having a likelihood of more than 50 percent. We are required to adopt Update No. 2011-08 for annual and interim goodwill impairment tests after December 15, 2011 and do not believe its adoption will have a significant impact on our future results of operations or financial position.

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

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report.

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

We believe that presenting adjusted net income, adjusted net income per share, and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates in addition to the corresponding GAAP financial measures provides investors greater transparency to the information used by Boston Scientific management for its financial and operational decision-making and allows investors to see Boston Scientific’s results “through the eyes” of management. We further believe that providing this information assists Boston Scientific’s investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and nine months ended September 30, 2011 and 2010, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash net write-downs of the goodwill balance attributable to our U.S. CRM business, as well as certain intangible asset balances. Management removes the impact of these charges from our operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition-related charges (credits) - These adjustments consist of (a) acquisition-related gains on previously held equity interests, (b) contingent consideration expense, (c) a gain on an acquisition-related milestone receipt, (d) due diligence, other fees and exit costs, and (e) an inventory step-up adjustment. The acquisition-related gains on previously held equity interests is a non-recurring benefit associated with acquisitions completed in the first quarter of 2011. Contingent consideration expense is a non-cash charge representing accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. The gain on an acquisition-related milestone resulted from a 2010 receipt related to Guidant Corporation's sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories, and is not indicative of future operating results. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior acquisitions that are not representative of on-going operations. The inventory step-up adjustment is a non-cash charge related to acquired inventory directly attributable to prior acquisitions and is not indicative of our on-going operations, or on-going cost of products sold. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Restructuring and restructuring-related costs - These adjustments represent primarily severance, costs to transfer production lines from one facility to another, and other direct costs associated with our 2011 Restructuring plan, 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan. These expenses are excluded by management in assessing operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Amortization expense - Amortization expense is a non-cash charge and does not impact our liquidity or compliance with the covenants included in our credit facility agreement. Management removes the impact of amortization from our operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric in measuring our ability to generate cash and invest in our growth. Therefore, amortization expense is excluded from management's assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance, particularly in terms of liquidity.

Regional and Divisional Revenue Growth Rates Excluding the Impact of Changes in Foreign Currency Exchange Rates

•
Changes in foreign currency exchange rates - The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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
Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. We have identified forward-looking statements here and elsewhere in this Quarterly Report on Form 10-Q, which are based on certain risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained here and elsewhere in this Quarterly Report on Form 10-Q.
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

•
Our share of the U.S. and worldwide drug-eluting stent markets, procedural volumes, the average number of stents used per procedure, average selling prices, and the penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures) of drug-eluting stent technology in the U.S. and international markets;

•	The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems;

•
Our reliance on Abbott’s manufacturing capabilities and supply chain in the U.S. and Japan, and our ability to align our everolimus-eluting stent system supply from Abbott with customer demand in these regions;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance; and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.
Other Businesses

•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to timely and successfully launch next-generation products and technology features in a timely manner;

•	The results of clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies; and

•	Our ability to attract and retain key members of our sales force and other key personnel.
Litigation and Regulatory Compliance

•	Risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.
International Markets

•	Our dependency on international net sales to achieve growth, in particular, with respect to emerging markets, such as Brazil, China and India;

•	Changes in our international structure and leadership;

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

•
Our ability to retain and attract key employees and avoid business disruption and employee distraction as we execute our POWER strategy, global compliance program, restructuring plans and divestitures of assets or businesses; and

•	Our ability to maintain management focus on core business activities while also concentrating on implementing strategic and restructuring initiatives.
Several important factors, in addition to the specific risk factors discussed in connection with forward-looking statements individually in this Quarterly Report on Form 10-Q could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions;

new product introductions; demographic trends; intellectual property, litigation and government investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.174 billion as of September 30, 2011 and $5.077 billion as of December 31, 2010. We recorded $83 million of other assets and $161 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2011, as compared to $82 million of other assets and $189 million of other liabilities as of December 31, 2010. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $249 million as of September 30, 2011 and $297 million as of December 31, 2010. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $305 million as of September 30, 2011 and by $363 million as of December 31, 2010. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $850 million in the first quarter of 2011 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the third quarter of 2011. We had no interest rate derivative instruments outstanding as of September 30, 2011 and December 31, 2010. As of September 30, 2011, $4.258 billion of our outstanding debt obligations was at fixed interest rates, representing nearly 100 percent of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report filed on Form 10-K, and in "Part II, Item 1A. Risk Factors" in our Quarterly Reports filed on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, which could materially affect our business, financial condition or future results.

If we are unable to attract, retain and focus key personnel, it could have an adverse effect on our business, financial condition and results from operations.

We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess opportunities to improve operational effectiveness and better alignment of expenses with revenues, while preserving our ability to make needed investments in our priority growth initiatives, research and development projects, capital and our people that we believe are essential to our long-term success. In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees, particularly in emerging markets as the trend toward globalization continues. If we are unable to attract key personnel in a timely manner, including key sales and other personnel who have critical industry experience and relationships in the regions in which we operate, including in emerging markets such as Brazil, China and India, it may have an adverse effect on our business and our ability to drive growth, including through execution of our strategic initiatives. Furthermore, some of the key personnel for whom we compete have post-employment arrangements with their current or former employer that may impact our ability to hire them or expose us and them to claims. In addition, if we are unable to retain and focus our existing key personnel it may have an adverse effect on our business, financial condition and results from operations. Moreover, we recently completed a number of changes in our senior management structure, which may lead to inefficiencies and have an adverse effect on our business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
07/01/11 - 07/31/11
08/01/11 - 08/31/11	30,000,000	$6.37	30,000,000	$1,011,694,800
09/01/11 - 09/30/11
Total	30,000,000	$6.37	30,000,000	$1,011,694,800

* On July 28, 2011, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.0 billion of our common stock and re-approved approximately 37 million shares remaining under an existing share repurchase program. The approximate aggregate dollar value of the shares that may yet be purchased under the plans and programs, in the table above, was calculated using a stock price of $5.91 for the 37 million shares authorized under the existing repurchase program, which was the closing price of our common stock on September 30, 2011, as reported on the New York Stock Exchange.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

3.1	Restated By-Laws of Boston Scientific Corporation (Exhibit 3.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).

10.1	Second Amendment to the Boston Scientific Corporation Executive Retirement Plan, effective August 1, 2011 (Exhibit 10.1, Current Report on Form 8-K dated August 1, 2011, File No. 1-11083).#

10.2
Form of Offer Letter dated September 6, 2011 between Michael F. Mahoney and Boston Scientific Corporation, as supplemented September 13, 2011 (Exhibit 10.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.3	Form of Offer Letter dated September 6, 2011 between William H. Kucheman and Boston Scientific Corporation (Exhibit 10.2, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.4	Form of Letter Agreement dated September 16, 2011 between J. Raymond Elliott and Boston Scientific Corporation (Exhibit 10.3, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.5
Form of Amendment No. 5 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 3, 2011 by and among Boston Scientific Funding Corporation; Boston Scientific Corporation; Old Line Funding, LLC; Victory Receivables Corporation; The Bank of Tokyo-Mitsubishi Ltd., New York Branch; Royal Bank of Canada; Liberty Street Funding; and The Bank of Nova Scotia (Exhibit 10.3, Quarterly Report on Form 10-Q dated August 5, 2011, File No. 1-11083).

10.6*	Second Amendment to Sale and Purchase Agreement dated October 28, 2010 between Boston Scientific Corporation and Stryker Corporation, dated July 1, 2011.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2011.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer