Form 10-K
period 2011-12-31
BOSTON SCIENTIFIC CORP
filed 2012-02-17
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2011

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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files). Yes: ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $10.4 billion based on the closing price of the registrant’s common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s common stock as of January 31, 2012 was 1,451,346,240.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
Our net sales have increased substantially since our formation over thirty years ago. Our growth has been fueled in part by strategic acquisitions designed to improve our ability to take advantage of growth opportunities in the medical device industry. On April 21, 2006, we consummated our acquisition of Guidant Corporation. With this acquisition, we became a major provider in the worldwide cardiac rhythm management (CRM) market, enhancing our overall competitive position and further diversifying our product portfolio. This acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapies. This and other strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in the current healthcare environment of cost containment, managed care, large buying groups, government contracting, hospital consolidation, and international expansion and will generally assist us in navigating through the complexities of the global healthcare market, including healthcare reform.
Business Strategy
Our strategy is to lead global markets for less-invasive medical devices by developing and marketing innovative products, services and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate proven economic value. The following are the five elements of our strategic plan:

•	Prepare our People
We believe that our success will be driven by strong leadership, robust communication and the high caliber of our employees. We have strengthened our focus on talent assessment and leadership development, and are committed to developing our people and providing them with opportunities to contribute to the Company’s growth and success. We have defined the specific leadership criteria necessary for our people to allow us to win in our global marketplace. As a demonstration of our commitment to the preparation of our people, we have also developed a Leadership Academy, a set of integrated training and enrichment programs designed to support our goal of developing a culture of leadership at all levels within the organization.

•	Optimize the Company
We plan to adapt our existing business model to allow us to operate in a more efficient manner and allow for enhanced execution, while providing better value to hospitals, better solutions to physicians and better outcomes to patients. We have several restructuring initiatives designed to strengthen and position us for long-term success. We believe these programs will increase our profitability while strengthening our operational effectiveness and enhancing our competitiveness. We are simplifying our manufacturing plant structure by transferring certain production lines among facilities and by closing other facilities. We are relocating select administrative and functional activities; standardizing and automating certain processes and activities; rationalizing organizational reporting structures; and expanding our ability to deliver best-in-class global business services. We are improving both the efficiency and focus of our corporate research and development to strengthen our innovation efforts, and are organizing our clinical organization to take full advantage of the global resources available to conduct more cost-effective clinical studies, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. In addition, we are transforming the way we conduct research and development and are scrutinizing our cost structure, which we expect will enhance our cost efficiency and effectiveness.

•	Win Global Market Share
Through our global presence, we seek to increase net sales and market share, and leverage our relationships with leading physicians and their clinical research programs. We are re-aligning our International regions to be more effective in executing our business strategy and are renewing our focus on selling in order to maximize our opportunities in countries whose economies and healthcare sectors are growing rapidly. We recently created a new Asia-Pacific regional organization under new leadership to further increase our capabilities and strengthen our position in the world's fastest growing region. We also significantly increased sales in China, Brazil and India and continued investments in infrastructure in those countries.

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
We are directing our research and development and business development efforts to products with higher returns and increasing our discipline and metrics to improve returns on our investments. We are actively managing and realigning our business portfolio to optimize operational leverage and accelerate profitable, sustainable revenue growth, while preserving our ability to meet the needs of physicians and their patients. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, priority growth areas. In the first quarter of 2011, we closed several acquisitions targeting several of our priority growth areas, and closed the sale of our Neurovascular business to Stryker Corporation.
We believe that the execution of this strategy will drive innovation, accelerate profitable revenue growth and increase shareholder value.
Products
During 2011, our products were offered for sale by seven core businesses - Interventional Cardiology, CRM, Endoscopy, Peripheral Interventions, Urology/Women’s Health, Neuromodulation, and Electrophysiology. In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation.
During 2011, we derived 33 percent of our sales from our Interventional Cardiology business, 27 percent of our sales from our CRM business, 16 percent of our sales from our Endoscopy business, 10 percent of our sales from our Peripheral Interventions business, six percent of our sales from our Urology/Women’s Health business, four percent of our sales from our Neuromodulation business, and two percent of our sales from our Electrophysiology business. Two percent of our 2011 sales were derived from the Neurovascular business that we sold to Stryker Corporation. We continue to generate sales from the Neurovascular business pursuant to our supply and distribution agreements with Stryker; however, these sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture. The following section describes certain of our product offerings:
Interventional Cardiology
Coronary Stent Systems
Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development, strategic alliances and scientific research of drug-eluting stent systems. We are the only company in the industry to offer a two-drug platform strategy with our paclitaxel-eluting and everolimus-eluting stent system offerings, and we offer a broad range of stent sizes. We currently market our next-generation internally-developed and self-manufactured PROMUS® Element™ stent system in the U.S., our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries, including China and India. We market the PROMUS® everolimus-eluting stent system, supplied to us by Abbott Laboratories, in Japan. We also market our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ paclitaxel-eluting stent system in the U.S., Japan, EMEA and certain Inter-Continental countries. We expect to launch our PROMUS® Element™ stent system in Japan at or before mid-2012.
Coronary Revascularization
We market a broad line of products used to treat patients with atherosclerosis, a principal cause of coronary artery obstructive disease which is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial openings caused by the progressive development of deposits of plaque. Our product offerings include balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA).
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
Structural Heart Therapy

In January 2011, as part of our priority growth initiatives, we completed the acquisition of Sadra Medical, Inc. Sadra is developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. TAVR is one of the fastest growing medical device markets.

In addition, in March 2011, we completed the acquisition of Atritech, Inc. Atritech has developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. We expect to complete enrollment in our U.S. clinical trial by the end of 2012 and expect to receive FDA approval in 2013.
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

A key component of many of our implantable device systems is our remote LATITUDE® Patient Management System, which enables physicians to monitor device performance remotely while patients are in their homes, allowing for more frequent monitoring in order to guide treatment decisions. In the fourth quarter of 2011, we began the U.S. launch of our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™. This product line includes new features designed to improve functionality, diagnostic capability and ease of use, and delivers excellent longevity, which combined with our advantage in size, makes it highly attractive to physicians and patients. Additionally, this next-generation of defibrillators includes models with our 4-SITE lead delivery system which is built off our highly reliable RELIANCE platform. We expect to launch the INGENIO™ family of pacemaker systems in EMEA and in the U.S. during the first half of 2012.

Endoscopy
Gastroenterology
We market a broad range of products to diagnose, treat and ease a variety of digestive diseases, including those affecting the esophagus, stomach, liver, pancreas, duodenum, and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers as well as esophageal, biliary, pancreatic and colonic cancer. We offer the Radial Jaw® 4 Single-Use Biopsy Forceps, which are designed to enable collection of large high-quality tissue specimens without the need to use large channel therapeutic endoscopes. Our exclusive line of RX Biliary System™ devices are designed to provide greater access and control for physicians to diagnose and treat challenging conditions of the bile ducts, such as removing gallstones, opening obstructed bile ducts and obtaining biopsies in suspected tumors. We also market the Spyglass® Direct Visualization System for direct imaging of the pancreatico-biliary system. The Spyglass® System is the first single-operator cholangioscopy device that offers clinicians a direct visualization of the pancreatico-biliary system and includes supporting devices for tissue acquisition, stone management and lithotripsy. Our products also include the WallFlex® family of stents, in particular, the WallFlex® Biliary line and WallFlex® Esophageal line; and in 2011, we launched our Advanix Biliary Plastic Stent System and the Expect Endoscopic Ultrasound Aspiration Needle in the U.S. and certain international markets. In addition, we continue to see increased adoption of our Resolution® Clip Device, an endoscopic mechanical clip designed to treat gastrointestinal bleeding.
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
Peripheral Interventions
We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product offerings include stents, balloon catheters, wires, peripheral embolization devices and vena cava filters. In 2010 and 2011, we launched several of our market-leading products internationally, including the EPIC™ self-expanding nitinol stent system in certain international markets, and the Carotid WALLSTENT® stent system in Japan. We launched three new peripheral angioplasty balloons in 2011, including our next-generation Mustang™ percutaneous transluminal angioplasty (PTA) balloon, our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures and our Charger™ PTA Balloon Catheter, a 0.035” percutaneous transluminal angioplasty balloon catheter designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries. With our Coyote, Mustang and Charger devices, we now offer best-in-class balloons across all size platforms, which has enabled us to regain the number one PTA balloon position in the U.S. In addition, we expect to receive FDA approval of the EPIC™ self-expanding nitinol stent system during 2012, which will allow us to offer a complete line of advanced iliac solutions in the U.S.
In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which add to our PI portfolio a re-entry catheter and intraluminal chronic total occlusion (CTO) crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We have commenced a limited market release of our OFFROAD™ re-entry catheter system in certain international markets, and in February 2012, we launched our TRUEPATH™ intraluminal CTO device in the U.S. We expect to launch our TRUEPATH™ device in EMEA during the first half of 2012, and to expand the launch of our OFFROAD™ system in our international markets throughout 2012. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
We also sell products designed to treat patients with non-vascular disease (disease that appears outside the blood system). Our non-vascular suite of products include biliary stents, drainage catheters and micro-puncture sets designed to treat, diagnose and ease various forms of benign and malignant tumors. We continue to market our extensive line of Interventional Oncology product solutions, including the recently launched Renegade® HI-FLO™ Fathom® microcatheter and guidewire system and Interlock™ - 35 Fibered IDC™ Occlusion System for peripheral embolization.
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
Urology/Women’s Health
Our Urology/Women’s Health division develops, manufactures and sells devices to treat various urological and gynecological disorders. We sell a variety of products designed to treat patients with urinary stone disease, stress urinary incontinence, pelvic organ prolapse and excessive uterine bleeding. We offer a full line of stone management products, including ureteral stents, wires, lithotripsy devices, stone retrieval devices, sheaths, balloons and catheters.
We continue to expand our focus on Women’s Health. We market a range of devices for the treatment of conditions such as female urinary incontinence, pelvic floor reconstruction (rebuilding of the anatomy to its original state), and menorrhagia (excessive menstrual bleeding). We offer a full breadth of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, and suturing devices. We market our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. This system delivers pain management by applying an electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a programming system. In 2011, we launched our Clik™ Anchor for our Precision® Plus™ SCS System, the world's first rechargeable SCS device for chronic pain management. In the fourth quarter of 2011, we received FDA approval for and launched the Infinion™ 16 Percutaneous Lead, the world's first and only 16-contact percutaneous lead. We also market the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems, which are designed to provide physicians more treatment options for their chronic pain patients. These leads provide the broadest range of percutaneous lead configurations in the industry. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely.  We are looking to strengthen the clinical evidence with spinal cord stimulation and are committed to studies designed to demonstrate cost effectiveness or demonstrate the value of proprietary features in our SCS system.  We expect to complete our VANTAGE Study, a European clinical trial for the treatment of Parkinson's Disease using our Vercise™ Deep Brain Stimulation (DBS) System, in 2013.  We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.  In addition, in January 2011, we completed the acquisition of Intelect Medical, Inc., a development-stage company developing advanced visualization and programming for the Vercise™ system. We believe this acquisition leverages the core architecture of our Vercise™ platform and will advance our technology in the field of deep-brain stimulation.
Electrophysiology
Within our Electrophysiology business, we develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Included in our product offerings are radio frequency (RF) generators, steerable RF ablation catheters, intracardiac ultrasound catheters, diagnostic catheters, delivery sheaths, and other accessories. Our leading products include the Blazer® and Blazer Prime® line of temperature ablation catheters, designed to deliver enhanced performance, responsiveness, and durability. Our cooled ablation portfolio includes the only closed-loop irrigated catheter on the market, the Chilli II® cooled ablation catheter, and the newly launched Blazer™ Open-Irrigated ablation catheter with a unique Total Tip Cooling™ Design.
Innovation
Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. Since 1995, we have undertaken strategic acquisitions to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical device industry. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, priority growth areas. We have closed several acquisitions targeting several of these areas. In 2010, we completed the acquisition of Asthmatx, Inc., and in 2011, we completed the acquisitions of Sadra Medical, Inc., Intelect Medical, Inc., and Atritech, Inc., each discussed above. There can be no assurance that technologies developed internally or acquired through acquisitions and alliances will achieve technological feasibility, obtain regulatory approvals or gain market acceptance, and any delay in the development or approval of these technologies may adversely impact our future growth.
Research and Development
Our investment in research and development is critical to driving our future growth. We expended $895 million on research and development in 2011, $939 million in 2010 and $1.035 billion in 2009, representing approximately 12 to 13 percent of our net sales each year. Our investment in research and development reflects:

•	regulatory compliance, clinical science, and internal research and development programs, as well as other programs obtained through our strategic acquisitions and alliances; and

•	sustaining engineering efforts which incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.
We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter new markets. We are transforming the way we conduct research and development and are scrutinizing our cost structure, which we expect will enhance our cost efficiency and effectiveness. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable and clinically relevant new products and technologies, and focus on bringing them to market in a timely and cost-effective manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We believe our future success will depend upon the strength of these development efforts.
Marketing and Sales
During 2011, we marketed our products to over 13,000 hospitals, clinics, outpatient facilities and medical offices in nearly 98 countries worldwide. The majority of our net sales are derived from countries in which we have direct sales organizations. We also have a network of distributors and dealers who offer our products in certain countries and markets, which accounts for our remaining sales. We expect to continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. We are not dependent on any single institution and no single institution accounted for more than ten percent of our net sales in 2011 or 2010; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales. We have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our business groups maintains dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with physicians. We believe that we have positive working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients.
International Operations
International net sales accounted for approximately 50 percent of our net sales in 2011. Net sales and operating income attributable to our 2011 geographic regions are presented in Note O – Segment Reporting to our 2011 consolidated financial statements included in Item 8 of this Annual Report, incorporated by reference herein. Our international structure operates through three international business units: EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas reporting units. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. We are investing in infrastructure in emerging markets such as China and India in order to introduce new products and strengthen our sales capabilities in these countries. A discussion of the risks associated with our international operations is included in Item 1A of this Annual Report.
As of December 31, 2011, we had six international manufacturing facilities, including three in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 53 percent of our products sold worldwide during 2011 were manufactured at these facilities. Additionally, we maintain international research and development capabilities in Ireland, as well as physician training centers in France and Japan.
Manufacturing and Raw Materials
We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. By shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on the development and commercial launch of new products and the enhancement of existing products. We are implementing new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs, and have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we continue to focus on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness, including our Plant Network Optimization program.
Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. We consistently monitor our inventory levels, manufacturing and distribution capabilities, and maintain recovery plans to address potential disruptions that we may encounter. However, significant interruptions in our manufacture of products for an extended duration may result in loss of market share, which could adversely affect our results of operations and financial condition.
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
Certain products are manufactured for us by third parties. We are currently reliant on Abbott Laboratories for our supply of everolimus-eluting stent systems in Japan. Our supply agreement with Abbott for everolimus-eluting stent systems extends through June 30, 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott, coupled with our current launch plans for our internally-developed and self-manufactured next-generation PROMUS® Element™ everolimus-eluting stent system in Japan, currently expected at or before mid-2012, will be sufficient to meet our customer demand. However, any changes in anticipated timing of regulatory approval or launch of our PROMUS® Element™ stent system in Japan could result in an inability to meet our customer demand for everolimus-eluting stent systems. We received FDA approval and launched our next-generation internally-developed and self-manufactured PROMUS® Element™ Plus stent system in the U.S. in the fourth quarter of 2011, as discussed in Item 7 of this Annual Report.
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

In addition, we maintain an on-going initiative to seek ISO14001 certification at our plants around the world. ISO14001 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. We engage in continuous environmental performance improvement efforts, and at present, 11 of our 15 manufacturing and distribution facilities have attained ISO14001 certification. We are committed to achieving ISO14001 certification at all of our major manufacturing facilities and Tier I distribution centers worldwide.
Competition
We encounter significant competition across our product lines and in each market in which we sell our products from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories; Medtronic, Inc.; St. Jude Medical, Inc.; and Johnson & Johnson (including its subsidiary, Cordis Corporation) as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
We believe that our products compete primarily on their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, as well as clinical outcomes, ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. We recognize that our continued competitive success will depend upon our ability to offer products with differentiated clinical outcomes; create or acquire innovative, scientifically advanced technology; apply our technology cost-effectively and with superior quality across product lines and markets; develop or acquire proprietary products; attract and retain skilled personnel; obtain patent or other protection for our products; obtain required regulatory and reimbursement approvals; continually enhance our quality systems; manufacture and successfully market our products either directly or through outside parties; and supply sufficient inventory to meet customer demand.
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
In the U.S., approval to distribute a new device generally can be met in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA), i.e., the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue a decision finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that are not significant can generally be made without additional 510(k) Submissions. Changes that could significantly affect the safety or effectiveness of the device, such as significant changes in designs or materials, may require a new 510(k) with data to support that the modified device remains substantially equivalent. In 2011, the FDA released numerous draft proposals on the 510(k) process. Several of the FDA’s proposals could increase the regulatory burden on our industry, including those that could increase the frequency of 510(k) submissions, as well as their complexity and cost, and therefore could delay time to market for certain high-risk Class II medical devices.
The second process requires the submission of a PMA application to the FDA to demonstrate that the device is safe and effective for its intended use. This approval process applies to most Class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, we must comply with the applicable IDE regulations in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review our PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

The third process requires that an application for a Humanitarian Device Exemption (HDE) be made to the FDA for the use of a Humanitarian Use Device (HUD). An HUD is intended to benefit patients by treating or diagnosing a disease or condition that affects, or is manifested in, fewer than 4,000 individuals in the U.S. per year. The application submitted to the FDA for an HDE is similar in both form and content to a PMA application, but is exempt from the effectiveness requirements of a PMA. This approval process demonstrates that there is no comparable device available to treat or diagnose the condition, the device will not expose patients to unreasonable or significant risk, and the benefits to health from use outweigh the risks. The HUD provision of the regulation provides an incentive for the development of devices for use in the treatment or diagnosis of diseases affecting smaller patient populations.
The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.
In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark applied following approval from an independent notified body or declaration of conformity, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We are also required to comply with foreign regulations in each country where we commercialized products, such as the requirement that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) before we can launch new products in Japan.
Our global regulatory environment is becoming increasingly unpredictable which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local data in addition to global data. We expect this global regulatory environment will continue to evolve which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future.
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
Government Affairs
We maintain a global Government Affairs presence, headquartered in Washington D.C., to actively monitor and advocate on a myriad of legislation and policies impacting us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and Administration office, state legislatures and regulatory agencies, and governments overseas on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, while also advancing our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office also manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general.
Healthcare Reform
Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs (including price regulation); competitive pricing; coverage and payment policies; comparative effectiveness of therapies; technology assessments; and health care delivery structure reforms, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payers, and other stakeholders may be significant. In addition, uncertainty remains regarding the continued implementation of the Affordable Care Act (ACA) and impact to our business.
Further, the federal government, as part of the ACA, and certain state governments have enacted laws aimed at increasing transparency in relationships between medical device, biologics and pharmaceutical companies and healthcare professionals (HCPs). As a result, we are required by law to report many types of payments made and items of value provided to HCPs licensed by certain states. We also expect to be required to make similar reports at the federal level starting in 2013. We have devoted substantial time and financial resources in order to develop and implement enhanced structure, policies, systems and processes in order to comply with these U.S. federal and state legal and regulatory requirements. In addition, certain foreign jurisdictions are currently acting to implement similar laws. Failure to adhere to our policies, comply with required laws or implement adequate policies and practices to address changes to legal and regulatory requirements could have a negative impact on our results of operations.
Third-Party Coverage and Reimbursement
Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. We expect that pricing of medical devices will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations (ACOs) begin to take shape. In addition, patients and clinicians are becoming more informed on the risks and benefits of alternative treatments as comparative effectiveness research findings are beginning to be disseminated. Therefore, we believe that compelling clinical and economic data will become increasingly important to demonstrate efficacy and justify the economic benefits of technology purchases.
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
Proprietary Rights and Patent Litigation
We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2011, we held more than 15,000 patents, and had approximately 8,500 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license, except for those relating to our drug-eluting coronary stent systems, is material in relation to our business as a whole.
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
We are substantially self-insured with respect to intellectual property infringement claims, among other types of claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Item 3 and Note K – Commitments and Contingencies to our 2011 consolidated financial statements included in Item 8 of this Annual Report for a discussion of intellectual property and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note K, which, individually or in the aggregate, could have a material effect on our financial condition, results of operations or liquidity.
Risk Management

We have an Enterprise Risk Management (ERM) program in which we provide coordinated oversight, control and continuous improvement of processes and tools used to identify and manage business risk. On an annual basis, we reassess our risks based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) ERM framework in the areas of strategic risk, financial risk, external risk, operational risk and compliance risk with the goal of achieving our business strategies and objectives. This assessment, which engages key individuals from our Board of Directors and management, provides increased visibility into the risks we face, highlights risk interdependencies, and seeks to improve overall risk management effectiveness.

Current Economic Climate
Our results of operations could be substantially affected by global economic factors and local operating and economic conditions. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. We cannot predict to what extent global economic conditions, including the increased focus on healthcare systems and costs in the U.S. and abroad may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third-party payors.
Employees
As of December 31, 2011, we had approximately 24,000 employees, including approximately 12,000 in operations; 6,000 in selling, marketing and distribution; 4,000 in clinical, regulatory and research and development; and 2,000 in administration. Of these employees, we employed approximately 10,000 outside the U.S., approximately 6,000 of whom are in the manufacturing operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success.
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
A prominent example of our ongoing commitment to patients is our Close the Gap program, which addresses disparities in cardiovascular (CV) care for the underserved patient populations of women, black Americans, and Latino Americans. Close the Gap increases awareness of cardiovascular risk factors, teaches healthcare providers about cultural beliefs and barriers to treatment, and advocates for measures that help ensure all patients receive the cardiovascular care they need. By sponsoring programs to help educate healthcare professionals on disparities in CV care and by working via partnerships in the community, these messages reached over one million people.
Through the Boston Scientific Foundation, established in 2001, we fund non-profit organizations in our local communities. Our community grants focus on increasing access to quality healthcare and improving educational opportunities, particularly with regards to science, technology, engineering and math (STEM). Additionally, Boston Scientific has committed to contributing $15 million to our Close the Gap program and STEM education through 2013.
Seasonality
Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have historically been lighter in the third quarter of the year, as compared to other quarters. This reflects, among other factors, lower demand during summer months in the northern hemisphere, particularly in European countries.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (SEC). Printed copies of these posted materials are also available free of charge to shareholders who request them in writing from Investor Relations, One Boston Scientific Place, Natick, MA 01760-1537. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and growth strategy, including our priority growth initiatives; integration of acquired businesses and technologies; our ability to successfully separate our Neurovascular business; the timing and impact of our restructuring initiatives, expected costs and cost savings; our intention not to pay dividends; use of our cash flow; investments in our business; goodwill impairment analysis and charges; changes in the market and our market share; product performance; product development and iterations; the strength of our technologies and pipeline; timing of regulatory approvals; our regulatory and quality compliance; expected research and development efforts and the reallocation of research and development expenditures; new and existing product launches; our sales and marketing strategy and our investments in our sales organization; reimbursement practices; our emerging markets strategy and investments; our initiatives regarding plant certifications and reductions; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand for our products; the effect of new accounting pronouncements on our financial results; competitive pressures; the impact of healthcare reform legislation and the new medical devise excise tax; the effect of proposed tax laws; the outcome of matters before taxing authorities; our tax position; intellectual property, governmental proceedings and litigation matters; adequacy of our reserves; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our term loan and revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.
Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. The forward-looking statements here and elsewhere in this Annual Report are based on certain risks and uncertainties, including the risk factors described in Item 1A of this Annual Report. Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below and elsewhere in this Annual Report, including in Item 1A.

CRM Business

•	Our estimates for the U.S. and worldwide CRM markets, as well as our ability to increase CRM net sales and recapture market share;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors' CRM products and technologies, including our next-generation INCEPTA™, ENERGEN™ and PUNCTUA™ defibrillators in additional geographies and our LATITUDE® Patient Management System;

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

•	Our ability to avoid disruption in the supply of certain components, materials or products; or to quickly secure additional or replacement components, materials or products on a timely basis; and

•	Our ability to retain and attract key members of our CRM sales force and other key CRM personnel.

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

•	The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems, including our PROMUS® Element™ stent systems;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance; and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.

Other Businesses

•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to successfully launch next-generation products and technology features in a timely manner;

•	The results of clinical trials undertaken by us, our competitors or other third parties; and

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies.

Litigation and Regulatory Compliance

•	Risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

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

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•	Our ability to develop and launch next-generation products and technologies successfully across all of our businesses;

•	Our ability to fund with cash or common stock acquisitions or alliances, or to fund contingent payments associated with these acquisitions or alliances;

•	Our ability to achieve benefits from our focus on internal research and development and external alliances and acquisitions as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives, as well as competitive interest in the same or similar technologies;

•	Our ability to integrate and realize anticipated benefits of the strategic acquisitions we have consummated or may consummate in the future;

•
Our ability to prioritize our internal research and development project portfolio and our external investment portfolio to identify profitable revenue growth opportunities and keep expenses in line with expected revenue levels, or our decision to sell, discontinue, write down or reduce the funding of any of these projects;

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.

International Markets

•	Our dependency on international net sales to achieve growth;

•	Changes in our international structure and leadership, including our newly created Asia-Pacific regional organization;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as changes in reimbursement practices and policies;

•	Our ability to maintain or expand our worldwide market positions through investments in emerging markets;

•	Our ability to execute and realize anticipated benefits from our investments in emerging markets, including our plan to build a manufacturing facility in China to serve local market needs;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins; and

•	Risks and uncertainties related to political and economic conditions in international markets, including emerging markets.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, litigation settlements and strategic investments and acquisitions, as well as to effectively manage our debt levels and covenant compliance;

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to resolve open tax matters favorably and realize substantially all of our deferred tax assets and the impact of changes in tax laws; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.

•	The impact of the European sovereign debt crisis on our ability to collect outstanding and future receivables and/or transfer receivables to third parties.

Strategic Initiatives

•
Our ability to implement, fund, and achieve timely and sustainable restructuring, efficiency and cost improvement measures consistent with our expectations, including our 2011 Restructuring plan and Plant Network Optimization program;

•	Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, as we diversify our product portfolio and focus on emerging markets;

•
Risks associated with significant changes made or to be made to our organizational structure, including as a result of the realignment of our international structure, pursuant to our 2011 Restructuring plan and Plant Network Optimization program, or to the membership and responsibilities of our executive committee or Board of Directors;

•
Our ability to direct our research and development efforts to conduct more cost-effective clinical studies, accelerate the time to bring new products to market, and develop products with higher returns, including under Project Transformation;

•	The successful separation of divested businesses, including the performance of related supply, manufacturing and transition services;

•
Our ability to retain and attract key employees and avoid business disruption and employee distraction as we execute our global compliance program, restructuring plans and divestitures of assets or businesses; and

•	Our ability to maintain management focus on core business activities while also concentrating on implementing strategic and restructuring initiatives.

Several important factors, in addition to the specific risk factors discussed in connection with forward-looking statements individually and the risk factors described in Item 1A under the heading “Risk Factors,” could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements and affect our future results and growth rates. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; litigation and government investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report.

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
We have experienced pricing pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, economic pressures experienced by our customers, and the impact of managed care organizations and other third-party payors. Competitive pricing pressures, including aggressive pricing offered by market entrants, have particularly affected our drug-eluting coronary stent system offerings. We estimate that the average selling price of our drug-eluting stent systems in the U.S. decreased seven percent in 2011 as compared to the prior year. Continued declines in average selling prices of our products due to pricing pressures may have an adverse impact on our results of operations.
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
Net sales from drug-eluting coronary stent systems represented approximately 20 percent of our consolidated net sales during 2011. In 2011, lower average selling prices driven by competitive and other pricing pressures resulted in a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of the market. There can be no assurance that these and other factors will not further impact our share of the U.S. or worldwide drug-eluting stent markets, that we will regain or gain share of the U.S. or worldwide drug-eluting stent markets, or that the size of the U.S. drug-eluting stent market will reach previous levels or will not decline further, all of which could materially adversely affect our results of operations or financial condition. In addition, we expect to launch our internally-developed and manufactured next-generation everolimus-eluting stent system, the PROMUS® Element™ platinum chromium coronary stent system, in Japan at or before mid-2012. A delay in the timing of the launch of next-generation products, the overall performance of, and continued physician confidence in, those products may result in a further decline in our market share and have an adverse impact on our results of operations.
Net sales from our CRM group represented approximately 27 percent of our consolidated net sales in 2011. Worldwide CRM market growth rates, including the U.S. ICD market, remain low. Further, physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and the U.S. Department of Justice investigation into ICD implants have had, and may continue to have, a negative impact on the size of the CRM market. Our U.S. ICD sales represented approximately 45 percent of our worldwide CRM net sales in 2011, and any changes in this market could have a material adverse effect on our financial condition or results of operations. We have suffered, and may continue to suffer, loss of net sales and market share in the U.S. due to the ship hold and removal of field inventory of all of our ICDs and CRT-Ds offered in the U.S., which we announced on March 15, 2010. There can be no assurance that the size of the CRM market will increase above existing levels or that we will be able to increase CRM market share or increase net sales in a timely manner, if at all. Decreases in market size or our share of the CRM market and decreases in net sales from our CRM products could have a significant impact on our financial condition or results of operations. In addition, our inability to increase our worldwide CRM net sales could result in future goodwill and other intangible asset impairment charges. We expect to launch our next-generation INGENIO family of pacemaker systems in our Europe/Middle East/Africa (EMEA) region and in the U.S. during the first half of 2012. Variability in the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, or may result in a loss of market share and adversely impact our results of operations.
Consolidation in the healthcare industry could lead to increased demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This consolidation has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. While our strategic initiatives include measures to address these trends, there can be no assurance that these measures will succeed. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may continue to exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories; Medtronic, Inc.; St. Jude Medical, Inc.; Johnson & Johnson (including its subsidiary, Cordis Corporation); as well as a wide range of companies that sell a single or a limited number of competitive products or which participate in only a specific market segment. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
Additionally, the medical device markets in which we primarily participate are characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.
Because we derive a significant amount of our net sales from international operations and a significant percentage of our future growth is expected to come from international operations, including from emerging markets, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.
Sales outside the U.S. accounted for approximately 50 percent of our net sales in 2011. Additionally, a significant percentage of our future growth is expected to come from international operations, including from our increased sales presence and other investments in emerging markets such as Brazil, China and India. We have recently realigned our international structure, including the creation of a new Asia-Pacific regional organization, and are devoting resources to focus on increasing net sales in emerging markets. However, sales practices in certain international markets may be inconsistent with our desired business practices and U.S. legal requirements, which may impact our ability to expand as planned. In addition, we continue to invest in infrastructure in Brazil, China and India, including a $150 million investment in China over a five year period through which we expect to build a local manufacturing facility focused on serving Chinese market needs, develop a world class training center for healthcare providers and invest in local research and development and clinical studies. However, risks and uncertainties related to political and economic conditions in these regions, traditional business practices, foreign currency fluctuations, interest rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development complications and intellectual property protection may adversely impact our ability to implement our business strategy in these markets and, as a result, our sales growth and operating profits from our international operations may be adversely affected.
Further, international markets are increasingly being affected by economic pressure to contain reimbursement levels and healthcare costs; and certain international markets may also be impacted by foreign government efforts to understand healthcare practices and pricing in other countries, which could result in increased pricing transparency across geographies and pressure to harmonize reimbursement and ultimately reduce the selling prices of our products. Further, certain foreign governments allow favorable reimbursements for locally-manufactured products, which may put us at a competitive disadvantage and negatively affect our market share, including in China if we are unable to executive our business strategy in that market or do so in a timely manner.
Most international jurisdictions have regulatory approval and periodic renewal requirements for medical devices, and several countries that previously did not have regulatory requirements for medical devices have adopted such requirements; we must comply with these requirements in order to market our products in these jurisdictions. In addition, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause us and other medical device manufacturers to experience more uncertainty, delay, risk and expense. We expect the international regulatory environment will continue to evolve, which could impact our ability to obtain approvals for our products in those jurisdictions, which may have a material impact on our business.

Further, any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.
If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or experience a disruption in our cash flows it could have an adverse effect on our cost of borrowing, financial condition or results of operations.
As part of our strategy to increase operational leverage and continue to strengthen our financial flexibility, we reduced our total debt to $4.261 billion as of December 31, 2011 from our total debt of $5.438 billion as of December 31, 2010, which debt was in large part attributable to our 2006 acquisition of Guidant Corporation. In 2011, Standard & Poor's continued our credit rating as investment grade with a stable outlook, Fitch Ratings upgraded our corporate credit rating to investment grade at BBB- with a stable outlook; and in February 2012, Moody's Investors Service upgraded our corporate credit rating to investment grade at Baa3 with a stable outlook. We believe these rating improvements reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals. Our inability to maintain investment grade credit ratings at the three ratings agencies could increase our cost of borrowing funds in the future. Delays in our product development and new product launches, disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our term loan and revolving credit facility agreement contains financial covenants that require us to maintain specified financial ratios. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, and we could be required to repay any borrowings under this facility on demand.
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
As part of our strategy to realign our business portfolio, we completed several acquisitions in 2010 and 2011 in our priority growth areas and may pursue additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management's time. Factors that will affect the success of our acquisitions include the strength of the acquired companies' underlying technology and ability to execute, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of the combined acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so and if our acquisitions are not successful, we may record related asset impairment charges in the future.
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
Our inability to effectively manage the separation activities and events with respect to the divestiture of our Neurovascular business could adversely affect our business, financial condition and operating results.
As part of our strategy to realign our business portfolio, in January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. The divestiture of this business may involve a number of risks, including the diversion of management and employee attention and significant costs and expenses, particularly unexpected costs and delays occurring during the period of separation, including with respect to the transfer of certain manufacturing facilities, which we now expect to occur during 2013. In addition, we will provide post-closing services through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective through the end of 2012, subject to extension, and could involve the expenditure of significant employee resources, among other resources, and under which we will be reliant on third parties for the provision of services. Our inability to effectively manage the separation activities and events could adversely affect our business, financial condition and results of operations.
Current domestic and international economic conditions could adversely affect our results of operations.
The continued global financial crisis, including the European sovereign debt crisis, caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. For example, our net sales have been adversely impacted by reductions in procedural volumes due to unemployment levels and other economic factors, and these reductions may continue. Further, we have experienced significant delays in the collectability of receivables in Southern European countries and there can be no assurance that these payments will ultimately be collected. Additionally, the European sovereign debt crisis may impact our future ability to transfer receivables to third parties in certain Southern European countries as those third parties look to reduce their exposure to sovereign debt, which could result in terminations of, or changes to the costs or credit limits of our existing factoring programs which in turn could have a negative impact on our cash flow. Conditions in the financial markets and other factors beyond our control may also adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown and European sovereign debt crisis may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors. In addition, current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.
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
The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the U.S., this healthcare reform legislation will materially impact us. Certain provisions of the legislation will not be effective for a number of years, there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. U.S. net sales represented 53 percent of our worldwide net sales in 2011 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
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

Countries around the world have adopted more stringent regulatory requirements than in the past, which have added or are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.
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
In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. We expect to launch our internally-manufactured next-generation everolimus-eluting stent system, the PROMUS® Element™ platinum chromium coronary stent, in Japan at or before mid-2012, subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies. If we are unable to develop and launch these and other products as anticipated, our ability to maintain or expand our market position in the drug-eluting stent and CRM markets may be materially adversely impacted. Further, we are continuing to investigate, and have completed several acquisitions involving, opportunities to further expand our presence in, and diversify into priority growth areas. Expanding our focus beyond our current businesses is expensive and time-consuming. Further, there can be no assurance that we will be able to access these technologies on terms favorable to us, or that these technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.
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
The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), and the Department of Defense. These investigations relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices. We are cooperating with these investigations and are responding to these requests. We cannot predict when the investigations will be resolved, the outcome of these investigations or their impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and criminal proceedings; substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to existing CIAs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. For example, in 2009, we entered into a civil settlement with the DOJ regarding the DOJ's investigation relating to certain post-market surveys conducted by Guidant Corporation before we acquired Guidant in 2006. As part of the settlement, we entered into a CIA with the Office of Inspector General for HHS. The CIA requires enhancements to certain compliance procedures related to financial arrangements with healthcare providers. The obligations imposed upon us by the CIA and cooperation with ongoing investigations will involve employee resources costs and diversion of employee focus. Cooperation typically also involves document production costs. We may incur greater future costs to fulfill the obligations imposed upon us by the CIA. Further, the CIA, and if any of the ongoing investigations continue over a long period of time, could further divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.
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
Further, recent Supreme Court case law has clarified that the FDA's authority over medical devices preempts state tort laws, but legislation has been introduced at the Federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level. We anticipate that the government will continue to scrutinize our industry closely and that we will be subject to more rigorous regulation by governmental authorities in the future.
Changes in tax laws, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.
We are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. We are subject to on-going tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures, including potential tax audit adjustments related to transfer pricing methodology disputes. We have received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for the 2001-April 2006 tax years and Boston Scientific Corporation for the 2006-2007 tax years. We have petitioned the Tax Court contesting these adjustments. There can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these audits could have a material impact on our results of operations or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could have a significant adverse impact on our future results of operations.
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
In addition, the laws of certain countries in which we market, and plan on manufacturing in the near future, some of our products do not protect our intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, financial condition or results of operations.
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2011 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.
Pending and future product liability claims and other litigation, including private securities litigation, shareholder derivative suits and contract litigation, may adversely affect our business, reputation and ability to attract and retain customers.
The design, manufacture and marketing of medical devices of the types that we produce entail an inherent risk of product liability claims. Many of the medical devices that we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including physician technique and experience in performing the surgical procedure, component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products.
Product liability claims may be brought by individuals or by groups seeking to represent a class. We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2011 consolidated financial statements included in Item 8 of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity.
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
We purchase many of the materials and components used in manufacturing our products, some of which are custom made from third-party vendors. Certain supplies are purchased from single-sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In the event of a disruption in supply, we may not be able to establish additional or replacement suppliers for certain components, materials or products in a timely manner largely due to the complex nature of our and many of our suppliers' manufacturing processes. In addition, our products require sterilization prior to sale and we rely on a mix of internal resources and third-party vendors to perform this service. Production issues, including capacity constraint; the inability to sterilize our products; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our results of operations and financial condition.
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

We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess opportunities to improve operational effectiveness and better align expenses with revenues, while preserving our ability to make needed investments in our priority growth initiatives, research and development projects, capital and our people that we believe are essential to our long-term success. In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees, particularly in emerging markets as the trend toward globalization continues. If we are unable to attract key personnel in a timely manner, including key sales and other personnel who have critical industry experience and relationships in the regions in which we operate, including in emerging markets such as Brazil, China and India, it may have an adverse effect on our business and our ability to drive growth, including through execution of our strategic initiatives. Furthermore, some of the key personnel for whom we compete have post-employment arrangements with their current or former employer that may impact our ability to hire them or expose us and them to claims. In addition, if we are unable to retain and focus our existing key personnel it may have an adverse effect on our business, financial condition and results from operations. Moreover, we recently completed a number of changes in our senior management structure, which may lead to inefficiencies and have an adverse effect on our business and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES
Our world headquarters are located in Natick, Massachusetts, with additional support provided from regional headquarters located in Tokyo, Japan and Paris, France. As of December 31, 2011, our principal manufacturing and technology centers were located in Minnesota, California, and Indiana within the U.S; as well as internationally in Ireland, Costa Rica and Puerto Rico. Our products are distributed worldwide from customer fulfillment centers in Massachusetts, The Netherlands and Japan. As of December 31, 2011, we maintained 13 manufacturing facilities, including seven in the U.S., three in Ireland, two in Costa Rica, and one in Puerto Rico, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2011 (in approximate square feet):

	Owned	Leased	Total
U.S.	5,499,000	1,326,000	6,825,000
International	1,513,000	1,043,000	2,556,000
	7,012,000	2,369,000	9,381,000

In connection with our Plant Network Optimization program, described in Items 7 and 8 of this Annual Report, we intend to close one of our manufacturing plants in the U.S. during 2012, representing a total of approximately 350,000 owned square feet. We regularly evaluate the condition and capacity of our facilities to ensure they are suitable for the development, manufacturing, and marketing of our products, and provide adequate capacity for current and expected future needs.

ITEM 3. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our 2011 consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BSX.” The following table provides the market range for the closing price of our common stock for each of the last eight quarters based on reported sales prices on the NYSE.

2011	High	Low
First Quarter	$7.78	$6.85
Second Quarter	7.79	6.57
Third Quarter	7.28	5.62
Fourth Quarter	5.90	5.09

2010
First Quarter	$9.62	$6.80
Second Quarter	7.35	5.44
Third Quarter	6.59	5.13
Fourth Quarter	7.85	5.97
Holders
The closing price of our common stock on February 9, 2012 was $5.95. As of February 9, 2012, there were 16,830 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2011 or 2010. We currently do not intend to pay dividends, and intend to retain all of our earnings to invest in the continued growth of our business and return value to shareholders by buying back shares of our common stock pursuant to our share repurchase authorizations. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.
Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
During 2011, we used $492 million of cash generated from operations to repurchase approximately 82 million shares of our common stock pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2011 consolidated financial statements contained in Item 8 of this Annual Report. We did not repurchase any of our common stock in 2010.

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
10/01/11 - 10/31/11	19,528,384	$5.72	19,528,384
11/01/11 - 11/30/11	32,422,332	$5.78	32,422,332
12/01/11 - 12/31/11
Total	51,950,716	$5.76	51,950,716	$705,673,865

* On July 28, 2011, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.0 billion of our common stock and re-approved approximately 37 million shares remaining under an existing share repurchase program. The approximate aggregate dollar value of the shares that may yet be purchased under the plans and programs, in the table above, was calculated using a stock price of $5.34 for the 37 million shares authorized under the existing repurchase program, which was the closing price of our common stock on December 31, 2011, as reported on the New York Stock Exchange.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2006, and that all dividends were reinvested.

ITEM 6.     SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2011	2010	2009	2008	2007
Net sales	$7,622	$7,806	$8,188	$8,050	$8,357
Gross profit	4,963	5,207	5,612	5,581	6,015
Total operating expenses	4,059	5,863	6,506	7,086	6,029
Operating income (loss)	904	(656)	(894)	(1,505)	(14)
Income (loss) before income taxes	642	(1,063)	(1,308)	(2,031)	(569)
Net income (loss)	441	(1,065)	(1,025)	(2,036)	(495)
Net income (loss) per common share:
Basic	$0.29	$(0.70)	$(0.68)	$(1.36)	$(0.33)
Assuming dilution	$0.29	$(0.70)	$(0.68)	$(1.36)	$(0.33)
Balance Sheet Data

As of December 31,	2011	2010	2009	2008	2007
Cash, cash equivalents and marketable securities	$267	$213	$864	$1,641	$1,452
Working capital (1)	1,298	1,006	1,577	2,219	2,691
Total assets	21,290	22,128	25,177	27,139	31,197
Borrowings (long-term and short-term)	4,261	5,438	5,918	6,745	8,189
Stockholders’ equity	11,353	11,296	12,301	13,174	15,097
Book value per common share	$7.84	$7.43	$8.14	$8.77	$10.12

(1)
In 2010, we reclassified certain assets to the ‘assets held for sale’ caption in our consolidated balance sheets. These assets are labeled as ‘current’ in our 2010 consolidated balance sheet to give effect to the short term nature of those assets that were divested in the first quarter of 2011 in connection with the sale of our Neurovascular business and other assets that were expected to be sold in 2011. We reclassified 2009 balances for comparative purposes in the working capital metric above. We have not restated working capital for these items in years prior to 2009. As of December 31, 2011, we do not have any remaining assets held for sale.

See also Note C - Divestitures and Assets Held for Sale to our 2011 consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report.
Executive Summary
Financial Highlights and Trends
In 2011, we generated net sales of $7.622 billion, as compared to $7.806 billion in 2010, a decrease of $184 million, or two percent. Our sales declined approximately $200 million as a result of the sale of our Neurovascular business in January 2011; offsetting this decline was the favorable impact of foreign currency fluctuations, which contributed $204 million to our net sales in 2011, as compared to 2010. Excluding the impact of foreign currency and sales from divested businesses, our net sales decreased $182 million, or two percent, as compared to the prior year. This decrease was due primarily to constant currency declines in net sales from our Interventional Cardiology division of $180 million and constant currency declines in net sales from our Cardiac Rhythm Management (CRM) business of $144 million. These decreases were partially offset by constant currency increases in net sales from our Endoscopy business of $69 million, net sales from our Peripheral Interventions business of $36 million, and net sales from our Neuromodulation business of $31 million, as compared to the same period in the prior year.1 In addition, our 2010 net sales were negatively impacted by approximately $120 million as a result of the 2010 U.S. CRM ship hold. Refer to the Business and Market Overview section for further discussion of our sales results and the 2010 U.S. CRM ship hold.
Our reported net income in 2011 was $441 million, or $0.29 per share. Our reported results for 2011 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; discrete tax items; and amortization expense (after-tax) of $577 million, or $0.38 per share. Excluding these items, net income for 2011 was $1.018 billion, or $0.67 per share. Our reported net loss in 2010 was $1.065 billion, or $0.70 per share. Our reported results for 2010 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; discrete tax items; and amortization expense (after-tax) of $2.116 billion, or $1.39 per share. Excluding these items, net income for 2010 was $1.051 billion, or $0.69 per share. The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP results	$642	$(201)	$441	$0.29
Non-GAAP adjustments:
Goodwill impairment charge	697		697	0.46
Intangible asset impairment charges	21	(5)	16	0.01
Acquisition-related net credits	(25)	(2)	(27)	(0.02)
Divestiture-related net credits	(773)	231	(542)	(0.35)
Restructuring-related charges	129	(39)	90	0.06
Litigation-related charges	48	(18)	30	0.02
Discrete tax items		(27)	(27)	(0.02)
Amortization expense	421	(81)	340	0.22
Adjusted results	$1,160	$(142)	$1,018	$0.67

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

	Year Ended December 31, 2010
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP results	$(1,063)	$(2)	$(1,065)	$(0.70)
Non-GAAP adjustments:
Goodwill impairment charge	1,817		1,817	1.20	*
Intangible asset impairment charges	65	(10)	55	0.03	*
Acquisition-related credits	(245)	34	(211)	(0.13)	*
Divestiture-related charges	2		2	—	*
Restructuring-related charges	169	(48)	121	0.08	*
Litigation-related credit	(104)	27	(77)	(0.05)	*
Discrete tax items		(11)	(11)	(0.01)	*
Amortization expense	513	(93)	420	0.27	*
Adjusted results	$1,154	$(103)	$1,051	$0.69

*	Assumes dilution of 10.0 million shares for the year ended December 31, 2010 for all or a portion of these non-GAAP adjustments.
Cash generated by operating activities was $1.008 billion in 2011, as compared to $325 million in 2010. Our operating cash flows included approximately $300 million of litigation-related net payments in 2011, as compared to approximately $1.6 billion in 2010; in addition, in 2010 we received an acquisition-related milestone payment of $250 million. Our cash generated from operations continues to be a significant source of funds for investing in our growth and returning value to shareholders by buying back shares of our common stock, pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2011 consolidated financial statements contained in Item 8 of this Annual Report. During 2011, we used $492 million of cash generated from operations to repurchase approximately 82 million shares of our common stock. As of December 31, 2011, we had total debt of $4.261 billion, cash and cash equivalents of $267 million and working capital of $1.298 billion. During 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity. In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating; and in February 2012, Moody’s Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating. In addition, Standard & Poor's Rating Services has maintained an investment-grade corporate credit rating for us since 2009. We believe these rating improvements reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals. Refer to Liquidity and Capital Resources for further discussion.

Business and Market Overview
Coronary Stent Systems
We are the only company in the industry to offer a two-drug platform strategy, which we believe has enabled us to maintain our leadership position in the drug-eluting stent market. We market our next-generation internally-developed and self-manufactured PROMUS® Element™ drug-eluting stent platform in the U.S., our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries, including China beginning in the fourth quarter of 2011. We market our PROMUS® everolimus-eluting stent system, supplied to us by Abbott Laboratories in Japan. We expect to launch our PROMUS® Element™ stent system in Japan at or before mid-2012. We also offer our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system in the U.S., Japan, EMEA and certain Inter-Continental countries. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility, enhanced visibility and reduced recoil, compared to older alloys. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. Our coronary stent system offerings also include the VeriFLEX™ (Liberté®) bare-metal coronary stent system and our third-generation OMEGA™ platinum chromium bare-metal coronary stent system.
Net sales of our coronary stent systems, including bare-metal stent systems, of $1.620 billion represented approximately 21 percent of our consolidated net sales in 2011. Worldwide net sales of these products decreased $50 million, or three percent, in 2011, as compared to 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $45 million to our coronary stent system net sales in 2011, as compared to the prior year, net sales of these products decreased $95 million, or six percent. Despite continued competition and pricing pressures, we maintained our leadership position during 2011 with an estimated 35 percent share of the worldwide drug-eluting stent market. During the second quarter of 2011, one of our competitors announced plans to exit the drug-eluting stent market. Although the full impact on the market remains uncertain, we believe this presents an opportunity for us to expand our presence in the worldwide drug-eluting stent market and the broader cardiovascular market.
The following are the components of our worldwide coronary stent system sales:

	Year Ended			Year Ended
(in millions)	December 31, 2011			December 31, 2010
	U.S.	International	Total	U.S.	International	Total
TAXUS®	$281	$139	$420	$277	$223	$500
PROMUS®	459	196	655	528	282	810
PROMUS® Element™	10	424	434		227	227
Drug-eluting	750	759	1,509	805	732	1,537
Bare-metal	32	79	111	44	89	133
	$782	$838	$1,620	$849	$821	$1,670
Our U.S. net sales of drug-eluting stent systems decreased $55 million, or seven percent, in 2011, as compared to 2010. The decline was due to an overall decrease in the size of the market, resulting principally from lower average selling prices driven by competitive and other pricing pressures, and lower procedural volumes. This decline was partially offset by an increase in our share of the U.S. drug-eluting stent market due largely to the launch of our third-generation TAXUS® Element™ stent system in the U.S. (commercialized as ION™) in the second quarter of 2011. We estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately seven percent in 2011, as compared to 2010 and estimate that the number of percutaneous coronary intervention procedures performed decreased one percent in 2011, as compared to 2010. We believe that average drug-eluting stent penetration rates (a measure of the mix between bare-metal and drug-eluting stents used across procedures) in the U.S. were 77 percent during both 2011 and 2010. In addition, we believe our share of the U.S. drug-eluting stent market approximated 48 percent in 2011, as compared to 46 percent in 2010. During the fourth quarter of 2011, we received FDA approval and began launching our next-generation, internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent platform in the U.S. Our PROMUS® Element™ stent system has significantly higher gross profit and operating profit margins as compared to our PROMUS® stent system, which is supplied to us by Abbott, based on the terms of the PROMUS® supply arrangement. We expect to fully convert our U.S. drug-eluting stent system sales to self-manufactured PROMUS® Element™ and TAXUS® stent systems during 2012. We believe that our Element™ platinum chromium stent platform, combined with our two-drug platform strategy and broad range of stent sizes, provides a competitive advantage that has allowed us to expand our leadership position in the U.S. drug-eluting stent market.
Our international drug-eluting stent system net sales increased $27 million, or four percent, in 2011, as compared to 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $41 million to our international drug-eluting stent system net sales in 2011, as compared to the prior year, net sales of our drug-eluting stent systems decreased $14 million, or two percent. Our net sales of drug-eluting stent systems in our Inter-Continental region increased $18 million, or nine percent, on a constant currency basis, in 2011, as compared to 2010, driven by sales growth in key emerging markets, including China, Brazil and India. Our net sales of drug-eluting stent systems in our EMEA region decreased $4 million, or one percent in 2011, as compared to 2010, due primarily to declines in average selling prices. Net sales of our drug-eluting stent systems in Japan decreased $28 million, or 13 percent, on a constant currency basis, in 2011, as compared to 2010, driven primarily by a loss of market share due to competitive launches.
We are currently reliant on Abbott Laboratories for our supply of everolimus-eluting stent systems in Japan. Our supply agreement with Abbott for everolimus-eluting stent systems extends through June 30, 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott, coupled with our current launch plans for our internally-developed and self-manufactured next-generation PROMUS® Element™ everolimus-eluting stent system in Japan, currently expected at or before mid-2012, will be sufficient to meet our customer demand.
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

•
the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ stent system, launched in the U.S. in the fourth quarter of 2011 and expected to be launched in Japan at or before mid-2012;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force;

•	the strength of our clinical, selling, marketing and manufacturing capabilities; and

•	our increased presence and investment in the rapidly growing emerging markets, including China and India.
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

•	physician and patient confidence in our current and next-generation technology;

•	our ability to timely and successfully launch next-generation products and technology features, including the PROMUS® Element™ stent system in Japan;

•	changes in drug-eluting stent penetration rates, the overall number of percutaneous coronary intervention procedures performed and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	new product launches by our competitors; and

•	the outcome of intellectual property litigation.
During 2009, 2010 and 2011, we successfully negotiated closure of several long-standing legal matters and recently received favorable legal rulings in several other matters; however, there continues to be outstanding intellectual property litigation, particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, primarily relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems. Our worldwide net sales of these products were $875 million in 2011, as compared to $932 million in 2010, a decrease of $57 million, or six percent. Our U.S. net sales were $342 million in 2011, as compared to $394 million in 2010. Our international net sales of these products were $533 million in 2011, as compared to $538 million in 2010, and included a $28 million favorable impact from changes in foreign currency exchange rates for the year ended December 31, 2011, as compared to the prior year. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) net sales decreased $85 million, or nine percent, as compared to the prior year. This decrease was primarily the result of competitive pricing pressures, market-wide reductions in procedural volumes and market share declines in our IVUS business. We continue to hold a strong leadership position in the PTCA balloon catheter market, with an estimated 53 percent average share of the U.S. market and 30 percent of the worldwide market in 2011. In June 2010, we launched the NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment, which has been received positively in the market and, in the second half of 2010, also launched our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity.

As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including structural heart therapy. In March 2011, as part of our priority growth initiatives, we completed the acquisition of Atritech, Inc. Atritech has developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. We expect to complete enrollment in our U.S. clinical trial by the end of 2012 and expect to receive FDA approval in 2013. We are integrating the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device.
In addition, in January 2011, we completed the acquisition of Sadra Medical, Inc. Sadra is developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis using its Lotus™ Valve System, which consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. TAVR is one of the fastest growing medical device markets.
Cardiac Rhythm Management
Our Cardiac Rhythm Management (CRM) division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include our COGNIS® cardiac resynchronization therapy defibrillator (CRT-D), our TELIGEN® ICD systems and our ALTRUA® family of pacemaker systems. In the fourth quarter of 2011, we began the U.S. launch of our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™, which are among the world’s smallest and thinnest high-energy devices and deliver excellent longevity. This tiered product line includes new features designed to improve functionality, diagnostic capability and ease of use and we expect it will allow us to effectively compete in all segments of the market. Additionally, this next-generation of defibrillators includes models with our 4-SITE lead delivery system which is built off our highly reliable RELIANCE platform.
We expect to launch the INGENIO™ family of pacemaker systems in EMEA and in the U.S. during the first half of 2012. This launch would represent our first new major pacemaker system technology introduction in many years and is expected to be the foundation for a series of low-voltage pacemaker launches. The INGENIO™ system includes functionality for remote patient monitoring; features for advanced heart failure diagnostics; and is expected to be compatible with MRI systems in mid-2012 in EMEA, based on our current launch plans.
Worldwide net sales of our CRM products of $2.087 billion represented approximately 27 percent of our consolidated net sales in 2011. Our worldwide CRM net sales decreased $93 million, or four percent, in 2011, as compared to 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $51 million to our 2011 CRM net sales as compared to 2010, our CRM net sales decreased $144 million, or seven percent.
The following are the components of our worldwide CRM net sales:

	Year Ended			Year Ended
(in millions)	December 31, 2011			December 31, 2010
	U.S.	International	Total	U.S.	International	Total
ICD systems	$949	$569	$1,518	$1,037	$562	$1,599
Pacemaker systems	279	290	569	320	261	581
CRM products	$1,228	$859	$2,087	$1,357	$823	$2,180
Our U.S. CRM net sales decreased $129 million, or 10 percent, in 2011, as compared to 2010. The reduction in our CRM net sales during 2011 reflects the impact of a contraction in the U.S. ICD market. We believe the U.S. ICD market contraction is due to a variety of factors, including physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants, U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, as well as on-going physician alignment to hospitals and competitive pricing pressures. In addition, our 2010 net sales were negatively impacted by approximately $120 million as a result of not selling certain of our U.S. CRM products during portions of the first and second quarters of 2010. On March 15, 2010, we announced a ship hold and removal of our field inventory related to our ICD and CRT-D systems in the U.S. after determining that certain instances of changes in the manufacturing process related to these products were not submitted for approval to the FDA. During the second quarter of 2010, we submitted the required documentation and received clearance from the FDA for these manufacturing changes and resumed distribution of our ICD and CRT-D systems. We believe that the recent launches of our next-generation line of defibrillators, and the expected launch of our next-generation of INGENIO™ pacemaker systems in the first half of 2012 in the U.S., will help enhance our position in the U.S. CRM market.
Our international CRM net sales increased $36 million, or four percent, in 2011, as compared to 2010. Excluding the impact of changes in foreign currency exchange rates, our international CRM net sales decreased $15 million, or two percent, as compared to the prior year. Our net sales of our CRM products decreased $40 million, or seven percent, in our EMEA region, as compared to the prior year, due primarily to lower average selling prices, driven by competitive and other pricing pressures. This decrease was partially offset by a constant currency increase in net sales of $12 million, or nine percent, in our Inter-Continental region in 2011, as compared to 2010. This increase was driven by growth in sales of our pacemaker systems and the continued market acceptance of our COGNIS® CRT-D and TELIGEN® ICD systems, and our 4-SITE lead delivery system, which was launched in the fourth quarter of 2010. Our net sales of CRM products in Japan increased $13 million, or 13 percent, on a constant currency basis, as compared to the prior year. We received CE Mark approval for our INCEPTA™, ENERGEN™ and PUNCTUA™ next-generation line of defibrillators in 2011 and we plan to launch our next-generation INGENIO™ family of pacemaker systems in our EMEA and certain Inter-Continental regions in the first half of 2012.
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

•	our ability to retain and attract key members of our CRM sales force and other key CRM personnel;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories issued by us or our competitors;

•	our ability to timely and successfully develop and launch next-generation products and technologies worldwide;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new product launches by our competitors.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $1.187 billion in 2011, as compared to $1.079 billion in 2010, an increase of $108 million, or 10 percent, driven by products recently introduced, expanded indications and the increased adoption of our single-use products. Our U.S. net sales of our Endoscopy products were $562 million in 2011, as compared to $541 million in 2010. Our international net sales were $625 million in 2011, as compared to $538 million in 2010, and included a $39 million favorable impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $69 million, or six percent, in 2011, as compared to the prior year. This increase was due primarily to higher net sales within our stent franchise, driven by our WallFlex® family of stents; in particular, the WallFlex® Biliary line, including the WallFlex® Biliary RX Fully Covered Stent, which obtained CE Mark for treatment of benign biliary strictures in the fourth quarter of 2010. Increases in our biliary device sales were also supported by growth in our Advanix™ Biliary Plastic Stent System and the Expect™ Endoscopic Ultrasound Aspiration Needle, which we launched in the U.S. and certain international markets in the second quarter of 2011. Our hemostasis franchise sales also grew based on continued adoption and utilization of our Resolution® Clip Device, an endoscopic mechanical clip designed to treat gastrointestinal bleeding.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including endoscopic pulmonary intervention. In October 2010, we completed our acquisition of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to mid- to long-term sales growth and diversification of the Endoscopy business.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $731 million in 2011, as compared to $669 million in 2010, an increase of $62 million, or nine percent. Our U.S. net sales of these products were $310 million in 2011 and 2010. Our international net sales were $421 million in 2011, as compared to $359 million in 2010, and included a $26 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $36 million, or five percent in 2011, as compared to 2010, driven by growth in all three of our peripheral interventions product franchises. Growth in our PI stent systems was driven by the EPIC™ self-expanding nitinol stent system in certain international markets and the Carotid WALLSTENT® stent system in Japan. We currently expect to launch the EPIC™ stent system in the U.S. during 2012. Our Core PI franchise experienced market share growth in 2011 driven primarily by the recent launches of our next-generation Mustang™ percutaneous transluminal angioplasty (PTA) balloon, our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures, and our Charger™ PTA Balloon Catheter, launched in the U.S. in December 2011. In addition, our interventional oncology franchise continued strong worldwide sales growth, as recently launched products, including the Renegade® HI-FLO™ Fathom® microcatheter and guidewire system and Interlock™ - 35 Fibered IDC™ Occlusion System for peripheral embolization, continue to be well received by our customers. We expect to have a number of new PI products launching throughout 2012 that we believe will drive future growth in this business.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states. In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which add to our PI portfolio a re-entry catheter and intraluminal chronic total occlusion (CTO) crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We have commenced a limited market release of our OFFROAD™ re-entry catheter system in certain international markets, and in February 2012, we launched our TRUEPATH™ intraluminal CTO device in the U.S. We expect to launch our TRUEPATH™ device in EMEA during the first half of 2012, and to expand the launch of our OFFROAD™ system in our international markets throughout 2012. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
Urology/Women’s Health
Our Urology/Women’s Health division develops, manufactures and sells devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $498 million in 2011, as compared to $481 million in 2010, an increase of $17 million, or four percent. Our U.S. net sales were $362 million in 2011, as compared to $365 million in 2010. Our international net sales were $136 million in 2011, as compared to $116 million in 2010, and included an $8 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, worldwide net sales of our Urology/Women’s Health products increased $9 million in 2011, as compared to 2010.
Our Urology business experienced positive growth in 2011 due to the strength of our U.S. Core Stone Management business. The 2010 launch of our Accumax® and Flexiva™ Laser Fibers drove the net sales growth in our U.S. Core Stone business. Additionally, our Stone business experienced double-digit net sales growth in our Inter-Continental region in 2011, as compared to 2010.
Our Women's Health business was negatively impacted in 2011 by elective procedural softness and competitive product offerings. In addition, in July 2011, the FDA released a Public Health Notice update regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse and stress urinary incontinence. Partially offsetting these negative impacts were increased market share and sales of our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance.
Neuromodulation
Our worldwide net sales of Neuromodulation products were $336 million in 2011, as compared to $304 million in 2010, an increase of $32 million, or 11 percent. Our U.S. net sales of Neuromodulation products were $317 million in 2011, as compared to $288 million in 2010, and our international net sales of these products were $19 million in 2011, as compared to $16 million in 2010, and included a $1 million favorable impact of changes in foreign currency exchange rates. The increase in U.S. net sales was due primarily to higher procedural volumes and positive momentum from recent product launches, partially offset by the impact of competitive launches. Within our Neuromodulation business, we market the Precision® Plus™ Spinal Cord Stimulation (SCS) system, the world's first rechargeable SCS device for chronic pain management. In addition, in the second quarter of 2011, we received CE Mark approval and launched our Clik™ Anchor for our Precision® Plus™ SCS System. In the fourth quarter of 2011, we received FDA approval for and launched the Infinion™ 16 Percutaneous Lead, the world's first and only 16-contact percutaneous lead. We also market the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems, which are designed to provide physicians more treatment options for their chronic pain patients. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and the broadest range of percutaneous lead configurations in the industry.
We are looking to strengthen the clinical evidence with spinal cord stimulation and are committed to studies designed to demonstrate cost effectiveness or demonstrate the value of proprietary features in our SCS system.  We expect to complete our VANTAGE Study, a European clinical trial for the treatment of Parkinson's Disease using our Vercise™ Deep Brain Stimulation (DBS) System in 2013.  We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.  In addition, in January 2011, we completed the acquisition of Intelect Medical, Inc., a development-stage company developing advanced visualization and programming for the Vercise™ system. We believe this acquisition leverages the core architecture of our Vercise™ platform and will advance our technology in the field of deep-brain stimulation.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next generation Blazer™ Prime ablation catheter, and our Blazer™ Open-Irrigated Catheter, launched in select European countries, our latest radiofrequency ablation catheter designed to treat a variety of arrhythmias. Worldwide net sales of our Electrophysiology products were $147 million in 2011 and 2010. Our U.S. net sales of these products were $107 million in 2011, as compared to $112 million in 2010. Our international net sales of these products were $40 million in 2011, as compared to $35 million in 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $3 million to our worldwide Electrophysiology net sales, as compared to the prior year, worldwide Electrophysiology net sales decreased $3 million, or two percent, in 2011, as compared to 2010.
Emerging Markets

As part of our POWER strategy, described in Item 1 of this Annual Report, we are seeking to grow net sales and market share by expanding our global presence. In particular, we are focusing our efforts and increasing our investment in certain countries whose economies and healthcare sectors are growing rapidly, in order to maximize opportunities in those countries. We significantly increased sales in China, Brazil and India and continued investments in infrastructure in those countries in 2011. As a result of these efforts, during 2011, we experienced double-digit sales growth in these markets, as compared to 2010. We recently created a new Asia-Pacific regional organization under new leadership to further increase our capabilities and strengthen our position in the world's fastest growing region.

We are planning to invest $150 million over a five-year period in order to expand our commercial presence in China, one of the world's largest and fastest-growing medical device markets. We expect to build a local manufacturing operation focused on serving Chinese market needs, as well as develop a world class training center for healthcare providers. In addition, we expect to further invest in local research and development and clinical studies in emerging markets.

Neurovascular Divestiture

In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion during 2011, and will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. We are providing transitional services through a transition services agreement, and are also manufacturing and supplying products to Stryker. These transition services and supply agreements are expected to be effective through the end of 2012, subject to extension. We recorded revenue of $141 million during 2011 related to this divested business as compared to $344 million of sales of Neurovascular and other divested product lines in 2010. Our sales related to divested businesses will continue to decline as the various transition services and supply agreements terminate. See Results of Operations and Note C - Divestitures and Assets Held for Sale for additional information.
Restructuring Initiatives
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below, and additional information can be found in Results of Operations and Note H – Restructuring-related Activities to our 2011 consolidated financial statements included in Item 8 of this Annual Report.

2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. We estimate that the execution of the plan will reduce annual pre-tax operating expenses by approximately $225 million to $275 million exiting 2013, a portion of which will be reinvested in targeted areas necessary for future growth, including priority growth and emerging markets initiatives. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and are expected to be substantially complete by the end of 2013.
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
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the estimated $35 million of annual reductions of manufacturing costs from activities under our completed 2007 Restructuring plan. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
Healthcare Reform
The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010. Certain provisions of the law have yet to be implemented and there are many programs and requirements for which the details have not yet been fully established or consequences not yet fully understood; therefore, it is unclear what the full impact will be from the law. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. U.S. net sales represented approximately 50 percent of our worldwide net sales in 2011 and, therefore, this tax burden may have a material negative impact on our results of operations and cash flows. Other provisions of this law, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and will place a significant emphasis on clinical and economic data to demonstrate efficacy and justify the economic benefits of technology purchases. Any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

Results of Operations
Net Sales
As of December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note O – Segment Reporting to our 2011 consolidated financial statements contained in Item 8 of this Annual Report.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis. We have restated regional net sales for 2009 and 2010 to exclude sales from our former Neurovascular business, which we sold to Stryker Corporation in January 2011, and present net sales from this business within divested businesses in the tables below. Net sales that exclude the impact of changes in foreign currency exchange rates are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information of this Item 7 for a further discussion of management’s use of this non-GAAP financial measure.

				2011 versus 2010		2010 versus 2009
	Year Ended December 31,			As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010	2009
United States	$4,010	$4,215	$4,550	(5)%	(5)%	(7)%	(7)%
EMEA	1,742	1,683	1,750	3%	(1)%	(4)%	(1)%
Japan	951	886	908	7%	(2)%	(2)%	(9)%
Inter-Continental	778	678	621	15%	9%	9%	1%
International	3,471	3,247	3,279	7%	1%	(1)%	(3)%
Subtotal Core Businesses	7,481	7,462	7,829	0%	(2)%	(5)%	(5)%
Divested Businesses	141	344	359	N/A	N/A	N/A	N/A
Worldwide	$7,622	$7,806	$8,188	(2)%	(5)%	(5)%	(5)%
The following tables provide our worldwide net sales by division and the relative change on an as reported and constant currency basis.

				2011 versus 2010		2010 versus 2009
	Year Ended December 31,			As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis
(in millions)	2011	2010	2009
Interventional Cardiology	$2,495	$2,602	$2,859	(4)%	(7)%	(9)%	(10)%
Cardiac Rhythm Management	2,087	2,180	2,413	(4)%	(7)%	(10)%	(10)%
Endoscopy	1,187	1,079	1,006	10%	6%	7%	6%
Peripheral Interventions	731	669	661	9%	5%	1%	0%
Urology/Women’s Health	498	481	456	4%	2%	5%	5%
Neuromodulation	336	304	285	11%	10%	7%	7%
Electrophysiology	147	147	149	0%	(2)%	(2)%	(2)%
Subtotal Core Businesses	7,481	7,462	7,829	0%	(2)%	(5)%	(5)%
Divested Businesses	141	344	359	N/A	N/A	N/A	N/A
Worldwide	$7,622	$7,806	$8,188	(2)%	(5)%	(5)%	(5)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	2011 Net Sales as compared to 2010			2010 Net Sales as compared to 2009
	Change		Estimated Impact of Foreign Currency	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis		As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(107)	$(180)	$73	$(257)	$(295)	$38
Cardiac Rhythm Management	(93)	(144)	51	(233)	(230)	(3)
Endoscopy	108	69	39	73	64	9
Peripheral Interventions	62	36	26	8	2	6
Urology/Women’s Health	17	9	8	25	21	4
Neuromodulation	32	31	1	19	19	0
Electrophysiology	0	(3)	3	(2)	(3)	1
Subtotal Core Businesses	19	(182)	201	(367)	(422)	55
Divested Businesses	(203)	(206)	3	(15)	(22)	7
Worldwide	$(184)	$(388)	$204	$(382)	$(444)	$62

U.S. Net Sales
During 2011, our U.S. net sales decreased $205 million, or five percent, as compared to 2010. The decrease was driven primarily by lower U.S. CRM net sales of $129 million resulting from the contraction in the U.S. ICD market in 2011, as well as lower U.S. Interventional Cardiology net sales of $119 million driven by competitive and other pricing pressures and reductions in procedural volumes across our key markets. Partially offsetting these decreases, our Endoscopy business increased U.S. net sales $21 million, as compared to 2010, due primarily to continued commercialization and adoption of products within our stent franchise, and our Neuromodulation division increased U.S. net sales $29 million, as compared to 2010, due primarily to higher procedural volumes and positive momentum from new product launches. Refer to Business and Market Overview for further discussion of our net sales.
During 2010, our U.S. net sales decreased $335 million, or seven percent, as compared to 2009. The decrease was driven primarily by lower U.S. CRM net sales of $237 million, due primarily to the U.S. CRM 2010 ship hold and product removal actions impacting our ICD and CRT-D systems during 2010 in the U.S. On March 15, 2010, we announced a ship hold and removal of our field inventory related to our ICD and CRT-D systems in the U.S. after determining that certain instances of changes in the manufacturing process related to these products were not submitted for approval to the FDA. During the second quarter of 2010, we submitted the required documentation and received clearance from the FDA for these manufacturing changes and resumed distribution of our ICD and CRT-D systems. The reduction in our U.S. CRM net sales was due to lost sales of approximately $120 million during the ship hold, and a reduction of market share following the ship hold. We estimate our U.S. defibrillator market share decreased 300 basis points exiting 2010, as compared to the prior year, due primarily to these product actions. Our U.S. net sales were also negatively impacted by a decline in U.S. coronary stent system net sales of $119 million, due primarily to a decline in our share of the U.S. drug-eluting stent market as well as lower average selling prices. In addition, U.S. net sales of our Interventional Cardiology (excluding coronary stent systems) business decreased $15 million in 2010, as compared to 2009. These decreases were partially offset by increases of U.S. net sales in 2010 from our Endoscopy business of $24 million, $12 million attributable to our Urology/Women’s Health business, and $17 million of growth in our Neuromodulation business, as compared to 2009.
International Net Sales
During 2011, our international net sales increased $224 million, or seven percent, as compared to 2010. Changes in foreign currency exchange rates contributed $201 million to our international net sales in 2011 as compared to 2010. Contributing to the year over year growth in international net sales, were constant currency increases from our Endoscopy business, primarily due to the strength of our WallFlex line of stents, and our Peripheral Interventions business, driven by growth in all three of our PI product franchises. Excluding the impact of changes in foreign currency exchange rates, net sales in our Inter-Continental region increased $61 million, or nine percent, in 2011, as compared to 2010, primarily as a result of strong growth in China, Brazil and India as we begin to see a return on our commercial investment in these areas. Net sales in our EMEA region decreased $17 million, or one percent, in 2011, as compared to 2010, excluding the impact of changes in foreign currency exchange rates, driven primarily by a decline in CRM net sales. Our net sales in Japan decreased $21 million, or two percent, in 2011, as compared to 2010, excluding the impact of changes in foreign currency exchange rates, due primarily to a decline in Interventional Cardiology net sales. Refer to Business and Market Overview for further discussion of our net sales.
During 2010, our international net sales decreased $32 million, or one percent, as compared to 2009. Foreign currency fluctuations contributed approximately $60 million to our international net sales in 2010, as compared to the prior year. Excluding the impact of foreign currency fluctuations, net sales in our EMEA region decreased $16 million, or one percent, in 2010, as compared the prior year. Our net sales in Japan decreased $81 million, or nine percent, excluding the impact of foreign currency fluctuations in 2010, as compared to 2009, due primarily to competitive launches of drug-eluting stent system technology and clinical trial enrollment limiting our access to certain drug-eluting stent system customers, as well as reductions in average selling prices. Net sales in our Inter-Continental region, excluding the impact of foreign currency fluctuations, increased $6 million, or one percent, in 2010, as compared to the prior year.
Gross Profit
Our gross profit was $4.963 billion in 2011, $5.207 billion in 2010, and $5.612 billion in 2009. As a percentage of net sales, our gross profit decreased to 65.1 percent in 2011, as compared to 66.7 percent in 2010 and 68.5 percent in 2009. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended December 31,
	2011	2010
Gross profit - prior year	66.7%	68.5%
PROMUS® supply true-up	0.6%
Drug-eluting stent system sales mix and pricing	0.2%	(1.7)%
Impact of CRM ship hold		(0.4)%
Neurovascular divestiture	(1.4)%
Transition-related inventory charges	(0.7)%
All other, including period expenses, other inventory charges and net impact of foreign currency	(0.3)%	0.3%
Gross profit - current year	65.1%	66.7%
The primary factor contributing to the decrease in our gross profit margin during 2011, as compared to 2010, was the negative impact of lower sales of Neurovascular products and at significantly lower gross profit margins as result of the divestiture of our Neurovascular business in January 2011 and the terms of transitional supply agreements with Stryker. In addition, we recognized transition-related inventory charges of $54 million in 2011, primarily related to PROMUS® excess inventory and purchase commitments as a result of our fourth quarter 2011 launch of our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system in the U.S. The decreases in 2011 were partially offset by the positive impact of a $50 million credit to cost of products sold recognized in the first quarter of 2011, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. Our gross profit margin may be positively or negatively impacted in the future as a result of this adjustment process. Declines in average selling prices of our products, particularly our drug-eluting stent systems, were offset by the positive impact of product mix related to sales of our drug-eluting stent systems, as we shifted sales to our internally-developed and manufactured stent systems with more favorable gross profit margins during 2011, as well as the positive impact of cost reductions as a result of our restructuring and other process improvement programs. In addition, our gross profit margin in 2010 was negatively impacted by the ship hold and product removal actions associated with our U.S. CRM business.
The primary factor contributing to the reduction in our gross profit margin during 2010, as compared to 2009, was a decrease in sales of our higher-margin TAXUS® drug-eluting stent systems and an increasing shift towards the PROMUS® stent system during 2010, as well as declines in the average selling prices of drug-eluting stent systems. Sales of the PROMUS® stent system represented approximately 52 percent of our worldwide drug-eluting stent system sales in 2010, as compared to 40 percent in 2009. As a result of the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system, supplied to us by Abbott, is significantly lower than our internally-developed and manufactured TAXUS® stent system and PROMUS® Element™ everolimus-eluting stent system. Our gross profit margin in 2010 was also negatively impacted by the ship hold and product removal actions associated with our U.S. CRM business.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2011		2010		2009
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	2,487	32.6	2,580	33.1	2,635	32.2
Research and development expenses	895	11.7	939	12.0	1,035	12.6
Royalty expense	172	2.3	185	2.4	191	2.3
Selling, General and Administrative (SG&A) Expenses
In 2011, our SG&A expenses decreased $93 million, or four percent, as compared to 2010, and were 50 basis points lower as a percentage of net sales. Our SG&A expenses were lower in 2011, as compared to 2010, as a result of the sale of our Neurovascular business to Stryker in January 2011 and lower expenses due to our restructuring initiatives and cost containment discipline. In addition, our SG&A expenses for 2011 benefited from the reversal of $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece in 2011. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize, reducing our allowance for doubtful accounts as a credit to SG&A expense. We continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables in this region. These decreases were partially offset by the unfavorable impact of changes in foreign currency exchange rates, as well as additional SG&A expenses related to our recent acquisitions and global expansion initiatives.
In 2010, our SG&A expenses decreased $55 million, or two percent, as compared to 2009. This decrease was related primarily to savings from our restructuring initiatives driven by lower head count and lower consulting and travel spending, as compared to the prior year. These decreases were partially offset by an $11 million unfavorable impact from foreign currency fluctuations. As a percentage of net sales, our SG&A expenses were slightly higher than 2009 due to the impact of maintaining compensation levels for our U.S. CRM sales force, despite the reduction in net sales of our CRM products in the U.S.
Research and Development (R&D) Expenses
In 2011, our R&D expenses decreased $44 million, or five percent, as compared to 2010, and were 30 basis points lower as a percentage of net sales. The decrease in 2011 was due to the elimination of spending related to our Neurovascular business, cost reductions associated with our restructuring programs and the beginning benefits of our initiatives to transform our research and development efforts to be more effective and cost efficient; partially offset by increased R&D funding for our acquisitions and certain other priority growth initiatives. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
In 2010, our R&D expenses decreased $96 million, or nine percent, as compared to 2009. This decrease was due to the on-going re-prioritization of R&D projects and the re-allocation of spending as part of our efforts to focus on products with higher returns, as well as the delay of certain of our clinical trials.
Royalty Expense
In 2011, our royalty expense decreased $13 million, or seven percent, as compared to 2010, and was slightly lower as a percentage of net sales. The decrease relates primarily to royalty expense attributable to Neurovascular products which was eliminated with the sale of our Neurovascular business in January 2011. These royalties represented $12 million of expense in 2010.
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
Loss on Program Termination
In the second quarter of 2009, we discontinued one of our internal R&D programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations, associated with future payments that we believe we remain contractually obligated to make. We do not believe that the cancellation of this program will have a material adverse impact on our future results of operations or cash flows.
Amortization Expense
Our amortization expense was $421 million in 2011, as compared to $513 million in 2010 a decrease of $92 million or 18 percent. This decrease was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation in 2006 reaching the end of their useful lives during the second quarter of 2011. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.
As a result of physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, among other factors, we estimated the U.S. CRM market would experience negative growth rates in 2011, as compared to 2010. Due to these estimated near-term market reductions, as well as the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business. The impact of the reduction in the size of the U.S. ICD market, and the related reduction in our forecasted 2011 U.S. CRM net sales, as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
In the second quarter of 2011, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.3 billion as of December 31, 2011. In accordance with ASC Topic 350, Intangibles – Goodwill and Other and our accounting policies, we tested our U.S. CRM amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2011, in conjunction with the goodwill impairment charge, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test performed during the second quarter of 2011 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to the second step of the impairment test.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $780 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.4 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of December 31, 2011. As of the most recent annual assessment as of April 1, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S.

CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, including increases to the reporting unit carrying value, may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. During the third and fourth quarters of 2011, we closely monitored these key variables and other factors and determined that we were not required to perform an interim impairment test. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. Future events that could have a negative impact on the levels of excess fair value over carrying value of the reporting units include, but are not limited to:

•	decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions, and/or disruptive technology developments;

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•
the impacts of the European sovereign debt crisis, including greater-than-expected declines in pricing, reductions in procedural volumes, fluctuations in foreign exchange rates, or an inability to collect or factor our EMEA accounts receivable;

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

•
the level of success of on-going and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, and establishing government and third-party payer reimbursement, and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

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
At the time we performed our 2010 interim goodwill impairment test, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010 as a result of the ship hold and product removal actions, as compared to our market share exiting 2009, and that these actions would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. In addition, we expected that our on-going U.S. CRM net sales and profitability would likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the U.S. CRM reporting unit. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market-participant risk-adjusted WACC used in determining our discount rate.
Goodwill impairment charges do not impact our debt covenants or our cash flows, and are excluded by management for purposes of evaluating operating performance and assessing liquidity.
Intangible Asset Impairment Charges
2011 Charges
During the third quarter of 2011, we recorded a $9 million intangible asset impairment charge attributable to lower projected cash flows associated with certain technologies. During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of expected cash flows related to certain purchased research and development projects. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows.
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
2009 Charges
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
Contingent Consideration Expense
In connection with certain of our acquisitions completed after our adoption of ASC Topic 805, Business Combinations, in 2009, we may be required to pay future consideration that is contingent upon the achievement of certain revenue-, regulatory- and commercialization-based milestones. As of the respective acquisition dates, we recorded contingent consideration liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. In accordance with ASC Topic 805, we re-measure these liabilities each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from accretion of the liability due to the passage of time, changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, changes in discount rates, and payments. We recorded net expense of $7 million during 2011 and expense of $2 million during 2010, representing the change in the estimated fair value of these obligations. The expense recorded during 2011 included a $20 million benefit related to the reduction in the fair value of a payment liability due to a revised estimate of the probability of achieving a future research and development milestone before a specified time period. We do not believe that this revised timing, or the factors causing the fair value adjustment of this contingent liability, will have a material impact on our future operations or cash flows.These acquisition-related charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter of 2010 and we received the milestone payment from Abbott, which we recorded as a $250 million pre-tax gain. This non-recurring acquisition-related gain is excluded by management for purposes of evaluating operating performance.
Purchased Research and Development
During 2009, we recorded purchased research and development charges of $21 million, associated with entering certain licensing and development arrangements, in accordance with our accounting policies and U.S. GAAP. Since the technology purchases did not involve the transfer of processes or outputs as defined by ASC Topic 805, the transactions did not qualify as business combinations. See Note A - Significant Accounting Policies to our 2011 consolidated financial statements contained in Item 8 of this Annual Report for further discussion of our accounting for purchased research and development.
Restructuring Charges and Restructuring-related Activities
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. We estimate that the execution of the plan will reduce annual pre-tax operating expenses by approximately $225 million to $275 million exiting 2013, a portion of which will be reinvested in targeted areas necessary for future growth, including priority growth and emerging markets initiatives. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and are expected to be substantially completed by the end of 2013.
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we have made payments of $13 million to date. We have recorded related costs of $35 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $140 million to date. We have recorded related costs of $159 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
Plant Network Optimization program
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, discussed below, and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the $35 million of annual reductions of manufacturing costs expected from activities under our completed 2007 Restructuring plan. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $70 million to date. We have recorded related costs of $124 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. The execution of this plan enabled us to reduce research and development and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions. In addition, we expect reductions of manufacturing costs by an annualized run-rate of approximately $35 million as a result of transfers of certain production lines. Due to the longer term nature of the manufacturing-related initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. The execution of this plan is now completed and resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $374 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $89 million during 2011, $116 million during 2010, and $63 million during 2009. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $40 million during 2011, $53 million during 2010, and $67 million during 2009.
The following presents these costs by major type and line item within our 2011 consolidated statements of operations included in Item 8 of this Annual Report, as well as by program:

Year Ended December 31, 2011
(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$55					$34	$89
Restructuring-related expenses:
Cost of products sold			$9	$27			36
Selling, general and administrative expenses						4	4
			9	27		4	40
	$55		$9	$27		$38	$129

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$21					$14	$35
2010 Restructuring plan	24		$1			24	49
Plant Network Optimization program	10		8	$27			45
	$55		$9	$27		$38	$129

Year Ended December 31, 2010
(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$70				$11	$35	$116
Restructuring-related expenses:
Cost of products sold			$7	$41			48
Selling, general and administrative expenses						5	5
			7	41		5	53
	$70		$7	$41	$11	$40	$169

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$66				$11	$33	$110
Plant Network Optimization program	4		$7	$28			39
2007 Restructuring plan				13		7	20
	$70		$7	$41	$11	$40	$169

Year Ended December 31, 2009
(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$34				$13	$16	$63
Restructuring-related expenses:
Cost of products sold		$5	$8	$37			50
Selling, general and administrative expenses		10	3			1	14
Research and development expenses		3					3
		18	11	37		1	67
	$34	$18	$11	$37	$13	$17	$130

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Plant Network Optimization program	$22		$6	$12			$40
2007 Restructuring plan	12	$18	5	25	$13	$17	90
	$34	$18	$11	$37	$13	$17	$130

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our restructuring initiatives in 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with ASC Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees were required to remain employed with us in order to retain the payment.

We have incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $220 million and restructuring-related costs of $98 million since we committed to each plan.

The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$21	$90	$36	$147
Fixed asset write-offs		11		11
Other	13	49		62
Total restructuring charges	34	150	36	220
Accelerated depreciation		1	21	22
Transfer costs			67	67
Other	1	8		9
Restructuring-related expenses	1	9	88	98
	$35	$159	$124	$318
Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $114 million in 2011 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $223 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Year Ended December 31, 2011
Termination benefits	$3	$39	$3	$45
Transfer costs			27	27
Other	10	32		42
	$13	$71	$30	$114

Program to Date
Termination benefits	$3	$84	$3	$90
Transfer costs			67	67
Other	10	56		66
	$13	$140	$70	$223
We also made cash payments of $4 million during 2011 associated with our 2007 Restructuring plan and have made total cash payments of $374 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
Litigation-related Charges and Credits
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations. During the fourth quarter of 2011, we recognized $48 million of litigation-related charges. During 2010, we reached a settlement with Medinol Ltd., resolving the dispute we had with them that had been subject to arbitration before the American Arbitration Association. Under the terms of the settlement, we received proceeds of $104 million from Medinol, which we recorded as a pre-tax gain in our 2010 consolidated financial statements included in Item 8 of this Annual Report. These charges and credits are excluded by management for purposes of evaluating operating performance.
In 2009, we recorded litigation-related net charges of $2.022 billion, associated primarily with an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. In addition, in 2009, we reached an agreement in principle with the U.S. Department of Justice (DOJ), which was formally accepted by the District Court in 2011, under which we paid $296 million in January 2011 in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005. We recorded a net charge of $294 million related to this matter in 2009, representing $296 million associated with the agreement, net of a $2 million reversal of a related accrual. Further, in 2009, we reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $60 million and recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with another party.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion during 2011, and we will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. We recorded a pre-tax gain of $778 million ($545 million after-tax) during 2011 associated with the transaction. We also have recorded a deferred gain of approximately $30 million, included in the accompanying consolidated balance sheets, which is being recognized upon the performance of certain activities under the transition services and supply agreements. This non-recurring divestiture-related gain is excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense decreased to $281 million in 2011, as compared to $393 million in 2010. The decrease in our interest expense was a result of lower average debt levels, due to repayment of $1.250 billion of debt during 2011, as well as lower average borrowing rates. Our average borrowing rate was 5.4 percent in 2011 and 6.0 percent in 2010. In addition, our 2010 interest expense included $25 million of write-offs of debt issuance costs, discounts, and the impacts of the early termination of interest rate derivative contracts associated with loan prepayments; whereas 2011 interest expense included $6 million associated with the write-off of debt issuance costs, and a $3 million benefit associated with interest rate derivative contracts terminated during 2011. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our 2011 consolidated financial statements contained in Item 8 of this Annual Report for information regarding our debt obligations.
Our interest expense decreased to $393 million in 2010, as compared to $407 million in 2009. The decrease in our interest expense was a result of lower average debt levels, due to term loan prepayments throughout 2009, as well as the 2010 prepayment of our $900 million loan from Abbott Laboratories and a slight decrease in our average borrowing rate. Our average borrowing rate was 6.0 percent in 2010 and 6.1 percent in 2009. In addition, our 2010 interest expense included $15 million of write-offs of debt issuance costs and impacts of the early termination of interest rate derivative contracts, as compared to $34 million in 2009. These decreases were partially offset by the write-off of the remaining $10 million discount attributable to the Abbott loan upon prepayment.

Other, net
Our other, net reflected income of $19 million in 2011, expense of $14 million in 2010, and expense of $7 million in 2009. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2011	2010	2009
Interest income	$7	$13	$7
Foreign currency losses	(12)	(9)	(5)
Net gains (losses) on investments	27	(12)	3
Other expense, net	(3)	(6)	(12)
	$19	$(14)	$(7)

During 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we held prior equity interests. Partially offsetting these gains were net losses of $11 million in 2011 and net losses of $12 million in 2010, relating to the write-down of investments in our portfolio. The acquisition-related credit is excluded by management for purposes of evaluating operating performance.
Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2011	2010	2009
Reported tax rate	31.3%	0.2%	(21.6)%
Impact of certain receipts/charges*	(12.0)%	18.0%	39.1%
	19.3%	18.2%	17.5%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2011, as compared to 2010, and 2009, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, a non-deductible goodwill impairment charge, other intangible asset impairment charges and restructuring-, litigation- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets, changes in various state tax laws, the resolution of various uncertain tax positions resulting from closing agreements with the Internal Revenue Service (IRS), the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions, and the finalization of our 2010 U.S. Federal tax return. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. In 2010, our reported tax rate was also affected by discrete tax items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case and the resolution of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case. In 2009, these receipts and charges included intangible asset impairment charges, purchased research and development charges, restructuring and litigation-related net charges, a favorable tax ruling on a divestiture-related gain recognized in a prior period, and discrete tax items associated primarily with resolutions of uncertain tax positions related to audit settlements and changes in estimates for tax benefits claimed related to prior periods.
We have received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
We believe we have meritorious defenses for our tax filings and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources
As of December 31, 2011, we had $267 million of cash and cash equivalents on hand, comprised of $78 million invested in money market and government funds, $88 million invested in short-term time deposits, and $101 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.0 billion revolving credit facility and $350 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(in millions)	2011	2010	2009
Cash provided by operating activities	$1,008	$325	$835
Cash provided by (used for) investing activities	769	(480)	(793)
Cash used for financing activities	(1,721)	(496)	(820)
Operating Activities
During 2011, we generated $1.008 billion from operating activities, as compared to $325 million in 2010, an increase of $683 million. This increase was driven primarily by lower litigation-related payments of approximately $1.3 billion. Our 2011 litigation-related payments primarily consisted of a payment of $296 million to the DOJ; during 2010, we made payments of $1.725 billion to Johnson & Johnson related to a patent litigation settlement and received $104 million in connection with a litigation settlement with Medinol. Our cash provided by operating activities in 2011 also included proceeds of approximately $80 million related to the termination of our outstanding interest rate derivative contracts and the receipt of a $75 million manufacturing cost true-up payment from Abbott in accordance with our supply agreement. Partially offsetting these items was lower operating profit in 2011 and higher tax-related net cash outflows of approximately $400 million during 2011, primarily due to federal tax refunds received in 2010. In addition, our 2010 cash flows include the receipt of a $250 million milestone payment from Abbott.
Our 2010 operating cash flows were $510 million lower than our 2009 operating cash flows. This was primarily due to net legal payments of approximately $1.621 billion in 2010, as compared to approximately $837 million of legal payments in 2009. This increase in cash outflows for legal payments was partially offset by the receipt of a $250 million milestone payment from Abbott in 2010.
Investing Activities
During 2011, cash provided by investing activities was comprised primarily of proceeds from the sale of our Neurovascular business to Stryker. We received $1.440 billion of net cash proceeds during 2011 related to the sale of this business. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed during 2013. This cash inflow was partially offset by payments of $370 million for acquisitions consummated during 2011; and capital expenditures, net of proceeds on sales of fixed assets, of $288 million. Our capital expenditures in 2011 included investments to automate our distribution facilities and to enhance our manufacturing capabilities to support continued growth in our business units. We expect to incur total capital expenditures of approximately $300 million during 2012.
During 2010, our investing activities were comprised primarily of capital expenditures of $272 million, as well as payments of approximately $200 million to acquire Asthmatx, Inc. and certain other strategic assets.
During 2009, our investing activities included $523 million of payments related to prior period acquisitions. Our investing activities in 2009 also included capital expenditures of $312 million, payments for investments in privately held companies, and acquisitions of businesses and certain technology rights of $54 million, which were offset by proceeds from the sale of investments in, and collection of notes receivable from, certain publicly traded and privately held companies, of $91 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our 2011 consolidated financial statements included in Item 8 of this Annual Report.
Debt
We made payments on debt, net of proceeds from borrowings, of $1.250 billion in 2011, $527 million in 2010, and $853 million in 2009. We had total debt of $4.261 billion as of December 31, 2011 and $5.438 billion as of December 31, 2010. During 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity. The debt maturity schedule for the significant components of our debt obligations as of December 31, 2011 is as follows:

	Payments due by Period
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	4,200
			$600	$1,250	$600	$1,750	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating; and in February 2012, Moody’s Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating. In addition, Standard & Poor's Ratings Services has maintained an investment-grade corporate credit rating for us since 2009. We believe these rating improvements reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals.
Term Loan and Revolving Credit Facility
During 2011, we prepaid the remaining $1.0 billion of our term loan maturities without premium or penalty.
We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (2.05 percent, as of December 31, 2011). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.45 percent, as of December 31, 2011). The Fitch upgrade resulted in a slightly favorable reduction in the facility fee and the interest rate on the facility during 2011. Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of December 31, 2011 or December 31, 2010.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of December 31, 2011
Maximum leverage ratio (1)	3.5 times	1.6 times
Minimum interest coverage ratio (2)	3.0 times	9.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our 2011 Restructuring plan. As of December 31, 2011, we had $341 million of the combined restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of December 31, 2011, we had $1.813 billion of the combined legal payment exclusion remaining.
As of and through December 31, 2011, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of December 31, 2011 and $4.450 billion as of December 31, 2010. In January 2011, we paid $250 million of our senior notes at maturity.

Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In August 2011, we extended the maturity of this facility to August 2012. There were no amounts borrowed under this facility as of December 31, 2011 or December 31, 2010.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 330 million Euro (translated to approximately $430 million as of December 31, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $390 million of receivables as of December 31, 2011 at an average interest rate of 3.3 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. The European sovereign debt crisis may impact our future ability to transfer receivables to third parties in certain Southern European countries. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding. Within Italy, Spain, and Portugal the number of days our receivables are outstanding has continued to increase. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain and Portugal accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring providers and financing arrangements to mitigate our credit exposure to receivables in this region. During the first quarter of 2011, the Greek government converted a significant portion of our outstanding receivables into bonds, which we monetized during the first quarter and reduced our credit exposure in this country.
In addition, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $240 million as of December 31, 2011). We de-recognized $188 million of notes receivable as of December 31, 2011 at an average interest rate of 1.7 percent and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets included in Item 8 of this Annual Report.
Equity
During 2011, we received $21 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $31 million in 2010, and $33 million in 2009. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
In May 2011, our Board of Directors and shareholders approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing the issuance of up to approximately 145 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units, options to acquire our common stock, stock appreciation rights, performance awards and other stock and non-stock awards. In addition, in July 2011, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved approximately 37 million shares remaining under a previous share repurchase program. Any repurchased shares may be used for general corporate purposes. During 2011, we repurchased 82 million shares of our common stock for approximately $492 million, pursuant to our share repurchase authorizations. As of December 31, 2011, we had $508 million remaining authorization under our 2011 share repurchase program and 37 million shares authorized under our previous share repurchase programs.
Stock-based compensation expense related to our stock ownership plans was $128 million in 2011, $150 million in 2010, and $144 million in 2009. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.
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

Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2011.

	Payments Due by Period
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations			$600	$1,250	$600	$1,750	$4,200
Interest payments (1)	$254	$249	227	173	128	1,128	2,159
Operating lease obligations (1)	73	54	35	25	22	38	247
Purchase obligations (1)	245	13	7	5	2		272
Minimum royalty obligations (1)	2	2	1	1	1	2	9
Unrecognized tax benefits	25						25
	$599	$318	$870	$1,454	$753	$2,918	$6,912

(1)
In accordance with generally accepted accounting principles in the United States, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.

The amounts in the table above with respect to operating lease obligations represent amounts pursuant to contractual arrangements for the lease of property, plant and equipment used in the normal course of business. Purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. Royalty obligations reported above represent minimum contractual obligations under our current royalty agreements. The table above does not reflect unrecognized tax benefits of $1.230 billion, the timing of which is uncertain. Refer to Note J – Income Taxes to our 2011 consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.
Certain of our acquisitions involve the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note B – Acquisitions to our 2011 consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with prior acquisitions and the fair value of our contingent consideration liabilities as of December 31, 2011.

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

In particular, although we have resolved multiple litigation matters with Johnson & Johnson, and have recently received several favorable court rulings, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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
We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for legal matters that are probable and estimable was $299 million as of December 31, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the DOJ in order resolve the U.S. government investigation of Guidant Corporation related to product advisories issued in 2005. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our 2011 consolidated financial statements included in Item 8 of this Annual Report.
Critical Accounting Estimates
Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). We describe these accounting polices in Note A–Significant Accounting Policies to our 2011 consolidated financial statements included in Item 8 of this Annual Report.
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
Revenue Recognition
We allow our customers to return defective, damaged and, in certain cases, expired products for credit. We base our estimate for sales returns upon historical trends and record these amounts as a reduction of revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount to be returned when the next-generation products are shipped to the customer. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to sales returns and could cause actual returns to differ from these estimates.

Many of our CRM product offerings combine the sale of a device with our LATITUDE® Patient Management System, which represents a future service obligation. For revenue arrangements with multiple deliverables, where the sale of a device is combined with a future service obligation, we defer revenue on the undelivered element and recognize this revenue over the related service period. We do not have vendor specific objective evidence of selling price available related to our future service obligations; therefore, we determine our estimates of selling price using third party evidence when available; otherwise, we use our best estimate of selling price. We allocate arrangement consideration using the relative selling price method. The use of alternative estimates of fair value could result in a different amount of revenue deferral.
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
Valuation of Intangible Assets and Contingent Consideration Liabilities
We base the fair value of identifiable intangible assets acquired in a business combination, including purchased research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the discounted fair value of the estimated additional consideration we may be obligated to make in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections; growth rates; cash flows and discount rates and alternative estimated useful life assumptions, or probabilities surrounding the achievement of clinical, regulatory or revenue-based milestones could result in different purchase price allocations, amortization expense, and contingent consideration expense in current and future periods.
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
Goodwill Valuation
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2011 annual impairment assessment, we identified six reporting units within the U.S., including our CRM, Neuromodulation, Endoscopy, Urology/Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, which in aggregate make up the U.S. reportable segment. In addition, we identified four international reporting units, including EMEA, Japan, Asia Pacific and the Americas. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2011, 2010, and 2009, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
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
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $780 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.4 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of December 31, 2011. As of the most recent annual assessment as of April 1, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, including increases to the reporting unit carrying value, may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. During the third and fourth quarters of 2011, we closely monitored these key variables and other factors and determined that we were not required to perform an interim impairment test. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. See Note D – Goodwill and Other Intangible Assets to our 2011 consolidated financial statements included in Item 8 of this Annual Report for further discussion of our 2011 and 2010 goodwill impairment charges, as well as a discussion of future events that could have a negative impact on the fair value of these reporting units.
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
New Accounting Pronouncements
Standards Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position for the year ended December 31, 2011.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we included relevant disclosures beginning in our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to our 2011 consolidated financial statements included in Item 8 of this Annual Report for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note I – Supplemental Balance Sheet Information to our 2011 consolidated financial statements included in Item 8 of this Annual Report for a rollforward of our allowance for doubtful accounts during the year ended December 31, 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We were required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29.
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
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive

Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.
ASC Update No. 2011-08
In September 2011, the FASB issued ASC Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The "more likely than not" threshold is defined as having a likelihood of more than 50 percent. We are required to adopt Update No. 2011-08 for our first quarter ending March 31, 2012 and do not believe its adoption will have a significant impact on our future results of operations or financial position.

Additional Information

Use of Non-GAAP Financial Measures Used by Boston Scientific

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

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Annual Report.

Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from our operating segments' measures of profit or loss. These adjustments are excluded from the segment measures that are reported to our chief operating decision maker and are used to make operating decisions and assess performance.

We believe that presenting adjusted net income, adjusted net income per share, and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates in addition to the corresponding GAAP financial measures provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash net write-downs of our goodwill balance attributable to our U.S. Cardiac Rhythm Management business, as well as certain intangible asset balances. We remove the impact of these charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded from the measures management uses to set employee compensation. Accordingly, we have excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition-related (credits) charges - These adjustments consist of (a) acquisition-related gains on previously held equity interests, (b) contingent consideration fair value adjustments, (c) a gain on an acquisition-related milestone receipt, (d) due diligence, other fees and exit costs, and (e) an inventory step-up adjustment. The acquisition-related gains on previously held equity interests is a non-recurring benefit associated with acquisitions completed in the first quarter of 2011. The contingent consideration adjustments are non-cash charges representing accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. The gain on an acquisition-related milestone resulted from a 2010 receipt related to Guidant Corporation's sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories, and is not indicative of future operating results. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior acquisitions that are not representative of on-going operations. The inventory step-up adjustment is a non-cash charge related to acquired inventory directly attributable to prior acquisitions and is not indicative of our on-going operations, or on-going cost of products sold. Accordingly, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Divestiture-related (credits) charges - These amounts represent (a) gains resulting from business divestitures and (b) fees and separation costs associated with business divestitures. We completed the sale of our Neurovascular business in January 2011 and the resulting gain is not indicative of future operating performance and is not used by management to assess operating performance. Fees and separation costs represent those associated with the divestiture of our Neurovascular business and are not representative of on-going operations. Accordingly, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related costs - These adjustments represent primarily severance, costs to transfer production lines from one facility to another, and other direct costs associated with our 2011 Restructuring plan, 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan. These expenses are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, we excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Litigation-related charges (credits) - These amounts are primarily attributable to certain significant legal and product liability charges and gains. These charges and gains are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of intangible asset impairment charges; acquisition-, divestiture-, restructuring- or litigation-related charges (credits). These adjustments do not reflect expected on-going operating results. Accordingly, we excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Amortization expense - Amortization expense is a non-cash charge and does not impact our liquidity or compliance with the covenants included in our credit facility agreement. We remove the impact of amortization from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for measuring our ability to generate cash and invest in our growth. Therefore, amortization expense is excluded from management's assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, we have excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance, particularly in terms of liquidity.

Regional and Divisional Revenue Growth Rates Excluding the Impact of Changes in Foreign Currency Exchange Rates

•
Changes in foreign currency exchange rates - The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, we excluded the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Management’s Annual Report on Internal Control over Financial Reporting
As the management of Boston Scientific Corporation, we are responsible for establishing and maintaining adequate internal control over financial reporting. We designed our internal control process to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ William H. Kucheman	/s/ Jeffrey D. Capello

William H. Kucheman	Jeffrey D. Capello
Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation
We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Boston Scientific Corporation and our report dated February 17, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts

February 17, 2012

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.297 billion as of December 31, 2011 and $5.077 billion as of December 31, 2010. We recorded $87 million of other assets and $131 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2011, as compared to $82 million of other assets and $189 million of other liabilities as of December 31, 2010. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $230 million as of December 31, 2011 and $297 million as of December 31, 2010. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $281 million as of December 31, 2011 and by $363 million as of December 31, 2010. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $850 million in the first quarter of 2011 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the third quarter of 2011. We had no interest rate derivative instruments outstanding as of December 31, 2011 and December 31, 2010. As of December 31, 2011, $4.257 billion of our outstanding debt obligations was at fixed interest rates, representing nearly 100 percent of our total debt.
See Note E – Fair Value Measurements to our 2011 consolidated financial statements contained in Item 8 of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation
We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

February 17, 2012

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
in millions, except per share data	2011	2010	2009

Net sales	$7,622	$7,806	$8,188
Cost of products sold	2,659	2,599	2,576
Gross profit	4,963	5,207	5,612

Operating expenses:
Selling, general and administrative expenses	2,487	2,580	2,635
Research and development expenses	895	939	1,035
Royalty expense	172	185	191
Loss on program termination			16
Amortization expense	421	513	511
Goodwill impairment charges	697	1,817
Intangible asset impairment charges	21	65	12
Purchased research and development			21
Contingent consideration expense	7	2
Acquisition-related milestone		(250)
Restructuring charges	89	116	63
Litigation-related charges (credits)	48	(104)	2,022
Gain on divestiture	(778)
	4,059	5,863	6,506
Operating income (loss)	904	(656)	(894)

Other income (expense):
Interest expense	(281)	(393)	(407)
Other, net	19	(14)	(7)
Income (loss) before income taxes	642	(1,063)	(1,308)
Income tax expense (benefit)	201	2	(283)
Net income (loss)	$441	$(1,065)	(1,025)

Net income (loss) per common share — basic	$0.29	$(0.70)	$(0.68)
Net income (loss) per common share — assuming dilution	$0.29	$(0.70)	$(0.68)

Weighted-average shares outstanding
Basic	1,509.3	1,517.8	1,507.9
Assuming dilution	1,519.0	1,517.8	1,507.9

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
in millions, except share and per share data	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$267	$213
Trade accounts receivable, net	1,246	1,320
Inventories	931	894
Deferred income taxes	458	429
Assets held for sale		576
Prepaid expenses and other current assets	203	183
Total current assets	3,105	3,615
Property, plant and equipment, net	1,670	1,697
Goodwill	9,761	10,186
Other intangible assets, net	6,473	6,343
Other long-term assets	281	287
TOTAL ASSETS	$21,290	$22,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$4	$504
Accounts payable	203	184
Accrued expenses	1,327	1,626
Other current liabilities	273	295
Total current liabilities	1,807	2,609
Long-term debt	4,257	4,934
Deferred income taxes	1,865	1,644
Other long-term liabilities	2,008	1,645

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,531,006,390 shares as of December 31, 2011 and 1,520,780,112 shares as of December 31, 2010	15	15
Treasury stock, at cost - 81,950,716 shares as of December 31, 2011	(492)
Additional paid-in capital	16,349	16,232
Accumulated deficit	(4,381)	(4,822)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustment	(58)	(50)
Unrealized loss on derivative financial instruments	(48)	(65)
Unrealized costs associated with certain retirement plans	(32)	(14)
Total stockholders’ equity	11,353	11,296
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$21,290	$22,128
See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
				Additional		Other	Comprehensive
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive	Income
	Shares Issued	Par Value	Stock	Capital	Deficit	Income (Loss)	(Loss)
Balance as of January 1, 2009	1,501,635,679	$15		$15,944	$(2,732)	$(53)
Comprehensive income
Net loss					(1,025)		$(1,025)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment						21	21
Net change in derivative financial instruments						(11)	(11)
Impact of stock-based compensation plans, net of tax	9,118,255			142
Balance as of December 31, 2009	1,510,753,934	$15		$16,086	$(3,757)	$(43)	$(1,015)
Comprehensive income
Net loss					(1,065)		$(1,065)
Other comprehensive loss, net of tax
Foreign currency translation adjustment						(58)	(58)
Net change in derivative financial instruments						(28)	(28)
Impact of stock-based compensation plans, net of tax	10,026,178			146
Balance as of December 31, 2010	1,520,780,112	$15		$16,232	$(4,822)	$(129)	$(1,151)
Comprehensive income
Net income					441		$441
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment						(8)	(8)
Net change in derivative financial instruments						17	17
Net change in certain retirement plans						(18)	(18)
Impact of stock-based compensation plans, net of tax	10,226,278			117
Acquisition of treasury stock			$(492)
Balance as of December 31, 2011	1,531,006,390	$15	$(492)	$16,349	$(4,381)	$(138)	$432

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2011	2010	2009
Operating Activities
Net income (loss)	$441	$(1,065)	$(1,025)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Gain on sale of businesses	(778)
Depreciation and amortization	717	816	834
Deferred income taxes	46	(110)	(64)
Stock-based compensation expense	128	150	144
Goodwill impairment charges	697	1,817
Intangible asset impairment charges	21	65	12
Net (gains) losses on investments and notes receivable	(27)	12	(9)
Purchased research and development			21
Contingent consideration expense	7	2
Other, net	(7)	11	(3)
Increase (decrease) in cash flows from operating assets and liabilities:
Trade accounts receivable	42	52	1
Inventories	(54)	(5)	(92)
Other assets	(60)	132	276
Accounts payable and accrued expenses	(271)	(1,148)	462
Other liabilities	106	(404)	278
Cash provided by operating activities	1,008	325	835

Investing Activities
Property, plant and equipment
Purchases of property, plant and equipment, net of proceeds	(304)	(272)	(312)
Proceeds on disposals	16	5	5
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(370)	(199)	(4)
Contingent payments related to acquisitions	(7)	(12)	(523)
Divestitures
Proceeds from business divestitures, net of costs	1,440
Other investing activity
Payments for investments and acquisitions of certain technologies	(11)	(6)	(50)
Proceeds from investments and collections of notes receivable	5	4	91
Cash provided by (used for) investing activities	769	(480)	(793)

Financing Activities
Debt
Proceeds from long-term borrowings, net of debt issuance costs		973	1,972
Payments on long-term borrowings	(1,250)	(1,500)	(2,825)
Proceeds from borrowings on credit facilities	565	200
Payments on borrowings from credit facilities	(565)	(200)
Equity
Payments for acquisitions of treasury stock	(492)
Proceeds from issuances of shares of common stock	21	31	33
Cash used for financing activities	(1,721)	(496)	(820)

Effect of foreign exchange rates on cash	(2)		1

Net increase (decrease) in cash and cash equivalents	54	(651)	(777)
Cash and cash equivalents at beginning of period	213	864	1,641
Cash and cash equivalents at end of period	$267	$213	$864

Supplemental Information
Cash paid (received) for income taxes, net	$138	$(286)	$46
Cash paid for interest	277	328	364
Fair value of contingent consideration recorded	287	75

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have significant interests in any VIEs and therefore did not consolidate any VIEs during the years ended December 31, 2011, 2010, and 2009.
On January 3, 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We are providing transitional services to Stryker through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective through the end of 2012, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation and, therefore, the results of the Neurovascular business are included in our results of operations for all periods presented. Refer to Note C – Divestitures and Assets Held for Sale for a description of this business divestiture.
Basis of Presentation
The accompanying consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Article 10 of Regulation S-X.
We have reclassified certain prior year amounts to conform to the current year’s presentation, including those to reclassify certain balances to ‘assets held for sale’ classification. See Note C – Divestitures and Assets Held for Sale, Note D – Goodwill and Other Intangible Assets, Note I – Supplemental Balance Sheet Information, and Note O – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note K– Commitments and Contingencies and Note F - Borrowings and Credit Arrangements for more information.
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
We record available-for-sale investments at fair value and exclude unrealized gains and temporary losses on available-for-sale securities from earnings, reporting such gains and losses, net of tax, as a separate component of stockholders’ equity, until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We had no held-to-maturity or trading securities during 2011, 2010 and 2009.
Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institution and generally do not require collateral. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on historical information and management's best estimates. Amounts determined to be uncollectible are written off against this reserve. We recorded write-offs of uncollectible accounts receivable of $13 million in 2011, $15 million in 2010, and $14 million in 2009. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2011, 2010, or 2009; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.
We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Spain and Portugal are subject to an increasing number of days outstanding prior to payment due to the fiscal and debt crises in these countries. Historically, receivable balances with certain publicly-owned hospitals in these countries accumulate over a period of time and are then subsequently settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2011, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write-offs of uncollectible amounts may increase. As of December 31, 2011, our net receivables in these countries greater than 180 days past due totaled $43 million, of which $19 million were past due greater than 365 days.

Revenue Recognition
We generate revenue primarily from the sale of single-use medical devices, and present revenue net of sales taxes in our consolidated statements of operations. We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless a consignment arrangement exists or we are required to provide additional services, and provided we can form an estimate for sales returns. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE® Patient Management System, which represents a future service obligation. For revenue arrangements with multiple deliverables, where the sale of a device is combined with a future service obligation, we defer revenue on the undelivered element and recognize this revenue over the related service period. We do not have vendor specific objective evidence of selling price available related to our future service obligations; therefore, we determine our estimates of selling price using third party evidence when available; otherwise, we use our best estimate of selling price. We allocate arrangement consideration using the relative selling price method.
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
Warranty Obligations
We offer warranties on certain of our product offerings. Approximately 85 percent of our warranty liability as of December 31, 2011 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary.
Changes in our product warranty accrual during 2011, 2010, and 2009 consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$43	$55	$62
Provision	9	15	29
Settlements/ reversals	(22)	(27)	(36)
Ending balance	$30	$43	$55
Inventories
We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory. Approximately 40 percent of our finished goods inventory as of December 31, 2011 and 2010 was at customer locations pursuant to consignment arrangements.
Property, Plant and Equipment
We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to ten year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $296 million in 2011, $303 million in 2010, and $323 million in 2009.
Valuation of Business Combinations
We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets and purchased research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination, including purchased research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of clinical, regulatory or revenue-based milestones could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative costs.
In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. For acquisitions consummated prior to January 1, 2009, we will continue to record contingent consideration as an additional element of cost of the acquired entity when the contingency is resolved and consideration is issued or becomes issuable.
Purchased Research and Development
Our purchased research and development represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify purchased research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated purchased research and development intangible asset.
We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. We apply a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition. We believe that the estimated in-process research and development amounts so determined represent the fair value and do not exceed the amount a third party would pay for the projects. However, if the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisition as a whole.
We test our purchased research and development intangible assets acquired in a business combination for impairment at least annually during the third quarter, and more frequently if events or changes in circumstances indicate that the assets may be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If the carrying amount exceeds its fair value, we would record an impairment loss in an amount equal to the excess.
For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date.
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
We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. However, we believe our assumptions and estimates are accurate and represent our best estimates. See Note D - Goodwill and Other Intangible Assets for more information related to impairments of intangible assets during 2011, 2010, and 2009.
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
Goodwill Valuation
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2011 annual impairment assessment, we identified six reporting units within the U.S., including our CRM, Neuromodulation, Endoscopy, Urology/Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, which in aggregate make up the U.S. reportable segment. In addition, we identified four international reporting units, including EMEA, Japan, Asia Pacific and the Americas. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2011, 2010, and 2009, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
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
If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test. See Note D - Goodwill and Other Intangible Assets for discussion of our 2011 and 2010 goodwill impairment charges.
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
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that we accounted for under the equity method of accounting was $7 million as of December 31, 2011 and 2010. We account for investments in entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investments was $16 million as of December 31, 2011 and $43 million as of December 31, 2010. In addition, we had notes receivable from certain portfolio companies of $44 million as of December 31, 2011 and $40 million as of December 31, 2010.
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
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations are $10.346 billion as of December 31, 2011 and $9.193 billion as of December 31, 2010.
We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. Although we believe our estimates are reasonable, the final outcome of open tax matters may be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results. See Note J - Income Taxes for further information and discussion of our income tax provision and balances.
Legal, Product Liability Costs and Securities Claims
We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties, and administrative remedies. We are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value, and capitalize these amounts as assets if the license will provide an on-going future benefit. See Note K - Commitments and Contingencies for discussion of our individual material legal proceedings.
Costs Associated with Exit Activities
We record employee termination costs in accordance with ASC Topic 712, Compensation - Nonretirement and Postemployment

Benefits, if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our domestic severance policy or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested, the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. We record such costs into expense over the employee’s future service period, if any. In addition, in conjunction with an exit activity, we may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and impairments of long-lived assets, and are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant, and Equipment.
Translation of Foreign Currency
We translate all assets and liabilities of foreign subsidiaries from local currency into U.S. dollars using the year-end exchange rate, and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive loss. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. We did not record any highly inflationary economy translation adjustments in 2011, 2010 or 2009.
Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments. We recognized net foreign currency transaction losses of $12 million in 2011, $9 million in 2010, and $5 million in 2009.
Financial Instruments
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging, and we present assets and liabilities associated with our derivative financial instruments on a gross basis in our financial statements. In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815. Refer to Note E – Fair Value Measurements for more information on our derivative instruments.
Shipping and Handling Costs
We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $100 million in 2011, $88 million in 2010, and $82 million in 2009 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Research and Development
We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Purchased Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations and asset purchases.
Employee Retirement Plans
In connection with our 2006 acquisition of Guidant Corporation, we sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which are maintained in a trust, consist primarily of equity and fixed-income instruments. Further, we sponsor the Guidant Supplemental Retirement Plan, a frozen, nonqualified defined benefit plan for certain former officers and employees of Guidant. The Guidant Supplemental Retirement Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. In addition, certain current and former employees of Guidant are eligible to receive a portion of their healthcare retirement benefits under a frozen defined benefit plan.
In addition, we maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and division presidents.

Participants may retire with unreduced benefits once retirement conditions have been satisfied. We also maintain retirement plans covering certain international employees.
We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income. The outstanding obligation as of December 31, 2011 and 2010 is as follows:

	As of December 31, 2011			As of December 31, 2010
(in millions)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized
Executive Retirement Plan	$14		$14	$11		$11
Guidant Retirement Plan (frozen)	118	$75	43	101	$77	24
Guidant Supplemental Retirement Plan (frozen)	32		32	30		30
Guidant Healthcare Retirement Benefit Plan (frozen)	10		10	10		10
International Retirement Plans	75	40	35	72	36	36
	$249	$115	$134	$224	$113	$111
The value of the Rabbi Trust assets used to pay the Guidant Supplemental Retirement Plan benefits included in our accompanying consolidated financial statements was approximately $25 million as of December 31, 2011 and $30 million as of December 31, 2010.
The critical assumptions associated with our employee retirement plans as of December 31, 2011 are as follows:

			Long-Term Healthcare	Rate of
	Discount Rate	Expected Return on Plan Assets	Cost Trend Rate	Compensation Increase
Executive Retirement Plan	4.50%			3.00%
Guidant Retirement Plan (frozen)	5.00%	7.50%
Guidant Supplemental Retirement Plan (frozen)	4.75%
Guidant Healthcare Retirement Benefit Plan (frozen)	4.25%		5.00%
International Retirement Plans	1.25% - 5.20%	2.50% - 4.10%		3.00%
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
A rollforward of the changes in the fair value of plan assets for our funded retirement plans during 2011 and 2010 is as follows:

	Year Ended December 31,
(in millions)	2011	2010
Beginning fair value	$113	$96
Actual return on plan assets	—	8
Employer contributions	17	19
Benefits paid	(13)	(14)
Net transfers in (out)	(3)	1
Foreign currency exchange	1	3
Ending fair value	$115	$113
We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match employee contributions equal to 200 percent for employee contributions up to two percent of pre-tax employee compensation, and fifty percent for employee contributions greater than two percent, but not exceeding six percent, of pre-tax employee compensation. Total expense for our matching contributions to the plan was $65 million in 2011, $64 million in 2010, and $71 million in 2009.
Net Income (Loss) per Common Share

We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.

NOTE B – ACQUISITIONS
During 2011 and 2010, we completed several acquisitions as part of our priority growth initiatives, targeting the areas of structural heart therapy, deep-brain stimulation, peripheral vascular disease, atrial fibrillation, and endoscopic pulmonary intervention. We did not consummate any material acquisitions during 2009.
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the years ended December 31, 2011 and 2010.
2011 Acquisitions
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Sadra is developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market, and TAVR is one of the fastest growing medical device markets. We are integrating the operations of the Sadra business into our Interventional Cardiology business. Total consideration includes a net cash payment of $193 million at closing to acquire the remaining 86 percent of Sadra and potential payments up to $193 million through 2016 that are contingent upon the achievement of certain regulatory- and revenue-based milestones.
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Intelect is developing advanced visualization and programming technology for deep-brain stimulation. We have integrated the operations of the Intelect business into our Neuromodulation business. The acquisition was intended to leverage the core architecture of our VerciseTM platform and advance our technology in the field of deep-brain stimulation. We paid $60 million at the closing of the transaction using cash on hand to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
ReVascular Therapeutics, Inc.
On February 15, 2011, we completed the acquisition of 100 percent of the fully diluted equity of ReVascular Therapeutics, Inc. (RVT). RVT has developed the TRUEPATH™ intraluminal chronic total occlusion crossing device enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. This acquisition complements our portfolio of devices for lower extremity peripheral artery disease and we have integrated the operations of RVT into our Peripheral Interventions business. Total consideration includes a cash payment of $19 million at closing of the transaction and potential payments of up to $16 million through 2014 that are contingent upon the achievement of certain regulatory- and commercialization-based milestones and revenue.
Atritech, Inc.
On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. Atritech has developed a device designed to close the left atrial appendage of the heart. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We are integrating the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device. Total consideration includes a net cash payment of $98 million at closing of the transaction and potential payments up to $275 million through 2015 that are contingent upon achievement of certain regulatory-based milestones and revenue.

Purchase Price Allocation
The components of the aggregate purchase price as of the acquisition date for acquisitions consummated in 2011 are as follows (in millions):

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
Prior to our acquisition of the remaining equity ownership in Sadra and Intelect, we held equity interests in these companies of 14 percent and 15 percent, respectively, carried at an aggregate value of $11 million, and a note receivable carried at a value of $6 million. As a result of re-measuring these previously held investments to fair value, estimated at $55 million as of the respective acquisition dates, we recorded a gain of $38 million in other, net in the accompanying consolidated statements of operations during the first quarter of 2011. We measured the fair values of the previously held investments based on a pro-rata allocation of the consideration paid for the controlling interests acquired less an estimated minority interest discount in certain circumstances after considering previous financing rounds and liquidation preferences of the equity interests.
The following summarizes the aggregate purchase price allocation as of December 31, 2011 (in millions):

Goodwill	$266
Amortizable intangible assets	97
Indefinite-lived intangible assets	470
Deferred income taxes	(121)
$712
We allocated the aggregate purchase price to specific intangible asset categories as of December 31, 2011 as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology-related	97	7.4	22.6% - 25.0%

Indefinite-lived intangible assets
Purchased research and development	470		23.6% - 30.0%
	$567

Our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. The technology-related intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives.

Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. During the second quarter of 2011, as a result of changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects, we tested the related intangible assets for impairment and recorded a $12 million intangible asset impairment charge. We performed our annual impairment testing during the third quarter of 2011 and did not identify any in-process research and development assets acquired whose carrying values exceeded their fair values.
We estimate that the total cost to complete the in-process research and development programs acquired in 2011 is between $150 million and $200 million and we expect material net cash inflows from the products in development to commence in 2014-2016, following the respective launches of these technologies in the U.S. and our Europe/Middle East/Africa (EMEA) region. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives.
We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is non-deductible for tax purposes. Goodwill was established due primarily to revenue and cash flow projections associated with future technologies, as well as synergies expected to be gained from the integration of these businesses into our existing operations.
2010 Acquisitions
Asthmatx, Inc.
On October 26, 2010, we completed the acquisition of 100 percent of the fully diluted equity of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The acquisition was intended to broaden and diversify our product portfolio by expanding into the area of endoscopic pulmonary intervention. We are integrating the operations of the Asthmatx business into our Endoscopy business. Total consideration includes a net cash payment of $194 million at closing of the transaction and potential payments up to $250 million that are contingent upon the achievement of certain revenue-based milestones.
As of the acquisition date, we recorded a contingent liability of $54 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of Asthmatx upon the achievement of certain revenue-based milestones. The acquisition agreement provides for payments on product sales using technology acquired from Asthmatx of up to $200 million through December 2016 and, in addition to a one-time revenue-based milestone payment of $50 million, no later than 2019.
The acquisition date fair value of the contingent consideration liability associated with the $200 million of potential payments was estimated by discounting, to present value, the contingent payments expected to be made based on our estimates of the revenues expected to result from the acquisition. We used a risk-adjusted discount rate of 20 percent to reflect the market risks of commercializing this technology, which we believe is appropriate and representative of market participant assumptions. For the $50 million milestone payment, we used a probability-weighted scenario approach to determine the fair value of this obligation using internal revenue projections and external market factors. We applied a rate of probability to each scenario, as well as a risk-adjusted discount factor, to derive the estimated fair value of the contingent consideration as of the acquisition date.

SI Therapies Ltd.

On November 3, 2010, we completed the acquisition of 100 percent of the fully diluted equity of SI Therapies Ltd. SI Therapies has developed the OFFROAD™ re-entry catheter to treat peripheral chronic total occlusions (CTOs). A CTO, which represents a complete artery blockage, typically cannot be treated with standard endovascular devices such as guidewires and other catheter-based technologies. A CTO device permits endovascular treatment in cases that otherwise might require a patient to undergo surgery or lower extremity amputation. This acquisition complements our portfolio of devices for lower extremity peripheral artery disease and we have integrated the operations of SI therapies into our Peripheral Interventions business. We paid approximately $5 million at the closing of the transaction using cash on hand, and may be required to pay future consideration up to $24 million that is contingent upon the achievement of certain commercial and revenue-based milestones.

The components of the purchase price as of the acquisition date for our 2010 acquisitions are as follows:

(in millions)	Total
Cash	$199
Fair value of contingent consideration	69
$268

The following summarizes the purchase price allocations:

(in millions)	Total
Goodwill	$81
Amortizable intangible assets	175
Indefinite-lived intangible assets	45
Other net assets	3
Deferred income taxes	(36)
$268

We allocated the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology-related	175	11.9	28.0% - 35.5%

Indefinite-lived intangible assets
Purchased research and development	45		29.0% - 36.0%
	$220
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
Purchased research and development represents the estimated fair value of acquired in-process research and development projects, including the second generation of the Alair® product, which have not yet reached technological feasibility. The indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with our accounting policies described in Note A- Significant Accounting Policies, and amortization of the purchased research and development will begin upon completion of the project. We estimate that the total cost to complete the in-process research and development programs acquired in 2010 is between $25 million to $35 million and we expect material net cash inflows from the products in development to commence in 2012-2016, following the respective launches of these technologies in the U.S. and our Europe/Middle East/Africa (EMEA) region.
We recorded the excess of the purchase price over the estimated fair values of the identifiable assets as goodwill, which is non-deductible for tax purposes. Goodwill was established due primarily to revenue and cash flow projections associated with future technology, as well as synergies expected to be gained from the integration of these businesses into our existing operations.
2009 Acquisitions
For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date. We recorded purchased research and development charges of $21 million in 2009, associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs, the transactions did not qualify as a business combination.

Contingent Consideration
Changes in our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2009	$(6)
Contingent consideration liability recorded	(75)
Fair value adjustments	(2)
Payments made	12
Balance as of December 31, 2010	$(71)
Contingent consideration liability recorded	(287)
Fair value adjustments	(7)
Payments made	7
Balance as of December 31, 2011	$(358)
During 2011, we recorded a net increase in the fair value of our contingent consideration liabilities of $7 million. This included a $20 million benefit related to the reduction in the fair value of a payment liability due to a revised estimate of the probability of achieving a future research and development milestone before a specified time period. We do not believe that this revised timing, or the factors causing the fair value adjustment of this contingent liability, will have a material impact on our future operations or cash flows. Included in the accompanying consolidated balance sheets is accrued contingent consideration of $358 million as of December 31, 2011, $71 million as of December 31, 2010 and $6 million as of December 31, 2009.
The maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions completed after January 1, 2009 is approximately $730 million.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system and we received the milestone payment from Abbott in the first quarter of 2010, which was recorded as a gain in the accompanying consolidated statements of operations.

NOTE C – DIVESTITURES AND ASSETS HELD FOR SALE
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion during 2011, and we will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. We are providing transitional services to Stryker through transition services agreements, and are also supplying products to Stryker through supply agreements. These transition services and supply agreements are expected to be effective through the end of 2012, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded revenue related to the Neurovascular business following its divestiture of $141 million, or approximately two percent of our consolidated net sales, as compared to 2010 revenues generated by the Neurovascular business of $340 million, or approximately four percent of our 2010 consolidated net sales. We continue to generate net sales pursuant to our supply agreements with Stryker; however, these net sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture.
In accordance with ASC Topic 360-10-45, Impairment or Disposal of Long Lived Assets, we presented separately the assets of the Neurovascular business to be transferred to Stryker as ‘assets held for sale’. Pursuant to the divestiture agreement, Stryker did not assume any liabilities recorded as of the closing date associated with the Neurovascular business. The assets held for sale as of December 31, 2010 attributable to the divestiture consisted of the following:

(in millions)	December 31, 2010
Inventories	$30
Property, plant and equipment, net	4
Goodwill	478
Other intangible assets, net	59
$571

We also classified as ‘assets held for sale’ certain property, plant and equipment unrelated to the Neurovascular business having a net book value of $5 million as of December 31, 2010. As of December 31, 2011, we did not have any ‘assets held for sale’.
We recorded a pre-tax gain of $778 million ($545 million after-tax) during 2011 associated with the transaction. We also have recorded a deferred gain of approximately $30 million, included in the accompanying consolidated balance sheets, which is being recognized upon the performance of certain activities under the transition services and supply agreements.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of December 31, 2011 and 2010 is as follows:

	As of December 31, 2011		As of December 31, 2010
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology - core	$6,786	$(1,722)	$6,658	$(1,424)
Technology - developed	1,037	(1,012)	1,026	(966)
Patents	539	(331)	527	(309)
Other intangible assets	808	(376)	808	(325)
	$9,170	$(3,441)	$9,019	$(3,024)
Unamortizable intangible assets
Goodwill	$14,888	$(5,127)	$14,616	$(4,430)
Technology - core	242		291
Purchased research and development	502		57
	$15,632	$(5,127)	$14,964	$(4,430)

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
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.
As a result of physician reaction to study results published by the Journal of the American Medical Association regarding evidence-

based guidelines for ICD implants and U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, among other factors, we estimated the U.S. CRM market would experience negative growth rates in 2011, as compared to 2010. Due to these estimated near-term market reductions, as well as the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business. The impact of the reduction in the size of the U.S. ICD market, and the related reduction in our forecasted 2011 U.S. CRM net sales, as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
In the second quarter of 2011, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.3 billion as of December 31, 2011. In accordance with ASC Topic 350, Intangibles – Goodwill and Other and our accounting policies, we tested our U.S. CRM amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2011, in conjunction with the goodwill impairment charge, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test performed during the second quarter of 2011 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to the second step of the impairment test.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $780 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.4 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of December 31, 2011. As of the most recent annual assessment as of April 1, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, including increases to the reporting unit carrying value, may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. During the third and fourth quarters of 2011, we closely monitored these key variables and other factors and determined that we were not required to perform an interim impairment test. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. Future events that could have a negative impact on the levels of excess fair value over carrying value of the reporting units include, but are not limited to:

•	decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions, and/or disruptive technology developments;

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•
the impacts of the European sovereign debt crisis, including greater-than-expected declines in pricing, reductions in procedural volumes, fluctuations in foreign exchange rates, or an inability to collect or factor our EMEA accounts receivable;

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

•
the level of success of on-going and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, and establishing government and third-party payer reimbursement, and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

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
At the time we performed our 2010 interim goodwill impairment test, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010 as a result of the ship hold and product removal actions, as compared to our market share exiting 2009, and that these actions would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. In addition, we expected that, our on-going U.S. CRM net sales and profitability would likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year discounted cash flow (DCF) model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the U.S. CRM reporting unit. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market-participant risk-adjusted weighted-average cost of capital (WACC) used in determining our discount rate.
Intangible Asset Impairment Charges
2011 Charges
During the third quarter of 2011, we recorded a $9 million intangible asset impairment charge attributable to lower projected cash flows associated with certain technologies. During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain purchased research and development projects. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows.
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
2009 Charges

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
The intangible asset category and associated write downs recorded in 2011, 2010 and 2009 were as:

	Year Ended December 31,
(in millions)	2011	2010	2009
Technology - developed		$18
Technology - core	$9	47	$10
Purchased research and development	12		2
	$21	$65	$12
Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio as of December 31, 2011 is as follows:

Estimated Amortization Expense
Fiscal Year	(in millions)

2012	$386
2013	410
2014	423
2015	421
2016	426
Our core technology that is not subject to amortization represents technical processes, intellectual property and/or institutional understanding acquired through business combinations that is fundamental to the on-going operations of our business and has no limit to its useful life. Our core technology that is not subject to amortization is comprised primarily of certain purchased stent and balloon technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine. We test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. In the fourth quarter of 2011, we began amortizing $45 million of our core technology that was previously not subject to amortization due to decreases in projected market size and cash flows. We amortize all other core technology over its estimated useful life.
Goodwill as of December 31, 2011 as allocated to our U.S., EMEA, Japan, and Inter-Continental reportable segments for purposes of our goodwill impairment testing is presented below. Our U.S. goodwill is further allocated to our U.S. reporting units for our goodwill testing in accordance with Topic 350.
The following is a rollforward of our goodwill balance by reportable segment:

(in millions)	United States	EMEA	Japan	Inter-Continental	Total
Balance as of January 1, 2010	$6,983	$3,875	$549	$529	$11,936
Purchase price adjustments	1	(2)	(1)	(1)	(3)
Goodwill acquired	22	44	3	4	73
Contingent consideration	7				7
Goodwill written off	(1,817)				(1,817)
Adjustments to goodwill classified as held for sale*	(7)	(2)		(1)	(10)
Balance as of December 31, 2010	$5,189	$3,915	$551	$531	$10,186
Purchase price adjustments	14	(10)	2		6
Goodwill acquired	161	99	1	5	266
Goodwill written off	(697)				(697)
Balance as of December 31, 2011	$4,667	$4,004	$554	$536	$9,761

*
As of December 31, 2010, in conjunction with the January 2011 sale of our Neurovascular business, we present separately the assets of the disposal group, including the related goodwill, as ‘assets held for sale’ within our accompanying consolidated balance sheets. As of December 31, 2011, we do not have any assets classified as held for sale. Refer to Note C – Divestitures and Assets Held for Sale for more information.

The 2010 and 2011 purchase price adjustments related primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.
The following is a rollforward of accumulated goodwill write-offs by reportable segment:

	United			Inter-
(in millions)	States	EMEA	Japan	Continental	Total
Accumulated write-offs as of January 1, 2010	$(2,613)				$(2,613)
Goodwill written off	(1,817)				(1,817)
Accumulated write-offs as of December 31, 2010	(4,430)				(4,430)
Goodwill written off	(697)				(697)
Accumulated write-offs as of December 31, 2011	$(5,127)				$(5,127)

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

Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of December 31, 2011 and December 31, 2010 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.088 billion as of December 31, 2011 and $2.679 billion as of December 31, 2010.
We recognized net losses of $95 million during 2011 on our cash flow hedges, as compared to $30 million of net losses during 2010 and $4 million of net gains during 2009. All currency cash flow hedges outstanding as of December 31, 2011 mature within 36 months. As of December 31, 2011, $52 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $71 million as of December 31, 2010. As of December 31, 2011, $36 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.209 billion as of December 31, 2011 and $2.398 billion as of December 31, 2010.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. In the first quarter of 2011, we entered interest rate derivative contracts having a notional amount of $850 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges.We terminated these hedges during the third quarter of 2011 and received total proceeds of approximately $80 million, which included approximately $5 million of accrued interest receivable. As of December 31, 2011, the carrying amount of our $850 million senior notes maturing in January 2020 include unamortized gains of $72 million, related to these terminated interest rate derivative contracts, which represents the effective portion of these contracts as of the termination date, less amounts amortized. We will recognize the unamortized gain in earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. We had no interest rate derivative contracts outstanding as of December 31, 2011 or December 31, 2010.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $1 million as of December 31, 2011 and $2 million as of December 31, 2010, and unamortized losses of $4 million as of December 31, 2011 and $5 million as of December 31, 2010, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $7 million as of December 31, 2011 and $8 million as of December 31, 2010. The gains that we recognized in earnings related to previously terminated interest rate derivatives were not material in 2011 or 2010. As of December 31, 2011, $9 million of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our interest rate derivative contracts terminated in 2011 and in prior years.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying consolidated statements of operations during 2011 and 2010 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Year Ended December 31, 2011
Interest rate hedge contracts		$1	Interest expense
Currency hedge contracts	$(66)	$(95)	Cost of products sold
	$(66)	$(94)
Year Ended December 31, 2010
Interest rate hedge contracts		$3	Interest expense
Currency hedge contracts	$(74)	(30)	Cost of products sold
	$(74)	$(27)

We recognized in earnings a $5 million gain related to the ineffective portion of hedging relationships during 2011, related to our interest rate derivative contracts. The amount of gain (loss) recognized in earnings was de minimis during 2010.

		Amount of Gain (Loss) Recognized in Earnings (in millions)

Derivatives Not Designated as Hedging Instruments	Location in Statement of Operations
		Year Ended December 31,
		2011	2010
Currency hedge contracts	Other, net	$12	$(77)
		$12	$(77)

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by net losses from foreign currency transaction exposures of $24 million during 2011 and net gains of $68 million during 2010. As a result, we recorded a net foreign currency loss of $12 million during 2011, and a $9 million during 2010, within other, net in our accompanying consolidated statements of operations.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2011, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of December 31, 2011 and December 31, 2010:

		As of
		December 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2011	2010
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$31	$32
Currency hedge contracts	Other long-term assets	20	27
		51	59
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	36	23
Total Derivative Assets		$87	$82

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$69	$87
Currency hedge contracts	Other long-term liabilities	49	71
		118	158
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	13	31
Total Derivative Liabilities		$131	$189

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2011 and December 31, 2010:

	As of December 31, 2011				As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$78			$78	$105			$105
Currency hedge contracts		$87		87		$82		82
	$78	$87		$165	$105	$82		$187
Liabilities
Currency hedge contracts		$131		$131		$189		$189
Accrued contingent consideration			$358	358			$71	71
		$131	$358	$489		$189	$71	$260

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to$78 million invested in money market and government funds as of December 31, 2011, we had $88 million in short-term time deposits and $101 million in interest bearing and non-interest bearing bank accounts. In addition to $105 million invested in money market and government funds as of December 31, 2010, we had $16 million of cash invested in short-term time deposits, and $92 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) , which relate solely to our contingent consideration liability, were as follows (in millions):

Balance as of December 31, 2009	$(6)
Contingent consideration liability recorded	(75)
Fair value adjustments	(2)
Payments made	12
Balance as of December 31, 2010	$(71)
Contingent consideration liability recorded	(287)
Fair value adjustments	(7)
Payments made	7
Balance as of December 31, 2011	$(358)

Refer to Note B - Acquisitions for a discussion of the changes in the fair value of our contingent consideration liability.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $16 million as of December 31, 2011 and $43 million as of December 31, 2010. The decrease was due primarily to our 2011 acquisitions of the remaining fully diluted equity of certain companies in which we held a prior equity interest, described further in Note B - Acquisitions.
During 2011, we recorded $718 million of losses to adjust our goodwill and certain other intangible asset balances to their fair value. We wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, with a carrying amount of $1.479 billion to its implied fair value of $782 million, resulting in a non-deductible goodwill impairment charge of $697 million in the first quarter of 2011. In addition, during 2011, we recorded $21 million of intangible asset impairment charges as a result of changes in the timing and amount of the expected cash flows related to certain core technology and acquired in-process research and development projects. Further, during 2011, we recognized $15 million of losses to write down certain cost method investments. These fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the DCF method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within these analyses was based on our most recent operational budgets, long-range strategic plans and other estimates.
During 2010, we recorded $1.882 billion of losses to adjust our goodwill and certain other intangible asset balances to their fair values, and $16 million of losses to write down certain cost method investments. We wrote down goodwill attributable to our U.S. CRM reporting unit with a carrying amount of $3.296 billion to its implied fair value of $1.479 billion, resulting in a net write-down of $1.817 billion. In addition, we recorded a loss of $60 million in the first quarter of 2010 to write down certain of our Peripheral Interventions intangible assets to their estimated fair values, and a loss of $5 million in the third quarter of 2010 to write off the remaining value associated with certain other intangible assets. These fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the DCF method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within these analyses was based on our most recent operational budgets, long range strategic plans and other estimates.
The fair value of our outstanding debt obligations was $4.649 billion as of December 31, 2011 and $5.654 billion as of December 31, 2010, which was determined by using primarily quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. This decrease was due primarily to debt repayments of $1.250 billion during 2011, as well as an increase in the market price for our publicly-traded senior notes. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.261 billion as of December 31, 2011 and $5.438 billion as of December 31, 2010. During 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity. The debt maturity schedule for the significant components of our debt obligations as of December 31, 2011 is as follows:

	Payments due by Period
(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	$4,200
			$600	$1,250	$600	$1,750	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
During 2011, we prepaid the remaining $1.0 billion of our term loan maturities without premium or penalty.
We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (2.05 percent, as of December 31, 2011). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.45 percent, as of December 31, 2011). In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating; and in February 2012, Moody’s Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating. In addition, Standard & Poor's Ratings Services has maintained an investment-grade corporate credit rating for us since 2009. The Fitch upgrade resulted in a slightly favorable reduction in the facility fee and the interest rate on the facility during 2011. Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of December 31, 2011 or December 31, 2010. As of December 31, 2011, we had outstanding letters of credit of $128 million, as compared to $120 million as of December 31, 2010, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2011 and 2010, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2011 or 2010. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	December 31, 2011
Maximum leverage ratio (1)	3.5 times	1.6 times
Minimum interest coverage ratio (2)	3.0 times	9.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our 2011 Restructuring plan. As of December 31, 2011, we had $341 million of the combined restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of December 31, 2011, we had $1.813 billion of the combined legal payment exclusion remaining.
As of and through December 31, 2011, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes

We had senior notes outstanding of $4.200 billion as of December 31, 2011 and $4.450 billion as of December 31, 2010. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on a parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries. In January 2011, we paid $250 million of our senior notes at maturity. Our senior notes consist of the following as of December 31, 2011:

	Amount (in millions)	Issuance Date	Maturity Date	Semi-annual Coupon Rate
June 2014 Notes	$600	June 2004	June 2014	5.450%
January 2015 Notes	850	December 2009	January 2015	4.500%
November 2015 Notes	400	November 2005	November 2015	5.500%
June 2016 Notes	600	June 2006	June 2016	6.400%
January 2017 Notes	250	November 2004	January 2017	5.125%
January 2020 Notes	850	December 2009	January 2020	6.000%
November 2035 Notes	350	November 2005	November 2035	6.250%
January 2040 Notes	300	December 2009	January 2040	7.375%
	$4,200

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

The interest rate payable on our November 2015 Notes is currently 6.25 percent and the interest rate payable on our November 2035 Notes is currently 7.00 percent. Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2015 and November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2015 and November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In August 2011, we extended the maturity of this facility to August 2012. There were no amounts borrowed under this facility as of December 31, 2011 or December 31, 2010.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 330 million Euro (translated to approximately $430 million as of December 31, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $390 million of receivables as of December 31, 2011 at an average interest rate of 3.3 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. The European sovereign debt crisis may impact our future ability to transfer receivables to third parties in certain Southern European countries. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs.
In addition, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $240 million as of December 31, 2011). We de-recognized $188 million of notes receivable as of December 31, 2011 at an average interest rate of 1.7 percent and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets.

NOTE G – LEASES
Rent expense amounted to $90 million in 2011, $92 million in 2010 and $102 million in 2009.
Our obligations under noncancelable capital leases were not material as of December 31, 2011 and 2010. Future minimum rental commitments as of December 31, 2011 under other noncancelable lease agreements are as follows (in millions):

2012	$73
2013	54
2014	35
2015	25
2016	22
Thereafter	38

$247

NOTE H – RESTRUCTURING-RELATED ACTIVITIES
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
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-

enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and are expected to be substantially complete by the end of 2013.
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we have made payments of $13 million to date. We have recorded related costs of $35 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $140 million to date. We have recorded related costs of $159 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $70 million to date. We have recorded related costs of $124 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007 and have substantially completed all activities under the plan. The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $374 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $89 million during 2011, $116 million during 2010, and $63 million during 2009. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $40 million during 2011, $53 million during 2010, and $67 million during 2009.
The following presents these costs by major type and line item within our accompanying consolidated statements of operations, as well as by program:

Year Ended December 31, 2011
(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$55					$34	$89
Restructuring-related expenses:
Cost of products sold			$9	$27			36
Selling, general and administrative expenses						4	4
			9	27		4	40
	$55		$9	$27		$38	$129

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$21					$14	$35
2010 Restructuring plan	24		$1			24	49
Plant Network Optimization program	10		8	$27			45
	$55		$9	$27		$38	$129

Year Ended December 31, 2010
(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$70				$11	$35	$116
Restructuring-related expenses:
Cost of products sold			$7	$41			48
Selling, general and administrative expenses						5	5
			7	41		5	53
	$70		$7	$41	$11	$40	$169

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$66				$11	$33	$110
Plant Network Optimization program	4		$7	$28			39
2007 Restructuring plan				13		7	20
	$70		$7	$41	$11	$40	$169

Year Ended December 31, 2009
(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$34				$13	$16	$63
Restructuring-related expenses:
Cost of products sold		$5	$8	$37			50
Selling, general and administrative expenses		10	3			1	14
Research and development expenses		3					3
		18	11	37		1	67
	$34	$18	$11	$37	$13	$17	$130

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Plant Network Optimization program	$22		$6	$12			$40
2007 Restructuring plan	12	$18	5	25	$13	$17	90
	$34	$18	$11	$37	$13	$17	$130

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our restructuring initiatives in 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with ASC Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees were required to remain employed with us in order to retain the payment.
We have incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $220 million and restructuring-related costs of $98 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$21	$90	$36	$147
Fixed asset write-offs		11		11
Other	13	49		62
Total restructuring charges	34	150	36	220
Accelerated depreciation		1	21	22
Transfer costs			67	67
Other	1	8		9
Restructuring-related expenses	1	9	88	98
	$35	$159	$124	$318
We made cash payments of $114 million in 2011 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $223 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Year Ended December 31, 2011
Termination benefits	$3	$39	$3	$45
Transfer costs			27	27
Other	10	32		42
	$13	$71	$30	$114

Program to Date
Termination benefits	$3	$84	$3	$90
Transfer costs			67	67
Other	10	56		66
	$13	$140	$70	$223
We also made cash payments of $4 million during 2011 associated with our 2007 Restructuring plan and have made total cash payments of $374 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
The following is a rollforward of the restructuring liability associated with our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets:

							Plant Network
	2011 Restructuring plan			2010 Restructuring plan			Optimization

(in millions)	Termination Benefits	Other	Subtotal	Termination Benefits	Other	Subtotal	Termination Benefits	Total
Accrued as of December 31, 2008
Charges							$22	$22
Cash payments
Accrued as of December 31, 2009							22	22
Charges				$66	$28	$94	4	98
Cash payments				(45)	(20)	(65)		(65)
Accrued as of December 31, 2010				21	8	29	26	55
Charges	$21	$13	$34	24	24	48	10	92
Cash payments	(3)	(10)	(13)	(39)	(32)	(71)	(3)	(87)
Accrued as of December 31, 2011	$18	$3	$21	$6	$—	$6	$33	$60
The remaining restructuring liability associated with our 2007 Restructuring plan was $6 million as of December 31, 2011.

NOTE I – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	December 31, 2011	December 31, 2010
Accounts receivable	$1,362	$1,445
Less: allowance for doubtful accounts	(81)	(83)
Less: allowance for sales returns	(35)	(42)
	$1,246	$1,320
The following is a rollforward of our allowance for doubtful accounts for 2011, 2010 and 2009:

	Year Ended December 31,
(in millions)	2011	2010	2009
Beginning balance	$83	$71	$58
Net charges to expenses	11	27	27
Utilization of allowances	(13)	(15)	(14)
Ending balance	$81	$83	$71
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
Inventories

	As of
(in millions)	December 31, 2011	December 31, 2010
Finished goods	$637	$622
Work-in-process	71	95
Raw materials	223	177
	$931	$894
Property, plant and equipment, net

	As of
(in millions)	December 31, 2011	December 31, 2010
Land	$111	$119
Buildings and improvements	923	919
Equipment, furniture and fixtures	1,919	1,889
Capital in progress	230	241
	3,183	3,168
Less: accumulated depreciation	1,513	1,471
	$1,670	$1,697
Accrued expenses

	As of
(in millions)	December 31, 2011	December 31, 2010
Legal reserves	$129	$441
Payroll and related liabilities	466	436
Accrued contingent consideration	37	9
Other	695	740
	$1,327	$1,626
Other long-term liabilities

	As of
(in millions)	December 31, 2011	December 31, 2010
Legal reserves	$170	$147
Accrued income taxes	1,095	1,062
Accrued contingent consideration	321	62
Other long-term liabilities	422	374
	$2,008	$1,645

NOTE J – INCOME TAXES
Our income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2011	2010	2009
Domestic	$(437)	$(1,910)	$(1,102)
Foreign	1,079	847	(206)
	$642	$(1,063)	$(1,308)
The related provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2011	2010	2009
Current
Federal	$45	$(83)	$(173)
State	8	9	(18)
Foreign	91	125	(2)
	144	51	(193)

Deferred
Federal	86	(25)	(115)
State	(8)	(4)	(15)
Foreign	(21)	(20)	40
	57	(49)	(90)
	$201	$2	$(283)

The reconciliation of income taxes at the federal statutory rate to the actual provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.5%	0.3%
State law changes on deferred tax	(1.2)%		(2.4)%
Effect of foreign taxes	(63.7)%	(20.4)%	(20.0)%
Non-deductible acquisition expenses	(1.9)%		0.5%
Research credit	(3.4)%	(6.0)%	(1.3)%
Valuation allowance	(2.9)%	2.5%	5.1%
Divestitures	25.4%		(4.8)%
Goodwill impairment charges	38.0%	59.8%
Non-deductible expenses	5.7%	1.8%	1.2%
Legal settlement			33.3%
Other, net	(0.2)%	(2.8)%	1.8%
	31.3%	0.2%	(21.6)%

We had net deferred tax liabilities of $1.379 billion as of December 31, 2011 and $1.198 billion as of December 31, 2010. Gross deferred tax liabilities of $2.373 billion as of December 31, 2011 and $2.308 billion as of December 31, 2010 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $994 million as of December 31, 2011 and $1.110 billion as of December 31, 2010 relate primarily to the establishment of inventory and product-related reserves; litigation, product liability and other reserves and accruals; stock-based compensation; net operating loss carryforwards and tax credit carryforwards; and the federal benefit of uncertain tax positions. In light of our historical financial performance and the extent of our deferred tax liabilities, we believe we will recover substantially all of these assets.

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

	As of December 31,
(in millions)	2011	2010
Deferred Tax Assets:
Inventory costs, intercompany profit and related reserves	$181	$207
Tax benefit of net operating loss and credits	440	590
Reserves and accruals	232	207
Restructuring-related charges and purchased research and development	20	17
Litigation and product liability reserves	53	66
Unrealized gains and losses on derivative financial instruments	22	41
Investment write-down	38	32
Stock-based compensation	219	155
Federal benefit of uncertain tax positions	141	132
Other	10	20
	1,356	1,467
Less valuation allowance	(362)	(357)
	994	1,110
Deferred Tax Liabilities:
Property, plant and equipment	118	97
Intangible assets	2,241	2,200
Other	14	11
	2,373	2,308
Net Deferred Tax Liabilities	$1,379	$1,198
Our deferred tax assets and liabilities are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location in	As of December 31,
Component	Balance Sheet	2011	2010
Current deferred tax asset	Deferred income taxes	$458	$429
Non-current deferred tax asset	Other long-term assets	31	19
Deferred Tax Assets		489	448
Current deferred tax liability	Other current liabilities	3	2
Non-current deferred tax liability	Deferred income taxes	1,865	1,644
Deferred Tax Liabilities		1,868	1,646
Net Deferred Tax Liabilities		$1,379	$1,198

As of December 31, 2011, we had U.S. tax net operating loss carryforwards, capital loss and tax credits, the tax effect of which was $69 million, as compared to $252 million as of December 31, 2010. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $371 million as of December 31, 2011, as compared to $341 million as of December 31, 2010. These tax attributes will expire periodically beginning in 2012. After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, we established a valuation allowance of $362 million as of December 31, 2011 and $357 million as of December 31, 2010. The increase in the valuation allowance as of December 31, 2011, as compared to December 31, 2010, is attributable primarily to foreign net operating losses generated during the year, offset by the release of valuation allowances resulting from a change in judgment related to expected ability to realize certain deferred tax assets. The income tax impact of the unrealized gain or loss component of other comprehensive income was a benefit of $1 million in 2011, $16 million in 2010, and $4 million in 2009.
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. We do not believe it is practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations were $10.346 billion as of December 31, 2011 and $9.193 billion as of December 31, 2010.

As of December 31, 2011, we had $952 million of gross unrecognized tax benefits, of which a net $847 million, if recognized, would affect our effective tax rate. As of December 31, 2010, we had $965 million of gross unrecognized tax benefits, of which a net $859 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Beginning Balance	$965	$1,038	$1,107
Additions based on positions related to the current year	68	55	31
Additions based on positions related to prior years	12	44	17
Reductions for tax positions of prior years	(36)	(124)	(32)
Settlements with taxing authorities	(42)	(35)	(65)
Statute of limitation expirations	(15)	(13)	(20)
Ending Balance	$952	$965	$1,038

We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local and foreign income tax matters through 2001.
We have received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
We believe we have meritorious defenses for our tax filings and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $303 million accrued for gross interest and penalties as of December 31, 2011 and $285 million as of December 31, 2010. The increase in gross interest and penalties was the result of $48 million recognized in our consolidated statements of operations offset by a $30 million reduction, due primarily to the resolution of uncertain tax positions resulting from the IRS issuing Closing Agreements for various issues. We recognized $18 million of interest and penalties related to income taxes in 2011, released $14 million in 2010 and recognized $31 million in 2009.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credits and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $26 million.

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

During 2009, 2010 and 2011, we successfully negotiated closure of several long-standing legal matters and recently received favorable legal rulings in several other matters; however, there continues to be outstanding intellectual property litigation particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability and intellectual property infringement claims, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and/or liquidity.

In addition, like other companies in the medical device industry we are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and government investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have a material adverse effect on our financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $299 million as of December 31, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the U.S. Department of Justice (DOJ) in order resolve the criminal investigation of Guidant Corporation related to an alleged violation of the Food, Drug and Cosmetic Act occurring prior to our acquisition of Guidant, discussed in the concluded matters below. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could have a material adverse effect on our financial position, results of operations and/or liquidity.

In management's opinion, we are not currently involved in any legal proceedings other than those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On February 1, 2008, Wyeth Corporation and Cordis Corporation filed an amended complaint for patent infringement against Abbott Laboratories, adding us and Boston Scientific Scimed, Inc. as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. In January 2011, Wyeth and Cordis withdrew their infringement claim as to one of the patents. On January 19, 2012, the District Court found the remaining two patents invalid. Wyeth and Cordis filed an appeal on February 14, 2012.

On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed, Inc. and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On that same date we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration of invalidity and non-infringement, which was ultimately transferred to the U.S. District Court for the District of New Jersey. In August 2010, Cordis filed an amended complaint to add an additional patent and in September 2010, we filed counterclaims of invalidity and non-infringement. On October 26, 2011, the District Court granted Cordis' motion to add the Promus Element stent system to the case. On February 6, 2012, the District Court granted our motion to stay the action until the conclusion of the reexaminations against the Llanos patents that are pending in the U.S. Patent and Trademark Office.

On December 4, 2009, Boston Scientific Scimed, Inc. and we filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief and was ultimately transferred to the U.S. District Court for the District of Delaware. In April 2011, the District Court granted summary judgment that Cordis willfully infringed the Jang patent. After a trial on damages in May 2011, the jury found in favor of Boston Scientific for lost profits of approximately $18.5 million and royalties of approximately $1 million. Post-trial motions are pending.

On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. In March 2010, we filed counterclaims of invalidity and non-infringement. A liability trial is scheduled to begin on July 30, 2012.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011.

On May 25, 2010, Dr. Jang filed suit against Boston Scientific Scimed, Inc. and us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California and was ultimately transferred to U.S. District Court for the District of Delaware. In October 2011, the District Court entered judgment in favor of us on the pleadings. On October 26, 2011, Dr. Jang filed a motion for reconsideration or, in the alternative, permission to amend his complaint.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleged breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. The suit was filed in the U.S. District Court for the Eastern District of Virginia and was ultimately transferred to the U.S. District Court for the District of Massachusetts. In September 2009, OrbusNeich filed an amended complaint against us alleging additional state law claims. In March 2010, the District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. OrbusNeich amended its complaint in April 2010 to add another patent (another Addonizio patent). In January 2011, OrbusNeich amended its complaint to drop its misappropriation of trade secret, statutory and unfair competition claims and in July 2011, it further amended its complaint to include allegations that our ION™ coronary stent system infringes two additional patents.

On November 17, 2009, Boston Scientific Scimed, Inc. filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Hague District Court in the Netherlands alleging that OrbusNeich's sale of the Genous stent infringes a patent owned by us (the Keith patent) and seeking monetary damages and injunctive relief. A hearing was held in June 2010. In December 2010, the case was stayed pending the outcome of an earlier case on the same patent. In February 2011, we filed an appeal. In January 2012, a hearing was held before the Hague Court of Appeals and a decision is expected on March 27, 2012.

On September 27, 2010, Boston Scientific Scimed, Inc., Boston Scientific Ltd., Endovascular Technologies, Inc. and we filed suit against Taewoong Medical, Co., Ltd., Standard Sci-Tech, Inc., EndoChoice, Inc. and Sewoon Medical Co., Ltd for infringement of three patents on stents for use in the GI system (the Pulnev and Hankh patents) and against Cook Medical Inc. (and related entities) for infringement of the same three patents and an additional patent (the Thompson patent). The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary damages and injunctive relief. In December 2010, we amended our complaint to add infringement of six additional Pulnev patents. In January 2011, the defendants filed a counterclaim of invalidity and unenforceability. In December 2011, we amended the complaint to add Chek-Med Systems d/b/a GI Supply as a defendant.

On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in the Civil Tribunal in Milan, Italy alleging certain of our Cardiac Rhythm Management (CRM) products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini and seeking monetary damages. In January 2011, Dr. Tellini refiled amended claims after his initial claims were dismissed without prejudice to refile.

On May 27, 2011, Body Science LLC filed suit against us in the United States District Court for the Northern District of Illinois, alleging that our Latitude® Patient Management System and Latitude® Blood Pressure Monitor infringes two U.S. patents (the Besson patents) owned by them. In July 2011, Body Science amended its complaint to add several cardiac resynchronization therapy defibrillator (CRT-D) and implantable cardioverter defibrillator (ICD) devices that are compatible with the Latitude® Patient Management System.

Product Liability Litigation

Fewer than 10 individual lawsuits remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. In November 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota. In 2007, we reached an agreement to settle up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States, including those associated with the 2005 and 2006 product communications for a total of up to $240 million. At the conclusion of the MDL settlement in 2010, 8,180 claims had been approved for participation and we made settlement payments of approximately $234 million in total with no further payments due under the settlement agreement. The remaining cases under the MDL were remanded to their trial courts of origin. In the third quarter of 2011, we entered into settlement agreements in the two product liability personal injury class action lawsuits with respect to those devices.

We are aware of approximately 30 Guidant product liability lawsuits pending internationally associated with defibrillator systems or pacemaker systems, including devices involved in the 2005 and 2006 product communications, generally seeking monetary damages. Six of those suits pending in Canada sought class action status, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.

Guidant or its affiliates were defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs alleged various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid in connection with the devices that have been the subject of Guidant's product communications. One of the TPP actions was remanded by the MDL Court to the U.S. District Court for the Southern District of Florida and has since been resolved and dismissed with prejudice. Two other TPP actions brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates were settled and dismissed with prejudice in June 2010. In 2011, we reached an agreement in principle to settle the other two TPP matters for $3 million in the aggregate, but the settlement paperwork has not yet been completed.

As of February 17, 2012, there were over 250 product liability cases or claims asserted against us in various federal and state courts across the country alleging personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse.  Generally, the plaintiffs allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation established MDL No. 2326 (MDL) in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to the MDL for coordinated pretrial proceedings.

Securities Litigation

On April 9, 2010, the City of Roseville Employees' Retirement System, individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported securities class action suit against us and certain of our current and former officers in the U.S. District Court for the District of Massachusetts. The suit alleges certain violations of the Securities Exchange Act of 1934, as amended, claiming that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business, and seeks unspecified monetary damages. In July 2010, the District Court appointed KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs for the case. In September 2010, the plaintiffs filed an amended class action complaint narrowing the alleged class period from October 20, 2009 to February 10, 2010. In September 2011, the District Court granted our motion to dismiss the action, and in October 2011, the plaintiffs filed a notice of appeal.

On August 19, 2010, the Iron Workers District Council Southern Ohio and Vicinity Pension Trust filed a putative shareholder derivative class action lawsuit against us and our Board of Directors in the U.S. District Court for the District of Delaware. The allegations and remedies sought in the complaint are largely the same as those in the original complaint filed by the City of Roseville Employees' Retirement System on April 9, 2010. In October 2011, the District Court granted our motion to dismiss this action without prejudice to refile an amended complaint and the plaintiffs filed a motion to stay the proceedings to allow them to make discovery demands before filing an amended complaint.

Governmental Investigations and Qui Tam Matters

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2011, the District Court issued an order granting our motion to dismiss and stated that an opinion would follow. The order indicated that the dismissals of some of the claims would be with prejudice and that others would be without prejudice. For claims dismissed without prejudice, the plaintiff would have the opportunity to amend his complaint and re-plead those claims. The opinion has not yet been issued.

On June 26, 2008, the U.S. Attorney's Office for the District of Massachusetts issued a subpoena to us under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) pursuant to which the U.S. Department of Justice requested the production of certain documents and information related to our biliary stent business. We cooperated with the subpoena request and related investigation. On February 9, 2012, the U.S. Attorney's Office for the District of Massachusetts advised us that it was discontinuing its investigation.

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. Our motion to dismiss the complaint is pending.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG) requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to a qui tam action filed in the U.S. District Court for the Western District of New York. After the federal government declined to intervene in the original complaint, the relator in the qui tam action filed an amended complaint alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. In July 2010 we were served with the amended unsealed qui tam complaint filed by James Allen, an alleged device recipient. The civil division of the DOJ was later allowed to intervene in the Allen qui tam action and to transfer the litigation to the U.S. District Court for the District of Minnesota. In January 2011, the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action. In June 2011, the District Court entered a scheduling order requiring the case to be trial ready by May 1, 2013.

On October 24, 2008, we received a letter from the DOJ informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. In 2009, the U.S. District Court for the Southern District of Texas partially unsealed a qui tam complaint which is the basis for the DOJ investigation. In August 2009, the federal government declined to intervene in this matter at this time. After the District Court dismissed her first amended complaint, the relator filed a second amended complaint in April 2011 in which she dropped all of the False Claims Act allegations, but continued to claim that she was discharged from Guidant in retaliation for complaining about the alleged false claims. Our motion to dismiss is pending.

On September 25, 2009, we received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General (OIG), requesting certain information relating to contributions made by us to charities with ties to physicians or their families. In September 2011, the OIG informed us that it was closing its investigation with no further action. Subsequently in

October 2011, the U.S. District Court for the District of Maryland unsealed a qui tam complaint that relates to the subject matter of the OIG's investigation. The federal government has declined to intervene in that complaint and, in early November 2011, we learned that the District Court granted the relator's motion to dismiss.

On March 12, 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice requesting documents and information relating to reimbursement advice offered by us relating to certain CRM devices. We are cooperating with the request.

On March 22, 2010, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with the request. On October 21, 2011, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint that relates to the subject matter of the U.S. Attorney's investigation, after the federal government declined to intervene in the matter. Subsequently, on January 30, 2012, the relator filed an amended complaint and on February 2, 2012, served us with it.

Other Proceedings

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott Laboratories in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant's breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys' fees and costs. In August 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On June 20, 2011, Guidant filed a motion for summary judgment.

On October 5, 2007, Dr. Tassilo Bonzel filed a complaint against Pfizer, Inc. and our Schneider subsidiaries and us in the District Court in Kassel, Germany alleging that a 1995 license agreement related to a catheter patent is invalid under German law and seeking monetary damages. In June 2009, the District Court dismissed all but one of Dr. Bonzel's claims and in October 2009, he added new claims. We opposed the addition of the new claims. The District Court ordered Dr. Bonzel to select the claims he would pursue and in January 2011, he made that selection.

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. A trial is scheduled to begin on December 10, 2012.

Refer to Note J - Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2010

On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the consumer protection provisions of New York's Executive Law, alleging that Guidant concealed from physicians and patients a design flaw in its VENTAK PRIZM® 2 1861 defibrillator from approximately February 2002 until May 23 2005 and by Guidant's concealment of this information, it engaged in repeated and persistent fraudulent conduct in violation of the law. In December 2010, Guidant and the New York Attorney General reached an agreement in principle to resolve this matter. Under the terms of the settlement, Guidant agreed to pay less than $1 million and to continue in effect certain patient safety, product communication and other administrative procedure terms of the multistate settlement reached with other state Attorneys General in 2007. On January 6, 2011, the District Court entered a consent order and judgment concluding the matter.

In October 2005, Guidant received an administrative subpoena from the DOJ, acting through the U.S. Attorney's office in Minneapolis. The subpoena requested documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant's VENTAK PRIZM® 2, CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant would plead to two misdemeanor charges related to failure to include information in reports to the FDA and we will pay approximately $296 million in fines and forfeitures on behalf of Guidant. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the Minnesota U.S. Attorney and the DOJ. On April 27, 2010, the District Court declined to accept the plea agreement between Guidant and the DOJ. On January 12, 2011, following a review of the case by the U.S. Probation office for the District of Minnesota, the District Court accepted Guidant's plea agreement. The Court placed Guidant on probation for three years, with annual reviews to determine if early discharge from probation will be ordered. In addition, we voluntarily committed to contribute a total of $15 million to our Close the Gap and Science, Technology, Engineering and Math (STEM) education programs over the next three years.

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

In August 2009, we received shareholder letters demanding that our Board of Directors take action against certain directors and executive officers as a result of the alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. On March 19, 2010, the same shareholders filed purported derivative lawsuits in the Massachusetts Superior Court of Middlesex County against the same directors and executive officers, alleging breach of fiduciary duty in connection with the alleged off-label promotion of surgical cardiac ablation system devices and seeking unspecified damages, costs, and equitable relief. The parties agreed to defer action on these suits until after the Board of Director's determination whether to pursue the matter. On July 26, 2010, the Board determined to reject the shareholders' demand. In October 2010, the defendants moved to dismiss the lawsuits. On December 16, 2010, the Massachusetts Superior Court granted the motion to dismiss and issued a final judgment dismissing all three cases with prejudice. The plaintiffs did not appeal and the time for appeal expired.

Guidant has been a defendant in various product liability suits relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. The plaintiffs in these suits generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the ANCURE System or the accompanying warning and labeling. Guidant has settled these individual suits for amounts that were not material to us. In 2009, the California state court dismissed four suits on summary judgment. All four dismissals have been upheld by the California Court of Appeals. On December 12, 2010, the U.S. Supreme Court declined to review the dismissals in two cases, and further review in the other two cases was not sought by the plaintiffs. There are currently no pending suits, although Guidant has been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally make similar allegations to those asserted in the filed cases discussed above. It is uncertain how many of these claims will ultimately be pursued against Guidant.

On December 17, 2007, Medtronic, Inc. filed a declaratory judgment action in the U.S. District Court for the District of Delaware against us, Guidant Corporation, and Mirowski Family Ventures L.L.C., challenging its obligation to pay royalties to Mirowski on certain cardiac resynchronization therapy devices by alleging non-infringement and invalidity of certain claims of two patents owned by Mirowski and exclusively licensed to Guidant and sublicensed to Medtronic. In November 2008, Medtronic filed an amended complaint adding unenforceability of the patents. On March 30, 2011 judgment was rendered in favor of Medtronic as to non-infringement. We did not appeal.

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

On December 16, 2010, Kilts Resources LLC filed a qui tam suit against us in the U.S. District Court for the Eastern District of Texas alleging that we marked and distributed our Glidewire product with an expired patent in violation of the false marking statute and seeking monetary damages. On June 17, 2011, the parties entered into a settlement agreement.

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

On August 24, 2010, EVM Systems, LLC filed suit against us, Cordis Corporation, Abbott Laboratories Inc. and Abbott Vascular, Inc. in the U.S. District Court for the Eastern District of Texas alleging that our vena cava filters, including the Escape Nitinol Stone Retrieval Device, infringe two patents (the Sachdeva patents) and seeking monetary damages. On November 15, 2010, we answered the complaint denying the allegations and asserting counterclaims of non-infringement and invalidity. On April 20, 2011, EVM amended the complaint to add an additional Sachdeva patent and the WATCHMAN® device, which we acquired with

Atritech in March 2011. On July 11, 2011, the parties entered into a settlement agreement.

On April 13, 1998, Cordis Corporation filed suit against Boston Scientific Scimed, Inc. and us in the U.S. District Court for the District of Delaware, alleging that our former NIR® stent infringed three claims of two patents (the Fischell patents) owned by Cordis and seeking damages and injunctive relief. In May 2005, the District Court found that none of the three asserted claims was infringed, although two of the claims were not invalid but found the two patents unenforceable for inequitable conduct. Cordis appealed the non-infringement finding of one claim in one patent and the unenforceability of that patent. We cross appealed the finding that one of the two claims was not invalid. Cordis did not appeal as to the second patent. Ultimately, in June 2006 the Court of Appeals upheld the finding that the claim was not invalid, in August 2009 the District Court reversed its finding that the two patents were unenforceable for inequitable conduct and in September 2011 the Federal Circuit Court affirmed the District Court's findings of non-infringement and enforceability. The plaintiffs did not appeal and the time for appeal expired.

Starting in May 2007, Boston Scientific Scimed, Inc. and we filed declaratory judgment actions against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware as to the invalidity of four U.S. patents (the Wright and Falotico patents) owned by them and of non-infringement of the patents by the PROMUS® coronary stent system, supplied to us by Abbott Laboratories. Johnson & Johnson and Cordis filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. We amended our complaints to allege the unenforceability of the four patents. In January 2010, the District Court found the four Wright and Falotico patents invalid. Ultimately after a series of appeals, in January and June 2011 the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court and, in September 2011, the Federal Circuit Court denied Cordis' petition for rehearing or rehearing en banc. The plaintiffs did not appeal and the time for appeal expired.

On September 23, 2005, Srinivasan Shankar, individually and on behalf of all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, individually and on behalf of all others similarly situated, each filed additional purported securities class action suits in the same court on behalf of the same purported class. On February 15, 2006, the District Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. The plaintiff filed a consolidated amended complaint that alleges we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy U.S. Food and Drug Administration (FDA) regulations concerning medical device quality. The defendants' motion to dismiss the consolidated amended complaint was granted by the District Court in March 2007. In April 2008, the U.S. Court of Appeals for the First Circuit reversed the dismissal of only plaintiff's TAXUS® stent recall-related claims and remanded the matter for further proceedings. In February 2009, the District Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. In April 2010, the District Court granted defendants' motion for summary judgment and entered judgment in defendants' favor. The plaintiffs filed a notice of appeal in May 2010. On August 4, 2011, the First Circuit Court of Appeals affirmed the District Court's entry of judgment in favor of the defendants. The plaintiff's did not appeal and the time for appeal has expired.

On June 21, 2010, we received a shareholder derivative complaint filed by Rick Barrington, individually and on behalf of purchasers of our securities during the period from April 20, 2009 through March 12, 2010, against certain of our current and former directors and officers. The suit was filed in the U.S. District Court for the District of Massachusetts and seeks to remedy their alleged breaches of fiduciary duties that allegedly caused losses to us during the purported relevant period. The allegations in this matter are largely the same as those asserted in the City of Roseville case (described above under the heading “Securities-Related Litigation”). In September 2011, the District Court dismissed the action with prejudice. Mr. Barrington did not appeal and the time for appeal has expired.

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

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claimed that Guidant violated federal law and the laws of the States of Tennessee, Florida and California by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers' true costs for the devices. In December 2010, the District Court granted the parties' motion to suspend further proceedings following the parties advising the court that they had reached a settlement in principle. In September 2011 the parties finalized the settlement papers, and in October 2011 we completed our obligations under the settlement agreement.
Litigation-Related Charges and Credits
During the fourth quarter of 2011, we recognized $48 million of litigation-related charges. During 2010, we reached a settlement with Medinol Ltd., resolving the dispute we had with them that had been subject to arbitration before the American Arbitration Association. Under the terms of the settlement, we received proceeds of $104 million from Medinol, which we recorded as a pre-tax gain.
In 2009, we recorded litigation-related net charges of $2.022 billion, associated primarily with an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. In addition, in 2009, we reached an agreement in principle with the DOJ, which was formally accepted by the District Court in 2011, under which we paid $296 million in January 2011 in order to resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005. We recorded a net charge of $294 million related to this matter in 2009, representing $296 million associated with the agreement, net of a $2 million reversal of a related accrual. Further, in 2009, we reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $60 million and recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with another party.

NOTE L – STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2011 and 2010, we had no shares of preferred stock issued or outstanding.
Common Stock
We are authorized to issue 2.0 billion shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs.
In July 2011, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved approximately 37 million shares remaining under a previous share repurchase program. In the second half of 2011, we repurchased approximately 82 million shares of our common stock. We did not repurchase any shares of our common stock during 2010 or 2009. As of December 31, 2011, we had $508 million remaining authorization under our 2011 share repurchase program and 37 million shares authorized under our previous share repurchase programs. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions. There were approximately 82 million shares in treasury as of December 31, 2011 and no shares in treasury as of December 31, 2010.

NOTE M – STOCK OWNERSHIP PLANS
Employee and Director Stock Incentive Plans
In May 2011, our Board of Directors and shareholders approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to approximately 145 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units, options to acquire our common stock, stock appreciation rights, performance awards and other stock and non-stock awards. Shares reserved for future issuance under our current and former stock incentive plans totaled approximately 262 million as of December 31, 2011. Together, these plans cover officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified stock options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the plans in recognition of the achievement of long-term performance objectives established by the Committee.

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
The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
(in millions)	2011	2010	2009
Cost of products sold	$25	$25	$22
Selling, general and administrative expenses	74	93	89
Research and development expenses	29	32	33
	128	150	144
Less: income tax benefit	(34)	(55)	(45)
	$94	$95	$99

Net loss per common share - basic	$0.06	$0.06	$0.07
Net loss per common share - assuming dilution	$0.06	$0.06	$0.07
Stock Options
We generally use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted during 2011, 2010 and 2009 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2011	2010	2009
Options granted (in thousands)	16,311	11,008	14,153
Weighted-average exercise price	$7.11	$7.26	$8.61
Weighted-average grant-date fair value	$3.07	$3.11	$3.92
Black-Scholes Assumptions
Expected volatility	42%	42%	45%
Expected term (in years, weighted)	6.1	5.5	6.0
Risk-free interest rate	1.16% - 2.61%	1.52% - 2.93%	1.80% - 3.04%
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
Information related to stock options for 2011, 2010 and 2009 under stock incentive plans is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of January 1, 2009	61,066	$17
Granted	14,153	9
Exercised	(411)	7
Cancelled/forfeited	(10,096)	17
Outstanding as of December 31, 2009	64,712	$15
Granted	11,008	7
Exercised	(719)	7
Cancelled/forfeited	(14,627)	13
Outstanding as of December 31, 2010	60,374	$14
Granted	16,311	7
Exercised	(18)	7
Cancelled/forfeited	(15,746)	12
Outstanding as of December 31, 2011	60,921	$13	6.2	$—
Exercisable as of December 31, 2011	36,376	$17	4.5
Expected to vest as of December 31, 2011	23,036	7	8.7
Total vested and expected to vest as of December 31, 2011	59,412	$13	6.1	$—
The total intrinsic value of stock options exercised was less than $1 million in 2011 and 2010, and $1 million in 2009.
Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2011, 2010, and 2009 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant- Date Fair Value
Balance as of January 1, 2009	24,654	$16
Granted	12,703	8
Vested (1)	(5,895)	16
Forfeited	(3,572)	20
Balance as of December 31, 2009	27,890	$12
Granted	17,619	7
Vested (1)	(8,431)	14
Forfeited	(3,794)	10
Balance as of December 31, 2010	33,284	$9
Granted	14,640	7
Vested (1)	(10,344)	10
Forfeited	(4,004)	6
Balance as of December 31, 2011	33,576	$8

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The total vesting date fair value of stock award units that vested was approximately $71 million in 2011, $62 million in 2010 and $51 million in 2009.
Market-based Awards
During 2011 and 2010, we granted market-based awards to certain members of our senior management team. The attainment of these stock units is based on our total shareholder return (TSR) as compared to the TSR of the companies in the S&P 500 Health Care Index and is measured in three annual performance cycles. In addition, award recipients must remain employed by us throughout the three-year measurement period to attain the full award.
We determined the fair value of the 2011 market-based awards to be approximately $8 million and the fair value of the 2010 market-based awards to be approximately $7 million, based on Monte Carlo simulations, utilizing the following assumptions:

	2011	2010
	Awards	Awards
Stock price on date of grant	$7.16	$7.41
Measurement period (in years)	3.0	3.0
Risk-free rate	1.10%	1.29%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.
Expense Attribution
Except as discussed above, we recognize compensation expense for our stock using a straight-line method over the substantive vesting period. Most of our stock awards provide for immediate vesting upon death or disability of the participant. Prior to mid-2010, we expensed stock-based awards, other than market-based awards, over the period between grant date and retirement eligibility or immediately if the employee was retirement eligible at the date of grant. For awards granted after mid-2010, other than market-based awards, retirement-eligible employees must provide one year of service after the date of grant in order to accelerate the vesting and retain the award, should they retire. Therefore, for awards granted after mid-2010, we expense stock-based awards over the greater of the period between grant date and retirement-eligibility date or one year. The market-based awards discussed above do not contain provisions that would accelerate the full vesting of the awards upon retirement-eligibility.
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. ASC Topic 718, Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately five percent to all unvested stock awards as of December 31, 2011, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually, or more frequently if there are significant changes in circumstances, and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2011:

	Unrecognized Compensation Cost (in millions)(1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$54
Non-vested stock awards	165
	$219	1.9

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.
Employee Stock Purchase Plans

Our global employee stock purchase plan provides for the granting of options to purchase up to 20 million shares of our common stock to all eligible employees. Under the employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 90 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2011, there were approximately 16 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2011	2010	2009
Shares issued or to be issued	3,830	4,358	4,056
Range of purchase prices	$4.81 - $6.22	$5.22 - $5.31	$7.09 - $8.10
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $5 million in expense associated with our employee stock purchase plan in 2011 and $9 million in 2010 and 2009.
NOTE N – EARNINGS PER SHARE

	Year Ended December 31,
(in millions)	2011	2010	2009
Weighted average shares outstanding - basic	1,509.3	1,517.8	1,507.9
Net effect of common stock equivalents	9.7
Weighted average shares outstanding - assuming dilution	1,519.0	1,517.8	1,507.9
We generated net losses in 2010 and 2009. Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 10 million for 2010 and 8 million for 2009 due to our net loss position in these years.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 62 million stock options for 2011, 61 million for 2010, and 48 million for 2009, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

NOTE O – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2010 and 2009 net sales and operating results based on standard currency exchange rates used for 2011 in order to remove the impact of currency fluctuations. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2011	2010	2009
Net sales		(restated)	(restated)
United States	$4,010	$4,215	$4,550
EMEA	1,781	1,798	1,814
Japan	842	863	944
Inter-Continental	726	665	659
Net sales allocated to reportable segments	7,359	7,541	7,967
Sales generated from business divestitures	140	346	364
Impact of foreign currency fluctuations	123	(81)	(143)
	$7,622	$7,806	$8,188

	Year Ended December 31,
(in millions)	2011	2010	2009
Depreciation expense		(restated)	(restated)
United States	$85	$96	$119
EMEA	10	19	20
Japan	9	10	10
Inter-Continental	7	7	8
Depreciation expense allocated to reportable segments	111	132	157
Manufacturing operations	125	123	125
Corporate expenses and currency exchange	60	48	41
	$296	$303	$323

	Year Ended December 31,
(in millions)	2011	2010	2009
Income (loss) before income taxes	(restated)	(restated)	(restated)
United States	$627	$733	$1,042
EMEA	735	759	810
Japan	367	400	555
Inter-Continental	265	245	290
Operating income allocated to reportable segments	1,994	2,137	2,697
Manufacturing operations	(264)	(305)	(464)
Corporate expenses and currency exchange	(270)	(271)	(431)
Goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(135)	(1,704)	(2,185)
Amortization expense	(421)	(513)	(511)
Operating income (loss)	904	(656)	(894)
Other expense, net	(262)	(407)	(414)
	$642	$(1,063)	$(1,308)

	As of December 31,
(in millions)	2011	2010
Total assets
United States	$1,851	$1,936
EMEA	1,003	936
Japan	243	256
Inter-Continental	463	429
Total assets allocated to reportable segments	3,560	3,557
Assets held for sale		576
Goodwill	9,761	10,186
Other intangible assets	6,473	6,343
All other corporate and manufacturing operations assets	1,496	1,466
	$21,290	$22,128
Enterprise-Wide Information (based on actual currency exchange rates)

	Year Ended December 31,
(in millions)	2011	2010	2009
Net sales		(restated)	(restated)
Interventional Cardiology	$2,495	$2,602	$2,859
Cardiac Rhythm Management	2,087	2,180	2,413
Endoscopy	1,187	1,079	1,006
Peripheral Interventions	731	669	661
Urology/Women’s Health	498	481	456
Neuromodulation	336	304	285
Electrophysiology	147	147	149
	7,481	7,462	7,829
Sales generated from divested businesses	141	344	359
	$7,622	$7,806	$8,188
United States	$4,010	$4,215	$4,550
Japan	951	886	908
Other foreign countries	2,520	2,361	2,371
	7,481	7,462	7,829
Sales generated from divested businesses	141	344	359
	$7,622	$7,806	$8,188

	As of December 31,
(in millions)	2011	2010	2009
Long-lived assets
United States	$1,141	$1,188	$1,206
Ireland	231	219	249
Other foreign countries	298	290	267
Property, plant and equipment, net	1,670	1,697	1,722
Goodwill	9,761	10,186	11,936
Other intangible assets	6,473	6,343	6,667
	$17,904	$18,226	$20,325

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented

ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position for the year ended December 31, 2011.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we included relevant disclosures beginning in our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to our 2011 consolidated financial statements included in Item 8 of this Annual Report for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note I – Supplemental Balance Sheet Information to our 2011 consolidated financial statements included in Item 8 of this Annual Report for a rollforward of our allowance for doubtful accounts during the year ended December 31, 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We were required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29.
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
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this Update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We are required to adopt Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB under ASC Update No. 2011-12, Comprehensive Income (Topic 820): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income. Our adoption of Update No. 2011-05 will not impact our future results of operations or financial position.
ASC Update No. 2011-08
In September 2011, the FASB issued ASC Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment. Update No. 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The "more likely than not" threshold is defined as having a likelihood of more than 50 percent. We are required to adopt Update No. 2011-08 for our first quarter ending March 31, 2012 and do not believe its adoption will have a significant impact on our future results of operations or financial position.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)

(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2011
Net sales	$1,925	$1,975	$1,874	$1,848
Gross profit	1,294	1,287	1,194	1,188
Operating income	322	237	174	170
Net income	46	146	142	107
Net income per common share - basic	$0.03	$0.10	$0.09	$0.07
Net income per common share - assuming dilution	$0.03	$0.10	$0.09	$0.07
2010
Net sales	$1,960	$1,928	$1,916	$2,002
Gross profit	1,297	1,274	1,293	1,342
Operating (loss) income	(1,486)	231	251	349
Net (loss) income	(1,589)	98	190	236
Net (loss) income per common share - basic	$(1.05)	$0.06	$0.13	$0.16
Net (loss) income per common share - assuming dilution	$(1.05)	$0.06	$0.12	$0.15

Our reported results for 2011 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; discrete tax items and amortization expense (after tax) of: $290 million in the first quarter, $116 million in the second quarter, $81 million in the third quarter and $90 million in the fourth quarter. These charges consisted primarily of: a goodwill impairment charge attributable to our U.S. Cardiac Rhythm Management (CRM) reporting unit and write-downs of certain intangible asset balances; net acquisition-related gains associated with previously-held equity interests and contingent consideration fair value adjustments; a gain associated with the divestiture of the Neurovascular business in January 2011; restructuring and restructuring-related costs attributable to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program; litigation-related charges; and discrete tax benefits related to certain tax positions taken in a prior period.

Our reported results for 2010 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; discrete tax items and amortization expense (after tax) of: $1.840 billion in the first quarter, $92 million in the second quarter, $106 million in the third quarter and $77 million in the fourth quarter. These charges consisted primarily of: a goodwill impairment charge attributable to the ship hold and product removal actions associated with our U.S. CRM reporting unit; a gain on the receipt of an acquisition-related milestone payment; a gain associated with the settlement of a litigation-related matter with Medinol Ltd; restructuring and restructuring-related costs attributable to our 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan; and discrete tax benefits related to certain tax positions taken in a prior period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2011, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s annual report on our internal control over financial reporting is contained in Item 7 of this Annual Report.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of Ernst & Young LLP on our internal control over financial reporting is contained in Item 7 of this Annual Report.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2011, and is incorporated into this Annual Report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements.
The response to this portion of Item 15 is set forth under Item 8.
(a)(2)    Financial Statement Schedules.
The response to this portion of Item 15 (Schedule II) follows the signature page to this report. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.
(a)(3)    Exhibits (* documents filed or furnished with this report, # compensatory plans or arrangements)

EXHIBIT NO.	TITLE

3.1	Restated By-laws of the Company (Exhibit 3.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).

3.2	Third Restated Certificate of Incorporation (Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).

4.1	Specimen Certificate for shares of the Company's Common Stock (Exhibit 4.1, Registration No. 33-46980).

4.2	Description of Capital Stock contained in Exhibits 3.1 and 3.2.

4.3	Indenture dated as of June 25, 2004 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) (Exhibit 4.1, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

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

4.11
Form of Global Security for the 6.25% Notes due 2035 in the aggregate principal amount of $350,000,000, and form of Notice to holders thereof (Exhibit 4.2, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.7, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.12	Indenture dated as of June 1, 2006 between the Company and JPMorgan Chase Bank, N.A., as Trustee (Exhibit 4.1, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.13	Form of Global Security for the 6.40% Notes due 2016 in the aggregate principal amount of $600,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.14	4.500% Senior Note due January 15, 2015 in the aggregate principal amount of $850,000,000 (Exhibit 4.2, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.15	6.000% Senior Note due January 15, 2020 in the aggregate principal amount of $850,000,000 (Exhibit 4.3, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.16	7.375% Senior Note due January 15, 2040 in the aggregate principal amount of $300,000,000 (Exhibit 4.4, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

10.1
Form of Amended and Restated Credit and Security Agreement dated as of November 7, 2007 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.1, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

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

10.3
Form of Amendment No. 2 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 5, 2009 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-11083).

10.4
Form of Amendment No. 3 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 4, 2010 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada. (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-11083).

10.5
Form of Amendment No. 4 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of October 29, 2010 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, Liberty Street Funding LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, The Bank of Nova Scotia and Royal Bank of Canada (Exhibit 10.7, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11083).

10.6
Form of Amendment No. 5 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 3, 2011 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, Liberty Street Funding LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch; The Bank of Nova Scotia and Royal Bank of Canada (Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).

10.7
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

10.8
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding LLC, as the Buyer (Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.9
Credit Agreement dated as of June 23, 2010 by and among Boston Scientific Corporation, BSC International Holding Limited, the several Lenders parties thereto, and JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent (Exhibit 10.1, Current Report on Form 8-K dated June 23, 2010, File No. 1-11083).

10.10
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

10.11
Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (Exhibit 10.1, Current Report on Form 8-K dated November 23, 2004, File No. 1-11083).

10.12
Sale and Purchase Agreement dated October 28, 2010, as amended, between Boston Scientific Corporation and Stryker Corporation (Exhibit 10.11, Annual Report on Form 10-K for year ended December 31, 2010 and Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No.1-11083).

10.13*	Amendment No. 3 to Sale and Purchase Agreement dated November 1, 2011, between Boston Scientific Corporation and Stryker Corporation.

10.14*	Amendment No. 4 to Sale and Purchase Agreement dated December 1, 2011, between Boston Scientific Corporation and Stryker Corporation.

10.15
Transaction Agreement, dated as of January 8, 2006, as amended, between Boston Scientific Corporation and Abbott Laboratories (Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.16
Form of Settlement Agreement and Non-Exclusive Patent Cross-License dated January 29, 2010 by and between Boston Scientific Corporation and Boston Scientific Scimed, Inc., and Johnson & Johnson (Exhibit 10.1, Current Report of Form 8-K dated January 29, 2010, File No.1-11083).

10.17	Form of Plea Agreement and Sentencing Stipulations executed as of February 24, 2010 (Exhibit 10.66, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.18
Form of Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Boston Scientific Corporation (Exhibit 10.67, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.19
Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006 (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

10.20
Embolic Protection Incorporated 1999 Stock Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.21
Quanam Medical Corporation 1996 Stock Plan, as amended (Exhibit 10.3, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.22
RadioTherapeutics Corporation 1994 Incentive Stock Plan, as amended (Exhibit 4.2, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.23	Guidant Corporation 1994 Stock Plan, as amended (Exhibit 10.46, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.24	Guidant Corporation 1996 Nonemployee Directors Stock Plan, as amended (Exhibit 10.47, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.25	Guidant Corporation 1998 Stock Plan, as amended (Exhibit 10.48, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.26	Form of Guidant Corporation Option Grant (Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.27*	Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2011 (Corrected Version).#

10.28
Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.29
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (Exhibit 10.1, Current Report on Form 8-K dated October 28, 2008, File No. 1-11083).#

10.30	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.31	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.32
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005 and Exhibit 10.4, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.33	Form of Trust Under the Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).#

10.34	Boston Scientific Corporation Deferred Bonus Plan (Exhibit 10.1, Current Report on Form 8-K dated May 11, 2010, File No. 1-11083).#

10.35
Boston Scientific Corporation Executive Retirement Plan, as amended (Exhibit 10.54, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.5, Current Report on Form 8-K dated December 16, 2008 and Exhibit 10.1, Current Report on Form 8-K dated August 1, 2011, File No. 1-11083).#

10.36	Form of 2010 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.37	Form of 2010 Performance Share Plan (Exhibit 10.2, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.38	Form of 2011 Performance Share Program (Exhibit 10.1, Current Report on Form 8-K dated December 14, 2010, File No. 1-11083).#

10.39	Form of 2011 Performance Incentive Plan, as amended (Exhibit 10.1, Current Report on Form 8-K dated January 7, 2011, File No. 1-11083).#

10.40	Form of 2012 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated October 28, 2011, File No. 1-11083).#

10.41	Form of 2012 Total Shareholder Return Performance Share Plan (Exhibit 10.1, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.42	Form of 2012 Free Cash Flow Performance Share Plan (Exhibit 10.2, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.43
Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (Exhibit 10.39, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.44*	Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011#

10.45
Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.46
Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.47
Boston Scientific Corporation 2000 Long-Term Incentive Plan, as amended (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, and Exhibit 10.3, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.48
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).#

10.49*	Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended.#

10.50	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.51	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.52	Form of Non-Qualified Stock Option Agreement (vesting over two years) (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.53	Form of Non-Qualified Stock Option Agreement (Executive) (Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.54	Form of Deferred Stock Unit Award Agreement (Executive) (Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.55	Form of Non-Qualified Stock Option Agreement (Special) (Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.56	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.57	Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement) (Exhibit 10.6, Quarterly Report on Form 10-K dated September 30, 2010, File No. 1-11083).#

10.58	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.59	Form of Deferred Stock Unit Award Agreement (Special) (Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.60	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.61	Form of Deferred Stock Unit Award Agreement (vesting over five years) (Exhibit 10.16, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.62	Form of Deferred Stock Unit Award Agreement (vesting over two years) (Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.63	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.64	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.65
Form of Deferred Stock Unit Award Agreement (with one year service requirement for vesting upon Retirement) (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11083).#

10.66	Form of Performance Share Unit Award Agreement (Exhibit 10.41, Annual Report on Form 10-K for year ended December 31, 2009, File No 1-11083).#

10.67
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2003 and 2011 Long-Term Incentive Plans (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.68	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.69	Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.70*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return).#

10.71*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow).#

10.72*	Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Special).#

10.73*	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Kucheman).#

10.74*	Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman).#

10.75*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Total Shareholder Return).#

10.76*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Free Cash Flow).#

10.77*	Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Special).#

10.78	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.61, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.79	Form of Change in Control Agreement between Boston Scientific Corporation and certain Executive Officers (Exhibit 10.3, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.80	Form of Severance Pay and Layoff Notification Plan as Amended and Restated effective as of November 1, 2007 (Exhibit 10.1, Current Report on Form 8-K dated November 1, 2007, File No. 1-11083).#

10.81
Boston Scientific Corporation Severance Pay and Layoff Notification Plan as Amended and Restated, effective as of January 1, 2012 (Exhibit 10.3, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.82	Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, effective as of January 1, 2012 (Exhibit 10.4, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.83
Form of Deferred Stock Unit Award Agreement between Boston Scientific Corporation and James R. Tobin dated February 28, 2006, as amended (2000 Long-Term Incentive Plan) (Exhibit 10.56, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.7, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.84
Form of Deferred Stock Unit Agreement between Boston Scientific Corporation and James R. Tobin dated February 28, 2006, as amended (2003 Long-Term Incentive Plan) (Exhibit 10.57, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.8, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.85
Form of Non-Qualified Stock Option Agreement dated February 24, 2009 between Boston Scientific Corporation and James R. Tobin (Exhibit 10.66, Annual Report on Form 10-K for year ended December 31, 2008, File No. 1-11083).#

10.86
Form of Transition and Retirement Agreement dated June 25, 2009 between Boston Scientific Corporation and James R. Tobin (Exhibit 10.1, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

10.87	Form of Offer Letter between Boston Scientific Corporation and Sam R. Leno dated April 11, 2007 (Exhibit 10.1, Current Report on Form 8-K dated May 7, 2007, File No. 1-11083).#

10.88
Form of Deferred Stock Unit Award Agreement dated June 5, 2007 between Boston Scientific Corporation and Sam R. Leno (Exhibit 10.1, Quarterly Report on Form 10-Q for quarter ended June 30, 2007, File No. 1-11083).#

10.89
Form of Non-Qualified Stock Option Agreement dated June 5, 2007 between Boston Scientific Corporation and Sam R. Leno (Exhibit 10.2, Quarterly Report on Form 10-Q dated June 30, 2007, File No. 1-11083).#

10.90	Form of Offer Letter between Boston Scientific Corporation and Jeffrey D. Capello dated May 16, 2008 (Exhibit 10.65, Annual Report on Form 10-K for year ended December 31, 2008, File No. 1-11083).#

10.91	Form of Offer Letter between Boston Scientific Corporation and J. Raymond Elliott dated June 22, 2009 (Exhibit 10.2, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

10.92
Form of Performance Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009 (Exhibit 10.68, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).#

10.93
Form of Retention Agreement between Boston Scientific Corporation and J. Raymond Elliott, effective as of July 13, 2009 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-11083).#

10.94
Form of Restricted Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009 (Exhibit 10.69, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).#

10.95	Form of Letter Agreement dated September 16, 2011 between Boston Scientific Corporation and J. Raymond Elliott (Exhibit 10.3, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.96*	Form of Consulting Agreement dated December 12, 2011 between Boston Scientific Corporation and J. Raymond Elliott.#

10.97
Form of Offer Letter between Boston Scientific Corporation and Timothy A. Pratt dated April 9, 2008 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11083).#

10.98
Form of Agreement and General Release of All Claims between Fredericus A. Colen and Boston Scientific Corporation dated April 23, 2010 (Exhibit 10.1, Current Report on Form 8-K dated April 23, 2010, File No. 1-11083).#

10.99
Form of Offer Letter dated September 6, 2011 between Boston Scientific Corporation and Michael F. Mahoney, as supplemented September 13, 2011 (Exhibit 10.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.100*	Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between Boston Scientific Corporation and Michael F. Mahoney, as supplemented September 13, 2011.#

10.101	Form of Offer Letter dated September 6, 2011 between Boston Scientific Corporation and William H. Kucheman (Exhibit 10.2, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.102*	Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between Boston Scientific Corporation and William H. Kucheman.#

10.103*	Form of Retirement Agreement dated January 1, 2012 between Boston Scientific Corporation and Stephen F. Moreci.#

10.104*	Form of Consulting Agreement dated January 12, 2012 between Boston Scientific Corporation and Stephen F. Moreci.#

10.105*	Form of Retirement Agreement dated December 21, 2011 between Boston Scientific Corporation and Sam R. Leno.#

11*
Statement regarding computation of per share earnings (included in Note O - Earnings per Share to the Company's 2011 consolidated financial statements for the year ended December 31, 2011 included in Item 8).

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Company's subsidiaries as of February 9, 2012.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) the Consolidated Statements of Financial Position as of December 31, 2011 and 2010; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) the notes to the Consolidated Financial Statements; and (vi) Schedule II - Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2012	By:	/s/ Jeffrey D. Capello

Jeffrey D. Capello
Executive Vice President and Chief
Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: February 17, 2012	By:	/s/ Katharine T. Bartlett

Katharine T. Bartlett
Director

Dated: February 17, 2012	By:	/s/ Bruce L. Byrnes

Bruce L. Byrnes
Director

Dated: February 17, 2012	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 17, 2012	By:	/s/ J. Raymond Elliott

J. Raymond Elliott
Director

Dated: February 17, 2012	By:	/s/ Kristina M. Johnson, Ph.D.

Kristina M. Johnson, Ph.D.
Director

Dated: February 17, 2012	By:	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph. D.
Director

Dated: February 17, 2012	By:	/s/ William H. Kucheman

William H. Kucheman
Director, Chief Executive Officer

Dated: February 17, 2012	By:	/s/ N.J. Nicholas, Jr.

N.J. Nicholas, Jr.
Director

Dated: February 17, 2012	By:	/s/ Pete M. Nicholas

Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 17, 2012	By:	/s/ Uwe E. Reinhardt, Ph.D.

Uwe E. Reinhardt, Ph.D.
Director

Dated: February 17, 2012	By:	/s/ John E. Sununu

John E. Sununu
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Deductions to Allowances for Uncollectible Accounts (b)	Charges to (Deductions from) Other Accounts (c)	Balance at End of Year
Year Ended December 31, 2011:
Allowances for uncollectible accounts and sales returns and allowances	$125	11	(13)	(7)	$116
Year Ended December 31, 2010:
Allowances for uncollectible accounts and sales returns and allowances	$110	27	(15)	3	$125
Year Ended December 31, 2009:
Allowances for uncollectible accounts and sales returns and allowances	$131	27	(14)	(34)	$110
(a) Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b) Represents actual write-offs of uncollectible accounts.
(c) Represents net change in allowances for sales returns, recorded as contra-revenue.