Form 10-Q
period 2012-03-31
BOSTON SCIENTIFIC CORP
filed 2012-05-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

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
(508) 650-8000
(Registrant’s telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 30, 2012
Common Stock, $.01 par value	1,429,295,312

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
in millions, except per share data	2012	2011

Net sales	$1,866	$1,925
Cost of products sold	631	631
Gross profit	1,235	1,294

Operating expenses:
Selling, general and administrative expenses	659	596
Research and development expenses	215	212
Royalty expense	48	51
Amortization expense	97	132
Goodwill impairment charge		697
Contingent consideration expense	10	6
Restructuring charges	10	38
Gain on divestiture		(760)
	1,039	972
Operating income	196	322

Other income (expense):
Interest expense	(69)	(75)
Other, net	(4)	26
Income before income taxes	123	273
Income tax expense	10	227
Net income	$113	$46

Net income per common share — basic	$0.08	$0.03
Net income per common share — assuming dilution	$0.08	$0.03

Weighted-average shares outstanding
Basic	1,445.2	1,526.5
Assuming dilution	1,454.1	1,536.3

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2012	2011
Net income	$113	$46
Other comprehensive income:
Foreign currency translation adjustment	25	28
Net change in unrealized gains and losses on derivative financial instruments, net of tax	34	(18)
Total other comprehensive income	59	10
Total comprehensive income	$172	$56

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
in millions, except share and per share data	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$284	$267
Trade accounts receivable, net	1,316	1,246
Inventories	889	931
Deferred income taxes	404	458
Prepaid expenses and other current assets	198	203
Total current assets	3,091	3,105
Property, plant and equipment, net	1,669	1,670
Goodwill	9,762	9,761
Other intangible assets, net	6,382	6,473
Other long-term assets	281	281
	$21,185	$21,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$4	$4
Accounts payable	288	203
Accrued expenses	1,180	1,327
Other current liabilities	197	273
Total current liabilities	1,669	1,807
Long-term debt	4,255	4,257
Deferred income taxes	1,877	1,865
Other long-term liabilities	1,988	2,008

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,538,683,478 shares as of March 31, 2012 and 1,531,006,390 shares as of December 31, 2011	15	15
Treasury stock, at cost - 104,450,758 shares as of March 31, 2012 and 81,950,716 shares as of December 31, 2011	(630)	(492)
Additional paid-in capital	16,358	16,349
Accumulated deficit	(4,268)	(4,381)
Accumulated other comprehensive loss, net of tax	(79)	(138)
Total stockholders’ equity	11,396	11,353
	$21,185	$21,290

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
in millions	2012	2011

Cash provided by (used for) operating activities	$212	$(97)

Investing activities:
Purchases of property, plant and equipment, net of proceeds	(66)	(69)
Payments for acquisitions of businesses, net of cash acquired		(370)
Payments relating to prior-period acquisitions	(3)
Payments for investments in companies and acquisitions of certain technologies		(9)
Proceeds from business divestitures, net of costs		1,416

Cash (used for) provided by investing activities	(69)	968

Financing activities:
Payments on long-term borrowings		(500)
Proceeds from borrowings on credit facilities	120	250
Payments on borrowings from credit facilities	(120)	(250)
Payments for acquisitions of treasury stock	(138)
Proceeds from issuances of shares of common stock	9	9

Cash used for financing activities	(129)	(491)

Effect of foreign exchange rates on cash	3	2

Net increase in cash and cash equivalents	17	382
Cash and cash equivalents at beginning of period	267	213
Cash and cash equivalents at end of period	$284	$595

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$27	$32

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2011 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note L – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three month period ended March 31, 2012. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note F - Borrowings and Credit Arrangements and Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS
We did not close any material acquisitions during the first quarter of 2012. In March 2012, we exercised our option to acquire Cameron Health, Inc. Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System. The agreement calls for an upfront payment of $150 million, payable upon transaction closing, a potential $150 million payment upon FDA approval of the S-ICD® system, plus up to an additional $1.05 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. The closing of this transaction is subject to customary conditions, including relevant antitrust clearance, and is expected to occur in the second or third quarter of 2012.
During the first quarter of 2011, we completed several acquisitions as part of our priority growth initiatives, targeting the areas of structural heart therapy, deep-brain stimulation, peripheral vascular disease, and atrial fibrillation. Our unaudited condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and were not material for the quarters ended March 31, 2012 and 2011.
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market, and TAVR is one of the fastest growing medical device markets. We are integrating the operations of the Sadra business into our Interventional Cardiology business. Total consideration includes a net cash payment of $193 million at closing to acquire the remaining 86 percent of Sadra and potential payments up to $193 million through 2016 that are contingent upon the achievement of certain regulatory- and revenue-based milestones.
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Through our acquisition of Intelect, we are developing advanced visualization and programming technology for deep-brain stimulation (DBS). We have integrated the operations of the Intelect business into our Neuromodulation business. The acquisition was intended to leverage the core architecture of our VerciseTM DBS platform and advance our technology in the field of deep-brain stimulation. We paid $60 million at the closing of the transaction to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
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
Atritech, Inc.
On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. Atritech has developed a device designed to close the left atrial appendage of the heart. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke, and is approved for use in CE Mark countries. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We are integrating the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device. Total consideration includes a net cash payment of $98 million at closing of the transaction and potential payments up to $275 million through 2015 that are contingent upon achievement of certain regulatory-based milestones and revenue.
Purchase Price Allocation
The components of the aggregate purchase price as of the acquisition date for acquisitions closed in the first quarter of 2011 are as follows (in millions):

Cash, net of cash acquired	$370
Fair value of contingent consideration	287
Prior investments	55
$712

As of the respective acquisition dates, we recorded total contingent consideration liabilities of $287 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies based upon the achievement of certain regulatory- and commercialization-related milestones and revenue. The fair value of the contingent consideration liabilities was estimated by discounting, to present value, contingent payments expected to be made. In certain circumstances, we utilized a probability-weighted approach to determine the fair value of contingent consideration related to the expected achievement of milestones. We used risk-adjusted discount rates ranging from two to 20 percent as of the acquisition date to derive the fair value of the expected obligations, which we believe are appropriate and representative of market participant assumptions.
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
We accounted for these acquisitions as business combinations and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the aggregate purchase price allocation (in millions):

Goodwill	$266
Amortizable intangible assets	97
Indefinite-lived intangible assets	470
Deferred income taxes	(121)
$712

We allocated the aggregate purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology-related	$97	7.4	22.6% - 25.0%

Indefinite-lived intangible assets
Purchased research and development	470		23.6% - 30.0%
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

Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets will be tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2011 Annual Report filed on Form 10-K, and amortization of the purchased research and development will begin upon completion of the related projects. We estimate that the total cost to complete the in-process research and development programs acquired in the first quarter of 2011 is between $150 million and $200 million, as of March 31, 2012, and we expect material net cash inflows from the products in development to commence in 2014-2016. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives.
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

U.S.	$161
EMEA	99
Inter-Continental	5
Japan	1
$266

Contingent Consideration
Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In accordance with U.S. GAAP, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations.
We recorded expense related to our contingent consideration liabilities of $10 million in the first quarter of 2012 and $6 million during the first quarter of 2011 representing the change in the fair value of these obligations. We paid $3 million in the first quarter of 2012 and did not make any payments related to prior-period acquisitions during the first quarter of 2011. As of March 31, 2012, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay is approximately $730 million.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2011	$(358)
Contingent consideration liability recorded
Fair value adjustments	(10)
Payments made	3
Balance as of March 31, 2012	$(365)

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range
R&D- and Commercialization-based Milestones	$180 million	Discounted Cash Flow	Discount Rate	1.2% - 3.0%
			Probability of Payment	50% - 85%
			Projected Year of Payment	2013 - 2017
Revenue-based Payments	$185 million	Discounted Cash Flow	Discount Rate	12.0% - 20.0%
			Probability of Payment	65% - 100%
			Projected Year of Payment	2012 - 2018

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. We will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction.
The revenues generated by the Neurovascular business in the first quarter of 2012 were $29 million and $34 million in the first quarter of 2011. We continue to generate net sales pursuant to our supply and distribution agreements with Stryker; however, these net sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS
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
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit, as described in our accounting policies in our 2011 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.
As a result of physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and DOJ investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, among other factors, we estimated the U.S. CRM market would experience negative growth rates in the mid-single digits in 2011, as compared to 2010. Due to these estimated market reductions, as well as the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business. The impact of the reduction in the size of the U.S. ICD market, and the related reduction in our forecasted 2011 U.S. CRM net sales, as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $780 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.4 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of March 31, 2012. As of the most recent annual assessment as of April 1, 2011, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, including increases to the reporting unit carrying value, may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. During the second half of 2011 and the first quarter of 2012, we closely monitored these key variables and other factors and determined that we were not required to perform an interim impairment test. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. Future events that could have a negative impact on the levels of excess fair value over carrying value of the reporting units include, but are not limited to:

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
Negative changes in one or more of these factors, among others, could result in additional impairment charges.

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of March 31, 2012 and December 31, 2011 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.366 billion as of March 31, 2012 and $2.088 billion as of December 31, 2011.

We recognized net losses of $16 million in earnings on our cash flow hedges during the first quarter of 2012, as compared to net losses of $19 million during the first quarter of 2011. All currency cash flow hedges outstanding as of March 31, 2012 mature within 36 months. As of March 31, 2012, $19 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $52 million as of December 31, 2011. As of March 31, 2012, $24 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.950 billion as of March 31, 2012 and $2.209 billion as of December 31, 2011.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative contracts outstanding as of March 31, 2012 or December 31, 2011.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $71 million as of March 31, 2012 and $73 million as of December 31, 2011, and unamortized losses of $4 million as of March 31, 2012 and $4 million as of December 31, 2011, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $6 million as of March 31, 2012 and $7 million as of December 31, 2011. During the first quarter of 2012, we recorded $3 million as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of March 31, 2012, $10 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.
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
We also employ master netting arrangements that reduce our counterparty payment settlement risk on any given maturity date to the net amount of any receipts or payments due between us and the counterparty financial institution. Thus, the maximum loss due to counterparty credit risk is limited to the unrealized gains in such contracts net of any unrealized losses should any of these counterparties fail to perform as contracted. Although these protections do not eliminate concentrations of credit risk, as a result of the above considerations, we do not consider the risk of counterparty default to be significant.
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the first quarters of 2012 and 2011 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Loss Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended March 31, 2012
Currency hedge contracts	$37	$(16)	Cost of products sold
	$37	$(16)
Three Months Ended March 31, 2011
Currency hedge contracts	$(47)	(19)	Cost of products sold
	$(47)	$(19)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis in the first quarters of 2012 and 2011.

Derivatives Not Designated as Hedging Instruments	Location in Statement of Operations	Amount of Gain Recognized in Earnings (in millions)
		Three Months Ended March 31,
		2012	2011
Currency hedge contracts	Other, net	$3	$1
		$3	$1

Net gains on currency hedge contracts not designated as hedging instruments were substantially offset by net losses from foreign currency transaction exposures of $6 million during the first quarter of 2012 and $2 million during the first quarter of 2011. As a result, we recorded a net foreign currency loss of $3 million during the first quarter of 2012 and $1 million during the first quarter of 2011, within other, net in our accompanying unaudited condensed consolidated statements of operations.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2012, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of March 31, 2012 and December 31, 2011:

		As of
		March 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2012	2011
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$18	$31
Currency hedge contracts	Other long-term assets	27	20
		45	51
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	29	36
Total Derivative Assets		$74	$87

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$41	$69
Currency hedge contracts	Other long-term liabilities	20	49
		61	118
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	18	13
Total Derivative Liabilities		$79	$131

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012				As of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$102			$102	$78			$78
Currency hedge contracts		$74		74		$87		87
	$102	$74		$176	$78	$87		$165
Liabilities
Currency hedge contracts		$79		$79		$131		$131
Accrued contingent consideration			$365	365			$358	358
		$79	$365	$444		$131	$358	$489

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $102 million invested in money market and government funds as of March 31, 2012, we had $66 million in short-term time deposits and $116 million in interest bearing and non-interest bearing bank accounts. In addition to $78 million invested in money market and government funds as of December 31, 2011, we had $88 million of cash invested in short-term time deposits, and $101 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2012 related solely to our contingent consideration liabilities. Refer to Note B - Acquisitions for a discussion of the fair value measurements of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $13 million as of March 31, 2012 and $16 million as of December 31, 2011.
During the first quarter of 2011, we wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, with a carrying amount of $1.479 billion to its implied fair value of $782 million, resulting in a non-deductible goodwill impairment charge of $697 million. The fair value measurement was calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long-range strategic plans and other estimates.
The fair value of our outstanding debt obligations was $4.760 billion as of March 31, 2012 and $4.649 billion as of December 31, 2011, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.259 billion as of March 31, 2012 and $4.261 billion as of December 31, 2011. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2012 is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	$4,200
			$600	$1,250	$600	$1,750	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Term Loan and Revolving Credit Facility
During the first quarter of 2012, we maintained a $2.0 billion revolving credit facility, maturing in June 2013. Eurodollar and multicurrency loans under this revolving credit facility bore interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent (2.05 percent, as of March 31, 2012), based on our corporate credit ratings. In addition, we were required to pay a facility fee (0.45 percent, as of March 31, 2012) based on our credit ratings and the total amount of revolving credit commitments, generally irrespective of usage, under the agreement. There were no amounts borrowed under our revolving credit facility as of March 31, 2012 or December 31, 2011.
Our revolving credit facility agreement in place as of March 31, 2012 required that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of March 31, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.5 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of March 31, 2012 provided for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our 2011 Restructuring program. As of March 31, 2012, we had $324 million of the combined restructuring charge exclusion remaining. In addition, any litigation-related charges and credits were excluded from the calculation of consolidated EBITDA until such items were paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 were excluded from the calculation of consolidated EBITDA. As of March 31, 2012, we had $1.808 billion of the combined legal payment exclusion remaining. As of and through March 31, 2012, we were in compliance with the required covenants.
In April 2012, we completed financing a new $2.0 billion revolving credit facility, maturing in April 2017, which replaces the previous credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent (currently 1.275 percent), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee (currently 0.225 percent) based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, generally irrespective of usage, under the agreement.
Our new revolving credit facility also requires that we maintain certain financial covenants, including a maximum leverage ratio of 3.5 times and a minimum interest coverage ratio of 3.0 times. The new agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to current or future restructuring plans. In addition, any non-cash charges and cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any debt issued to fund any tax deficiency payments shall not exceed $2.3 billion in the aggregate.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of March 31, 2012 and December 31, 2011.
Other Arrangements

We also maintain a $350 million credit and security facility secured by our U.S. trade receivables, maturing in August 2012, subject to extension. In the first quarter of 2012, we borrowed $120 million under the facility and subsequently repaid the borrowed amounts during the quarter. There were no amounts borrowed under this facility as of March 31, 2012 or December 31, 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 230 million Euro (translated to approximately $305 million as of March 31, 2012). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $390 million of receivables as of March 31, 2012 at an average interest rate of 3.5 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. Our cash flow and accounts receivable days sales outstanding was negatively impacted during the first quarter of 2012 due to our reduced ability to sell accounts receivable under our factoring programs within southern Europe. This was due to certain of our factoring agents suspending their factoring programs to reduce their exposure levels to government owned or supported debt. The European sovereign debt crisis may further impact our future ability to transfer receivables, or negatively impact the costs or credit limits of our existing factoring programs, which may negatively impact our cash flow and results of operations. Within Italy, Spain, Greece and Portugal the number of days our receivables are outstanding has continued to increase. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Greece and Portugal accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring arrangements to mitigate our risk of further reductions in cash flow in this region.
In addition, we have uncommitted credit facilities with two commercial Japanese banks that provide for accounts receivable discounting of up to 18.5 billion Japanese yen (translated to approximately $225 million as of March 31, 2012). We de-recognized $179 million of notes receivable as of March 31, 2012 at an average interest rate of 1.9 percent and $188 million of notes receivable as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

NOTE G – RESTRUCTURING-RELATED ACTIVITIES
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that we believe are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below.
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
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we have made payments of $32 million. We have recorded related costs of $50 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our expected total costs associated with the 2011 Restructuring plan by major type of cost:

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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $142 million to date. We have recorded related costs of $158 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our expected total costs associated with the 2010 Restructuring plan by major type of cost:

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
Plant Network Optimization program
In January 2009, our Board of Directors approved, and we committed to, a plant network optimization initiative (the Plant Network Optimization program), which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to the restructuring initiatives approved by our Board of Directors in 2007 (the 2007 Restructuring plan), and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately

$130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $85 million to date. We have recorded related costs of $127 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.
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
In the aggregate, we recorded restructuring charges pursuant to our restructuring plans of $10 million in the first quarter of 2012 and $38 million in the first quarter of 2011. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $7 million in the first quarter of 2012 and $12 million in the first quarter of 2011.
The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended March 31, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$(1)				$11	$10
Restructuring-related expenses:
Cost of products sold			$4			4
Selling, general and administrative expenses					3	3
			4		3	7
	$(1)		$4		$14	$17

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$2				$13	$15
2010 Restructuring plan	(2)				1	(1)
Plant Network Optimization program	(1)		$4			3
	$(1)		$4		$14	$17

Three Months Ended March 31, 2011

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$28				$10	$38
Restructuring-related expenses:
Cost of products sold		$3	$8			11
Selling, general and administrative expenses					1	1
		3	8		1	12
	$28	$3	$8		$11	$50

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$27				$11	$38
Plant Network Optimization program	1	$3	$8			12
	$28	$3	$8		$11	$50

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
We have incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $230 million and restructuring-related costs of $105 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$23	$88	$35	$146
Fixed asset write-offs		11		11
Other	23	50		73
Total restructuring charges	46	149	35	230
Accelerated depreciation		1	21	22
Transfer costs			71	71
Other	4	8		12
Restructuring-related expenses	4	9	92	105
	$50	$158	$127	$335

We made cash payments of $36 million in the first quarter of 2012 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $259 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and is comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Three Months Ended March 31, 2012
Termination benefits	$9	$2	$11	$22
Transfer costs			4	4
Other	10			10
	$19	$2	$15	$36

Program to Date
Termination benefits	$12	$86	$14	$112
Transfer costs			71	71
Other	20	56		76
	$32	$142	$85	$259
We also made cash payments of $3 million during the first quarter of 2012 associated with our 2007 Restructuring plan and have made total cash payments of $377 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
The following is a rollforward of the restructuring liability associated with our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

							Plant Network
	2011 Restructuring plan			2010 Restructuring plan			Optimization

(in millions)	Termination Benefits	Other	Subtotal	Termination Benefits	Other	Subtotal	Termination Benefits	Total
Accrued as of December 31, 2009							$22	$22
Charges				$66	$28	$94	4	98
Cash payments				(45)	(20)	(65)		(65)
Accrued as of December 31, 2010				21	8	29	26	55
Charges	$21	$13	$34	24	24	48	10	92
Cash payments	(3)	(10)	(13)	(39)	(32)	(71)	(3)	(87)
Accrued as of December 31, 2011	18	3	21	6	—	6	33	60
Charges	2	13	15	(2)	1	(1)	(1)	13
Cash payments	(9)	(10)	(19)	(2)		(2)	(11)	(32)
Accrued as of March 31, 2012	$11	$6	$17	$2	$1	$3	$21	$41
The remaining restructuring liability associated with our 2007 Restructuring plan was $3 million as of March 31, 2012 and $6 million as of December 31, 2011.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	March 31, 2012	December 31, 2011
Accounts receivable	$1,443	$1,362
Less: allowance for doubtful accounts	(90)	(81)
Less: allowance for sales returns	(37)	(35)
	$1,316	$1,246
The following is a rollforward of our allowance for doubtful accounts for the first quarters of 2012 and 2011:

	Three Months Ended March 31,
(in millions)	2012	2011
Beginning balance	$81	$83
Net charges to expenses	9	(19)
Utilization of allowances		(3)
Ending balance	$90	$61
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

Inventories

	As of
(in millions)	March 31, 2012	December 31, 2011
Finished goods	$602	$637
Work-in-process	70	71
Raw materials	217	223
	$889	$931
Property, plant and equipment, net

	As of
(in millions)	March 31, 2012	December 31, 2011
Land	$111	$111
Buildings and improvements	932	923
Equipment, furniture and fixtures	1,968	1,919
Capital in progress	212	230
	3,223	3,183
Less: accumulated depreciation	1,554	1,513
	$1,669	$1,670
Depreciation expense was $66 million for the first quarter of 2012 and $69 million for the first quarter of 2011.
Accrued expenses

	As of
(in millions)	March 31, 2012	December 31, 2011
Legal reserves	$137	$129
Payroll and related liabilities	371	466
Accrued contingent consideration	52	37
Other	620	695
	$1,180	$1,327
Other long-term liabilities

	As of
(in millions)	March 31, 2012	December 31, 2011
Legal reserves	$181	$170
Accrued income taxes	1,112	1,095
Accrued contingent consideration	313	321
Other long-term liabilities	382	422
	$1,988	$2,008
Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of March 31, 2012 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first quarters of 2012 and 2011 consisted of the following (in millions):

	Three Months Ended March 31,
	2012	2011
Beginning Balance	$30	$43
Provision		5
Settlements/reversals	(7)	(7)
Ending Balance	$23	$41

NOTE I – INCOME TAXES
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,
	2012	2011
Reported tax rate	7.7%	83.2%
Impact of certain receipts/charges*	7.3%	(69.4)%
	15.0%	13.8%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the first quarter of 2012, as compared to the same period in 2011, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first quarter of 2012, these receipts and charges included acquisition-, divestiture- and restructuring-related charges. Our reported tax rate was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling. In the first quarter of 2011, these receipts and charges included a gain on the divestiture of our Neurovascular business, a non-deductible goodwill impairment charge, and restructuring- and acquisition-related charges and credits, as well as discrete tax items related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets.
As of March 31, 2012, we had $960 million of gross unrecognized tax benefits, of which a net $855 million, if recognized, would affect our effective tax rate. As of December 31, 2011, we had $952 million of gross unrecognized tax benefits, of which a net $847 million, if recognized, would affect our effective tax rate.
We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
We believe we have meritorious defenses for our tax filings and we have filed petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $319 million accrued for gross interest and penalties as of March 31, 2012 and $313 million as of December 31, 2011. We recognized tax expense related to interest and penalties of $2 million in the first quarter of 2012 and $7 million in the first quarter of 2011.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $26 million.

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

During recent years, we successfully negotiated closure of several long-standing legal matters and recently received favorable legal rulings in several other matters; however, there continues to be outstanding intellectual property litigation particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

In addition, like other companies in the medical device industry we are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and governmental investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have a material adverse effect on our financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $318 million as of March 31, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2011 Annual Report filed on Form 10-K and specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

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

On December 4, 2009, Boston Scientific Scimed, Inc. and we filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief and was ultimately transferred to the U.S. District Court for the District of Delaware. In April 2011, the District Court granted summary judgment that Cordis willfully infringed the Jang patent. After a trial on damages in May 2011, the jury found in favor of Boston Scientific for lost profits of approximately $18.5 million and royalties of approximately $1 million. On March 13, 2012, the District Court granted our motion for enhanced damages, resulting in a total damages award of approximately $41 million, which includes doubled jury damages as well as prejudgment interest. On April 10, 2012, Cordis filed a notice of appeal.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleged breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. The suit was filed in the U.S. District Court for the Eastern District of Virginia and was ultimately transferred to the U.S. District Court for the District of Massachusetts. In September 2009, OrbusNeich filed an amended complaint against us alleging additional state law claims. In March 2010, the District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. OrbusNeich amended its complaint in April 2010 to add another patent (another Addonizio patent). In January 2011, OrbusNeich amended its complaint to drop its misappropriation of trade secret, statutory and unfair competition claims and in July 2011, it further amended its complaint to include allegations that our ION™ coronary stent system infringes two additional patents. On February 24, 2012, the District Court granted our motion to stay the patent claims pending re-examination of the patents in suit.

On November 17, 2009, Boston Scientific Scimed, Inc. filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Hague District Court in the Netherlands alleging that OrbusNeich's sale of the Genous stent infringes a patent owned by us (the Keith patent) and seeking monetary damages and injunctive relief. A hearing was held in June 2010. In December 2010, the case was stayed pending the outcome of an earlier case on the same patent. On March 13, 2012, the Hague Court of Appeals denied our request for preliminary relief.

On May 27, 2011, Body Science LLC filed suit against us in the United States District Court for the Northern District of Illinois, alleging that our Latitude® Patient Management System and Latitude® Blood Pressure Monitor infringes two U.S. patents (the

Besson patents) owned by them. In July 2011, Body Science amended its complaint to add several cardiac resynchronization therapy defibrillator (CRT-D) and implantable cardioverter defibrillator (ICD) devices that are compatible with the Latitude® Patient Management System. On March 6, 2012, the District Court transferred the case to the United States District Court for the District of Minnesota.

Product Liability Litigation

Fewer than 12 individual lawsuits remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. In November 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota. In 2007, we reached an agreement to settle up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States, including those associated with the 2005 and 2006 product communications for a total of up to $240 million. At the conclusion of the MDL settlement in 2010, 8,180 claims had been approved for participation and we made settlement payments of approximately $234 million in total with no further payments due under the settlement agreement. The remaining cases under the MDL were remanded to their trial courts of origin. In the third quarter of 2011, we entered into settlement agreements in the two product liability personal injury class action lawsuits with respect to those devices.

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

As of May 3, 2012, there were over 475 product liability cases or claims asserted against us in various federal and state courts across the country alleging personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse.  Generally, the plaintiffs allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation established MDL No. 2326 (MDL) in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to the MDL for coordinated pretrial proceedings.

Securities Litigation

On April 9, 2010, the City of Roseville Employees' Retirement System, individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported securities class action suit against us and certain of our current and former officers in the U.S. District Court for the District of Massachusetts. The suit alleges certain violations of the Securities Exchange Act of 1934, as amended, claiming that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business, and seeks unspecified monetary damages. In July 2010, the District Court appointed KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs for the case. In September 2010, the plaintiffs filed an amended class action complaint narrowing the alleged class period from October 20, 2009 to February 10, 2010. In September 2011, the District Court granted our motion to dismiss the action, and in October 2011, the plaintiffs filed a notice of appeal. Oral argument concerning the appeal took place on April 2, 2012.

Governmental Investigations and Qui Tam Matters

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2011, the District Court issued an order granting our motion to dismiss and subsequently issued its opinion ordering that all claims against us be dismissed. The federal and state law False Claims Act claims that allege fraudulent inducement and the state law False Claims Act claims that allege off-label promotion were dismissed with prejudice against all defendants. The federal and state anti-kickback statute claims were also dismissed against all defendants but without prejudice. The federal False Claims Act off-label promotion claims were dismissed without prejudice but only against certain defendants, including us. On April 6, 2012, the relator filed a motion for reconsideration of the dismissals of the fraudulent inducement-based, state and federal law False Claims Act claims against all defendants.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General (OIG) requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to a qui tam action filed in the U.S. District Court for the Western District of New York. After the federal government declined to intervene in the original complaint, the relator in the qui tam action filed an amended complaint alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. In July 2010, we were served with the amended unsealed qui tam complaint filed by James Allen, an alleged device recipient. The civil division of the DOJ was later allowed to intervene in the Allen qui tam action and to transfer the litigation to the U.S. District Court for the District of Minnesota. In January 2011, the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action. On April 5, 2012, the District Court entered a revised scheduling order setting the case for trial on November 18, 2013.

On October 24, 2008, we received a letter from the DOJ informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. In 2009, the U.S. District Court for the Southern District of Texas partially unsealed a qui tam complaint which is the basis for the DOJ investigation. In August 2009, the federal government declined to intervene in this matter at that time. After the District Court dismissed her first amended complaint, the relator filed a second amended complaint in April 2011 in which she dropped all of the False Claims Act allegations, but continued to claim that she was discharged from Guidant in retaliation for complaining about the alleged false claims. On March 27, 2012, the District Court denied our motion to dismiss the second amended complaint.

On March 22, 2010, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with the request. On October 21, 2011, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint that relates to the subject matter of the U.S. Attorney's investigation, after the federal government declined to intervene in the matter. Subsequently, on January 30, 2012, the relator filed an amended complaint. On March 30, 2012, we filed a motion to dismiss the amended complaint.

Matters Concluded Since December 31, 2011

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

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2012	2011
Weighted average shares outstanding - basic	1,445.2	1,526.5
Net effect of common stock equivalents	8.9	9.8
Weighted average shares outstanding - assuming dilution	1,454.1	1,536.3
Weighted average shares outstanding, assuming dilution, excludes the impact of 59 million stock options for the first quarter of 2012 and 55 million for the first quarter of 2011, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately eight million shares of our common stock in the first quarter of 2012 and seven million shares in the first quarter of 2011, following the exercise or vesting of underlying stock options or deferred stock units, or purchase under our employee stock purchase plans. During the first quarter of 2012, we repurchased 23 million shares of our common stock for approximately $140 million, pursuant to the share repurchase program authorized in 2011, discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2011 Annual Report filed on Form 10-K.

NOTE L – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of March 31, 2012 and December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting. In addition, certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2011 net sales and operating results based on standard currency exchange rates used for 2012 in order to remove the impact of currency fluctuations. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
Net sales		(restated)
United States	$978	$1,023
EMEA	446	463
Japan	210	214
Inter-Continental	192	175
Net sales allocated to reportable segments	1,826	1,875
Sales generated from divested businesses	29	34
Impact of foreign currency fluctuations	11	16
	$1,866	$1,925
Income before income taxes
United States	$145	$216
EMEA	167	204
Japan	101	99
Inter-Continental	59	62
Operating income allocated to reportable segments	472	581
Manufacturing operations	(69)	(67)
Corporate expenses and currency exchange	(80)	(63)
Goodwill impairment charge; and acquisition-, divestiture-, and restructuring- related net (charges) credits	(30)	3
Amortization expense	(97)	(132)
	196	322
Other expense, net	(73)	(49)
	$123	$273

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2011-04
In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common

Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. It requires, for all Level 3 fair value measurements, new quantitative information about significant unobservable inputs used. We have adopted Update No. 2011-04 for our first quarter ending March 31, 2012. The adoption of Update No. 2011-04 did not impact our results of operations or financial position. See Note B - Acquisitions for relevant disclosures.
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We adopted Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB until further notice. Update No. 2011-05 is related to presentation only and its adoption did not impact our results of operations or financial position. See our unaudited condensed consolidated statements of comprehensive income.

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
Financial Summary
Three Months Ended March 31, 2012
Our net sales for the first quarter of 2012 were $1.866 billion, as compared to net sales of $1.925 billion for the first quarter of 2011, a decrease of $59 million, or three percent. Excluding the impact of changes in foreign currency exchange rates, which had a $5 million negative impact on our first quarter 2012 net sales as compared to the same period in the prior year, and net sales from divested businesses, our net sales decreased $49 million, or three percent. Declines in constant currency net sales in the first quarter of 2012 from our Cardiac Rhythm Management (CRM) business of $56 million and our Interventional Cardiology business of $29 million were partially offset by constant currency increases in Endoscopy net sales of $15 million, Peripheral Interventions net sales of $14 million and Neuromodulation net sales of $7 million, as compared to the same period in the prior year.1 Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net income for the first quarter of 2012 was $113 million, or $0.08 per share. Our reported results for the first quarter of 2012 included acquisition-, divestiture-, and restructuring-related charges and amortization expense totaling $107 million, or $0.07 per share. Excluding these items, net income for the first quarter of 2012 was $220 million, or $0.15 per share. Our reported net income for the first quarter of 2011 was $46 million, or $0.03 per share.1 Our reported results for the first quarter of 2011 included a non-deductible goodwill impairment charge, acquisition- and divestiture-related net credits, restructuring-related charges, discrete tax items and amortization expense totaling $290 million, or $0.19 per share. Excluding these items, net income for the first quarter of 2011 was $336 million, or $0.22 per share.1 The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

	Three Months Ended March 31, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$123	$(10)	$113	$0.08
Non-GAAP adjustments:
Acquisition-related charges	12	(1)	11	0.00
Divestiture-related charges	1		1	0.00
Restructuring-related charges	17	(4)	13	0.01
Amortization expense	97	(15)	82	0.06
Adjusted net income	$250	$(30)	$220	$0.15

	Three Months Ended March 31, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$273	$(227)	$46	$0.03
Non-GAAP adjustments:
Goodwill impairment charge	697		697	0.45
Acquisition-related net credits	(29)		(29)	(0.01)
Divestiture-related net credits	(759)	229	(530)	(0.34)
Restructuring-related charges	50	(16)	34	0.02
Discrete tax items		4	4	0.00
Amortization expense	132	(18)	114	0.07
Adjusted net income	$364	$(28)	$336	$0.22

Cash provided by operating activities was $212 million in the first quarter of 2012, as compared to cash used for operations of $97 million in the first quarter of 2011. Our operating cash flows included approximately $300 million of litigation-related payments in the first quarter of 2011. Our cash generated from operations continues to be a significant source of available funds for investing in our growth and buying back shares of our common stock, pursuant to our share repurchase authorizations. During the first quarter of 2012, we used approximately $140 million of cash generated from operations to repurchase 23 million shares of our common stock. As of March 31, 2012, we had total debt of $4.259 billion, cash and cash equivalents of $284 million and working capital of $1.422 billion. In February 2012, Moody's Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating, with a stable outlook. We now hold investment-grade ratings with all three major credit-rating agencies. We believe these ratings reflect the strength of our product portfolio and cash flows, our reduced levels of debt, and our improved financial fundamentals. Refer to Liquidity and Capital Resources for further discussion.

Business and Market Overview
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $302 million in the first quarter of 2012, as compared to $287 million in the first quarter of 2011, an increase of $15 million, or five percent. U.S. net sales of our Endoscopy products were $147 million for the first quarter of 2012, as compared to $135 million for the same period in the prior year. Our international net sales were $155 million for the first quarter of 2012, as compared to $152 million for the first quarter of 2011. Foreign currency fluctuations did not materially impact our Endoscopy net sales in the first quarter of 2012, as compared to the same period in the prior year. This performance was the result of growth across several of our key product franchises, including our biopsy business; our biliary device franchise driven by continued growth in our Expect™ Endoscopic Ultrasound Aspiration Needle; our metal stent franchise driven by our industry-leading WallFlex® product family, which now includes our WallFlex® Biliary Transhepatic stent system for treatment of biliary strictures, launched in the first quarter of 2012; and our hemostasis franchise on the continued adoption and utilization of our Resolution® Clip Device for gastrointestinal bleeding.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including endoscopic pulmonary intervention. In October 2010, we completed our acquisition of Asthmatx, Inc. Through our acquisition of Asthmatx, we design, manufacture and market a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by

Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA. We continue to focus on driving commercialization and increased awareness of the Alair® System in the U.S. and Europe. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $190 million in the first quarter of 2012, as compared to $176 million in the first quarter of 2011, an increase of $14 million, or eight percent. Our U.S. net sales of these products were $83 million in the first quarter of 2012, as compared to $77 million in the first quarter of 2011. Our international net sales were $107 million in the first quarter of 2012, as compared to $99 million in the first quarter of 2011. Foreign currency fluctuations did not materially impact our Peripheral Interventions net sales in the first quarter of 2012, as compared to the same period in the prior year. The year over year increase in worldwide PI net sales was driven by growth in all three of our peripheral interventions product franchises. Growth in our PI stent systems resulted from the strength of the EPIC™ self-expanding nitinol stent system in certain international markets and the Carotid WALLSTENT® stent system in Japan. We received FDA approval for our EPIC™ stent system in April 2012 and believe the launch of this product in the U.S. will contribute to future growth in this business. Our Core PI franchise grew following the recent launches of our next-generation Mustang™ percutaneous transluminal angioplasty (PTA) balloon, our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures, our Charger™ PTA Balloon Catheter, launched in the U.S. in December 2011, and our Gladiator™ Balloon Dilatation Catheter. In addition, our interventional oncology franchise continued strong worldwide sales growth, as recently launched products, including the Renegade® HI-FLO™ Fathom® microcatheter and guidewire system and Interlock™ - 35 Fibered IDC™ Occlusion System for peripheral embolization, continue to be well received by our customers. We expect to have a number of new PI products launching throughout 2012 that we believe will drive future growth in this business.
In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which added to our PI portfolio a re-entry catheter and intraluminal chronic total occlusion (CTO) crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We have commenced a limited market release of our OFFROAD™ re-entry catheter system in certain international markets, and in February 2012, we launched our TRUEPATH™ intraluminal CTO device in the U.S. We expect to launch our TRUEPATH™ device in EMEA and other international markets during the second quarter of 2012, and to expand the launch of our OFFROAD™ system in certain international markets throughout 2012. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
Neuromodulation
Our worldwide net sales of Neuromodulation products were $84 million in the first quarter of 2012, as compared to $77 million in the first quarter of 2011, an increase of $7 million, or eight percent. Our U.S. net sales of Neuromodulation products were $78 million for the first quarter of 2012, as compared to $73 million in the same period in the prior year, and our international net sales of these products were $6 million in the first quarter of 2012 and $4 million in the first quarter of 2011. Foreign currency fluctuations did not materially impact our Neuromodulation net sales in the first quarter of 2012, as compared to the same period in the prior year. The increase in U.S. net sales was due primarily to higher procedural volumes and positive momentum from recent product launches, including our Infinion™ lead. Within our Neuromodulation business, we market the Precision® Plus™ Spinal Cord Stimulation (SCS) system, the world's first rechargeable SCS device for chronic pain management. In the first quarter of 2011, we received FDA approval for our Clik™ Anchor for our Precision® Plus™ SCS System. In the fourth quarter of 2011, we received FDA approval for and launched the Infinion™ 16 Percutaneous Lead, the world's first and only 16-contact percutaneous lead. With the addition of the Infinion™ lead to the family of Linear percutaneous leads, the Precision SCS® system offers physicians the broadest range of percutaneous lead configurations in the industry for treating chronic pain patients. We believe that we continue to have a technology advantage over our competitors with our unique Smoothwave™ technology platform and proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely.
We are looking to strengthen the clinical evidence supporting our spinal cord stimulation technology and are committed to studies designed to demonstrate cost effectiveness or demonstrate the value of proprietary features in our SCS system.  We expect to complete our VANTAGE Study, a European clinical trial for the treatment of Parkinson's Disease using our Vercise™ Deep Brain Stimulation (DBS) System, in 2013.  We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.
Urology/Women’s Health

Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $120 million in the first quarters of 2012 and 2011. Our U.S. net sales were $86 million for the first quarter of 2012, as compared to $87 million in the first quarter of 2011. Our international net sales were $34 million in the first quarter of 2012, as compared to $33 million for the same period in the prior year. Foreign currency fluctuations did not materially impact our Urology/Women's Health net sales in the first quarter of 2012, as compared to the same period in the prior year.
Our Urology business continued to experience positive growth due to the strength of our U.S. Core Stone Management franchise. During the first quarter of 2012, we began a full launch in the U.S. and certain international markets of our BackStop® gel, designed to prevent stone migration during stone management procedures.
In the first quarter of 2012, our Women's Health business continued to be negatively impacted by elective procedural softness and reduced sales following the FDA release of a Public Health Notice update in July 2011 regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse and stress urinary incontinence. Partially offsetting these negative impacts was double-digit sales growth of our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next-generation Blazer™ Prime ablation catheter, and our Blazer™ Open-Irrigated Catheter, launched in select European countries, which represents our latest radiofrequency ablation catheter designed to treat a variety of arrhythmias. Worldwide net sales of our Electrophysiology products were $37 million for the first quarters of 2012 and 2011. Our U.S. net sales of these products were $26 million in the first quarter of 2012 and $27 million in the first quarter of 2011. Our international net sales of these products were $11 million in the first quarter of 2012 and $10 million in the first quarter of 2011. Foreign currency fluctuations did not materially impact our Electrophysiology net sales in the first quarter of 2012, as compared to the same period in the prior year. We recently launched in the U.S. and our EMEA region our HeartSpan™ fixed sheath and Z Flex-270™ steerable sheath, both designed to facilitate the introduction and placement of catheters for atrial fibrillation within the heart. We believe these and other upcoming product launches, as well as increasing adoption of our Blazer™ line of ablation catheters positions us well within the Electrophysiology market.
Cardiac Rhythm Management
Our Cardiac Rhythm Management (CRM) division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include our COGNIS® cardiac resynchronization therapy defibrillator (CRT-D) and TELIGEN® ICD systems and our ALTRUA® family of pacemaker systems. In 2011, we began the U.S. and EMEA launches of our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™, which are among the world’s smallest and thinnest high-energy devices and deliver excellent longevity. This tiered product line includes new features designed to improve functionality, diagnostic capability and ease of use and allows us to effectively compete in all segments of the market. Additionally, this next-generation of defibrillators includes models with our 4-SITE lead delivery system which is built off our highly reliable RELIANCE® lead platform.
We received CE Mark approval for and launched our INGENIO™ family of pacemaker systems in our EMEA region in April 2012 and expect to launch this line in the U.S. during the second quarter of 2012. This launch represents our first new major pacemaker system technology introduction in over ten years and we expect it to be the foundation for a series of low-voltage pacemaker launches. The INGENIO™ system is designed for use with our LATITUDE® remote patient monitoring system; includes features for advanced heart failure diagnostics; and is expected to be available with MRI-compatibility in mid-2012 in EMEA.
Worldwide net sales of our CRM products of $501 million represented approximately 27 percent of our consolidated net sales for the first quarter of 2012. Our worldwide CRM net sales decreased $58 million, or ten percent, in the first quarter of 2012, as compared to the first quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $2 million negative impact on our first quarter 2012 CRM net sales as compared to the same period in the prior year, our CRM net sales decreased $56 million, or ten percent.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	March 31, 2012			March 31, 2011
	U.S.	International	Total	U.S.	International	Total
ICD systems	$229	$139	$368	$266	$151	$417
Pacemaker systems	63	70	133	73	69	142
CRM products	$292	$209	$501	$339	$220	$559
Our U.S. CRM net sales decreased $47 million, or 14 percent, in the first quarter of 2012 as compared to the first quarter of 2011. The reduction in our CRM net sales during the first quarter of 2012 reflects pricing pressures and the continued impact of lower procedural volumes as a result of a contraction in the U.S. ICD market during 2011. We believe the U.S. ICD market contraction is due to a variety of factors, including physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants, U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, as well as on-going physician alignment to hospitals and competitive pricing pressures. We estimate that our share of the U.S. CRM market approximated 22 percent in the first quarter of 2012, as compared to 23 percent in the first quarter of 2011. These factors were partially offset by an increase in sales of our RELIANCE® ICD leads. We believe that the recent launches of our next-generation line of defibrillators, and the expected launch of our next-generation of INGENIO™ pacemaker systems in the second quarter of 2012 in the U.S., will help enhance our position in the U.S. CRM market.
Our international CRM net sales decreased $11 million, or five percent, in the first quarter of 2012, as compared to the first quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $2 million negative impact on net sales for the three months ended March 31, 2012, as compared to the same period in the prior year, our international CRM net sales decreased $9 million, or four percent, as compared to the same period in the prior year. Net sales of our CRM products decreased $11 million in our EMEA region, on a constant currency basis, in the first quarter of 2012, as compared to the same period in the prior year, due primarily to lower average selling prices driven by competitive and other pricing pressures. This decrease was partially offset by an increase in net sales of $1 million in Japan and $1 million in our Inter-Continental region in the first quarter of 2012, on a constant currency basis, as compared to the first quarter of 2011. The increases in these regions were primarily driven by growth in sales of our pacemaker systems, and the contribution from our distributor arrangement related to our CRM products in Japan.
In March 2012, we exercised our option to acquire Cameron Health, Inc., demonstrating our commitment to innovation and growth in the CRM market. Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System. The closing of this transaction is subject to customary conditions, including relevant antitrust clearance, and is expected to occur in the second or third quarter of 2012. We believe our recently launched family of defibrillator systems, our highly reliable RELIANCE® lead platform, our new INGENIO™ family of pacemaker systems, and the Cameron S-ICD® technology will help enhance our position within the worldwide CRM market by differentiating our value proposition to physicians, patients and global healthcare systems.
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

•	our ability to retain and attract key members of our CRM sales force and other key CRM personnel;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories issued by us or our competitors;

•	our ability to timely and successfully acquire or develop and launch new or next-generation products and technologies worldwide;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new product launches by our competitors.

Coronary Stent Systems
We are the only company in the industry to offer a two-drug platform strategy, which we believe has enabled us to maintain our leadership position in the drug-eluting stent market. We market our next-generation internally-developed and self-manufactured PROMUS® Element™ drug-eluting stent platform in all major markets worldwide, as well as our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility, enhanced visibility and reduced recoil, compared to other commercially available alloys. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. Our coronary stent system offerings also include the third-generation OMEGA™ platinum chromium bare-metal coronary stent system.
Net sales of our coronary stent systems, including bare-metal stent systems, of $387 million represented approximately 21 percent of our consolidated net sales in the first quarter of 2012. Worldwide net sales of these products decreased $22 million, or five percent, in the first quarter of 2012, as compared to the first quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $2 million negative impact on our coronary stent system net sales in the first quarter of 2012, as compared to the same period in the prior year, net sales of these products decreased $20 million, or five percent. Despite continued competition and pricing pressures, we maintained our leadership position during the first quarter of 2012 with an estimated 34 percent share of the worldwide drug-eluting stent market.
The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	March 31, 2012			March 31, 2011
	U.S.	International	Total	U.S.	International	Total
TAXUS®	$50	$29	$79	$48	$41	$89
PROMUS®	46	32	78	136	57	193
PROMUS® Element™	80	126	206		97	97
Drug-eluting	176	187	363	184	195	379
Bare-metal	7	17	24	9	21	30
	$183	$204	$387	$193	$216	$409
Our U.S. net sales of drug-eluting stent systems decreased $8 million, or four percent, in the first quarter of 2012, as compared to the first quarter of 2011. This decrease reflects the impact of an overall decrease in the size of the market, resulting principally from lower average selling prices driven by competitive and other pricing pressures. We estimate that the number of percutaneous coronary intervention procedures performed decreased three percent in the first quarter of 2012, as compared to the first quarter of 2011. We believe our share of the U.S. drug-eluting stent market approximated 46 percent in the first quarters of 2012 and 2011. In addition, we believe that average drug-eluting stent penetration rates (a measure of the mix between bare-metal and drug-eluting stents used across procedures) in the U.S. were 78 percent during the first quarter of 2012, as compared to an average of 76 percent during the first quarter of 2011. During the fourth quarter of 2011, we received FDA approval for and began launching our next-generation, internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent platform in the U.S. Our PROMUS® Element™ stent system has significantly higher gross profit and operating profit margins as compared to our PROMUS® stent system, which is supplied to us by Abbott, based on the terms of the PROMUS® supply arrangement ending in June 2012. We expect to substantially complete the conversion of our U.S. drug-eluting stent system sales to self-manufactured PROMUS® Element™ and TAXUS® stent systems by mid-2012. We believe that our Element™ platinum chromium stent platform, combined with our two-drug platform strategy, provides a competitive advantage that has allowed us to maintain our leadership position in the U.S. drug-eluting stent market.
Our international drug-eluting stent system net sales decreased $8 million, or four percent, in the first quarter of 2012, as compared to the first quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $2 million negative impact on our international drug-eluting stent system net sales for the three months ended March 31, 2012, as compared to the same period in the prior year, net sales of our drug-eluting stent systems decreased $6 million, or three percent. Our net sales of drug-eluting stent systems in our Inter-Continental region remained flat, on a constant currency basis, in the first quarter of 2012, as compared to the first quarter of 2011. Our net sales of drug-eluting stent systems in our EMEA region decreased $4 million, or five percent in the first quarter of 2012, as compared to the first quarter of 2011, due primarily to declines in average selling prices. Net sales of our drug-eluting stent systems in Japan decreased $3 million, or six percent, on a constant currency basis, in the first quarter of 2012, as compared to the first quarter of 2011, driven primarily by a loss of market share due to competitive launches. However, in March of 2012, we launched our PROMUS® Element™ stent system in Japan, and are quickly converting our PROMUS® stent system volume to PROMUS® Element™, which drove increased market share exiting the first quarter of 2012.
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
We believe that we can sustain our leadership position within the worldwide drug-eluting stent market in the foreseeable future for a variety of reasons, including:

•	our two-drug platform strategy;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of PROMUS® Element™ and TAXUS® Element™ (ION™) stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force;

•	the strength of our clinical, selling, marketing and manufacturing capabilities; and

•	our increased presence and investment in rapidly growing emerging markets, including China and India.
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

•	physician and patient confidence in our current and next-generation technology;

•	our ability to timely and successfully launch next-generation products and technology features;

•	changes in drug-eluting stent penetration rates, the overall number of percutaneous coronary intervention procedures performed and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	new product launches by our competitors; and

•	the outcome of intellectual property litigation.
During recent years, we successfully negotiated closure of several long-standing legal matters and recently received favorable legal rulings in several other matters; however, there continues to be outstanding intellectual property litigation, particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, primarily relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems. Our worldwide net sales of these products were $216 million in the first quarter of 2012, as compared to $226 million in the first quarter of 2011, a decrease of $10 million, or four percent. Our U.S. net sales were $83 million in the first quarter of 2012, as compared to $92 million in the first quarter of 2011. Our international net sales of these products were $133 million in the first quarter of 2012, as compared to

$134 million in the first quarter of 2011, and included a $1 million unfavorable impact from changes in foreign currency exchange rates for the three months ended March 31, 2012, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) net sales decreased $9 million, or four percent, as compared to the same period in the prior year. This decrease was primarily the result of competitive pricing pressures and market-wide reductions in procedural volumes. In April 2012, we received CE Mark approval for and launched our Emerge™ PTCA Dilatation Catheter in our EMEA region. This next-generation pre-dilatation balloon catheter combines several innovative balloon technologies in a single versatile platform and is designed to offer exceptional deliverability to address challenging lesions. We expect to launch of the Emerge™ platform in the U.S. in the second half of 2012. We believe this launch, as well as the expected launch of additional new products in vascular access, balloon catheters and IVUS during 2012, will help improve the performance of this business.
In March 2011, as part of our priority growth initiatives, we completed the acquisition of Atritech, Inc. Atritech has developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. We expect to complete enrollment in our U.S. clinical trial and file our premarket approval with the FDA by the end of 2012 and expect to receive FDA approval in 2013. We are integrating the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device.
In addition, in January 2011, we completed the acquisition of Sadra Medical, Inc. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. TAVR is one of the fastest growing medical device markets. In April 2012, we completed enrollment in the REPRISE I clinical trial, designed to evaluate the acute safety of the Lotus™ Valve System, and expect to begin our CE Mark trial for the Lotus™ Valve System (REPRISE II) in the third quarter of 2012 with European approval and launch expected in the second half of 2013.
Emerging Markets

As part of our strategy described in our 2011 Annual Report filed on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence. In particular, we are focusing our efforts and have increased our investment in certain countries whose economies and healthcare sectors are growing rapidly, in order to maximize opportunities in those countries. We continue to make significant progress in expanding our leadership, sales force, clinical and marketing teams, distributor networks and infrastructure in China, India and Brazil and believe we have significant growth opportunities in these markets.

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

Quarterly Results
Net Sales
As of March 31, 2012 and December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note L – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis. Net sales that exclude the impact of changes in foreign currency exchange rates are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable

GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended March 31,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011
		(restated)
United States	$978	$1,023	(4)%	(4)%
EMEA	416	448	(7)%	(3)%
Japan	238	234	2%	(2)%
Inter-Continental	205	186	10%	9%
International	859	868	(1)%	0%
Subtotal Core Businesses	1,837	1,891	(3)%	(3)%
Divested Businesses	29	34	N/A	N/A
Worldwide	$1,866	$1,925	(3)%	(3)%

The following tables provide our worldwide net sales by business and the relative change on an as reported and constant currency basis.

			Change
	Three Months Ended March 31,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011
Interventional Cardiology	$603	$635	(5)%	(5)%
Cardiac Rhythm Management	501	559	(10)%	(10)%
Endoscopy	302	287	5%	5%
Peripheral Interventions	190	176	8%	8%
Urology/Women’s Health	120	120	0%	0%
Neuromodulation	84	77	8%	8%
Electrophysiology	37	37	1%	1%
Subtotal Core Businesses	1,837	1,891	(3)%	(3)%
Divested Businesses	29	34	N/A	N/A
Worldwide	$1,866	$1,925	(3)%	(3)%

The constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q1 2012 Net Sales as compared to Q1 2011
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(32)	$(29)	$(3)
Cardiac Rhythm Management	(58)	(56)	(2)
Endoscopy	15	15	0
Peripheral Interventions	14	14	0
Urology/Women’s Health	0	0	0
Neuromodulation	7	7	0
Electrophysiology	0	0	0
Subtotal Core Businesses	(54)	(49)	(5)
Divested Businesses	(5)	(5)	0
Worldwide	$(59)	$(54)	$(5)
U.S. Net Sales
During the first quarter of 2012, our U.S. net sales decreased $45 million, or four percent, as compared to the first quarter of 2011. The decrease was driven primarily by lower U.S. CRM net sales of $47 million resulting from the contraction in the U.S. ICD market in 2011 and a slight reduction in our share of the U.S. CRM market in the first quarter of 2012 as compared to the first quarter of 2011, as well as lower U.S. Interventional Cardiology net sales of $19 million driven by competitive and other pricing pressures. Partially offsetting these decreases, our Endoscopy business increased U.S. net sales $12 million, as compared to the same period in the prior year, due primarily to continued commercialization and adoption of products across several key product franchises. In addition, our Neuromodulation division increased U.S. net sales $6 million and our Peripheral Interventions business increased U.S. net sales $6 million, as compared to the same period in the prior year, reflecting positive momentum from new product launches. Refer to Business and Market Overview for further discussion of our net sales.
International Net Sales
During the first quarter of 2012, our international net sales decreased $9 million, or one percent, as compared to the first quarter of 2011. Changes in foreign currency exchange rates had a $5 million negative impact on our international net sales in the first quarter of 2012 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region decreased $16 million, or three percent, in the first quarter of 2012, as compared to the same period in the prior year, driven primarily by a decline in CRM net sales, partially offset by increased sales from our Endoscopy and Peripheral Interventions businesses. Our net sales in Japan decreased $4 million, or two percent, excluding the impact of changes in foreign currency exchange rates, in the first quarter of 2012, as compared to the first quarter of 2011, due primarily to declines in our Interventional Cardiology net sales. However, in March of 2012, we launched our PROMUS® Element™ stent system in Japan, and are quickly converting our PROMUS® stent system volume to PROMUS® Element™ and driving increased market share exiting the first quarter of 2012. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $16 million, or nine percent, in the first quarter of 2012, as compared to the same period in the prior year, primarily due to strong growth in China. Refer to Business and Market Overview for further discussion of our net sales.
Gross Profit
Our gross profit was $1.235 billion for the first quarter of 2012, as compared to $1.294 billion for the first quarter of 2011. As a percentage of net sales, our gross profit decreased to 66.2 percent in the first quarter of 2012, as compared to 67.2 percent in the first quarter of 2011. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Gross profit margin - three months ended March 31, 2011	67.2%
PROMUS® supply true-up	(2.7)%
Drug-eluting stent system sales mix	1.6%
Declines in average selling price	(1.3)%
Manufacturing cost reductions	0.7%
All other, including period expenses, other inventory charges and net impact of foreign currency	0.7%
Gross profit margin - three months ended March 31, 2012	66.2%
The primary factor contributing to the decrease in our gross profit margin during the first quarter of 2012, as compared to the same period in 2011, was the impact of a $50 million credit to cost of products sold recognized in the first quarter of 2011, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. In addition, the impact of pricing related primarily to sales of our drug-eluting stent and CRM products negatively impacted our gross profit margin in the first quarter of 2012, as compared to the first quarter of 2011. Partially offsetting these factors was the positive impact of the launch of our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system in the U.S. in the fourth quarter of 2011 and in Japan in the first quarter of 2012. Our PROMUS® Element™ stent system has significantly higher gross profit margins as compared to our PROMUS® stent system, supplied to us by Abbott through June 30, 2012. In addition, our gross profit margin was positively impacted by cost reductions as a result of our restructuring and other process improvement programs.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2012		2011
		% of Net		% of Net
(in millions)	$	Sales	$	Sales
Selling, general and administrative expenses	659	35.3%	596	31.0%
Research and development expenses	215	11.5%	212	11.0%
Royalty expense	48	2.6%	51	2.6%
Selling, General and Administrative (SG&A) Expenses
In the first quarter of 2012, our SG&A expenses increased $63 million, or 11 percent, as compared to the first quarter of 2011, and were more than 400 basis points higher as a percentage of net sales. This increase was driven primarily by recent investments in commercial resources and infrastructure to support our global expansion initiatives and to expand the rollout of recently acquired products. We expect to continue to invest in targeted areas to support new products; strengthen our sales organization in emerging markets such as Brazil, China and India; and to support our acquired businesses. Also contributing to the increase were higher litigation-related expenses of $26 million in the first quarter of 2012, as compared to the first quarter of 2011, and the reversal of $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece in the first quarter of 2011.
Research and Development (R&D) Expenses
In the first quarter of 2012, our R&D expenses increased $3 million, or one percent, as compared to the first quarter of 2011, and were 50 basis points higher as a percentage of net sales. The increase was driven primarily by R&D funding for our acquisitions and certain other priority growth initiatives. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the first quarter of 2012, our royalty expense decreased $3 million, or six percent, as compared to the first quarter of 2011, and remained flat as a percentage of net sales. We expect our royalty expense to decrease in the second half of 2012 reflecting a lower per-unit royalty rate under our annual volume-based arrangements.
Amortization Expense

Our amortization expense was $97 million in the first quarter of 2012, as compared to $132 million in the first quarter of 2011. The decrease was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation in 2006 reaching the end of their useful lives during the second quarter of 2011. Amortization expense is excluded by management for purposes of evaluating operating performance.
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
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit, as described in our accounting policies in our 2011 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.
As a result of physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and DOJ investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, among other factors, we estimated the U.S. CRM market would experience negative growth rates in the mid-single digits in 2011, as compared to 2010. Due to these estimated market reductions, as well as the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business. The impact of the reduction in the size of the U.S. ICD market, and the related reduction in our forecasted 2011 U.S. CRM net sales, as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $780 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.4 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill; and our EMEA region, which holds $4.0 billion of allocated goodwill, each as of March 31, 2012. As of the most recent annual assessment as of April 1, 2011, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately eight percent to 15 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, including increases to the reporting unit carrying value, may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation, U.S. Cardiovascular and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation and EMEA reporting units. During the second half of 2011 and the first quarter of 2012, we closely monitored these key variables and other factors and determined that we were not required to perform an interim impairment test. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance. Future events that could have a negative impact on the levels of excess fair value over carrying value of the reporting units include, but are not limited to:

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
Negative changes in one or more of these factors, among others, could result in additional impairment charges.
Contingent Consideration Expense
Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In accordance with U.S. GAAP, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory, revenue or commercialization-based milestones.
We recorded expense related to our contingent consideration liabilities of $10 million in the first quarter of 2012 and $6 million during the first quarter of 2011 representing the change in the fair value of these obligations. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.
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

We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we have made payments of $32 million. We have recorded related costs of $50 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our expected total costs associated with the 2011 Restructuring plan by major type of cost:

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
2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the re-prioritization and diversification of our product portfolio. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed. We expect to reinvest a portion of the savings into customer-facing and other commercial resources and infrastructure to help drive future sales growth and support our businesses. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2012.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we have made payments of $142 million to date. We have recorded related costs of $158 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our expected total costs associated with the 2010 Restructuring plan by major type of cost:

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

(2)	Comprised of other costs directly related to the 2010 Restructuring plan, including accelerated depreciation and infrastructure-related costs.
Plant Network Optimization program
In January 2009, our Board of Directors approved, and we committed to, a plant network optimization initiative (the Plant Network Optimization program), which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to the restructuring initiatives approved by our Board of Directors in 2007 (the 2007 Restructuring plan), and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the $35 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $85 million to date. We have recorded related costs of $127 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.
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
In the aggregate, we recorded restructuring charges pursuant to our restructuring plans of $10 million in the first quarter of 2012 and $38 million in the first quarter of 2011. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $7 million in the first quarter of 2012 and $12 million in the first quarter of 2011.
The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended March 31, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$(1)				$11	$10
Restructuring-related expenses:
Cost of products sold			$4			4
Selling, general and administrative expenses					3	3
			4		3	7
	$(1)		$4		$14	$17

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$2				$13	$15
2010 Restructuring plan	(2)				1	(1)
Plant Network Optimization program	(1)		$4			3
	$(1)		$4		$14	$17

Three Months Ended March 31, 2011

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$28				$10	$38
Restructuring-related expenses:
Cost of products sold		$3	$8			11
Selling, general and administrative expenses					1	1
		3	8		1	12
	$28	$3	$8		$11	$50

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$27				$11	$38
Plant Network Optimization program	1	$3	$8			12
	$28	$3	$8		$11	$50

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
We have incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $230 million and restructuring-related costs of $105 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$23	$88	$35	$146
Fixed asset write-offs		11		11
Other	23	50		73
Total restructuring charges	46	149	35	230
Accelerated depreciation		1	21	22
Transfer costs			71	71
Other	4	8		12
Restructuring-related expenses	4	9	92	105
	$50	$158	$127	$335
Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $36 million in the first quarter of 2012 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $259 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and is comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Three Months Ended March 31, 2012
Termination benefits	$9	$2	$11	$22
Transfer costs			4	4
Other	10			10
	$19	$2	$15	$36

Program to Date
Termination benefits	$12	$86	$14	$112
Transfer costs			71	71
Other	20	56		76
	$32	$142	$85	$259
We also made cash payments of $3 million during the first quarter of 2012 associated with our 2007 Restructuring plan and have made total cash payments of $377 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. We will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. This non-recurring divestiture-related gain was excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense decreased to $69 million in the first quarter of 2012, as compared to $75 million in the first quarter of 2011. The decrease in our interest expense was a result of lower average debt levels, due to repayment of $1.250 billion of debt during the first half of 2011. Our average borrowing rate was 5.8 percent in the first quarter of 2012 and 5.3 percent in the first quarter of 2011. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
In February 2012, Moody's Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating, with a stable outlook. We now hold investment-grade ratings with all three major credit-rating agencies. In April 2012, we negotiated a new $2.0 billion revolving credit facility, maturing in 2017, replacing the previous credit facility which would have matured in June 2013. See Liquidity and Capital Resources and Note F - Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the terms of this credit arrangement.
Other, net
Our other, net reflected expense of $4 million in the first quarter of 2012 and income of $26 million in the first quarter of 2011. The following are the components of other, net:

	Three Months Ended March 31,

(in millions)	2012	2011
Interest income	$1	$4
Foreign currency losses	(3)	(1)
Net (losses) gains on investments	(3)	24
Other income (expense), net	1	(1)
	$(4)	$26

During the first quarter of 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we held prior equity interests. This acquisition-related credit is excluded by management for purposes of evaluating operating performance. Partially offsetting these gains were net losses of $14 million, relating to the write-down of other investments in our portfolio.
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,
	2012	2011
Reported tax rate	7.7%	83.2%
Impact of certain receipts/charges*	7.3%	(69.4)%
	15.0%	13.8%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the first quarter of 2012, as compared to the same period in 2011, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first quarter of 2012, these receipts and charges included acquisition-, divestiture- and restructuring-related charges. Our reported tax rate was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling. In the first quarter of 2011, these receipts and charges included a gain on the divestiture of our Neurovascular business, a non-deductible goodwill impairment charge, and restructuring- and acquisition-related charges and credits, as well as discrete tax items related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
We believe we have meritorious defenses for our tax filings and we have filed petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the quarter ended March 31, 2012 to the application of critical accounting policies and estimates as described in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
As of March 31, 2012, we had $284 million of cash and cash equivalents on hand, comprised of $102 million invested in money market and government funds, $66 million invested in short-term time deposits, and $116 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer. We also have full access to a new five-year, $2.0 billion revolving credit facility which matures in April 2017 and replaces our previous credit facility, and a $350 million credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
(in millions)	2012	2011
Cash provided by (used for) operating activities	$212	$(97)
Cash (used for) provided by investing activities	(69)	968
Cash used for financing activities	(129)	(491)
Operating Activities
During the first quarter of 2012, we generated $212 million from operating activities, as compared to $97 million used for operations during the first quarter of 2011, an increase of $309 million. This increase was due primarily to lower litigation-related net cash outflows of approximately $300 million.
Investing Activities
During the first quarter of 2012, cash used for investing activities was comprised primarily of purchases of property, plant and equipment. During the first quarter of 2011, cash provided by investing activities included net proceeds of $1.416 billion from the sale of our Neurovascular business to Stryker. This net cash inflow was partially offset by payments of $370 million for acquisitions closed during the first quarter of 2011; and capital expenditures, net of proceeds on sales of fixed assets, of $69 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K. During the first quarter of 2012, we repurchased 23 million shares of our common stock for approximately $140 million, pursuant to our 2011 repurchase program.
Debt
We had total debt of $4.259 billion as of March 31, 2012 and $4.261 billion as of December 31, 2011. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2012 is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	$4,200
			$600	$1,250	$600	$1,750	$4,200

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to terminated interest rate contracts used to hedge the fair value of certain of our senior notes.

In February 2012, Moody's Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating, with a stable outlook. We now hold investment-grade ratings with all three major credit-rating agencies. We believe this reflects the strength of our product portfolio and cash flows, our reduced levels of debt, and our improved financial fundamentals.
Term Loan and Revolving Credit Facility
During the first quarter of 2012, we maintained a $2.0 billion revolving credit facility, maturing in June 2013. Eurodollar and multicurrency loans under this revolving credit facility bore interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent (2.05 percent, as of March 31, 2012), based on our corporate credit ratings. In addition, we were required to pay a facility fee (0.45 percent, as of March 31, 2012) based on our credit ratings and the total amount of revolving credit commitments, generally irrespective of usage, under the agreement. There were no amounts borrowed under our revolving credit facility as of March 31, 2012 or December 31, 2011.
Our revolving credit facility agreement in place as of March 31, 2012 required that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of March 31, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.5 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of March 31, 2012 provided for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives, including our 2011 Restructuring program. As of March 31, 2012, we had $324 million of the combined restructuring charge exclusion remaining. In addition, any litigation-related charges and credits were excluded from the calculation of consolidated EBITDA until such items were paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 were excluded from the calculation of consolidated EBITDA. As of March 31, 2012, we had $1.808 billion of the combined legal payment exclusion remaining. As of and through March 31, 2012, we were in compliance with the required covenants.
In April 2012, we completed financing a new $2.0 billion revolving credit facility, maturing in April 2017, which replaces the previous credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent (currently 1.275 percent), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee (currently 0.225 percent) based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, generally irrespective of usage, under the agreement.
Our new revolving credit facility also requires that we maintain certain financial covenants, including a maximum leverage ratio of 3.5 times and a minimum interest coverage ratio of 3.0 times. The new agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to current or future restructuring plans. In addition, any non-cash charges and cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any debt issued to fund any tax deficiency payments shall not exceed $2.3 billion in the aggregate.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of March 31, 2012 and December 31, 2011.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables, maturing in August 2012, subject to extension. In the first quarter of 2012, we borrowed $120 million under the facility and subsequently repaid the borrowed amounts during the quarter. There were no amounts borrowed under this facility as of March 31, 2012 or December 31, 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 230 million Euro (translated to approximately $305 million as of March 31, 2012). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $390 million of receivables as of March 31, 2012 at an average interest rate of 3.5 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. Our cash flow and accounts receivable days sales outstanding was negatively impacted during the first quarter of 2012 due to our reduced ability to sell accounts receivable under our factoring programs within southern Europe. This was due to certain of our factoring agents suspending their factoring programs to reduce their exposure levels to government owned or supported debt. The European sovereign debt crisis may further impact our future ability to transfer receivables, or negatively impact the costs or credit limits of our existing factoring programs, which may negatively impact our cash flow and results of operations. Within Italy, Spain, Greece and Portugal the number of days our receivables are outstanding has continued to increase. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Greece and Portugal accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring arrangements to mitigate our risk of further reductions in cash flow in this region. During 2011, the Greek government converted a significant portion of our outstanding receivables into bonds, which we monetized during the first quarter of 2011 and reduced our credit exposure in this country. As of March 31, 2012, our net receivables in these countries greater than 180 days past due totaled $48 million, of which $25 million were past due greater than 365 days. As of December 31, 2011, our net receivables in these countries greater than 180 days past due totaled $43 million, of which $19 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with two commercial Japanese banks that provide for accounts receivable discounting of up to 18.5 billion Japanese yen (translated to approximately $225 million as of March 31, 2012). We de-recognized $179 million of notes receivable as of March 31, 2012 at an average interest rate of 1.9 percent and $188 million of notes receivable as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
Equity
We received $9 million in proceeds from stock issuances related to our stock option and employee stock purchase plans in the first quarters of 2012 and 2011. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. During the first quarter of 2012, we repurchased 23 million shares of our common stock for approximately $140 million, pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K. As of March 31, 2012, we had $370 million remaining authorization under our 2011 share repurchase program and 37 million shares authorized under our previous share repurchase programs.
Stock-based compensation expense related to our stock ownership plans was $27 million for the first quarter of 2012, and $32 million for the first quarter of 2011. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number, mix and fair value of awards granted during the period; forfeiture levels related to unvested awards;

and employee contributions to our employee stock purchase plan.
Contractual Obligations and Commitments
Certain of our acquisitions involve the payment of contingent consideration. We recorded additional liabilities related to contingent consideration arrangements of $10 million in the first quarter of 2012. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. In April 2012, we negotiated a new $2.0 billion revolving credit facility, maturing in 2017, replacing the previous credit facility which would have matured in June 2013. See Note F - Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the terms of this credit arrangement. In March 2012, we exercised our option to acquire Cameron Health, Inc. The agreement calls for an upfront payment of $150 million, payable upon transaction closing, a potential $150 million payment upon FDA approval of the subcutaneous implantable cardioverter defibrillator (S-ICD®) system, plus up to an additional $1.050 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. The closing of this transaction is subject to customary conditions, including relevant antitrust clearance, and is expected to occur in the second or third quarter of 2012. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the Cameron acquisition. There have been no other material changes to our contractual obligations and commitments as reported in our 2011 Annual Report filed on Form 10-K.
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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties, including our competitors, have asserted that certain of our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters against us, including those with Johnson & Johnson, could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations and/or liquidity.
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
Our accrual for legal matters that are probable and estimable was $318 million as of March 31, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and in Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2011 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
Standards Implemented
ASC Update No. 2011-04
In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. It requires, for all Level 3 fair value measurements, new quantitative information about significant unobservable inputs used. We have adopted Update No. 2011-04 for our first quarter ending March 31, 2012. The adoption of Update No. 2011-04 did not impact our results of operations or financial position. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for relevant disclosures.
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 820): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We adopted Update No. 2011-05 for our first quarter ending March 31, 2012, with the exception of the presentation of reclassifications on the face of the financial statements, which has been deferred by the FASB until further notice. Update No. 2011-05 is related to presentation only and its adoption did not impact our results of operations or financial position. See our unaudited condensed consolidated statements of comprehensive income contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from our reportable segments’ measure of profit or loss. These adjustments are excluded from the segment measures that are reported to our chief operating decision maker that are used to make operating decisions and assess performance.

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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three months ended March 31, 2012 and 2011, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill impairment charge - This amount represents a non-cash write-down of the Company's goodwill balance attributable to its U.S. Cardiac Rhythm Management business. Management removes the impact of non-cash impairment charges from the Company's operating performance to assist in assessing the Company's cash generated from operations. Management believes this is a critical metric for the Company in measuring the Company's ability to generate cash and invest in the Company's growth. Therefore, this charge is excluded from management's assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded this amount for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance, particularly in terms of liquidity.

•
Acquisition-related charges (credits) - These adjustments consist of (a) acquisition-related gains on previously held equity interests, (b) contingent consideration fair value adjustments, (c) due diligence, other fees and exit costs, and (d) an inventory step-up adjustment. The acquisition-related gains on previously held equity interests is a non-recurring benefit associated with acquisitions completed in the first quarter of 2011. The contingent consideration adjustments are non-cash charges representing accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior acquisitions that are not representative of on-going operations. The inventory step-up adjustment is a non-cash charge related to acquired inventory directly attributable to prior acquisitions and is not indicative of the Company's on-going operations, or on-going cost of products sold. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance.

•
Divestiture-related charges (credits) - These amounts represent (a) gains resulting from business divestitures and (b) fees and separation costs associated with business divestitures. The Company completed the sale of its Neurovascular business in January 2011 and the resulting gain is not indicative of future operating performance and is not used by management to assess operating performance. Fees and separation costs represent those associated with the Company's divestiture of its Neurovascular business and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance.

•
Restructuring and restructuring-related costs - These adjustments represent primarily severance, costs to transfer production lines from one facility to another, and other direct costs associated with the Company's 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program. These expenses are excluded by management in assessing the Company's operating performance, as well as from the Company's operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance.

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of intangible asset impairment charges; acquisition-, divestiture-, restructuring- or litigation-related charges (credits). These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance.

•
Amortization expense - Amortization expense is a non-cash charge and does not impact the Company's liquidity or compliance with the covenants included in its credit facility agreement. Management removes the impact of amortization from the Company's operating performance to assist in assessing the Company's cash generated from operations. Management believes this is a critical metric for the Company in measuring the Company's ability to generate cash and invest in the Company's growth. Therefore, amortization expense is excluded from management's assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance, particularly in terms of liquidity.
Regional and Divisional Revenue Growth Rates Excluding the Impact of Changes in Foreign Currency Exchange Rates

•
Changes in foreign currency exchange rates - The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our growth strategy, including our priority growth initiatives; our business strategy; the integration of acquired businesses and technologies; our ability to successfully separate our Neurovascular business; the timing and impact of our restructuring and plant optimization initiatives, including expected costs and cost savings; use of our cash flow; investments in our business; goodwill impairment analysis and charges; changes in the market and our market share; clinical trials, including timing and results; product development and iterations; the strength of our technologies and pipeline; product performance and our ability to gain a competitive advantage; timing of regulatory approvals; our regulatory and quality compliance; expected research and development efforts and the reallocation of research and development expenditures; new and existing product launches, including their timing and acceptance; our sales and marketing strategy and our investments in our sales organization; our emerging markets strategy and investments, including India and China; reimbursement practices; the effect of new accounting pronouncements on our financial results; competitive pressures; the outcome of matters before taxing authorities, including timing; our tax position and income tax reserves; the outcome and impact of intellectual property, qui tam actions, governmental proceedings and litigation matters; adequacy of our reserves; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our term loan and revolving credit facility. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.

Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. We have identified certain forward-looking statements here and elsewhere in this Quarterly Report on Form 10-Q, which are based on certain risks and uncertainties in accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained here and elsewhere in this Quarterly Report on Form 10-Q.

CRM Business

•	Our estimates for the U.S. and worldwide CRM markets, as well as our ability to increase CRM net sales and recapture market share;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors' CRM products and technologies, including our COGNIS® CRT-D and TELIGEN® ICD systems, our next-generation INCEPTA™, ENERGEN™ and PUNCTUA™ defibrillators in additional geographies, and our LATITUDE® Patient Management System;

•	The results of CRM clinical trials and market studies undertaken by us, our competitors or other third parties;

•	Our ability to successfully launch next-generation products and technology features worldwide, including our

INGENIO™ pacemaker system in additional geographies;

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

•	Our ability to timely and successfully launch next-generation products and technology features;

•	The results of coronary stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.

International Markets

•	Our dependency on international net sales to achieve growth, in particular, with respect to emerging markets, including India and China;

•	Changes in our international structure and leadership;

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

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, litigation settlements, share repurchases, and strategic investments and acquisitions, as well as to effectively manage our debt levels and covenant compliance;

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to resolve open tax matters favorably and realize substantially all of our deferred tax assets and the impact of changes in tax laws;

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations, and

•	The impact of the European sovereign debt crisis on our ability to collect outstanding and future receivables and/or transfer receivables to third parties.

Strategic Initiatives

•
Our ability to implement, fund, and achieve timely and sustainable restructuring, efficiency and cost improvement measures consistent with our expectations, including our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program;

•	Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, as we diversify our product portfolio and focus on emerging markets;

•
Risks associated with significant changes made or to be made to our organizational structure, including as a result of the realignment of our international structure, pursuant to our 2011, Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, or to the membership and responsibilities of our executive committee or Board of Directors;

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.316 billion as of March 31, 2012 and $4.297 billion as of December 31, 2011. We recorded $74 million of other assets and $79 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2012, as compared to $87 million of other assets and $131 million of other liabilities as of December 31, 2011. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $260 million as of March 31, 2012 and $230 million as of December 31, 2011. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $319 million as of March 31, 2012 and by $281 million as of December 31, 2011. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative contracts outstanding as of March 31, 2012 and December 31, 2011. As of March 31, 2012, $4.256 billion of our outstanding debt obligations was at fixed interest rates, representing substantially all of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2011 Annual Report filed on Form 10-K which could materially affect our business, financial condition or future results.

Current domestic and international economic conditions could adversely affect our results of operations.

The continued global financial crisis, including the European sovereign debt crisis, caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. For example, our net sales have been adversely impacted by reductions in procedural volumes due to unemployment levels and other economic factors, and these reductions may continue. Further, we have experienced significant delays in the collectability of receivables in southern European countries and there can be no assurance that these delays will not continue, that these payments will ultimately be collected or that we have made adequate allowances for doubtful accounts. Additionally, our cash flow and accounts receivable days sales outstanding have been negatively impacted due to our reduced ability to sell accounts receivable under our factoring programs within southern Europe, as certain of our factoring agents have suspended their factoring programs to reduce their exposure to sovereign debt. The European sovereign debt crisis may further impact our future ability to transfer receivables, or negatively impact the costs or credit limits of our existing factoring programs, which in turn could have a negative impact on our cash flow and results of operations. There can be no assurances that we will be able to mitigate our risk of further reductions in cash flow in this region through alternative factoring arrangements or otherwise. Conditions in the financial markets and other factors beyond our control may also adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown and European sovereign debt crisis may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors. In addition, current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the U.S., this healthcare reform law will materially impact us. Certain provisions of the law will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood. Further, the constitutionality of the individual mandate and the viability of certain provisions of the healthcare reform law have been challenged and the United States Supreme Court is expected to issue its ruling on the matter by June 2012. As a result of all of these uncertainties as well as others unknown to us at this time, it is unclear what the full impact of this 2010 law will be. As currently enacted, the law imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. U.S. net sales represented 53 percent of our worldwide net sales in 2011 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this law as currently enacted, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products, reduce medical procedure volumes or increase cost containment pressures on us or other participants in the healthcare industry could adversely affect our business and results of operations.

We may not effectively be able to protect our intellectual property, which could have a material adverse effect on our business, financial condition or results of operations.

The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable and appellate courts can overturn lower court patent decisions. Furthermore, as our business increasingly relies on technology systems and infrastructure, our intellectual property and other proprietary technology is potentially vulnerable to loss, damage or misappropriation.

Competing parties in our industry frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

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

Furthermore, our intellectual property and other proprietary technology is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access, and other events. While we have invested to protect our intellectual property and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
01/01/12 - 01/31/12
02/01/12 - 02/29/12	22,500,042	$6.11	22,500,042	$591,502,226
03/01/12 - 03/31/12
Total	22,500,042	$6.11	22,500,042	$591,502,226

* In 2011, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.0 billion of our common stock and re-approved approximately 37 million shares remaining under an existing share repurchase program. The approximate aggregate dollar value of the shares that may yet be purchased under the plans or programs, in the table above, was calculated using a stock price of $5.98 for the 37 million shares authorized under the existing repurchase program, which was the closing price of our common stock on March 31, 2012, as reported on the New York Stock Exchange.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1#
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between Boston Scientific Corporation and Michael F. Mahoney, as supplemented September 13, 2011 (Exhibit 10.100, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.2#
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between Boston Scientific Corporation and William H. Kucheman (Exhibit 10.102, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.3#
Form of Retirement Agreement dated January 1, 2012 between Boston Scientific Corporation and Stephen F. Moreci (Exhibit 10.103, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.4#
Form of Consulting Agreement dated January 12, 2012 between Boston Scientific Corporation and Stephen F. Moreci (Exhibit 10.104, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.5#	Boston Scientific Corporation 2012 Annual Bonus Plan, as amended and restated, effective as of January 1, 2012 (Exhibit 10.1, Current Report on Form 8-K dated March 2, 2012, File No. 1-11083).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, iii) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2012.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer