Form 10-Q
period 2012-06-30
BOSTON SCIENTIFIC CORP
filed 2012-08-07
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 31, 2012
Common Stock, $.01 par value	1,418,982,422

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2012	2011	2012	2011

Net sales	$1,828	$1,975	$3,694	$3,900
Cost of products sold	578	688	1,209	1,319
Gross profit	1,250	1,287	2,485	2,581

Operating expenses:
Selling, general and administrative expenses	648	642	1,306	1,237
Research and development expenses	213	223	428	435
Royalty expense	48	52	96	103
Amortization expense	99	96	195	228
Goodwill impairment charges	3,602		3,602	697
Intangible asset impairment charges	129	12	129	12
Contingent consideration expense	1	7	11	13
Restructuring charges	28	18	39	56
Litigation-related net charges	69		69
Gain on divestiture				(760)
	4,837	1,050	5,875	2,021
Operating (loss) income	(3,587)	237	(3,390)	560

Other (expense) income:
Interest expense	(64)	(73)	(132)	(148)
Other, net	33	(6)	27	19
(Loss) income before income taxes	(3,618)	158	(3,495)	431
Income tax (benefit) expense	(40)	12	(30)	239
Net (loss) income	$(3,578)	$146	$(3,465)	$192

Net (loss) income per common share — basic	$(2.51)	$0.10	$(2.42)	$0.12
Net (loss) income per common share — assuming dilution	$(2.51)	$0.10	$(2.42)	$0.12

Weighted-average shares outstanding
Basic	1,423.2	1,528.6	1,434.2	1,527.5
Assuming dilution	1,423.2	1,535.8	1,434.2	1,536.0

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net (loss) income	$(3,578)	$146	$(3,465)	$192
Other comprehensive (loss) income:
Foreign currency translation adjustment	(19)	18	7	46
Net change in unrealized gains and losses on derivative financial instruments, net of tax	11	(22)	44	(40)
Total other comprehensive (loss) income	(8)	(4)	51	6
Total comprehensive (loss) income	$(3,586)	$142	$(3,414)	$198

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
in millions, except share and per share data	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$371	$267
Trade accounts receivable, net	1,243	1,246
Inventories	898	931
Deferred income taxes	406	458
Prepaid expenses and other current assets	193	203
Total current assets	3,111	3,105
Property, plant and equipment, net	1,632	1,670
Goodwill	6,474	9,761
Other intangible assets, net	6,249	6,473
Other long-term assets	352	281
	$17,818	$21,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$4	$4
Accounts payable	263	203
Accrued expenses	1,325	1,327
Other current liabilities	202	273
Total current liabilities	1,794	1,807
Long-term debt	4,253	4,257
Deferred income taxes	1,803	1,865
Other long-term liabilities	2,240	2,008

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,538,999,069 shares as of June 30, 2012 and 1,531,006,390 shares as of December 31, 2011	15	15
Treasury stock, at cost - 122,463,958 shares as of June 30, 2012 and 81,950,716 shares as of December 31, 2011	(742)	(492)
Additional paid-in capital	16,388	16,349
Accumulated deficit	(7,846)	(4,381)
Accumulated other comprehensive loss, net of tax	(87)	(138)
Total stockholders’ equity	7,728	11,353
	$17,818	$21,290

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
in millions	2012	2011

Cash provided by operating activities	$619	$293

Investing activities:
Purchases of property, plant and equipment, net of proceeds	(118)	(152)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable		1
Payments for acquisitions of businesses, net of cash acquired	(134)	(370)
Payments relating to prior-period acquisitions	(4)
Payments for investments in companies and acquisitions of certain technologies	(1)	(10)
Proceeds from business divestitures, net of costs		1,417

Cash (used for) provided by investing activities	(257)	886

Financing activities:
Payments on long-term borrowings	(9)	(1,250)
Proceeds from borrowings on credit facilities, net of debt issuance costs	251	250
Payments on borrowings from credit facilities	(260)	(250)
Payments for acquisitions of treasury stock	(250)
Proceeds from issuances of shares of common stock	9	9

Cash used for financing activities	(259)	(1,241)

Effect of foreign exchange rates on cash	1	3

Net increase (decrease) in cash and cash equivalents	104	(59)
Cash and cash equivalents at beginning of period	267	213
Cash and cash equivalents at end of period	$371	$154

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$57	$65

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2011 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note L – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and six month periods ended June 30, 2012. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS
Over the past two years, we have completed several acquisitions as part of our priority growth initiatives, targeting the areas of cardiac rhythm management, structural heart therapy, deep brain stimulation, peripheral vascular disease, and atrial fibrillation. Our unaudited condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and were not material for the three and six months ended June 30, 2012 and 2011.
2012 Acquisitions
Cameron Health, Inc.
On June 8, 2012, we completed the acquisition of the remaining equity of Cameron Health, Inc. Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® system. The S-ICD® system has received CE Mark approval and is currently sold in EMEA. We accounted for this acquisition as a business combination and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
Purchase Price Allocation
The components of the preliminary purchase price as of the acquisition date for Cameron were as follows (in millions):

Cash, net of cash acquired	$134
Fair value of contingent consideration	259
Fair value of prior interests	79
Fair value of debt assumed	9
$481
Prior to the acquisition, we had an equity interest in Cameron and held $40 million of notes receivable. We re-measured our previously held investments to their estimated acquisition-date fair value of $79 million and recorded a gain of $39 million in other, net in the accompanying condensed consolidated statements of operations during the second quarter of 2012. We measured the fair values of the previously held investments based on the liquidation preferences and priority of the equity interests and debt, including accrued interest. In addition, we paid off the assumed debt obligation of Cameron for approximately $9 million during the second quarter of 2012.

Total consideration includes an initial $150 million cash payment at closing of the transaction, with a potential payment of $150 million upon FDA approval of the S-ICD® system and up to an additional $1.05 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval.
The following summarizes the preliminary purchase price allocation (in millions):

Goodwill	$315
Amortizable intangible assets	41
Indefinite-lived intangible assets	46
Other net assets	3
Deferred income taxes	76
$481

We allocated a portion of the preliminary purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$39	11	14.0%
Customer relationships	2	5	14.0%
Indefinite-lived intangible assets:
Purchased research and development	46		14.0%
	$87

Our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we expect to leverage in future products or processes and carry forward from one product generation to the next. The technology-related intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives.

Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2011 Annual Report filed on Form 10-K. Upon completion of the associated research and development efforts, we determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. We expect to receive FDA approval and launch this technology in the U.S. by mid-2013. We estimate that the total cost to complete the in-process research and development programs including next-generation products related to Cameron is between $30 million and $50 million as of June 30, 2012, and we expect material net cash inflows from these products in development to commence in 2016.
We believe that the estimated intangible asset values represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. We used the income approach, specifically the discounted cash flow method and excess earnings method, to derive the fair value of the amortizable intangible assets and purchased research and development. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures.
We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is non-deductible for tax purposes. Goodwill was established due primarily to revenue and cash flow projections associated with future technologies, as well as synergies expected to be gained from the integration of this business into our Cardiac Rhythm Management (CRM) business, and has been allocated to our reportable segments based on the relative expected benefit from the business combinations, as follows (in millions):

U.S.	$184
EMEA	97
Inter-Continental	27
Japan	7
$315
2011 Acquisitions
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market, and TAVR is one of the fastest growing medical device markets. We are integrating the operations of the Sadra business into our Interventional Cardiology business. Total consideration includes a net cash payment of $193 million at closing to acquire the remaining 86 percent of Sadra and potential payments up to $193 million through 2016 that are contingent upon the achievement of certain regulatory- and revenue-based milestones. During the second quarter of 2012, we recorded an impairment charge of $129 million ($110 million after-tax) to write-down the balance of intangible assets to their fair value related to our in-process research and development project associated with Sadra. Refer to Note D - Goodwill and Other Intangible Assets for further details regarding this charge.
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Through our acquisition of Intelect, we are developing advanced visualization and programming technology for deep-brain stimulation (DBS). We have integrated the operations of the Intelect business into our Neuromodulation business. The acquisition was intended to leverage the core architecture of our Vercise™ DBS platform and advance our technology in the field of deep-brain stimulation. We paid $60 million at the closing of the transaction to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
ReVascular Therapeutics, Inc.
On February 15, 2011, we completed the acquisition of 100 percent of the fully diluted equity of ReVascular Therapeutics, Inc. (RVT). RVT has developed the TRUEPATH™ intraluminal chronic total occlusion crossing device enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. This acquisition was intended to complement our portfolio of devices for lower extremity peripheral artery disease and we have integrated the operations of RVT into our Peripheral Interventions business. Total consideration includes a cash payment of $19 million at closing of the transaction and potential payments of up to $16 million through 2014 that are contingent upon the achievement of certain regulatory- and commercialization-based milestones and revenue.
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
Purchase Price Allocation
The components of the aggregate purchase price as of the acquisition date for acquisitions closed in the first half of 2011 are as follows (in millions):

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
We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the aggregate purchase price allocation (in millions):

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
	$567

Our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we expect to leverage in future products or processes and carry forward from one product generation to the next. The technology-related intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives.

Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2011 Annual Report filed on Form 10-K, and amortization of the purchased research and development begin upon completion of the related projects. We estimate that the total cost to complete the in-process research and development programs acquired in the first half of 2011 is approximately $250 million to $300 million, as of June 30, 2012, and we expect material net cash inflows from the products in development to commence in 2014-2018. Upon completion of the associated research and development efforts, we determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. See Note D - Goodwill and Other Intangible Assets, which contains additional details related to our asset impairment charges related to in-process research and development projects.

We believe that the estimated intangible asset values represent the fair value at the date of each acquisition and did not exceed the amount a third party would pay for the assets. We used the income approach, specifically the discounted cash flow method and excess earnings method, to derive the fair value of the amortizable intangible assets and purchased research and development. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures.
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
During the second quarter of 2012, we recorded additional contingent liabilities of $259 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of Cameron upon the achievement of certain regulatory and net sales based milestones. The fair value of the contingent consideration liabilities were estimated by discounting, to present value, contingent payments expected. We utilized a probability-weighted approach to determine the fair value of expected milestone payments and we utilized a Monte Carlo valuation model to determine the fair value of expected sales-based payments.
We recorded net expense related to the change in fair value of our contingent consideration liabilities of $1 million and $11 million in the second quarter and first half of 2012, respectively, and $7 million and $13 million during the second quarter and first half of 2011, respectively. The net expense recorded during the second quarter of 2012 included a $10 million benefit related to the reduction in the fair value of a payment liability due to revised estimates of the required effort, time and cost involved in completing the related in-process projects and the probability of achieving certain future product development targets and regulatory-based milestones before specified time periods. We paid $1 million and $4 million in the second quarter and first half of 2012, respectively, and did not make any payments related to prior-period acquisitions during the second quarter and first half of 2011. As of June 30, 2012, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay is approximately $1.9 billion.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2011	$(358)
Contingent consideration liability recorded	(259)
Net fair value adjustments	(11)
Payments made	4
Balance as of June 30, 2012	$(624)

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory-, revenue- or commercialization-based milestones. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2012	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$311 million	Probability Weighted Discounted Cash Flow	Discount Rate	1.1% - 2.9%
			Probability of Payment	38% - 95%
			Projected Year of Payment	2012 - 2017
Revenue-based Payments	$196 million	Discounted Cash Flow	Discount Rate	12.0% - 19.5%
			Probability of Payment	65% - 100%
			Projected Year of Payment	2012 - 2018
	$117 million	Monte Carlo	Probability of Payment	95%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2013-2018

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts related to R&D, regulatory- and commercialization-based milestones and certain revenue-based milestones are discounted back to the current period using a discounted cash flow model. Other revenue-based payments are valued using a monte carlo valuation model, which simulates future revenues during the earn out-period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement.

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. We will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2012 and 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction.
Revenue generated by the Neurovascular business was $30 million in the second quarter of 2012, $59 million in the first half of 2012, $43 million in the second quarter of 2011, and $77 million in the first half of 2011. We continue to generate net sales pursuant to our supply and distribution agreements with Stryker; however, these net sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of June 30, 2012 and December 31, 2011 is as follows:

	As of
	June 30, 2012		December 31, 2011
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology - core	$6,786	$(1,872)	$6,786	$(1,722)
Technology - developed	1,076	(1,016)	1,037	(1,012)
Patents	546	(342)	539	(331)
Other intangible assets	812	(402)	808	(376)
	$9,220	$(3,632)	$9,170	$(3,441)
Unamortizable intangible assets
Goodwill	$15,203	$(8,729)	$14,888	$(5,127)
Technology - core	242		242
Purchased research and development	419		502
	$15,864	$(8,729)	$15,632	$(5,127)

The following is a rollforward of our goodwill balance by reportable segment:

(in millions)	United States	EMEA	Japan	Inter-Continental	Total
Balance as of December 31, 2011	$4,667	$4,004	$554	$536	$9,761
Purchase price adjustments		(1)	(2)	3	—
Goodwill acquired	184	97	7	27	315
Goodwill written off		(3,602)			(3,602)
Balance as of June 30, 2012	$4,851	$498	$559	$566	$6,474

The 2012 purchase price adjustments relate primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.
Goodwill Impairment Charges
2012 Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our EMEA reporting unit was impaired and recorded an estimated charge of $3.602 billion ($3.579 billion after-tax) in the second quarter of 2012. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the third quarter of 2012, as we finalize the second step of the goodwill impairment test, in accordance with ASC Topic 350, Intangibles—Goodwill and Other.
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the EMEA reporting unit, as described in our accounting policies in our 2011 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the EMEA business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.
As previously disclosed in our 2011 Annual Report filed on Form 10-K, our EMEA reporting unit had a material amount of goodwill that was at higher risk of potential failure of the first step of the impairment test. As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test in the second quarter, we concluded that the revenue growth rates projected for the EMEA reporting unit will be slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of on-going economic uncertainty in Europe. While we do expect revenue growth in our EMEA business, our expectations for future growth and profitability are lower than our previous estimates and reflect declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units.
The aggregate amount of goodwill that remains associated with our EMEA reporting unit is $498 million as of June 30, 2012. In addition, the remaining book value of our other EMEA intangible assets allocated to our EMEA reporting unit, is approximately $1.5 billion as of June 30, 2012. In accordance with ASC Topic 350, we tested our EMEA amortizable intangible assets as of April 1, 2012 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. We also tested our indefinite-lived intangible assets associated with EMEA as of April 1, 2012 and recorded an impairment charge related to the in-process research and development associated with our acquisition of Sadra Medical, Inc. See Intangible Asset Impairment Charges below for a further discussion of this impairment.
In conjunction with our annual goodwill impairment test on all reporting units, the fair value of each reporting unit exceeded its carrying value, with the exception of EMEA and our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.4 billion as of June 30, 2012. The values estimated in our annual goodwill impairment test performed during the second quarter of 2012 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test.
We continue to identify three reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $965 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.4 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill, each as of June 30, 2012. As of our annual goodwill impairment test, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately 16 percent for our U.S. Neuromodulation reporting unit to 35 percent for our U.S. Cardiovascular reporting unit.
On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, including increases to the reporting unit carrying value, may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation reporting unit. In addition, keeping all other variables constant, a 100 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance.
Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to:

•	decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions, and/or competitive technology developments;

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

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

•	changes in our reporting units or in the structure of our business as a result of future reorganizations or divestitures of assets or businesses;

•	increases in our market-participant risk-adjusted WACC; and

•	declines in revenue as a result of loss of key members of our sales force and other key personnel.
Negative changes in one or more of these factors, among others, could result in additional impairment charges.
2011 Charge
Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. ICD market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. For further information, refer to Note D - Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K.
The following is a rollforward of accumulated goodwill write-offs by reportable segment:

	United			Inter-
(in millions)	States	EMEA	Japan	Continental	Total
Accumulated write-offs as of December 31, 2011	$(5,127)				$(5,127)
Goodwill written off		$(3,602)			(3,602)
Accumulated write-offs as of June 30, 2012	$(5,127)	$(3,602)			$(8,729)
Intangible Asset Impairment Charges
2012 Charge
During the second quarter of 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with our acquisition of Sadra Medical, Inc. Based on the results of our impairment analysis, we revised our expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market. As a result of these changes, we recorded an impairment charge of $129 million ($110 million after-tax) to write-down the balance of these intangible assets to their fair value during the second quarter of 2012. We believe that the technology associated with our acquisition of Sadra represents a significant future opportunity in the structural heart market.

In-process research and development fair value is measured using projected revenues, projected expenses, discount rates, and probability of expected launch. The nonrecurring Level 3 fair value measurements of our 2012 intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Fair Value as of June 30, 2012	Valuation Technique	Unobservable Input	Range
In-Process R&D	$184 million	Income Approach - Excess Earnings Method	Discount Rate	20%

2011 Charge
During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects.

We recorded these amounts in the intangible assets impairment charges caption in our accompanying unaudited condensed consolidated statements of operations.

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of June 30, 2012 and December 31, 2011 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.318 billion as of June 30, 2012 and $2.088 billion as of December 31, 2011.
We recognized net losses of $10 million in earnings on our cash flow hedges during the second quarter of 2012 and $26 million for the first half of 2012, as compared to net losses of $27 million during the second quarter of 2011 and $46 million for the first half of 2011. All currency cash flow hedges outstanding as of June 30, 2012 mature within 36 months. As of June 30, 2012, $8 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $52 million as of December 31, 2011. As of June 30, 2012, $17 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.015 billion as of June 30, 2012 and $2.209 billion as of December 31, 2011.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative contracts outstanding as of June 30, 2012 or December 31, 2011.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $68 million as of June 30, 2012 and $73 million as of December 31, 2011, and unamortized losses of $4 million as of June 30, 2012 and $4 million as of December 31, 2011, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $6 million as of June 30, 2012 and $7 million as of December 31, 2011. We recorded $3 million during the second quarter of 2012 and $5 million during the first half of 2012 as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of June 30, 2012, $10 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and first half of 2012 and 2011 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Loss Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended June 30, 2012
Currency hedge contracts	$10	$(10)	Cost of products sold
	$10	$(10)
Three Months Ended June 30, 2011
Currency hedge contracts	$(60)	$(27)	Cost of products sold
	$(60)	$(27)
Six Months Ended June 30, 2012
Currency hedge contracts	$46	$(26)	Cost of products sold
	$46	$(26)
Six Months Ended June 30, 2011
Currency hedge contracts	$(107)	$(46)	Cost of products sold
	$(107)	$(46)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Derivatives Not Designated as Hedging Instruments	Location in Statement of Operations	Amount of Gain (Loss) Recognized in Earnings (in millions)		Amount of Gain (Loss) Recognized in Earnings (in millions)
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Currency hedge contracts	Other, net	$12	$(7)	$15	$(6)
		$12	$(7)	$15	$(6)

Net gains and losses on currency hedge contracts not designated as hedging instruments were substantially offset by net losses from foreign currency transaction exposures of $19 million during the second quarter of 2012, net gains of $3 million during the second quarter of 2011, net losses of $25 million for the first half of 2012 and net gains of $1 million for the first half of 2011. As a result, we recorded net foreign currency losses of $7 million during the second quarter of 2012, $4 million during the second quarter of 2011, $10 million for the first half of 2012, and $5 million for the first half of 2011, within other, net in our accompanying unaudited condensed consolidated statements of operations.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2012, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of June 30, 2012 and December 31, 2011:

		As of
		June 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2012	2011
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$31	$31
Currency hedge contracts	Other long-term assets	33	20
		64	51
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	27	36
Total Derivative Assets		$91	$87

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$46	$69
Currency hedge contracts	Other long-term liabilities	19	49
		65	118
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	16	13
Total Derivative Liabilities		$81	$131

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012				As of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$78			$78	$78			$78
Currency hedge contracts		$91		91		$87		87
	$78	$91		$169	$78	$87		$165
Liabilities
Currency hedge contracts		$81		$81		$131		$131
Accrued contingent consideration			$624	624			$358	358
		$81	$624	$705		$131	$358	$489

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $78 million invested in money market and government funds as of June 30, 2012, we had $151 million in short-term time deposits and $142 million in interest bearing and non-interest bearing bank accounts. In addition to $78 million invested in money market and government funds as of December 31, 2011, we had $88 million of cash invested in short-term time deposits, and $101 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the first half of 2012 related solely to our contingent consideration liabilities. Refer to Note B - Acquisitions for a discussion of the fair value measurements related to our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We have certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $13 million as of June 30, 2012 and $16 million as of December 31, 2011.
During the first half of 2012, we recorded $3.731 billion of losses to adjust our goodwill and certain other intangible asset balances to their fair value. In the second quarter of 2012, we wrote down goodwill attributable to our EMEA reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, to its implied fair value, resulting in an estimated goodwill impairment charge of $3.602 billion. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the third quarter of 2012, when we finalize the second step of the goodwill impairment test, in accordance with Topic 350. In addition, during the second quarter of 2012, as a result of revised expectations of the required effort, time and cost involved in completing Sadra's in-process research and development projects and bringing the related products to market, we recorded a $129 million intangible asset impairment charge, representing a decrease in the estimated fair value of the related intangible assets. During the first half of 2011, we recorded $709 million of losses to adjust our goodwill and certain other intangible asset balances to their fair value. In the first quarter of 2011, we wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, with a carrying amount of $1.479 billion to its implied fair value of $782 million, resulting in a non-deductible goodwill impairment charge of $697 million. In addition, during the second quarter of 2011, as a result of changes in the timing and amount of the expected cash flows related to certain acquired in-process research and development projects, we recorded a $12 million intangible asset impairment charge representing a decrease in the estimated fair value of the related intangible assets. These fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within these analyses was based on our most recent operational budgets, long-range strategic plans and other estimates. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to significant unobservable inputs.
The fair value of our outstanding debt obligations was $4.824 billion as of June 30, 2012 and $4.649 billion as of December 31, 2011, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $4.257 billion as of June 30, 2012 and $4.261 billion as of December 31, 2011. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2012 is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	$4,200
			$600	$1,250	$600	$1,750	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
In April 2012, we financed a new $2.0 billion revolving credit facility which will mature in April 2017 and replaced the previous credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent (1.275 percent as of June 30, 2012), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee (0.225 percent as of June 30, 2012) based on our corporate credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, generally irrespective of usage, under the credit agreement. There were no amounts borrowed under our revolving credit facility as of June 30, 2012 or under our previous credit facility as of December 31, 2011.
Our revolving credit facility agreement in place as of June 30, 2012 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of June 30, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.6 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of June 30, 2012 provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to current or future restructuring plans. As of June 30, 2012, we had $467 million of the restructuring charge exclusion remaining. Any non-cash charges, as defined by the agreement, are excluded from the calculation of consolidated EBITDA. In addition, any cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.3 billion in the aggregate. As of June 30, 2012, we had $2.290 billion of the combined legal and debt exclusion remaining. As of and through June 30, 2012, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of June 30, 2012 and December 31, 2011.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Effective June 29, 2012, we extended the maturity of this facility to June 2013, subject to further extension. There were no amounts borrowed under this facility as of June 30, 2012 or December 31, 2011.

In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing (Topic 860). These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 230 million Euro (translated to approximately $291 million as of June 30, 2012). We have no significant retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $261 million of receivables as of June 30, 2012 at an average interest rate of 2.4 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. The European sovereign debt crisis has impacted our ability to sell accounts receivable under our factoring programs within southern Europe. Certain of our factoring agents have suspended their factoring programs to reduce their exposure levels to government owned or supported debt. The European economic environment may further impact our future ability to transfer receivables, and may negatively impact the costs or credit limits of our existing factoring programs, which may negatively impact our cash flow and results of operations. Within Italy, Spain, Greece and Portugal the number of days our receivables are outstanding is greater than our historical levels in those countries. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Greece and Portugal accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring arrangements to mitigate our risk of further reductions in cash flow in this region. During the second quarter of 2012, we received cash payments of $60 million related to a government-funded settlement of outstanding receivables in Spain. In addition, during 2011, the Greek government converted a significant portion of our outstanding receivables into bonds, which we monetized during the first half of 2011. These developments have reduced our credit exposure in these countries.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for accounts receivable discounting and factoring of up to 21.0 billion Japanese yen (translated to approximately $264 million as of June 30, 2012). Under these facilities, we de-recognized $197 million of Japanese trade receivables as of June 30, 2012 at an average interest rate of 1.6 percent and $188 million of Japanese trade receivables as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

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
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we had made payments of $54 million as of June 30, 2012. As of June 30, 2012, we had recorded related costs of $78 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we had made payments of $143 million as of June 30, 2012. As of June 30, 2012, we had recorded related costs of $159 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately

$130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we had made payments of $94 million as of June 30, 2012. As of June 30, 2012, we had recorded related costs of $129 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.
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
In the aggregate, we recorded restructuring charges pursuant to our restructuring plans of $28 million in the second quarter of 2012, $18 million in the second quarter of 2011, $39 million in the first half of 2012, and $56 million in the first half of 2011. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $5 million in the second quarter of 2012, $12 million in the second quarter of 2011, $11 million in the first half of 2012, and $24 million in the first half of 2011.

The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended June 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$22				$6	$28
Restructuring-related expenses:
Cost of products sold			$2			2
Selling, general and administrative expenses					3	3
			2		3	5
	$22		$2		$9	$33

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$20				$8	$28
2010 Restructuring plan					1	1
Plant Network Optimization program	2		$2			4
	$22		$2		$9	$33

Three Months Ended June 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$8				$10	$18
Restructuring-related expenses:
Cost of products sold		$3	$8			11
Selling, general and administrative expenses					1	1
		3	8		1	12
	$8	$3	$8		$11	$30

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$2				$11	$13
Plant Network Optimization program	6	$3	$8			17
	$8	$3	$8		$11	$30

Six Months Ended June 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$20				$19	$39
Restructuring-related expenses:
Cost of products sold			$6			6
Selling, general and administrative expenses					5	5
			6		5	11
	$20		$6		$24	$50

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$22				$21	$43
2010 Restructuring plan	(2)				3	1
Plant Network Optimization program			$6			6
	$20		$6		$24	$50

Six Months Ended June 30, 2011

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$36				$20	$56
Restructuring-related expenses:
Cost of products sold		$6	$16			22
Selling, general and administrative expenses					2	2
		6	16		2	24
	$36	$6	$16		$22	$80

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$29				$22	$51
Plant Network Optimization program	7	$6	$16			29
	$36	$6	$16		$22	$80

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). We expect to record additional termination benefits related to our restructuring initiatives in 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
As of June 30, 2012, we had incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $258 million and restructuring-related costs of $107 million since we committed to each plan.
The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization Program	Total
Termination benefits	$43	$88	$36	$167
Fixed asset write-offs		11		11
Other	29	51		80
Total restructuring charges	72	150	36	258
Accelerated depreciation			22	22
Transfer costs			71	71
Other	6	9		15
Restructuring-related expenses	6	9	93	108
	$78	$159	$129	$366

We made cash payments of $30 million in the second quarter of 2012 and $65 million in the first half of 2012 associated with restructuring initiatives pursuant to these plans, and as of June 30, 2012, we had made total cash payments of $291 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and is comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization Program	Total
Three Months Ended June 30, 2012
Termination benefits	$8	$1	$6	$15
Transfer costs			2	2
Other	13			13
	$21	$1	$8	$30

Six Months Ended June 30, 2012
Termination benefits	$16	$3	$17	$36
Transfer costs			6	6
Other	23			23
	$39	$3	$23	$65

Program to Date
Termination benefits	$19	$87	$23	$129
Transfer costs			71	71
Other	35	56		91
	$54	$143	$94	$291
We also made cash payments of $1 million during the second quarter of 2012 and $4 million during the first half of 2012 associated with our 2007 Restructuring plan, and as of June 30, 2012, we had made total cash payments of $378 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
The following is a rollforward of the restructuring liability associated with our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

							Plant
							Network
	2011 Restructuring plan			2010 Restructuring plan			Optimization Program
(in millions)	Termination Benefits	Other	Subtotal	Termination Benefits	Other	Subtotal	Termination Benefits	Total
Accrued as of December 31, 2009							$22	$22
Charges				$66	$28	$94	4	98
Cash payments				(45)	(20)	(65)		(65)
Accrued as of December 31, 2010				21	8	29	26	55
Charges	$21	$13	$34	24	24	48	10	92
Cash payments	(3)	(10)	(13)	(39)	(32)	(71)	(3)	(87)
Accrued as of December 31, 2011	18	3	21	6		6	33	60
Charges	22	21	43	(2)	2		1	44
Cash payments	(16)	(23)	(39)	(3)		(3)	(17)	(59)
Accrued as of June 30, 2012	$24	$1	$25	$1	$2	$3	$17	$45
The remaining restructuring liability associated with our 2007 Restructuring plan was $2 million as of June 30, 2012 and $6 million as of December 31, 2011.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	June 30, 2012	December 31, 2011
Accounts receivable	$1,360	$1,362
Less: allowance for doubtful accounts	(83)	(81)
Less: allowance for sales returns	(34)	(35)
	$1,243	$1,246
The following is a rollforward of our allowance for doubtful accounts for the second quarter and first half of 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Beginning balance	$90	$61	$81	$83
Net (credits) charges to expenses	(3)	8	6	(11)
Utilization of allowances	(4)	(2)	(4)	(5)
Ending balance	$83	$67	$83	$67
During the first half of 2011, we reversed $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first half of 2011, the Greek government converted these receivables into bonds, which we were able to monetize, reducing our allowance for doubtful accounts as a credit to selling, general and administrative expenses. We continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables in this region.

Inventories

	As of
(in millions)	June 30, 2012	December 31, 2011
Finished goods	$596	$637
Work-in-process	78	71
Raw materials	224	223
	$898	$931
Property, plant and equipment, net

	As of
(in millions)	June 30, 2012	December 31, 2011
Land	$111	$111
Buildings and improvements	930	923
Equipment, furniture and fixtures	1,985	1,919
Capital in progress	196	230
	3,222	3,183
Less: accumulated depreciation	1,590	1,513
	$1,632	$1,670
Depreciation expense was $68 million for the second quarter of 2012, $71 million for the second quarter of 2011, $135 million for the first half of 2012, and $140 million for the first half of 2011.
Accrued expenses

	As of
(in millions)	June 30, 2012	December 31, 2011
Legal reserves	$98	$129
Payroll and related liabilities	415	466
Accrued contingent consideration	184	37
Other	628	695
	$1,325	$1,327
Other long-term liabilities

	As of
(in millions)	June 30, 2012	December 31, 2011
Legal reserves	$277	$170
Accrued income taxes	1,136	1,095
Accrued contingent consideration	440	321
Other long-term liabilities	387	422
	$2,240	$2,008
Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of June 30, 2012 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first half of 2012 and 2011 consisted of the following (in millions):

	Six Months Ended June 30,
	2012	2011
Beginning Balance	$30	$43
Provision	2	7
Settlements/reversals	(7)	(13)
Ending Balance	$25	$37

NOTE I – INCOME TAXES
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended June 30,
	2012	2011
Reported tax rate	1.1%	7.6%
Impact of certain receipts/charges*	13.4%	9.8%
	14.5%	17.4%

	Six Months Ended June 30,
	2012	2011
Reported tax rate	0.9%	55.5%
Impact of certain receipts/charges*	13.8%	(40.0)%
	14.7%	15.5%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the second quarter and first half of 2012, as compared to the same periods in 2011, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first half of 2012, these receipts and charges included goodwill and intangible asset impairment charges, acquisition-related net credits, and divestiture-, litigation- and restructuring-related charges. Our reported tax rate was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling. In the first half of 2011, these receipts and charges included a gain on the divestiture of our Neurovascular business, goodwill and intangible asset impairment charges and restructuring- and acquisition-related charges and credits as well as discrete tax items related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets and changes in various state tax laws.
As of June 30, 2012, we had $970 million of gross unrecognized tax benefits, of which a net $865 million, if recognized, would affect our effective tax rate. As of December 31, 2011, we had $952 million of gross unrecognized tax benefits, of which a net $847 million, if recognized, would affect our effective tax rate.
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
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $333 million accrued for gross interest and penalties as of June 30, 2012 and $313 million as of December 31, 2011. We recognized net tax expense related to interest and penalties of $9 million in the second quarter of 2012, $10 million in the second quarter of 2011, $11 million in the first half of 2012, and $17 million in the first half of 2011.
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

In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties, including certain of our competitors, have asserted that certain of our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations and/or liquidity.

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

In addition, like other companies in the medical device industry, we are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and governmental investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have a material adverse effect on our financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $375 million as of June 30, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. The increase in our accrual is primarily due to net litigation-related charges of $69 million, consisting of a charge of $85 million, partially offset by credits of $16 million. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2011 Annual Report filed on Form 10-K, our Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2012 and specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

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

On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott Laboratories, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. In March 2010, we filed counterclaims of invalidity and non-infringement. On June 19, 2012, the District Court found that the PROMUS stent system does not infringe the Fischell patents and that our sales of this product were authorized.

On May 25, 2010, Dr. Jang filed suit against Boston Scientific Scimed, Inc. and us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California and was ultimately transferred to U.S. District Court for the District of Delaware. In October 2011, the District Court entered judgment in favor of us on the pleadings. On July 31, 2012, the District Court denied Dr. Jang's October 2011 motion for reconsideration or, in the alternative, permission to amend his complaint.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleged breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. The suit was filed in the U.S. District Court for the Eastern District of Virginia and was ultimately transferred to the U.S. District Court for the District of Massachusetts. In September 2009, OrbusNeich filed an amended complaint against us alleging additional state law claims. In March 2010, the District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. OrbusNeich amended its complaint in April 2010 to add another patent (another Addonizio patent). In January 2011, OrbusNeich amended its complaint to drop its misappropriation of trade secret, statutory and unfair competition claims and in July 2011, it further amended its complaint to include allegations that our ION™ coronary stent system infringes two additional patents. On February 24, 2012, the District Court granted our motion to stay the patent claims, and on June 4, 2012, the District Court stayed the breach of contract claim, in each case, pending re-examination of the patents in suit.

On May 27, 2011, Body Science LLC filed suit against us in the United States District Court for the Northern District of Illinois, alleging that our Latitude® Patient Management System and Latitude® Blood Pressure Monitor infringes two U.S. patents (the Besson patents) owned by them. In July 2011, Body Science amended its complaint to add several cardiac resynchronization therapy defibrillator and implantable cardioverter defibrillator devices that are compatible with the Latitude® Patient Management System. On August 6, 2012, the United States Judicial Panel on Multidistrict Litigation transferred the case to the United States District Court for the District of Massachusetts.

Product Liability Litigation

As of August 7, 2012, there were over 1,600 product liability cases or claims asserted against us in various federal and state courts across the country alleging personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse.  Generally, the plaintiffs allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation established MDL No. 2326 (MDL) in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to the MDL for coordinated pretrial proceedings.

Securities Litigation

On April 9, 2010, the City of Roseville Employees' Retirement System, individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported securities class action suit against us and certain of our current and former officers in the U.S. District Court for the District of Massachusetts. The suit alleges certain violations of the Securities Exchange Act of 1934, as amended, claiming that our stock price was artificially inflated because we failed to disclose certain matters with respect to our Cardiac Rhythm Management (CRM) business, and seeks unspecified monetary damages. In July 2010, the District Court appointed KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs for the case. In September 2010, the plaintiffs filed an amended class action complaint narrowing the alleged class period from October 20, 2009 to February 10, 2010. In September 2011, the District Court granted our motion to dismiss the action, and on July 12, 2012, the U.S. Court of Appeals for the First Circuit issued its decision affirming the dismissal.

Governmental Investigations and Qui Tam Matters

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2011, the District Court issued an order granting our motion to dismiss and, in March 2012, issued its opinion ordering that all claims against us be dismissed. The federal and state law False Claims Act claims that allege fraudulent inducement and the state law False Claims Act claims that allege off-label promotion were dismissed with prejudice against all defendants. The federal and state anti-kickback statute claims were also dismissed against all defendants but without prejudice. The federal False Claims Act off-label promotion claims were dismissed without prejudice but only against certain defendants, including us. On April 6, 2012, the relator filed a motion for reconsideration of the dismissals of the fraudulent inducement-based, state and federal law False Claims Act claims against all defendants, and on April 30, 2012, we filed an opposition to this motion.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to a qui tam action filed in the U.S. District Court for the Western District of New York. After the federal government declined to intervene in the original complaint, the relator in the qui tam action filed an amended complaint alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. In July 2010, we were served with the amended unsealed qui tam complaint filed by James Allen, an alleged device recipient. The civil division of the Department of Justice (DOJ) was later allowed to intervene in the Allen qui tam action and to transfer the litigation to the U.S. District Court for the District of Minnesota. In January 2011, the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action. On April 5, 2012, the District Court entered a revised scheduling order setting the case for trial on November 18, 2013.

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

Subsequently, on January 30, 2012, the relator filed an amended complaint. On July 5, 2012, the District Court issued an opinion and order dismissing the amended complaint for lack of subject matter jurisdiction and, on July 12, 2012, the relator appealed the order of dismissal to the U.S. Court of Appeals for the First Circuit.

On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corp. in the United States District Court for the District of New Jersey on March 2, 2011. The complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corp. violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events, and off-label promotions.

Other Proceedings

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott Laboratories in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant's breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys' fees and costs. In August 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On June 20, 2011, Guidant filed a motion for summary judgment, and the hearing on this motion was held on July 25, 2012.

Refer to Note I - Income Taxes for information regarding our tax litigation.

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

On August 19, 2010, the Iron Workers District Council Southern Ohio and Vicinity Pension Trust filed a putative shareholder derivative class action lawsuit against us and our Board of Directors in the U.S. District Court for the District of Delaware. The allegations and remedies sought in the complaint are largely the same as those in the original complaint filed by the City of Roseville Employees' Retirement System on April 9, 2010 and discussed above. In October 2011, the District Court granted our motion to dismiss this action without prejudice to refile an amended complaint and the plaintiffs filed a motion to stay the proceedings to allow them to make discovery demands before filing an amended complaint. On June 14, 2012, the District Court dismissed this case with prejudice.

Guidant or its affiliates were defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs alleged various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid in connection with the devices that have been the subject of Guidant's product communications. One of the TPP actions was remanded by the Multi-District Litigation judge to the U.S. District Court for the Southern District of Florida and has since been resolved and dismissed with prejudice. Two other TPP actions brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates were settled and dismissed with prejudice in June 2010. In 2011, we reached an agreement in principle to settle the other two TPP matters for approximately $3 million in the aggregate and in July 2012, we finalized the settlement.

On October 24, 2008, we received a letter from the DOJ informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. In 2009, the U.S. District Court for the Southern District of Texas partially unsealed a qui tam complaint which is the basis for the DOJ investigation. In August 2009, the federal government declined to intervene in this matter at that time. After the District Court dismissed the first amended complaint, the relator filed a second amended complaint in April 2011 in which the relator dropped all of the False Claims Act allegations, but continued to claim that the relator was discharged from Guidant in retaliation for complaining about the alleged false claims. On July 26, 2012, the relator filed a stipulation to voluntarily dismiss the second amended complaint.

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2012		2011	2012		2011
Weighted average shares outstanding - basic	1,423.2		1,528.6	1,434.2		1,527.5
Net effect of common stock equivalents		*	7.2		*	8.5
Weighted average shares outstanding - assuming dilution	1,423.2		1,535.8	1,434.2		1,536.0
* We generated net losses in the second quarter and first half of 2012. Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 5.8 million for the second quarter of 2012 and 7.3 million for the first half of 2012 due to our net loss position in these periods.
Weighted average shares outstanding, assuming dilution, excludes the impact of 63 million stock options for the second quarter of 2012, 68 million for the second quarter of 2011, 61 million for the first half of 2012, and 62 million for the first half of 2011, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued less than one million shares of our common stock in the second quarter of 2012 and eight million shares in the first half of 2012, approximately one million shares in the second quarter of 2011 and approximately eight million shares in the first half of 2011, following the exercise or vesting of underlying stock options or deferred stock units, or purchase under our employee stock purchase plans. We repurchased approximately 18 million shares of our common stock during the second quarter of 2012 for approximately $110 million, and approximately 41 million shares during the first half of 2012 for approximately $250 million, pursuant to the share repurchase program authorized in 2011, discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2011 Annual Report on Form 10-K.

NOTE L – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of June 30, 2012 and December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting. In addition, certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Net sales		(restated)		(restated)
United States	$947	$1,040	$1,926	$2,063
EMEA	440	448	887	911
Japan	209	213	420	427
Inter-Continental	208	188	399	362
Net sales allocated to reportable segments	1,804	1,889	3,632	3,763
Sales generated from divested businesses	31	42	59	78
Impact of foreign currency fluctuations	(7)	44	3	59
	$1,828	$1,975	$3,694	$3,900
(Loss) income before income taxes
United States	$162	$157	$307	$373
EMEA	179	185	346	389
Japan	105	99	205	199
Inter-Continental	65	66	125	128
Operating income allocated to reportable segments	511	507	983	1,089
Manufacturing operations	(94)	(71)	(163)	(138)
Corporate expenses and currency exchange	(66)	(53)	(145)	(116)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, and litigation-related net (charges) credits	(3,839)	(50)	(3,870)	(47)
Amortization expense	(99)	(96)	(195)	(228)
	(3,587)	237	(3,390)	560
Other expense, net	(31)	(79)	(105)	(129)
	$(3,618)	$158	$(3,495)	$431

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2011-04
In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. It requires, for all Level 3 fair value measurements, new quantitative information about significant unobservable inputs used. We adopted Update No. 2011-04 beginning in our first quarter ended March 31, 2012. The adoption of Update No. 2011-04 did not impact our results of operations or financial position. See Note B - Acquisitions and Note D - Goodwill and Other Intangible Assets for relevant disclosures.
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We adopted Update No. 2011-05 beginning in our first quarter ended March 31, 2012. Update No. 2011-05 is related to presentation only and its adoption did not impact our results of operations or financial position. See our unaudited condensed consolidated statements of comprehensive income for relevant presentation in this Quarterly Report for additional information.
Standards to be Implemented

ASC Update No. 2012-02
In July 2012, the FASB issued ASC Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Update No. 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. We intend to early-adopt Update No. 2012-02 beginning with our annual unamortizable intangible asset impairment test as of July 1, 2012. We do not expect the adoption of Update No. 2012-02 to impact our results of operations or financial position.

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
Financial Summary
Three Months Ended June 30, 2012
Our net sales for the second quarter of 2012 were $1.828 billion, as compared to net sales of $1.975 billion for the second quarter of 2011, a decrease of $147 million, or seven percent. Excluding the impact of changes in foreign currency exchange rates, which had a $51 million negative impact on our second quarter 2012 net sales as compared to the same period in the prior year, and net sales from divested businesses of $11 million, our net sales decreased $85 million, or four percent.1 Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net loss for the second quarter of 2012 was $3.578 billion, or $2.51 per share, driven primarily by a goodwill impairment charge related to our Europe, Middle East and Africa (EMEA) business unit. Refer to Quarterly Results for a discussion of this charge. Our reported results for the second quarter of 2012 included goodwill and other intangible asset impairment charges, acquisition-related credits, divestiture-, restructuring-, and litigation-related charges and amortization expense totaling $3.817 billion, or $2.68 per share. Excluding these items, net income for the second quarter of 2012 was $239 million, or $0.17 per share.1 Our reported net income for the second quarter of 2011 was $146 million, or $0.10 per share. Our reported results for the second quarter of 2011 included an intangible asset impairment charge, acquisition- and divestiture-related charges, restructuring-related charges and amortization expense totaling $116 million, or $0.07 per share. Excluding these items, net income for the second quarter of 2011 was $262 million, or $0.17 per share.1 The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

	Three Months Ended June 30, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net (loss) income	$(3,618)	$40	$(3,578)	$(2.51)
Non-GAAP adjustments:
Goodwill impairment charge	3,602	(23)	3,579	2.50	*
Intangible asset impairment charge	129	(19)	110	0.08	*
Acquisition-related credits	(34)	13	(21)	(0.01)	*
Divestiture-related charges	1		1	0.00	*
Restructuring-related charges	33	(9)	24	0.02	*
Litigation-related net charges	69	(29)	40	0.03	*
Amortization expense	99	(15)	84	0.06	*
Adjusted net income	$281	$(42)	$239	$0.17

* Assumes dilution of 5.8 million shares for the three months ended June 30, 2012 for all or a portion of these non-GAAP adjustments.

	Three Months Ended June 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$158	$(12)	$146	$0.10
Non-GAAP adjustments:
Intangible asset impairment charge	12	(3)	9	0.01
Acquisition-related net charges	7	(1)	6	0.00
Divestiture-related charges	1		1	0.00
Restructuring-related charges	30	(9)	21	0.01
Amortization expense	96	(17)	79	0.05
Adjusted net income	$304	$(42)	$262	$0.17

Cash provided by operating activities was $407 million in the second quarter of 2012, as compared to $390 million in the second quarter of 2011. Our operating cash flows in the second quarter of 2012 included collections of approximately $60 million of our outstanding receivables in Spain as a result of a government-funded settlement. Our cash generated from operations continues to be a significant source of available funds for investing in our growth and buying back shares of our common stock pursuant to our share repurchase authorizations. During the second quarter of 2012, we used approximately $110 million of cash generated from operations to repurchase approximately 18 million shares of our common stock. We also paid $134 million, net of cash acquired, related to our acquisition of Cameron Health. As of June 30, 2012, we had total debt of $4.257 billion, cash and cash equivalents of $371 million and working capital of $1.317 billion. Refer to Liquidity and Capital Resources for further discussion.

Six Months Ended June 30, 2012
Our net sales for the first half of 2012 were $3.694 billion, as compared to net sales of $3.900 billion for the first half of 2011, a decrease of $206 million, or five percent. Excluding the impact of changes in foreign currency exchange rates, which had a $56 million negative impact on our net sales for the six months ended June 30, 2012 as compared to the same period in the prior year, and net sales from divested businesses of $17 million, our net sales decreased $133 million, or four percent.1 Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net loss for the first half of 2012 was $3.465 billion, or $2.42 per share, driven primarily by a goodwill impairment charge related to our EMEA business unit. Refer to Quarterly Results for a discussion of this charge. Our reported results for the first half of 2012 included goodwill and other intangible asset impairment charges, acquisition-related credits, divestiture-, restructuring-, and litigation-related charges and amortization expense totaling $3.924 billion, or $2.74 per share. Excluding these items, net income for the first half of 2012 was $459 million, or $0.32 per share.1 Our reported net income for the first half of 2011 was $192 million, or $0.12 per share. Our reported results for the first half of 2011 included goodwill and other intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring-related charges, discrete tax items and amortization expense totaling $406 million, or $0.27 per share. Excluding these items, net income for the first half of 2011 was $598 million, or $0.39 per share.1 The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

	Six Months Ended June 30, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net (loss) income	$(3,495)	$30	$(3,465)	$(2.42)
Non-GAAP adjustments:
Goodwill impairment charge	3,602	(23)	3,579	2.49	*
Intangible asset impairment charge	129	(19)	110	0.08	*
Acquisition-related credits	(21)	11	(10)	(0.01)	*
Divestiture-related charges	2		2	0.00	*
Restructuring-related charges	50	(13)	37	0.03	*
Litigation-related net charges	69	(29)	40	0.03	*
Amortization expense	195	(29)	166	0.12	*
Adjusted net income	$531	$(72)	$459	$0.32

* Assumes dilution of 7.3 million shares for the six months ended June 30, 2012 for all or a portion of these non-GAAP adjustments.

	Six Months Ended June 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$431	$(239)	$192	$0.12
Non-GAAP adjustments:
Goodwill impairment charge	697		697	0.45
Intangible asset impairment charge	12	(3)	9	0.00
Acquisition-related net credits	(22)	(1)	(23)	(0.01)
Divestiture-related net credits	(758)	228	(530)	(0.34)
Restructuring-related charges	80	(24)	56	0.04
Discrete tax items		4	4	0.00
Amortization expense	228	(35)	193	0.13
Adjusted net income	$668	$(70)	$598	$0.39

Cash provided by operating activities was $619 million in the first half of 2012, as compared to $293 million in the first half of 2011. Our 2012 operating cash flows included collections of approximately $60 million of our outstanding receivables in Spain as a result of a government-funded settlement. Our 2011 operating cash flows included approximately $300 million of litigation-related payments in the first quarter of 2011. Our cash generated from operations continues to be a significant source of available funds for investing in growth and buying back shares of our common stock pursuant to our share repurchase authorizations. During the first half of 2012, we used approximately $250 million of cash generated from operations to repurchase approximately 41 million shares of our common stock, and $134 million of cash generated from operations to purchase Cameron Health, Inc.

Business and Market Overview
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $311 million in the second quarter of 2012, as compared to $298 million in the second quarter of 2011, an increase of $13 million, or four percent. U.S. net sales of our Endoscopy products were $151 million for the second quarter of 2012, as compared to $141 million for the same period in the prior year. Our international net sales were $160 million for the second quarter of 2012, as compared to $157 million for the second quarter of 2011, and included a $7 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $20 million, or seven percent, in the second quarter of 2012, as compared to the second quarter of 2011. This performance was the result of growth across several of our key product franchises, including our biopsy business; our biliary device franchise driven by continued growth in our Expect™ Endoscopic Ultrasound Aspiration Needle; our metal stent franchise driven by our industry-leading WallFlex® product family, which now includes our WallFlex® Biliary Transhepatic stent system for treatment of biliary strictures, launched in the first quarter of 2012; and our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding.
In October 2010, we completed our acquisition of Asthmatx, Inc. Through Asthmatx, we design, manufacture and market a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both CE Mark and U.S. Food and Drug Administration (FDA) approval and is the first device-based asthma treatment approved by the FDA. We continue to focus on driving commercialization and increased awareness of the Alair® System. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $196 million in the second quarter of 2012, as compared to $189 million in the second quarter of 2011, an increase of $7 million, or four percent. Our U.S. net sales of these products were $86 million in the second quarter of 2012, as compared to $80 million in the second quarter of 2011. Our international net sales were $110 million in the second quarter of 2012, as compared to $109 million in the second quarter of 2011, and included a $5 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $12 million, or seven percent, in the second quarter of 2012, as compared to the second quarter of 2011. The year over year increase in worldwide PI net sales was driven by growth in our core PI franchise following the recent launches of our next-generation Mustang™ percutaneous transluminal angioplasty (PTA) balloon; our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures; our Charger™ PTA Balloon Catheter, launched in the U.S. in December 2011; and our Gladiator™ Balloon Dilatation Catheter. In addition, our PI stent systems continued to grow on the strength of the EPIC™ self-expanding nitinol stent system in the U.S. and certain international markets and the Carotid WALLSTENT® stent system in Japan. We launched the INNOVA™ self-expanding bare metal stent system in certain international markets in the second quarter of 2012, and we believe this launch, in addition to a number of new PI products expected to launch throughout the second half of 2012, will help to drive future growth in this business.
In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which added to our PI portfolio a re-entry catheter and intraluminal chronic total occlusion (CTO) crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We commenced a limited market release of our OFFROAD™ re-entry catheter system in certain international markets, and in the first half of 2012, we began the launch our TRUEPATH™ intraluminal CTO device in the U.S., EMEA and other international markets. We intend to expand the launch of our OFFROAD™ system in certain international markets throughout 2012. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
Neuromodulation
Our worldwide net sales of Neuromodulation products were $91 million in the second quarter of 2012, as compared to $84 million in the second quarter of 2011, an increase of $7 million, or nine percent. Our U.S. net sales of Neuromodulation products were $85 million for the second quarter of 2012, as compared to $78 million in the same period in the prior year, and our international net sales of these products were $6 million in the second quarters of 2012 and 2011. Changes in foreign currency exchange rates contributed a negative $1 million to our Neuromodulation net sales in the second quarter of 2012, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, our worldwide Neuromodulation net sales increased $8 million, or ten percent, in the second quarter of 2012, as compared to the second quarter of 2011.The increase in U.S. net sales was due primarily to higher procedural volumes and positive momentum from recent product launches, including our Infinion™ lead. Within our Neuromodulation business, we market the Precision® Plus™ Spinal Cord Stimulation (SCS) system, the world's first rechargeable SCS device for chronic pain management. In the fourth quarter of 2011, we received FDA approval for and launched the Infinion™ 16 Percutaneous Lead, the world's first and only 16-contact percutaneous lead. With the addition of the Infinion™ lead to our family of Linear percutaneous leads, the Precision SCS® system offers physicians the broadest range of percutaneous lead configurations in the industry for treating chronic pain patients. We believe that we continue to have a technology advantage over our competitors with our unique Smoothwave™ technology platform and proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely.
We are looking to increase the clinical evidence supporting our spinal cord stimulation technology and are committed to studies designed to demonstrate cost effectiveness or demonstrate the value of proprietary features in our SCS system.  We expect to complete our VANTAGE Study, a European clinical trial for the treatment of Parkinson's Disease using our Vercise™ Deep Brain Stimulation (DBS) System, in 2013. We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $126 million in the second quarter of 2012, as compared to $127 million in the second quarter of 2011, a decrease of $1 million, or one percent. Our U.S. net sales were $89 million for the second quarter of 2012, as compared to $93 million in the second quarter of 2011. Our international net sales were $37 million in the second quarter of 2012, as compared to $34 million for the same period in the prior year, and included a $1 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Urology/Women's Health net sales remained flat in the second quarter of 2012, as compared to the second quarter of 2011.
Our Urology business continued to experience strong growth in the United States and internationally due to the strength of our Stone Management franchise. During the first quarter of 2012, we began a full launch in the U.S. and certain international markets of our BackStop® gel, designed to prevent stone migration during stone management procedures.
In the second quarter of 2012, as compared to the same period in the prior year, our Women's Health business continued to be negatively impacted by elective procedural softness and reduced sales following the FDA release of a Public Health Notice update in July 2011 regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse and stress urinary incontinence.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next-generation Blazer™ Prime ablation catheter, and our Blazer™ Open-Irrigated Catheter, launched in select European countries, which represents our latest radiofrequency ablation catheter designed to treat a variety of arrhythmias. Worldwide net sales of our Electrophysiology products were $37 million in the second quarter of 2012, as compared to $38 million in the second quarter of 2011, a decrease of $1 million, or two percent. Our U.S. net sales of these products were $28 million in the second quarters of 2012 and 2011. Our international net sales of these products were $9 million in the second quarter of 2012, as compared to $10 million for the same period in the prior year, and included a $1 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Electrophysiology net sales remained flat in the second quarter of 2012, as compared to the second quarter of 2011.
In the first half of 2012, we launched in the U.S. and our EMEA region our HeartSpan™ fixed sheath and Z Flex-270™ steerable sheath, both designed to facilitate the introduction and placement of catheters for atrial fibrillation within the heart. We believe these and other upcoming product launches, as well as increasing adoption of our Blazer™ line of ablation catheters positions us well within the Electrophysiology market.
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. In 2011, we began the U.S. and EMEA launches of our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™, which are among the world’s smallest and thinnest high-energy devices and deliver excellent longevity. This tiered product line includes new features designed to improve functionality, diagnostic capability and ease of use and allows us to compete in all segments of the market. Additionally, this next-generation of defibrillators includes models with our 4-SITE lead delivery system which is built off our highly reliable RELIANCE® lead platform. We received CE Mark and FDA approval for our INGENIO™ family of pacemaker systems in the second quarter of 2012 and began to launch this line in the U.S. and EMEA. These launches represent our first new major pacemaker system technology introduction in over ten years and we expect it to be the foundation for a series of low-voltage pacemaker launches. The INGENIO™ system is designed for use with our LATITUDE® remote patient monitoring system and includes features for advanced heart failure diagnostics. In July 2012, we received CE Mark approval for use of our INGENIO™ and ADVANTIO™ pacemakers in patients in need of a magnetic resonance imaging (MRI) scan, which we believe represents a significant advancement to our family of pacemaker devices. In the second quarter of 2012, we received FDA approval for our INVIVE™ cardiac resynchronization therapy pacemakers (CRT-Ps). INVIVE™ is built on the same platform as our high voltage CRT-Ds, is enabled for remote patient monitoring, and includes features that promote ease of use. Our product offerings also include our COGNIS® cardiac resynchronization therapy defibrillator (CRT-D) and TELIGEN® ICD systems and our ALTRUA® family of pacemaker systems.

Worldwide net sales of our CRM products of $488 million represented approximately 27 percent of our consolidated net sales for the second quarter of 2012. Our worldwide CRM net sales decreased $56 million, or ten percent, in the second quarter of 2012, as compared to the second quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $16 million negative impact on our second quarter 2012 CRM net sales as compared to the same period in the prior year, our CRM net sales decreased $40 million, or eight percent. Our U.S. CRM net sales decreased $31 million, or 10 percent, in the second quarter of 2012 as compared to the second quarter of 2011. The reduction in our CRM net sales during the second quarter of 2012 is primarily due to the impact of lower procedural volumes as a result of the contraction in the U.S. ICD market in 2011, due to the factors discussed in our 2011 Annual Report filed on Form 10-K. Although we believe many of these factors are subsiding and we believe procedural volumes are beginning to stabilize, there can be no assurance we won't experience additional market declines in the future. However, we believe that the recent launches of our next-generation line of defibrillators, and the U.S. launches of our INGENIO™ pacemaker system and INVIVE™ CRT-Ps in the second quarter of 2012, will help enhance our position in the U.S. CRM market. Our international CRM net sales decreased $25 million, or 11 percent, in the second quarter of 2012, as compared to the second quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $16 million negative impact on net sales in the second quarter of 2012, as compared to the same period in the prior year, our international CRM net sales decreased $9 million, or five percent, as compared to the same period in the prior year, due primarily to lower average selling prices driven by competitive and other pricing pressures.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2012			June 30, 2011
	U.S.	International	Total	U.S.	International	Total
ICD systems	$220	$135	$355	$243	$150	$393
Pacemaker systems	64	69	133	72	79	151
CRM products	$284	$204	$488	$315	$229	$544
During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc., demonstrating our commitment to innovation and growth in the CRM market. Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has received CE Mark approval and is currently sold in EMEA, and we expect to receive FDA approval and launch this technology in the U.S. by mid-2013. We believe our recently launched family of defibrillator systems (INCEPTA™, ENERGEN™ and PUNCTUA™), our highly reliable RELIANCE® lead platform, our new INGENIO™ and INVIVE™ pacemaker systems, and the Cameron S-ICD® technology will help enhance our position within the worldwide CRM market by differentiating our value proposition to physicians, patients and global healthcare systems.
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

•	our ability to retain and attract key members of our CRM sales force and other key CRM personnel;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories issued by us or our competitors;

•	our ability to timely and successfully acquire or develop and launch new or next-generation products and technologies worldwide, including the S-ICD® system in the U.S.;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new product launches by our competitors.

Coronary Stent Systems
We are the only company in the industry to offer a two-drug platform. We market our next-generation internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent platform in all major markets worldwide, as well as our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility, enhanced visibility and reduced recoil, compared to other commercially available alloys. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. In the second quarter of 2012, we received FDA approval for 32 millimeter and 38 millimeter lengths for our PROMUS Element™ stent system and we now offer physicians the broadest range of everolimus drug-eluting stent lengths and diameters in the United States.
Worldwide net sales of our coronary stent systems, including bare-metal stent systems, of $340 million represented approximately 19 percent of our consolidated net sales in the second quarter of 2012. Our worldwide net sales of these products decreased $88 million, or 21 percent, in the second quarter of 2012, as compared to the second quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $11 million negative impact on our coronary stent system net sales in the second quarter of 2012, as compared to the same period in the prior year, net sales of these products decreased $77 million, or 18 percent. We believe our share of the worldwide drug-eluting stent market approximated 31 percent during the second quarter of 2012. Our U.S. net sales of drug-eluting stent systems decreased $68 million, or 33 percent, in the second quarter of 2012, as compared to the second quarter of 2011. This decrease was primarily the result of a reduction in our average U.S. drug-eluting stent market share to an estimated 39 percent in the second quarter of 2012, as compared to an estimated 50 percent in the second quarter of 2011, which we believe is primarily a result of the launch of new competitive products and physician trialing of these products. During the second quarter of 2012, we substantially completed the conversion of our U.S. drug-eluting stent system sales to self-manufactured PROMUS® Element™ and TAXUS® stent systems, which has positively impacted our gross profit margins. Our international drug-eluting stent system net sales decreased $14 million, or seven percent, in the second quarter of 2012, as compared to the second quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $10 million negative impact on our international drug-eluting stent system net sales for the second quarter of 2012, as compared to the same period in the prior year, net sales of our drug-eluting stent systems decreased $4 million, or two percent. In March of 2012, we launched our PROMUS® Element™ stent system in Japan, and during the second quarter of 2012, substantially completed the conversion of our remaining PROMUS® stent system sales to our self-manufactured PROMUS® Element™ stent systems, which has positively impacted our gross profit margins.
The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2012			June 30, 2011
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	140	178	318	208	192	400
Bare-metal	6	16	22	8	20	28
	$146	$194	$340	$216	$212	$428
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
We believe that we are positioned for leadership within the worldwide drug-eluting stent market for a variety of reasons, including:

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our SYNERGY® stent system, which has shown favorable results in clinical trials to date;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of PROMUS® Element™ and TAXUS® Element™ (ION™) stent system clinical trials to date;

•	our two-drug platform;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force;

•	the strength of our clinical, selling, marketing and manufacturing capabilities; and

•	our increased presence and investment in rapidly growing emerging markets, including China and India.
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

•	new product launches by our competitors;

•	our ability to timely and successfully launch new or next-generation products and technologies, in line with our commercialization strategies;

•	physician and patient confidence in our current and next-generation technology;

•	changes in the overall number of percutaneous coronary intervention procedures performed, drug-eluting stent penetration rates and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	the outcome of intellectual property litigation.
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
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems. Our worldwide net sales of these products were $209 million in the second quarter of 2012, as compared to $224 million in the second quarter of 2011, a decrease of $15 million, or seven percent. Our U.S. net sales were $78 million in the second quarter of 2012, as compared to $90 million in the second quarter of 2011. Our international net sales of these products were $131 million in the second quarter of 2012, as compared to $134 million in the second quarter of 2011, and included a $7 million unfavorable impact from changes in foreign currency exchange rates for the second quarter of 2012, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) net sales increased $4 million, or three percent, as compared to the same period in the prior year. In April 2012, we received CE Mark approval for and launched our Emerge™ PTCA Dilatation Catheter in our EMEA region. This next-generation pre-dilatation balloon catheter combines several innovative balloon technologies in a single versatile platform and is designed to offer exceptional deliverability to address challenging lesions. We expect to launch the Emerge™ platform in the U.S. in the third quarter of 2012. We believe this launch, as well as the expected launch of additional new products in vascular access, balloon catheters and IVUS during 2012, will help improve the performance of this business.
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
In addition, in January 2011, we completed the acquisition of Sadra Medical, Inc. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. TAVR is one of the fastest growing medical device markets. In April 2012, we completed enrollment in the REPRISE I clinical trial, designed to evaluate the acute safety of the Lotus™ Valve System, and expect to begin our CE Mark trial for the Lotus™ Valve System (REPRISE II) in 2012 with European approval and launch expected in the second half of 2013. Due to revised expectations of the required effort, time and cost involved in completing Sadra's in-process research and development projects and bringing the related products to market, we recorded an intangible asset impairment charge in the second quarter of 2012. Refer to Quarterly Results for further details. We continue to believe that the technology associated with the Sadra acquisition represents a significant future opportunity for us in the structural heart market.
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

We are planning to invest $150 million over a five-year period in order to expand our commercial presence in China, one of the world's largest and fastest-growing medical device markets. We plan to build a local manufacturing operation focused on serving Chinese market needs, as well as develop a world class training center for healthcare providers. In addition, we expect to further invest in local research and development and clinical studies in emerging markets.

Quarterly Results
Net Sales
As of June 30, 2012 and December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note L – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis, both excluding and including divested businesses. Net sales that exclude the impact of changes in foreign currency exchange rates are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011

United States	$947	$1,040	(9)%	(9)%
EMEA	402	452	(11)%	(2)%
Japan	235	235	0%	(2)%
Inter-Continental	214	205	4%	11%
International	851	892	(5)%	1%
Subtotal Core Businesses	1,798	1,932	(7)%	(4)%
Divested Businesses	30	43	N/A	N/A
Worldwide	$1,828	$1,975	(7)%	(5)%

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011

United States	$1,926	$2,063	(7)%	(7)%
EMEA	817	900	(9)%	(3)%
Japan	474	470	1%	(2)%
Inter-Continental	418	390	7%	10%
International	1,709	1,760	(3)%	0%
Subtotal Core Businesses	3,635	3,823	(5)%	(4)%
Divested Businesses	59	77	N/A	N/A
Worldwide	$3,694	$3,900	(5)%	(4)%

The following tables provide our worldwide net sales by business and the relative change on an as reported and constant currency basis, both excluding and including divested businesses. Net sales that exclude the impact of changes in foreign currency exchange rates are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011
Interventional Cardiology	$549	$652	(16)%	(13)%
Cardiac Rhythm Management	488	544	(10)%	(8)%
Endoscopy	311	298	4%	7%
Peripheral Interventions	196	189	4%	7%
Urology/Women’s Health	126	127	(1)%	0%
Neuromodulation	91	84	9%	10%
Electrophysiology	37	38	(2)%	0%
Subtotal Core Businesses	1,798	1,932	(7)%	(4)%
Divested Businesses	30	43	N/A	N/A
Worldwide	$1,828	$1,975	(7)%	(5)%

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011
Interventional Cardiology	$1,153	$1,288	(11)%	(9)%
Cardiac Rhythm Management	989	1,103	(10)%	(9)%
Endoscopy	612	585	5%	6%
Peripheral Interventions	386	365	6%	7%
Urology/Women’s Health	246	247	0%	0%
Neuromodulation	175	161	9%	9%
Electrophysiology	74	74	(1)%	0%
Subtotal Core Businesses	3,635	3,823	(5)%	(4)%
Divested Businesses	59	77	N/A	N/A
Worldwide	$3,694	$3,900	(5)%	(4)%

The constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q2 2012 Net Sales as compared to Q2 2011
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(103)	$(85)	$(18)
Cardiac Rhythm Management	(56)	(40)	(16)
Endoscopy	13	20	(7)
Peripheral Interventions	7	12	(5)
Urology/Women’s Health	(1)	0	(1)
Neuromodulation	7	8	(1)
Electrophysiology	(1)	0	(1)
Subtotal Core Businesses	(134)	(85)	(49)
Divested Businesses	(13)	(11)	(2)
Worldwide	$(147)	$(96)	$(51)

	Q2 2012 YTD Net Sales as compared to Q2 2011 YTD
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(135)	$(113)	$(22)
Cardiac Rhythm Management	(114)	(96)	(18)
Endoscopy	27	36	(9)
Peripheral Interventions	21	26	(5)
Urology/Women’s Health	(1)	0	(1)
Neuromodulation	14	14	0
Electrophysiology	0	0	0
Subtotal Core Businesses	(188)	(133)	(55)
Divested Businesses	(18)	(17)	(1)
Worldwide	$(206)	$(150)	$(56)
U.S. Net Sales
During the second quarter of 2012, our U.S. net sales decreased $93 million, or nine percent, as compared to the second quarter of 2011. The decrease was driven primarily by lower U.S. Interventional Cardiology net sales of $82 million resulting from pricing pressure within the drug-eluting stent (DES) market, as well as lower U.S. CRM net sales of $30 million. Partially offsetting these decreases, our Endoscopy business increased U.S. net sales $11 million, as compared to the same period in the prior year, due primarily to continued commercialization and adoption of products across several key product franchises. In addition, our Neuromodulation division increased U.S. net sales $6 million and our Peripheral Interventions business increased U.S. net sales $7 million, as compared to the same period in the prior year, reflecting positive momentum from new product launches. Refer to Business and Market Overview for further discussion of our net sales.
During the first half of 2012, our U.S. net sales decreased $137 million, or seven percent, as compared to the first half of 2011. The decrease was driven primarily by lower U.S. Interventional Cardiology sales of $100 million as well as lower U.S. CRM net sales of $78 million. Partially offsetting these decreases were increased sales in several other U.S. divisions, including our U.S. Endoscopy division by $22 million, U.S. Neuromodulation division by $12 million, and U.S. Peripheral Interventions by $11 million in the first half of 2012, as compared to the same period in the prior year.
International Net Sales
During the second quarter of 2012, our international net sales decreased $41 million, or five percent, as compared to the second quarter of 2011. Changes in foreign currency exchange rates had a $49 million negative impact on our international net sales in the second quarter of 2012 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region decreased $8 million, or two percent, in the second quarter of 2012, as compared to the same period in the prior year, driven primarily by pricing declines across several of our divisions. Our net sales in Japan decreased $4 million, or two percent, excluding the impact of changes in foreign currency exchange rates, in the second quarter of 2012, as compared to the second quarter of 2011, due primarily to declines in our Interventional Cardiology net sales primarily resulting from competitive product introductions and pricing pressures. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $20 million, or eleven percent, in the second quarter of 2012, as compared to the same period in the prior year, primarily due to continued growth in our key emerging markets, including China, India and Brazil. Refer to Business and Market Overview for further discussion of our net sales.
During the first half of 2012, our international net sales decreased $51 million, or three percent, as compared to the first half of 2011. Changes in foreign currency exchange rates had a $55 million negative impact on our international net sales in the first half of 2012 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region decreased $24 million, or three percent, in the first half of 2012, as compared to the same period in the prior year. Our net sales in Japan decreased $7 million, or two percent, excluding the impact of changes in foreign currency exchange rates, in the first half of 2012, as compared to the first half of 2011, due primarily to competitive drug-eluting stent system technology introductions and pricing pressures. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $37 million, or ten percent, in the first half of 2012, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year-over-year growth, including continued growth in Brazil, China and India.
Gross Profit
Our gross profit was $1.250 billion for the second quarter of 2012, $1.287 billion for the second quarter of 2011, $2.485 billion for the first half of 2012, and $2.581 billion for the first half of 2011. As a percentage of net sales, our gross profit increased to 68.4 percent in the second quarter of 2012, as compared to 65.2 percent in the second quarter of 2011 and was 67.3 percent for the first half of 2012, as compared to 66.2 percent for the first half of 2011. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2011	65.2%	66.2%
PROMUS® supply true-up		(1.3)%
Sales mix and pricing	(1.9)%	(1.5)%
PROMUS® profit sharing savings	2.1%	1.9%
Manufacturing cost reductions	1.7%	1.0%
All other, including inventory charges, other period expense and net impact of foreign currency	1.3%	1.0%
Gross profit margin - period ended June 30, 2012	68.4%	67.3%
The primary factor contributing to the increase in our gross profit margin during the second quarter of 2012, as compared to the same period in 2011, was the continuing positive impact of the launch of our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system in the U.S. in the fourth quarter of 2011 and in Japan in the first quarter of 2012. Our PROMUS® Element™ stent system has significantly higher gross profit margins as compared to our PROMUS® stent system, which was supplied to us by Abbott. In addition, our gross profit margin was positively impacted by cost reductions as a result of our restructuring and other process improvement programs. However, the impact of pricing related primarily to sales of our drug-eluting stent and CRM products negatively impacted our gross profit margin in the second quarter of 2012, as compared to the second quarter of 2011.
The increase in our gross profit margin improvement for the first half of 2012, as compared to the first half of 2011, primarily resulted from conversion to our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system as well as cost reductions from our restructuring and other process improvement programs. Offsetting this increase was the impact of pricing related primarily to sales of our drug-eluting stent and CRM products. Additionally, we recorded a one-time $50 million credit to cost of products sold, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems in the first quarter of 2011.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	648	35.4%	642	32.5%	1,306	35.4%	1,237	31.7%
Research and development expenses	213	11.7%	223	11.3%	428	11.6%	435	11.2%
Royalty expense	48	2.6%	52	2.6%	96	2.6%	103	2.6%
Selling, General and Administrative (SG&A) Expenses
In the second quarter of 2012, our SG&A expenses increased $6 million, or one percent, as compared to the second quarter of 2011, and were approximately 300 basis points higher as a percentage of net sales. This increase was driven primarily by a non-recurring asset impairment charge as a result of a program termination as well as continued investments in commercial resources and infrastructure to support our global expansion initiatives and to expand the rollout of recently acquired products. We expect to continue to invest in targeted areas to support new products; strengthen our sales organization in emerging markets such as Brazil, China and India; and support our acquired businesses. These increases in SG&A were largely offset by declines in spending as a result of our restructuring and other cost reduction initiatives and the impact of changes in foreign currency exchange rates.
In the first half of 2012, our SG&A expenses increased $69 million, or six percent, as compared to the first half of 2011 and were 370 basis points higher as a percentage of net sales. The increase was driven primarily by continuous investments in global expansion through commercial resources and infrastructure as well as higher litigation-related costs, and a non-recurring asset impairment charge as a result of a program termination. Also contributing to the increase was the reversal of previously established allowances for doubtful accounts against long-outstanding receivables in Greece in the first quarter of 2011. These increases in SG&A were partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives, and the impact of changes in foreign currency exchange rates.
Research and Development (R&D) Expenses
In the second quarter of 2012, our R&D expenses decreased $10 million, or four percent, as compared to the second quarter of 2011, and were slightly higher as a percentage of net sales. In the first half of 2012, our R&D expenses decreased $7 million, or two percent, as compared to the first half of 2011, and were slightly higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth. We expect R&D spending to increase in the second half of the year, largely due to the acquisition of Cameron Health.
Royalty Expense
In the second quarter of 2012, our royalty expense decreased $4 million, or eight percent, as compared to the second quarter of 2011, and remained flat as a percentage of net sales. In the first half of 2012, our royalty expense decreased $7 million, or seven percent, as compared to the first half of 2011, and remained flat as a percentage of net sales. Consistent with the prior year, we expect our royalty expense to continue to decrease in the second half of 2012, reflecting a lower per-unit royalty rate under our annual volume-based arrangements.
Amortization Expense
Our amortization expense was $99 million in the second quarter of 2012, as compared to $96 million in the second quarter of 2011 and $195 million in the first half of 2012, as compared to $228 million in the first half of 2011. The decrease for the six months ended June 30, 2012 was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation in 2006 reaching the end of their assigned useful lives during the second quarter of 2011. Amortization expense is excluded by management for purposes of evaluating operating performance.
Goodwill Impairment Charges
2012 Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our EMEA reporting unit was impaired and recorded an estimated charge of $3.602 billion ($3.579 billion after-tax) in the second quarter of 2012. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the third quarter of 2012, as we finalize the second step of the goodwill impairment test, in accordance with ASC Topic 350, Intangibles—Goodwill and Other.
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the EMEA reporting unit, as described in our accounting policies in our 2011 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the EMEA business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.
As previously disclosed in our 2011 Annual Report filed on Form 10-K, our EMEA reporting unit had a material amount of goodwill that was at higher risk of potential failure of the first step of the impairment test. As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test in the second quarter, we concluded that the revenue growth rates projected for the EMEA reporting unit will be slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year discounted cash flow (DCF) model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of on-going economic uncertainty in Europe. While we do expect revenue growth in our EMEA business, our expectations for future growth and profitability are lower than our previous estimates and reflect declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units.
The aggregate amount of goodwill that remains associated with our EMEA reporting unit is $498 million as of June 30, 2012. In addition, the remaining book value of our other EMEA intangible assets allocated to our EMEA reporting unit, is approximately $1.5 billion as of June 30, 2012. In accordance with ASC Topic 350, we tested our EMEA amortizable intangible assets as of April 1, 2012 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. We also tested our indefinite-lived intangible assets associated with EMEA as of April 1, 2012 and recorded an impairment charge related to the in-process research and development associated with our acquisition of Sadra Medical, Inc. See Intangible Asset Impairment Charges below for a further discussion of this impairment.
In conjunction with our annual goodwill impairment test on all reporting units, the fair value of each reporting unit exceeded its carrying value, with the exception of EMEA and our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the first quarter of 2011, the carrying value of our U.S. CRM reporting unit exceeded its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our U.S. CRM amortizable intangible assets was approximately $3.4 billion as of June 30, 2012. The values estimated in our annual goodwill impairment test performed during the second quarter of 2012 related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test.
We continue to identify three reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $965 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.4 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.3 billion of allocated goodwill, each as of June 30, 2012. As of our annual goodwill impairment test, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately 16 percent for our U.S. Neuromodulation reporting unit to 35 percent for our U.S. Cardiovascular reporting unit.
On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC rate applied. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions, including increases to the reporting unit carrying value, may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied to the reporting units, excluding acquisitions, would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 100 basis point increase would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation reporting unit. In addition, keeping all other variables constant, a 100 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. CRM reporting unit, and a 200 basis point decrease in terminal value growth rates would require that we perform the second step of the goodwill impairment test for our U.S. Neuromodulation reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill balance.
Future events that could have a negative impact on the levels of excess fair value over carrying value of the reporting units include, but are not limited to:

•	decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, product actions, and/or competitive technology developments;

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

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

•	changes in our reporting units or in the structure of our business as a result of future reorganizations or divestitures of assets or businesses;

•	increases in our market-participant risk-adjusted WACC; and

•	declines in revenue as a result of loss of key members of our sales force and other key personnel.
Negative changes in one or more of these factors, among others, could result in additional impairment charges.
2011 Charge
Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. ICD market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. For further information, refer to Note D - Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K.
Intangible Asset Impairment Charges
2012 Charge
During the second quarter of 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development project associated with our acquisition of Sadra Medical, Inc. Based on the results of our impairment analysis, we revised our expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market. As a result of these changes, we recorded an impairment charge of $129 million ($110 million after-tax) to write-down the balance of these intangible assets to their fair value during the second quarter of 2012. We believe that the technology associated with our acquisition of Sadra represents a significant future opportunity in the structural heart market.
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
We recorded these amounts in the intangible assets impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. These non-cash charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
We recorded net expense related to the change in fair value of our contingent consideration liabilities of $1 million and $11 million in the second quarter and first half of 2012, respectively, and $7 million and $13 million during the second quarter and first half of 2011, respectively. The net expense recorded during the second quarter of 2012 included a $10 million benefit related to the reduction in the fair value of a payment liability due to revised estimates of the required effort, time and cost involved in completing the related in-process projects and the probability of achieving certain future product development targets and regulatory-based milestones before specified time periods. We paid $1 million and $4 million in the second quarter and first half of 2012, respectively, and did not make any payments related to prior-period acquisitions during the second quarter and first half of 2011. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.
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
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we had made payments of $54 million as of June 30, 2012. As of June 30, 2012, we had recorded related costs of $78 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we had made payments of $143 million As of June 30, 2012. As of June 30, 2012, we had recorded related costs of $159 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we had made payments of $94 million as of June 30, 2012. As of June 30, 2012, we had recorded related costs of $129 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.
In the aggregate, we recorded restructuring charges pursuant to our restructuring plans of $28 million in the second quarter of 2012, $18 million in the second quarter of 2011, $39 million in the first half of 2012, and $56 million in the first half of 2011. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $5 million in the second quarter of 2012, $12 million in the second quarter of 2011, $11 million in the first half of 2012, and $24 million in the first half of 2011. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $30 million in the second quarter of 2012 and $65 million in the first half of 2012 associated with restructuring initiatives pursuant to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan.
See Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for additional details related to our restructuring plans.
Litigation-related net charges
During the second quarter of 2012, we recorded net litigation-related charges of $69 million, consisting of a charge of $85 million, partially offset by credits of $16 million. These litigation-related net charges are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for discussion of our material legal proceedings.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. We will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2012 and 2013. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. This non-recurring divestiture-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Interest Expense
Our interest expense decreased to $64 million in the second quarter of 2012 and $132 million in the first half of 2012, as compared to $73 million in the second quarter of 2011 and $148 million in the first half of 2011. The decrease in our interest expense was a result of lower average debt levels, due to the repayment of $1.250 billion of debt during 2011. In addition, interest expense for the first half of 2011 included expense of $5 million associated with the write-off of unamortized debt issuance costs in conjunction with term loan prepayments. Our average borrowing rate was 5.4 percent in the second quarter of 2012 and 5.6 percent in the first half of 2012, as compared to 5.2 percent in the second quarter and first half of 2011. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Other, net
Our other, net reflected income of $33 million in the second quarter of 2012, expense of $6 million in the second quarter of 2011, income of $27 million in the first half of 2012, and income of $19 million in the first half of 2011. The following are the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2012	2011	2012	2011
Interest income	$1	$1	$2	$5
Foreign currency losses	(7)	(4)	(10)	(5)
Net gains (losses) on investments	39	(1)	36	23
Other expense, net		(2)	(1)	(4)
	$33	$(6)	$27	$19

During the second quarter of 2012, we recognized gains of $39 million associated with the acquisition of Cameron Health in June 2012, related to previously held investments. During the first quarter of 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we had prior investments. These acquisition-related credits are excluded by management for purposes of evaluating operating performance.
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended June 30,
	2012	2011
Reported tax rate	1.1%	7.6%
Impact of certain receipts/charges*	13.4%	9.8%
	14.5%	17.4%

	Six Months Ended June 30,
	2012	2011
Reported tax rate	0.9%	55.5%
Impact of certain receipts/charges*	13.8%	(40.0)%
	14.7%	15.5%

*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the second quarter and first half of 2012, as compared to the same periods in 2011, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first half of 2012, these receipts and charges included goodwill and intangible asset impairment charges, acquisition-related net credits, and divestiture-, litigation- and restructuring-related charges. Our reported tax rate was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling. In the first half of 2011, these receipts and charges included a gain on the divestiture of our Neurovascular business, goodwill and intangible asset impairment charges and restructuring- and acquisition-related charges and credits as well as discrete tax items related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets and changes in various state tax laws.
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

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended June 30, 2012 to the application of critical accounting policies and estimates as described in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
As of June 30, 2012, we had $371 million of cash and cash equivalents on hand, comprised of $78 million invested in money market and government funds, $151 million invested in short-term time deposits, and $142 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer. We also have full access to a five-year, $2.0 billion revolving credit facility which matures in April 2017 and replaced our previous credit facility, and a $350 million credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
(in millions)	2012	2011
Cash provided by operating activities	$619	$293
Cash (used for) provided by investing activities	(257)	886
Cash used for financing activities	(259)	(1,241)
Operating Activities
During the first half of 2012, we generated $619 million from operating activities, as compared to $293 million generated from operations during the first half of 2011, an increase of $326 million. This increase was driven by effective working capital management, including a cash receipt of $60 million in June 2012 related to a government-funded settlement of outstanding receivables in Spain, partially offset by lower operating profit. In addition, our operating cash flow for the first half of 2011 included a payment of $296 million to the U.S. Department of Justice in the first quarter of 2011.
Investing Activities
During the first half of 2012, cash used for investing activities included a $134 million payment for the acquisition of Cameron Health, net of cash acquired, and purchases of property, plant and equipment of $118 million. During the first half of 2011, cash provided by investing activities was comprised primarily of net proceeds of $1.417 billion from the sale of our Neurovascular business to Stryker. This net cash inflow was partially offset by payments of $370 million for acquisitions closed during the first half of 2011; and capital expenditures, net of proceeds on sales of fixed assets, of $152 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K. During the first half of 2012, we repurchased 41 million shares of our common stock for approximately $250 million, pursuant to our 2011 repurchase program, and prepaid approximately $9 million of debt assumed in the acquisition of Cameron Health, Inc. During the first half of 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity.
Debt
We had total debt of $4.257 billion as of June 30, 2012 and $4.261 billion as of December 31, 2011. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2012 is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	$4,200
			$600	$1,250	$600	$1,750	$4,200

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to terminated interest rate contracts used to hedge the fair value of certain of our senior notes.

We hold investment-grade ratings with all three major credit-rating agencies.
Revolving Credit Facility
In April 2012, we financed a new $2.0 billion revolving credit facility which will mature in April 2017 and replaced the previous credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent (1.275 percent as of June 30, 2012), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee (0.225 percent, as of June 30, 2012) based on our corporate credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, generally irrespective of usage, under the credit agreement. There were no amounts borrowed under our revolving credit facility as of June 30, 2012 or under our previous credit facility as of December 31, 2011.
Our revolving credit facility agreement in place as of June 30, 2012 required that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of June 30, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.6 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of June 30, 2012 provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to current or future restructuring plans. As of June 30, 2012, we had $467 million of the restructuring charge exclusion remaining. Any non-cash charges, as defined by the agreement, are excluded from the calculation of consolidated EBITDA. In addition, any cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.3 billion in the aggregate. As of June 30, 2012, we had $2.290 billion of the combined legal and debt exclusion remaining. As of and through June 30, 2012, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of June 30, 2012 and December 31, 2011.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Effective June 29, 2012, we extended the maturity of this facility from August 2012 to June 2013, subject to further extension. There were no amounts borrowed under this facility as of June 30, 2012 or December 31, 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 230 million Euro (translated to approximately $291 million as of June 30, 2012). We have no significant retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $261 million of receivables as of June 30, 2012 at an average interest rate of 2.4 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. The European sovereign debt crisis has impacted our ability to sell accounts receivable under our factoring programs within southern Europe. Certain of our factoring agents have suspended their factoring programs to reduce their exposure levels to government owned or supported debt. The European economic environment may further impact our future ability to transfer receivables, or negatively impact the costs or credit limits of our existing factoring programs, which may negatively impact our cash flow and results of operations. Within Italy, Spain, Greece and Portugal the number of days our receivables are outstanding is greater than our historical levels in those countries. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Greece and Portugal accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring arrangements to mitigate our risk of further reductions in cash flow in this region. During the second quarter of 2012, we received cash payments of $60 million related to a government-funded settlement of outstanding receivables in Spain. In addition, during 2011, the Greek government converted a significant portion of our outstanding receivables into bonds, which we monetized during the first half of 2011. These developments have reduced our credit exposure in these countries.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for accounts receivable discounting and factoring of up to 21.0 billion Japanese yen (translated to approximately $264 million as of June 30, 2012). Under these facilities, we de-recognized $197 million of Japanese trade receivables as of June 30, 2012 at an average interest rate of 1.6 percent and $188 million of Japanese trade receivables as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
Equity
During the first half of 2012 and 2011, we received $9 million in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. We repurchased 41 million shares of our common stock during the first half of 2012 for approximately $250 million, pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K. As of June 30, 2012, we had $258 million remaining authorization under our 2011 share repurchase program and 37 million shares authorized under our previous share repurchase programs.
Stock-based compensation expense related to our stock ownership plans was $57 million for the first half of 2012, and $65 million for the first half of 2011. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number, mix and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.
Contractual Obligations and Commitments
In April 2012, we negotiated a new five year, $2.0 billion revolving credit facility, maturing in 2017, replacing the previous credit facility which would have matured in June 2013. See Note F - Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the terms of this credit arrangement. In the first half of 2012, we acquired Cameron Health, Inc. In addition to an upfront payment made at closing of the transaction, the agreement calls for a potential $150 million payment upon FDA approval of the subcutaneous implantable cardioverter defibrillator (S-ICD®) system, plus up to an additional $1.050 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. We recorded contingent consideration liabilities related to the Cameron acquisition of $259 million in the first half of 2012, representing the acquisition-date fair value of these future potential payments. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the Cameron acquisition and the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2011 Annual Report filed on Form 10-K.
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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties, including certain of our competitors, have asserted that certain of our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters against us, including those with Johnson & Johnson, could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations and/or liquidity.
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
Our accrual for legal matters that are probable and estimable was $375 million as of June 30, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, in Note J - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2012, and in Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2011 Annual Report filed on Form 10-K.

Recent Accounting Pronouncements
Standards Implemented
ASC Update No. 2011-04
In May 2011, the FASB issued ASC Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Update No. 2011-04 clarifies the FASB's intent about the application of certain existing fair value measurement and disclosure requirements and changes certain principles or requirements for measuring or disclosing information about fair value. It requires, for all Level 3 fair value measurements, new quantitative information about significant unobservable inputs used. We adopted Update No. 2011-04 beginning in our first quarter ended March 31, 2012. The adoption of Update No. 2011-04 did not impact our results of operations or financial position. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for relevant disclosures.
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We adopted Update No. 2011-05 beginning in our first quarter ended March 31, 2012. Update No. 2011-05 is related to presentation only and its adoption did not impact our results of operations or financial position. See our unaudited condensed consolidated statements of comprehensive income contained in Item 1 of this Quarterly Report on Form 10-Q for relevant presentation.
Standards to be Implemented
ASC Update No. 2012-02
In July 2012, the FASB issued ASC Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Update No. 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. We intend to early-adopt Update No. 2012-02 beginning with our annual unamortizable intangible asset impairment test as of July 1, 2012. We do not expect the adoption of Update No. 2012-02 to impact our results of operations or financial position.

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

Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from our operating segments’ measure of profit or loss. These adjustments are excluded from the segment measures that are reported to our chief operating decision maker that are used to make operating decisions and assess performance.

We believe that presenting adjusted net income, adjusted net income per share, and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and six months ended June 30, 2012 and 2011, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - These amounts represents a) a non-cash write-down of the goodwill balance attributable to our Europe/Middle East/Africa (EMEA) reporting unit recorded in the second quarter of 2012, b) a non-cash write-down of the goodwill balance attributable to our U.S. CRM reporting unit recorded in the first quarter of 2011 and c) non-cash write-downs of certain intangible asset balances. Management removes the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. Management believes this is a critical metric for measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition-related charges (credits) - These adjustments consist of (a) acquisition-related gains on previously held investments, (b) contingent consideration fair value adjustments, (c) due diligence, other fees and exit costs, and (d) an inventory step-up adjustment. The acquisition-related gains on previously held investments are non-recurring benefits associated with acquisitions completed in the second quarter of 2012 and the first quarter of 2011. The contingent consideration adjustments are non-cash charges representing accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior acquisitions that are not representative of on-going operations. The inventory step-up adjustment is a non-cash charge related to acquired inventory directly attributable to prior acquisitions and is not indicative of our on-going operations, or on-going cost of products sold. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to the Company's past operating performance.

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

•
Restructuring and restructuring-related costs - These adjustments represent primarily severance, costs to transfer production lines from one facility to another, and other direct costs associated with the 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program. These expenses are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Litigation-related net charges - These adjustments include certain significant product liability and other litigation-related charges and credits. These amounts are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Adjusted net income, adjusted net income per share and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our growth strategy, including our priority growth initiatives; our business strategy; acquisitions or the integration of acquired businesses and technologies; finalizing the separation of our Neurovascular business; the timing and impact of our restructuring and plant optimization initiatives, including expected costs and cost savings; use of our cash flow; investments in our business; goodwill and other intangible asset impairment analysis and charges; changes in the market and our market share; procedural volumes and pricing pressures; clinical trials, including timing and results; product development and iterations; the strength of our technologies and pipeline; product performance and our ability to gain a competitive advantage; timing of regulatory approvals; our regulatory and quality compliance; expected research and development efforts and the allocation of research and development expenditures; product launches, including their timing and acceptance; competitive product launches; our sales and marketing strategy; our emerging markets strategy and investments, including India and China; reimbursement practices; the effect of new accounting pronouncements on our financial results; the outcome of matters before taxing authorities, including timing; our tax position and income tax reserves; the outcome and impact of intellectual property, qui tam actions, governmental proceedings and litigation matters; adequacy of our reserves; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our term loan and revolving credit facility. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.

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

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors' CRM products and technologies, including our INGENIO™ family of pacemaker systems, our next-generation INCEPTA™, ENERGEN™ and PUNCTUA™ defibrillators, and our LATITUDE® Patient Management System;

•	The results of CRM clinical trials and market studies undertaken by us, our competitors or other third parties;

•	Our ability to successfully launch next-generation products and technology features in line with our commercialization strategies, including our INGENIO™ pacemaker system;

•	Our ability to grow sales of both new and replacement implant units;

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

•	Our ability to timely and successfully launch next-generation products and technology features in line with our commercialization strategies, and the impact of our competitive launches;

•	The results of coronary stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions;

•
Our share of the U.S. and worldwide drug-eluting stent markets, procedural volumes, the average number of stents used per procedure, average selling prices, and the penetration rate of drug-eluting stent technology in the U.S. and international markets;

•	The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems, including our PROMUS® Element™ stent systems;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance; and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.

Other Businesses

•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to timely and successfully launch next-generation products and technology features in line with our commercialization strategies, and the impact of competitive launches;

•	The results of clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies; and

•	Our ability to attract and retain key members of our sales force and other key personnel.

Litigation and Regulatory Compliance

•	Risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

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

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•	Our ability to develop and launch next-generation products and technologies successfully across all of our businesses;

•	Our ability to avoid disruption in the supply of certain components, materials or products, or to quickly secure additional or replacement components, materials or products on a timely basis;

•	Our ability to fund with cash or common stock any acquisitions or alliances, or to fund contingent payments associated with these acquisitions or alliances;

•	Our ability to achieve benefits from our focus on internal research and development and external alliances and acquisitions as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives, as well as competitive interest in the same or similar technologies;

•	Our ability to integrate and realize anticipated benefits of the strategic acquisitions we have consummated or may consummate in the future;

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

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to resolve open tax matters favorably and realize substantially all of our deferred tax assets and the impact of changes in tax laws;

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations; and

•	The impact of the European sovereign debt crisis on our ability to collect outstanding and future receivables and/or sell receivables under our factoring programs.

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

•
Risks associated with significant changes made or to be made to our organizational and operational structure, including as a result of the realignment of our international structure, pursuant to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, or to the membership and responsibilities of our executive committee or Board of Directors;

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.333 billion as of June 30, 2012 and $4.297 billion as of December 31, 2011. We recorded $91 million of other assets and $81 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2012, as compared to $87 million of other assets and $131 million of other liabilities as of December 31, 2011. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $259 million as of June 30, 2012 and $230 million as of December 31, 2011. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $317 million as of June 30, 2012 and by $281 million as of December 31, 2011. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative contracts outstanding as of June 30, 2012 and December 31, 2011. As of June 30, 2012, $4.254 billion of our outstanding debt obligations was at fixed interest rates, representing substantially all of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note I – Income Taxes and Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.

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
We test our April 1 goodwill balances for impairment during the second quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test in the second quarter of 2012, we concluded that the revenue growth rates projected for our Europe, Middle East and Africa (EMEA) reporting unit will be slightly lower than our previous estimates due to our performance in, and worsening of the macro-economic factors affecting, the European market. We concluded that the goodwill within the EMEA reporting unit was impaired and recorded an estimated charge of $3.602 billion ($3.579 billion after-tax) in the second quarter of 2012. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the third quarter of 2012, as we finalize the second step of the goodwill impairment test. We continue to identify three reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, our U.S. Cardiovascular reporting unit, and our U.S. Neuromodulation reporting unit, which together hold approximately $4.7 billion of allocated goodwill. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit relative to our expectations or small changes in other key assumptions may result in the recognition of future goodwill impairment charges, which could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
04/01/12 - 04/30/12	5,000,000	$6.15	5,000,000	$549,185,126
05/01/12 - 05/31/12	13,013,200	$6.23	13,013,200	$467,885,030
06/01/12 - 06/30/12				$467,885,030
Total	18,013,200	$6.21	18,013,200	$467,885,030

* In July 2011, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.0 billion of our common stock and re-approved approximately 37 million shares remaining under an existing share repurchase program. The approximate aggregate dollar value of the shares that may yet be purchased under the plans or programs, in the table above, was calculated using a stock price of $5.67 for the 37 million shares authorized under the existing repurchase program, which was the closing price of our common stock on June 30, 2012, as reported on the New York Stock Exchange.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1*	Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2011 Long-Term Incentive Plan#

10.2*	Form of Second Amendment of Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated#

10.3*	Boston Scientific Corporation Executive Retirement Plan as Amended and Restated, effective August 1, 2012#

10.4*	First Amendment to the Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, effective August 1, 2012#

10.5*	First Amendment to the Boston Scientific Corporation Severance Pay and Layoff Notification Plan as Amended and Restated, effective August 1, 2012#

10.6
Credit Agreement, dated as of April 18, 2012, by and among Boston Scientific Corporation, the several lenders parties thereto, and Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 18, 2012, File No. 1-11083)

10.7
Amendment #6 to Amended and Restated Credit and Security Agreement, Amendment #2 to Amended and Restated Receivables Sale Agreement and Restatement of Amended Fee Letter, dated as of June 29, 2012, by and among Boston Scientific Funding LLC; Boston Scientific Corporation; Old Line Funding, LLC; Royal Bank of Canada; Liberty Street Funding LLC; and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 29, 2012, File No. 1-11083)

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2012.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer