Form 10-Q
period 2012-09-30
BOSTON SCIENTIFIC CORP
filed 2012-11-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2012
Common Stock, $.01 par value	1,372,983,740

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2012	2011	2012	2011

Net sales	$1,735	$1,874	$5,428	$5,774
Cost of products sold	558	680	1,767	1,999
Gross profit	1,177	1,194	3,661	3,775

Operating expenses:
Selling, general and administrative expenses	589	629	1,895	1,866
Research and development expenses	220	229	648	665
Royalty expense	29	36	125	140
Amortization expense	99	97	294	325
Goodwill impairment charges	748		4,350	697
Intangible asset impairment charges	13	9	142	21
Contingent consideration expense (benefit)	(20)	6	(9)	18
Restructuring charges	54	22	93	77
Litigation-related net charges	50		119
Gain on divestiture	(11)	(8)	(11)	(768)
	1,771	1,020	7,646	3,041
Operating (loss) income	(594)	174	(3,985)	734

Other (expense) income:
Interest expense	(65)	(62)	(197)	(210)
Other, net	(4)	(1)	23	18
(Loss) income before income taxes	(663)	111	(4,159)	542
Income tax (benefit) expense	1	(31)	(30)	208
Net (loss) income	$(664)	$142	$(4,129)	$334

Net (loss) income per common share — basic	$(0.48)	$0.09	$(2.91)	$0.22
Net (loss) income per common share — assuming dilution	$(0.48)	$0.09	$(2.91)	$0.22

Weighted-average shares outstanding
Basic	1,392.5	1,514.4	1,420.3	1,523.1
Assuming dilution	1,392.5	1,524.0	1,420.3	1,532.0

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Net (loss) income	$(664)	$142	$(4,129)	$334
Other comprehensive (loss) income:
Foreign currency translation adjustment	2	(44)	9	2
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(27)	35	17	(5)
Total other comprehensive (loss) income	(25)	(9)	26	(3)
Total comprehensive (loss) income	$(689)	$133	$(4,103)	$331

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
in millions, except share and per share data	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$352	$267
Trade accounts receivable, net	1,197	1,246
Inventories	911	931
Deferred income taxes	483	458
Prepaid expenses and other current assets	230	203
Total current assets	3,173	3,105
Property, plant and equipment, net	1,624	1,670
Goodwill	5,724	9,761
Other intangible assets, net	6,154	6,473
Other long-term assets	223	281
	$16,898	$21,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$3	$4
Accounts payable	228	203
Accrued expenses	1,325	1,327
Other current liabilities	259	273
Total current liabilities	1,815	1,807
Long-term debt	4,252	4,257
Deferred income taxes	1,705	1,865
Other long-term liabilities	2,298	2,008

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,541,569,188 shares as of September 30, 2012 and 1,531,006,390 shares as of December 31, 2011	15	15
Treasury stock, at cost - 168,697,617 shares as of September 30, 2012 and 81,950,716 shares as of December 31, 2011	(992)	(492)
Additional paid-in capital	16,427	16,349
Accumulated deficit	(8,510)	(4,381)
Accumulated other comprehensive loss, net of tax	(112)	(138)
Total stockholders’ equity	6,828	11,353
	$16,898	$21,290

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
in millions	2012	2011

Cash provided by operating activities	$891	$659

Investing activities:
Purchases of property, plant and equipment, net of proceeds	(164)	(221)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable		2
Payments for acquisitions of businesses, net of cash acquired	(134)	(370)
Payments for investments in companies and acquisitions of certain technologies	(18)	(10)
Proceeds from business divestitures, net of costs	10	1,426

Cash (used for) provided by investing activities	(306)	827

Financing activities:
Payments on long-term borrowings	(9)	(1,250)
Proceeds from borrowings on credit facilities, net of debt issuance costs	251	425
Payment of contingent consideration	(4)
Payments on borrowings from credit facilities	(260)	(425)
Payments for acquisitions of treasury stock	(500)	(192)
Proceeds from issuances of shares of common stock	20	22

Cash used for financing activities	(502)	(1,420)

Effect of foreign exchange rates on cash	2	(3)

Net increase in cash and cash equivalents	85	63
Cash and cash equivalents at beginning of period	267	213
Cash and cash equivalents at end of period	$352	$276

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$85	$96

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2011 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note L – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine month periods ended September 30, 2012. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies and Note N - Subsequent Events for more information.

NOTE B – ACQUISITIONS
Over the past two years, we have completed several acquisitions as part of our priority growth initiatives, including in the areas of cardiac rhythm management, structural heart therapy, deep brain stimulation, peripheral vascular disease, endoscopic pulmonary intervention, and atrial fibrillation. Our unaudited condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and were not material for the three and nine months ended September 30, 2012 and 2011.
2012 Acquisitions
Cameron Health, Inc.
On June 8, 2012, we completed the acquisition of the remaining equity of Cameron Health, Inc. (Cameron). Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® system. The S-ICD® system has received CE Mark approval and is currently sold in Europe, Middle East, and Africa (EMEA). In addition, in late September 2012, we received U.S. Food and Drug Administration (FDA) approval for the S-ICD® system, and commenced a limited commercial launch of this system in the United States during the fourth quarter of 2012. We accounted for this acquisition as a business combination and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date.
Purchase Price Allocation
The components of the Cameron purchase price as of the acquisition date were as follows (in millions):

Cash, net of cash acquired	$134
Fair value of contingent consideration	259
Fair value of prior interests	79
Fair value of debt assumed	9
$481

Prior to the acquisition, we had an equity interest in Cameron and held $40 million of notes receivable. We re-measured our previously held investments to their estimated acquisition-date fair value of $79 million and recorded a gain of $39 million in other, net in the accompanying condensed consolidated statements of operations during the second quarter of 2012. We measured the fair values of the previously held investments based on the liquidation preferences and priority of the equity interests and debt, including accrued interest. In addition, we prepaid the assumed debt obligation of Cameron for approximately $9 million during the second quarter of 2012.

Total consideration includes an initial $150 million cash payment at closing of the transaction, with a potential payment of $150 million upon FDA approval of the S-ICD® system and up to an additional $1.05 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. Due to our receipt of FDA approval of Cameron's S-ICD® system, we expect to make the related $150 million milestone payment to the former shareholders of Cameron during the fourth quarter of 2012.
The following summarizes the purchase price allocation (in millions):

Goodwill	$314
Amortizable intangible assets	42
Indefinite-lived intangible assets	48
Other net assets	3
Deferred income taxes	74
$481

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$40	11	14.0%
Customer relationships	2	5	14.0%
Indefinite-lived intangible assets:
Purchased research and development	48		14.0%
	$90

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

Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2011 Annual Report filed on Form 10-K. Upon completion of the associated research and development efforts, we determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon receiving FDA approval for Cameron's S-ICD® system in September 2012, we reclassified approximately $47 million of in-process research and development (IPR&D) to technology-related amortizable intangible assets. The total estimated costs to complete the remaining IPR&D program associated with Cameron are immaterial.
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

U.S.	$184
EMEA	97
Inter-Continental	27
Japan	6
$314
2011 Acquisitions
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. (Sadra). Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market, and TAVR is one of the fastest growing medical device markets. We are integrating the operations of the Sadra business into our Interventional Cardiology business. Total consideration includes a net cash payment of $193 million at closing to acquire the remaining 86 percent of Sadra and potential payments up to $193 million through 2016 that are contingent upon the achievement of certain regulatory- and revenue-based milestones. During the second quarter of 2012, we recorded an impairment charge of $129 million ($110 million after-tax) to write-down the balance of intangible assets to their fair value related to our in-process research and development project associated with Sadra. Refer to Note D - Goodwill and Other Intangible Assets for further details regarding this charge.
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. (Intelect). Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Through our acquisition of Intelect, we are developing advanced visualization and programming technology for deep-brain stimulation (DBS). We have integrated the operations of the Intelect business into our Neuromodulation business. The acquisition was intended to leverage the core architecture of our Vercise™ DBS platform and advance our technology in the field of deep-brain stimulation. We paid $60 million at the closing of the transaction to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
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

Atritech, Inc.
On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. (Atritech). Atritech has developed a device designed to close the left atrial appendage of the heart. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke, and is approved for use in CE Mark countries. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We are integrating the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device. Total consideration includes a net cash payment of $98 million at closing of the transaction and potential payments up to $275 million through 2015 that are contingent upon achievement of certain regulatory-based milestones and revenue.
Purchase Price Allocation
The components of the aggregate purchase price as of the acquisition date for acquisitions closed in the first nine months of 2011 are as follows (in millions):

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

Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2011 Annual Report filed on Form 10-K, and amortization of the purchased research and development begins upon completion of the related projects. We estimate that the total cost to complete the IPR&D programs acquired in 2011 is approximately $250 million to $300 million, as of September 30, 2012, and we expect material net cash inflows from the products in development to commence in 2014-2018. See Note D - Goodwill and Other Intangible Assets, which contains additional details related to our asset impairment charges related to IPR&D projects.

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

We recorded net benefits related to the changes in fair value of our contingent consideration liabilities of $20 million and $9 million in the third quarter and first nine months of 2012, respectively, and net expenses of $6 million and $18 million during the third quarter and first nine months of 2011, respectively. We did not make any payments in the third quarter of 2012 and made payments of $4 million during the first nine months of 2012. For the third quarter and first nine months of 2011 we did not make any payments related to prior-period acquisitions. As of September 30, 2012, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay is approximately $1.927 billion.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2011	$(358)
Amounts recorded related to new acquisitions	(259)
Net fair value adjustments	9
Payments made	4
Balance as of September 30, 2012	$(604)

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

Contingent Consideration Liability	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$305 million	Probability Weighted Discounted Cash Flow	Discount Rate	0% - 2.4%
			Probability of Payment	13% - 100%
			Projected Year of Payment	2012 - 2017
Revenue-based Payments	$185 million	Discounted Cash Flow	Discount Rate	12% - 18%
			Probability of Payment	65% - 100%
			Projected Year of Payment	2012 - 2018
	$114 million	Monte Carlo	Revenue Volatility	15%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2013-2018

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

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. During the third quarter of 2012, we received an additional $10 million of consideration, which we recorded as a gain in our accompanying unaudited condensed consolidated statements of operations. We will receive an additional $40 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction.

Revenue generated by the Neurovascular business was $32 million in the third quarter of 2012, $91 million in the first nine months of 2012, $34 million in the third quarter of 2011, and $111 million in the first nine months of 2011. We continue to generate net sales pursuant to our supply and distribution agreements with Stryker; however, these net sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of September 30, 2012 and December 31, 2011 is as follows:

	As of
	September 30, 2012		December 31, 2011
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology - core	$6,745	$(1,906)	$6,786	$(1,722)
Technology - developed	1,126	(1,019)	1,037	(1,012)
Patents	561	(348)	539	(331)
Other intangible assets	808	(415)	808	(376)
	$9,240	$(3,688)	$9,170	$(3,441)
Unamortizable intangible assets
Goodwill	$15,201	$(9,477)	$14,888	$(5,127)
Technology - core	242		242
	$15,443	$(9,477)	$15,130	$(5,127)

In addition, we had $360 million and $502 million of purchased research and development intangible assets as of September 30, 2012 and December 31, 2011, respectively.
The following is a rollforward of our goodwill balance by reportable segment:

(in millions)	United States	EMEA	Japan	Inter-Continental	Total
Balance as of December 31, 2011	$4,667	$4,004	$554	$536	$9,761
Purchase price adjustments	(1)	(2)	(1)	3	(1)
Goodwill acquired	184	97	6	27	314
Goodwill written off	(748)	(3,602)			(4,350)
Balance as of September 30, 2012	$4,102	$497	$559	$566	$5,724

The 2012 purchase price adjustments relate primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.
Goodwill Impairment Charges
2012 Charges
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our EMEA reporting unit was impaired and recorded a $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. We finalized the second step of the EMEA goodwill impairment test during the third quarter of 2012, in accordance with ASC Topic 350, Intangibles -Goodwill and Other, and there were no adjustments to the charge upon finalization.

In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) estimated charge associated with our U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by the reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. We would recognize any necessary adjustment to this estimate in the fourth quarter of 2012, as we finalize the second step of the goodwill impairment test, in accordance with ASC Topic 350. As previously disclosed in our 2011 Annual Report filed on Form 10-K, our EMEA, U.S. Cardiovascular, U.S. Neuromodulation, and U.S. CRM reporting units had material amounts of goodwill that were at higher risk of potential failure of the first step of the impairment test.
In our goodwill impairment tests we used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of our EMEA and U.S. CRM reporting units, as described in our accounting policies in our 2011 Annual Report filed on Form 10-K. We updated all aspects of the DCF models associated with the EMEA and U.S. CRM businesses, including the amount and timing of future expected cash flows, terminal value growth rates and the appropriate market-participant risk-adjusted weighted average costs of capital (WACC) to apply.
EMEA
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
The aggregate amount of goodwill that remains associated with our EMEA reporting unit is $497 million as of September 30, 2012. In addition, the remaining book value of our other EMEA intangible assets allocated to our EMEA reporting unit is approximately $1.498 billion as of September 30, 2012. In accordance with ASC Topic 350, we tested our EMEA amortizable intangible assets as of April 1, 2012 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. We also tested our indefinite-lived intangible assets associated with EMEA as of April 1, 2012 and recorded an impairment charge related to the in-process research and development associated with our acquisition of Sadra Medical, Inc. See Intangible Asset Impairment Charges below for a further discussion of this impairment.
U.S. CRM
The reduction of the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors during the third quarter of 2012 warranted an interim goodwill impairment test for our U.S. CRM reporting unit. The declines expected in the U.S. CRM market did not impact our assumptions related to other reporting units. The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect recent changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. The increased pricing pressure and lower unit volumes are primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and have been more impactful to the U.S. CRM business than previously estimated. In addition, we recently aligned certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points. We continue to analyze business trends using all available information and our U.S. CRM goodwill remains sensitive to changes in expectations of future growth of this market and our performance.

Based on the remaining book value of our U.S. CRM reporting unit following the estimated goodwill impairment charge recorded during the third quarter of 2012, the carrying value of our U.S. CRM reporting unit continues to exceed its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of the amortizable intangible assets allocated to the U.S. CRM reporting unit was approximately $3.347 billion as of September 30, 2012. In accordance with ASC Topic 350, we tested the amortizable intangible assets as of September 30, 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.684 billion globally) are sensitive to future cash flow assumptions and CRM business performance. The $4.684 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
We continue to identify three reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $216 million of remaining allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.352 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.266 billion of allocated goodwill, each as of September 30, 2012. As of September 30, 2012, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) was approximately 10 to 13 percent. During the third quarter of 2012, the level of excess fair value over carrying value of our U.S. Cardiovascular reporting unit declined as a result of our performance, declines in our market share due to competitive launches, and continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes.
On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions, including increases to the carrying values, may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, a 100 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation reporting unit. A 200 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Cardiovascular reporting unit. Increases in the WACC applied of 50 and 130 basis points would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation and U.S. Cardiovascular reporting units, respectively. Given that the carrying value of the U.S. CRM reporting unit continues to exceed its fair value, any negative changes in the key variables or values associated with this reporting unit would likely require that we perform the second step of the goodwill impairment test in a future reporting period. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.
Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets include, but are not limited to:

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

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

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
The following is a rollforward of accumulated goodwill write-offs by reportable segment:

	United			Inter-
(in millions)	States	EMEA	Japan	Continental	Total
Accumulated write-offs as of December 31, 2011	$(5,127)				$(5,127)
Goodwill written off	(748)	$(3,602)			(4,350)
Accumulated write-offs as of September 30, 2012	$(5,875)	$(3,602)			$(9,477)
Intangible Asset Impairment Charges
On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the recoverability of our amortizable intangible assets.
2012 Charges
During the third quarter of 2012, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets. Based on the results of our annual test, we recorded total impairment charges of $13 million ($10 million after-tax) to write-down the balances of certain in-process projects to their fair value. These charges were primarily due to increased expectations in the cost to bring an in-process project to market in a certain geographic region and lower future revenue expectations associated with an in-process project.

In-process research and development fair value is measured using projected revenues, projected expenses, discount rates, and probability of expected launch. The nonrecurring Level 3 fair value measurements of the impairment analysis performed in the third quarter of 2012 included the following significant unobservable inputs:

Intangible Asset	Fair Value as of September 30, 2012	Valuation Technique	Unobservable Input	Range
In-Process R&D	$26 million	Income Approach - Excess Earnings Method	Discount Rate	20-25%

During the third quarter of 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit, we performed an impairment analysis of the amortizable intangible assets allocated to our U.S. CRM reporting unit as of September 30, 2012 on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.684 billion globally) are sensitive to future cash flow assumptions and CRM business performance. The $4.684 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets.

During the second quarter of 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with our acquisition of Sadra Medical, Inc. Based on our impairment analysis, we revised our expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market. As a result of these changes, we recorded an impairment charge of $129 million ($110 million after-tax) to write-down the balance of these intangible assets to their fair value during the second quarter of 2012.

The nonrecurring Level 3 fair value measurements of the impairment analysis performed in the second quarter of 2012 included the following significant unobservable inputs:

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

NOTE E – FAIR VALUE MEASUREMENTS
Derivative Instruments and Hedging Activities
We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in foreign currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (Topic 815). In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815.

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of September 30, 2012 and December 31, 2011 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.293 billion as of September 30, 2012 and $2.088 billion as of December 31, 2011.
We recognized net losses of $3 million in earnings on our cash flow hedges during the third quarter of 2012 and $29 million during the first nine months of 2012, as compared to net losses of $28 million during the third quarter of 2011 and $74 million during the first nine months of 2011. All currency cash flow hedges outstanding as of September 30, 2012 mature within 36 months. As of September 30, 2012, $34 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $52 million as of December 31, 2011. As of September 30, 2012, $31 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.808 billion as of September 30, 2012 and $2.209 billion as of December 31, 2011.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative contracts outstanding as of September 30, 2012 or December 31, 2011.

In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $66 million as of September 30, 2012 and $73 million as of December 31, 2011, and unamortized losses of $3 million as of September 30, 2012 and $4 million as of December 31, 2011, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $6 million as of September 30, 2012 and $7 million as of December 31, 2011. We recorded $3 million during the third quarter of 2012 and $8 million during the first nine months of 2012 as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of September 30, 2012, $10 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the third quarter and first nine months of 2012 and 2011 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Loss Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended September 30, 2012
Currency hedge contracts	$(44)	$(3)	Cost of products sold
	$(44)	$(3)
Three Months Ended September 30, 2011
Currency hedge contracts	$29	$(28)	Cost of products sold
	$29	$(28)
Nine Months Ended September 30, 2012
Currency hedge contracts	$2	$(29)	Cost of products sold
	$2	$(29)
Nine Months Ended September 30, 2011
Currency hedge contracts	$(77)	$(74)	Cost of products sold
	$(77)	$(74)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Derivatives Not Designated as Hedging Instruments	Location in Statement of Operations	Amount of Gain (Loss) Recognized in Earnings (in millions)		Amount of Gain Recognized in Earnings (in millions)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Currency hedge contracts	Other, net	$(14)	$8		$2
		$(14)	$8		$2

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gain (loss) on currency hedge contracts	$(14)	$8		$2
Gain (loss) on foreign currency transaction exposures	11	(12)	(13)	(11)
Net foreign currency gain (loss)	$(3)	$(4)	$(13)	$(9)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2012, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of September 30, 2012 and December 31, 2011:

		As of
		September 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2012	2011
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$18	$31
Currency hedge contracts	Other long-term assets	19	20
		37	51
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	14	36
Total Derivative Assets		$51	$87

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$55	$69
Currency hedge contracts	Other long-term liabilities	25	49
		80	118
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	21	13
Total Derivative Liabilities		$101	$131

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012				As of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$64			$64	$78			$78
Currency hedge contracts		$51		51		$87		87
	$64	$51		$115	$78	$87		$165
Liabilities
Currency hedge contracts		$101		$101		$131		$131
Accrued contingent consideration			$604	604			$358	358
		$101	$604	$705		$131	$358	$489

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $64 million invested in money market and government funds as of September 30, 2012, we had $147 million in short-term time deposits and $141 million in interest bearing and non-interest bearing bank accounts. In addition to $78 million invested in money market and government funds as of December 31, 2011, we had $88 million of cash invested in short-term time deposits, and $101 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2012 related solely to our contingent consideration liabilities. Refer to Note B - Acquisitions for a discussion of the fair value measurements related to our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We have certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $13 million as of September 30, 2012 and $16 million as of December 31, 2011.
During the three and nine months ended September 30, 2012, we recorded $761 million and $4.492 billion of losses, respectively, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to these charges and significant unobservable inputs.
The fair value of our outstanding debt obligations was $4.861 billion as of September 30, 2012 and $4.649 billion as of December 31, 2011, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.255 billion as of September 30, 2012 and $4.261 billion as of December 31, 2011. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2012 is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	$4,200
			$600	$1,250	$600	$1,750	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility
In April 2012, we financed a new $2.000 billion revolving credit facility which will mature in April 2017 and replaced the previous credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent (1.275 percent as of September 30, 2012), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee of between 0.125 percent and 0.275 percent (0.225 percent as of September 30, 2012) based on our corporate credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, generally irrespective of usage, under the credit agreement. There were no amounts borrowed under our revolving credit facility as of September 30, 2012 or under our previous credit facility as of December 31, 2011.
Our revolving credit facility agreement in place as of September 30, 2012 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.6 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of September 30, 2012, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to current or future restructuring plans. As of September 30, 2012, we had $410 million of the restructuring charge exclusion remaining. Any non-cash charges, as defined by the agreement, are excluded from the calculation of consolidated EBITDA. In addition, any cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of September 30, 2012, we had $2.279 billion of the combined legal and debt exclusion remaining. As of and through September 30, 2012, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.200 billion as of September 30, 2012 and December 31, 2011.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Effective June 29, 2012, we extended the maturity of this facility to June 2013, subject to further extension. There were no amounts borrowed under this facility as of September 30, 2012 or December 31, 2011.

In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing (Topic 860). These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 230 million Euro (approximately $298 million as of September 30, 2012). We have no significant retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $201 million of receivables as of September 30, 2012 at an average interest rate of 2.5 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. The European sovereign debt crisis has impacted our ability to sell accounts receivable under our factoring programs within southern Europe. Certain of our factoring agents have suspended their factoring programs to reduce their exposure levels to government owned or supported debt. The European economic environment may further impact our future ability to transfer receivables, and may negatively impact the costs or credit limits of our existing factoring programs, which may negatively impact our cash flow and results of operations. Within Italy, Spain, Greece and Portugal the number of days our receivables are outstanding is greater than our historical levels in those countries. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Greece and Portugal accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring arrangements to mitigate our risk of further reductions in cash flow in this region. During the second and third quarters of 2012, we received cash payments of $60 million and $28 million, respectively, related to a government-funded settlement of outstanding receivables in Spain. In addition, during 2011, the Greek government converted a significant portion of our outstanding receivables into bonds, which we monetized during the first half of 2011. These developments have reduced our credit exposure in these countries.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for accounts receivable discounting and factoring of up to 21.000 billion Japanese yen (translated to approximately $270 million as of September 30, 2012). Under these facilities, we de-recognized $191 million of Japanese trade receivables as of September 30, 2012 at an average interest rate of 1.6 percent and $188 million of Japanese trade receivables as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

NOTE G – RESTRUCTURING-RELATED ACTIVITIES
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete. We continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that we believe are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below.
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
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we had made payments of $72 million as of September 30, 2012. As of September 30, 2012, we had recorded related costs of $133 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we had made payments of $144 million as of September 30, 2012. As of September 30, 2012, we had recorded related costs of $160 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we had made payments of $99 million as of September 30, 2012. As of September 30, 2012, we had recorded related costs of $131 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.
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
In the aggregate, we recorded restructuring charges pursuant to our restructuring plans of $54 million in the third quarter of 2012, $22 million in the third quarter of 2011, $93 million in the first nine months of 2012, and $77 million in the first nine months of 2011. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $4 million in the third quarter of 2012, $7 million in the third quarter of 2011, $15 million in the first nine months of 2012, and $32 million in the first nine months of 2011.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended September 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$44				$10	$54
Restructuring-related expenses:
Cost of products sold			$1			1
Selling, general and administrative expenses					3	3
			1		3	4
	$44		$1		$13	$58

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$43				$13	$56
2010 Restructuring plan	2					2
Plant Network Optimization program	(1)		$1
	$44		$1		$13	$58

Three Months Ended September 30, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$12				$10	$22
Restructuring-related expenses:
Cost of products sold		$2	$5			7
Selling, general and administrative expenses
		2	5			7
	$12	$2	$5		$10	$29

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$9				$6	$15
2010 Restructuring plan	1				4	5
Plant Network Optimization program	2	$2	$5			9
	$12	$2	$5		$10	$29

Nine Months Ended September 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$64				$29	$93
Restructuring-related expenses:
Cost of products sold			$7			7
Selling, general and administrative expenses					8	8
			7		8	15
	$64		$7		$37	$108

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$65				$34	$99
2010 Restructuring plan					3	3
Plant Network Optimization program	(1)		$7			6
	$64		$7		$37	$108

Nine Months Ended September 30, 2011

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$49				$28	$77
Restructuring-related expenses:
Cost of products sold		$8	$20			28
Selling, general and administrative expenses					4	4
		8	20		4	32
	$49	$8	$20		$32	$109

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$9				$6	$15
2010 Restructuring plan	32	$1			26	59
Plant Network Optimization program	8	7	$20			35
	$49	$8	$20		$32	$109

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
As of September 30, 2012, we had incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $313 million and restructuring-related costs of $111 million since we committed to each plan.

The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization Program	Total
Termination benefits	$86	$90	$36	$212
Fixed asset write-offs		11		11
Other	39	51		90
Total restructuring charges	125	152	36	313
Accelerated depreciation			22	22
Transfer costs			73	73
Other	8	8		16
Restructuring-related expenses	8	8	95	111
	$133	$160	$131	$424

We made cash payments of $24 million in the third quarter of 2012 and $89 million in the first nine months of 2012 associated with restructuring initiatives pursuant to these plans, and as of September 30, 2012, we had made total cash payments of $315 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and is comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization Program	Total
Three Months Ended September 30, 2012
Termination benefits	$8	$1	$4	$13
Transfer costs			1	1
Other	10			10
	$18	$1	$5	$24

Nine Months Ended September 30, 2012
Termination benefits	$24	$4	$21	$49
Transfer costs			7	7
Other	33			33
	$57	$4	$28	$89

Program to Date
Termination benefits	$27	$88	$26	$141
Transfer costs			73	73
Other	45	56		101
	$72	$144	$99	$315
We did not make any payments during the third quarter of 2012 and made payments of $4 million during the first nine months of 2012 associated with our 2007 Restructuring plan. As of September 30, 2012, we had made total cash payments of $378 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.

The following is a rollforward of the restructuring liability associated with our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

							Plant
							Network
	2011 Restructuring plan			2010 Restructuring plan			Optimization Program
(in millions)	Termination Benefits	Other	Subtotal	Termination Benefits	Other	Subtotal	Termination Benefits	Total
Accrued as of December 31, 2009							$22	$22
Charges				$66	$28	$94	4	98
Cash payments				(45)	(20)	(65)		(65)
Accrued as of December 31, 2010				21	8	29	26	55
Charges	$21	$13	$34	24	24	48	10	92
Cash payments	(3)	(10)	(13)	(39)	(32)	(71)	(3)	(87)
Accrued as of December 31, 2011	18	3	21	6		6	33	60
Charges (credits)	65	34	99		3	3	(1)	101
Cash payments	(24)	(33)	(57)	(4)		(4)	(21)	(82)
Accrued as of September 30, 2012	$59	$4	$63	$2	$3	$5	$11	$79
The remaining restructuring liability associated with our 2007 Restructuring plan was $2 million as of September 30, 2012 and $6 million as of December 31, 2011.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	September 30, 2012	December 31, 2011
Accounts receivable	$1,316	$1,362
Less: allowance for doubtful accounts	(82)	(81)
Less: allowance for sales returns	(37)	(35)
	$1,197	$1,246
The following is a rollforward of our allowance for doubtful accounts for the third quarter and first nine months of 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Beginning balance	$83	$67	$81	$83
Charges to expenses	1	12	7	1
Utilization of allowances	(2)	(4)	(6)	(9)
Ending balance	$82	$75	$82	$75

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
Inventories

	As of
(in millions)	September 30, 2012	December 31, 2011
Finished goods	$617	$637
Work-in-process	79	71
Raw materials	215	223
	$911	$931
Property, plant and equipment, net

	As of
(in millions)	September 30, 2012	December 31, 2011
Land	$111	$111
Buildings and improvements	936	923
Equipment, furniture and fixtures	1,943	1,919
Capital in progress	203	230
	3,193	3,183
Less: accumulated depreciation	1,569	1,513
	$1,624	$1,670
Depreciation expense was $70 million for the third quarter of 2012, $75 million for the third quarter of 2011, $205 million for the first nine months of 2012, and $215 million for the first nine months of 2011.
Accrued expenses

	As of
(in millions)	September 30, 2012	December 31, 2011
Payroll and related liabilities	$422	$466
Accrued contingent consideration	198	37
Legal reserves	94	129
Other	611	695
	$1,325	$1,327
Other long-term liabilities

	As of
(in millions)	September 30, 2012	December 31, 2011
Accrued income taxes	$1,162	$1,095
Accrued contingent consideration	406	321
Legal reserves	317	170
Other long-term liabilities	413	422
	$2,298	$2,008

Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of September 30, 2012 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first nine months of 2012 and 2011 consisted of the following (in millions):

	Nine Months Ended September 30,
	2012	2011
Beginning Balance	$30	$43
Provision	6	4
Settlements/reversals	(9)	(12)
Ending Balance	$27	$35

NOTE I – INCOME TAXES
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended September 30,
	2012	2011
Reported tax rate	(0.1)%	(27.9)%
Impact of certain receipts/charges*	16.2%	48.0%
	16.1%	20.1%

	Nine Months Ended September 30,
	2012	2011
Reported tax rate	0.7%	38.4%
Impact of certain receipts/charges*	14.5%	(21.8)%
	15.2%	16.6%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the third quarter and first nine months of 2012, as compared to the same periods in 2011, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first nine months of 2012, these receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. Our reported tax rate was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from an unfavorable court ruling. In the first nine months of 2011, these receipts and charges included a gain on the divestiture of our Neurovascular business, goodwill and intangible asset impairment charges and restructuring- and acquisition-related charges and credits as well as discrete tax items related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets and changes in various state tax laws.
As of September 30, 2012, we had $990 million of gross unrecognized tax benefits, of which a net $885 million, if recognized, would affect our effective tax rate. As of December 31, 2011, we had $952 million of gross unrecognized tax benefits, of which a net $847 million, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation (Guidant) for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
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
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $351 million accrued for gross interest and penalties as of September 30, 2012 and $313 million as of December 31, 2011. We recognized net tax expense related to interest and penalties of $15 million and $26 million for the third quarter and first nine months of 2012, respectively. We recognized tax benefits related to interest of $4 million and a tax expense related to interest of $12 million for the third quarter and first nine months of 2011, respectively.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $34 million.

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

Our accrual for legal matters that are probable and estimable was $411 million as of September 30, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. The increase in our legal accruals was primarily due to litigation-related charges recorded during the year. During the third quarter of 2012, we recorded a litigation-related charge of $50 million; in addition, during the second quarter of 2012, we recorded net litigation-related charges of $69 million, consisting of a charge of $85 million, partially offset by credits of $16 million. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2011 Annual Report filed on Form 10-K, our Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, and specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings.

On May 25, 2010, Dr. Jang filed suit against Boston Scientific Scimed, Inc. and us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California and was ultimately transferred to U.S. District Court for the District of Delaware. In October 2011, the District Court entered judgment in favor of us on the pleadings. On July 31, 2012, the District Court denied Dr. Jang's October 2011 motion for reconsideration or, in the alternative, permission to amend his complaint. Dr. Jang filed an appeal on August 28, 2012.

Product Liability Litigation

Fewer than ten individual lawsuits remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. In November 2005, the Judicial Panel on Multi-District Litigation (MDL) established MDL-1708 in the U.S. District Court for the District of Minnesota. In 2007, we reached an agreement to settle up to 8,550 patient claims, including almost all of the claims that had been consolidated in MDL-1708 as well as other filed and unfiled claims throughout the United States, including those associated with the 2005 and 2006 product communications for a total of up to $240 million. At the conclusion of the MDL-1708 settlement in 2010, 8,180 claims had been approved for participation and we made settlement payments of approximately $234 million in total with no further payments due under the settlement agreement. The remaining cases under MDL-1708 were remanded to their trial courts of origin. On July 30, 2012, the District Court issued an order closing MDL-1708.

As of November 6, 2012, there were over 2,500 product liability cases or claims asserted against us in various federal and state courts across the country alleging personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse.  Generally, the plaintiffs allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. In addition, in October 2012 we were contacted by the Attorney General for the State of California informing us that their office and certain other state attorneys general offices intend to initiate a civil investigation into our sale of transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2011, the District Court issued an order granting our motion to dismiss and, in March 2012, issued its opinion ordering that all claims against us be dismissed. The federal and state law False Claims Act claims that allege fraudulent inducement and the state law False Claims Act claims that allege off-label promotion were dismissed with prejudice against all defendants. The federal and state anti-kickback statute claims were also dismissed against all defendants but without prejudice. The federal False Claims Act off-label promotion claims were dismissed without prejudice but only against certain defendants, including us. On April 6, 2012, the relator filed a motion for reconsideration of the dismissals of the fraudulent inducement-based, state and federal law False Claims Act claims against all defendants, and on August 24, 2012, the District Court denied the motion for reconsideration. On September 14, 2012, the relator filed and served an amended complaint restating the claims that the District Court dismissed without prejudice, and on October 22, 2012, we filed a motion to dismiss the amended complaint.

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. A hearing on the pending motion to dismiss was held on October 26, 2012.

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

On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corp. in the U.S. District Court for the District of New Jersey on March 2, 2011. On August 8, 2012, we learned that the federal government had previously declined to intervene in this matter. The relators' complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corp. violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events, and off-label promotions. On September 10, 2012, the relators filed an amended complaint revising and restating certain of the claims in the original complaint, and on October 24, 2012, we filed a motion to dismiss the amended complaint.

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

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. A trial is scheduled to begin in the U.S. District Court for the Southern District of Indiana on January 7, 2013.

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

On August 19, 2010, the Iron Workers District Council Southern Ohio and Vicinity Pension Trust filed a putative shareholder derivative class action lawsuit against us and our Board of Directors in the U.S. District Court for the District of Delaware. The allegations and remedies sought in the complaint were largely the same as those in the original complaint filed by the City of Roseville Employees' Retirement System on April 9, 2010 and discussed below. In October 2011, the District Court granted our motion to dismiss this action without prejudice to refile an amended complaint and the plaintiffs filed a motion to stay the proceedings to allow them to make discovery demands before filing an amended complaint. On June 14, 2012, the District Court dismissed this case with prejudice.

Guidant or its affiliates were defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs alleged various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid in connection with the devices that were the subject of Guidant's product communications. One of the TPP actions was remanded by the Multi-District Litigation judge to the U.S. District Court for the Southern District of Florida and has since been resolved and dismissed with prejudice. Two other TPP actions brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates were settled and dismissed with prejudice in June 2010. In 2011, we reached an agreement in principle to settle the other two TPP matters for approximately $3 million in the aggregate and in July 2012, we finalized the settlement.

On October 24, 2008, we received a letter from the DOJ informing us of an investigation related to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. In 2009, the U.S. District Court for the Southern District of Texas partially unsealed a qui tam complaint which was the basis for the DOJ investigation. In August 2009, the federal government declined to intervene in this matter at that time. After the District Court dismissed the first amended complaint, the relator filed a second amended complaint in April 2011 in which the relator dropped all of the False Claims Act allegations, but continued to claim that the relator was discharged from Guidant in retaliation for complaining about the alleged false claims. On July 26, 2012, the relator filed a stipulation to voluntarily dismiss the second amended complaint, and on August 7, 2012, the District Court dismissed the second amended complaint.

On April 9, 2010, the City of Roseville Employees' Retirement System, individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported securities class action suit against us and certain of our current and former officers in the U.S. District Court for the District of Massachusetts. The suit alleged certain violations of the Securities Exchange Act of 1934, as amended, claiming that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business, and sought unspecified monetary damages. In July 2010, the District Court appointed KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs for the case. In September 2010, the plaintiffs filed an amended class action complaint narrowing the alleged class period from October 20, 2009 to February 10, 2010. In September 2011, the District Court granted our motion to dismiss the action, and on July 12, 2012, the U.S. Court of Appeals for the First Circuit issued its decision affirming the dismissal.

On May 27, 2011, Body Science LLC filed suit against us in the U.S. District Court for the Northern District of Illinois, alleging that our Latitude® Patient Management System and Latitude® Blood Pressure Monitor infringed two U.S. patents (the Besson patents) owned by them. In July 2011, Body Science amended its complaint to add several cardiac resynchronization therapy defibrillator and implantable cardioverter defibrillator devices that are compatible with the Latitude® Patient Management System. On August 6, 2012, the United States Judicial Panel on Multi-District Litigation transferred the case to the U.S. District Court for the District of Massachusetts. On September 26, 2012, the parties settled this matter for an amount not significant to Boston Scientific.

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012		2011	2012		2011
Weighted average shares outstanding - basic	1,392.5		1,514.4	1,420.3		1,523.1
Net effect of common stock equivalents		*	9.6		*	8.9
Weighted average shares outstanding - assuming dilution	1,392.5		1,524.0	1,420.3		1,532.0
* We generated net losses in the third quarter and first nine months of 2012. Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 6.8 million for the third quarter of 2012 and 7.2 million for the first nine months of 2012 due to our net loss position in these periods.
Weighted average shares outstanding, assuming dilution, excludes the impact of 62 million stock options for the third quarter of 2012, 65 million for the third quarter of 2011, 61 million for the first nine months of 2012, and 63 million for the first nine months of 2011, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately three million shares of our common stock in the third quarter of 2012 and approximately 11 million shares in the first nine months of 2012, approximately two million shares in the third quarter of 2011 and approximately 10 million shares in the first nine months of 2011, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We repurchased approximately 46 million shares of our common stock during the third quarter of 2012 for approximately $250 million, and approximately 87 million shares during the first nine months of 2012 for approximately $500 million, pursuant to the share repurchase program authorized in 2011, discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2011 Annual Report on Form 10-K.

NOTE L – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of September 30, 2012 and December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting. In addition, certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	*	2012	2011	*
Net sales
United States	$907	$990		$2,833	$3,054
EMEA	394	414		1,281	1,324
Japan	194	203		614	630
Inter-Continental	211	189		610	551
Net sales allocated to reportable segments	1,706	1,796		5,338	5,559
Sales generated from divested businesses	32	34		91	111
Impact of foreign currency fluctuations	(3)	44		(1)	104
	$1,735	$1,874		$5,428	$5,774
(Loss) income before income taxes
United States	$134	$144		$441	$517
EMEA	155	168		501	557
Japan	96	82		301	281
Inter-Continental	73	69		197	197
Operating income allocated to reportable segments	458	463		1,440	1,552
Manufacturing operations	(61)	(63)		(224)	(201)
Corporate expenses and currency exchange	(53)	(90)		(197)	(206)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, and litigation related net charges	(839)	(39)		(4,710)	(86)
Amortization expense	(99)	(97)		(294)	(325)
	(594)	174		(3,985)	734
Other expense, net	(69)	(63)		(174)	(192)
	$(663)	$111		$(4,159)	$542
* We have restated prior year regional detail to conform to current year presentation.

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
ASC Update No. 2012-02
In July 2012, the FASB issued ASC Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Update No. 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. We adopted Update No. 2012-02 beginning in our third quarter ended September 30, 2012. The adoption of Update No. 2012-02 did not impact our results of operations or financial position. See Note B - Acquisitions and Note D - Goodwill and Other Intangible Assets for relevant disclosures.

NOTE N – SUBSEQUENT EVENTS

In October 2012, we completed the acquisitions of Rhythmia Medical, Inc. (Rhythmia) and Bridgepoint Medical, Inc. (Bridgepoint). Rhythmia is a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. Bridgepoint is a developer of catheter-based systems to treat coronary chronic total occlusions (CTOs). The combined consideration of these two acquisitions include up-front payments of approximately $100 million upon closing and up to an additional $265 million of contingent payments based on regulatory, commercial, and sales-based milestones through 2017. We will account for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, will record the assets acquired, liabilities assumed and estimated future consideration obligations at their respective fair values as of the acquisition dates during the fourth quarter of 2012.

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
Financial Summary
Three Months Ended September 30, 2012
Our net sales for the third quarter of 2012 were $1.735 billion, as compared to net sales of $1.874 billion for the third quarter of 2011, a decrease of $139 million, or seven percent. Excluding the impact of changes in foreign currency exchange rates, which had a $47 million negative impact on our third quarter 2012 net sales as compared to the same period in the prior year, and the change in net sales from divested businesses of $2 million, our net sales decreased $90 million, or five percent.1 Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net loss for the third quarter of 2012 was $664 million, or $0.48 per share, driven primarily by a goodwill impairment charge related to our U.S. Cardiac Rhythm Management (CRM) business unit. Refer to Quarterly Results for a discussion of this charge. Our reported results for the third quarter of 2012 included goodwill and other intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring- and litigation-related charges, discrete tax items and amortization expense totaling $885 million (after-tax), or $0.64 per share. Excluding these items, net income for the third quarter of 2012 was $221 million, or $0.16 per share.1 Our reported net income for the third quarter of 2011 was $142 million, or $0.09 per share. Our reported results for the third quarter of 2011 included intangible asset impairment charges, acquisition-related charges, divestiture-related net credits, restructuring-related charges, discrete tax items and amortization expense totaling $81 million (after-tax), or $0.06 per share. Excluding these items, net income for the third quarter of 2011 was $223 million, or $0.15 per share.1

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Three Months Ended September 30, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net loss	$(663)	$(1)	$(664)	$(0.48)
Non-GAAP adjustments:
Goodwill impairment charge	748		748	0.54	*
Intangible asset impairment charge	13	(3)	10	0.01	*
Acquisition-related credits	(20)		(20)	(0.01)	*
Divestiture-related net credits	(10)	2	(8)	(0.01)	*
Restructuring-related charges	58	(19)	39	0.03	*
Litigation-related charges	50	(18)	32	0.02	*
Discrete tax items		1	1	0.00	*
Amortization expense	99	(16)	83	0.06	*
Adjusted net income	$275	$(54)	$221	$0.16

* Assumes dilution of 6.8 million shares for the three months ended September 30, 2012 for all or a portion of these non-GAAP adjustments.

	Three Months Ended September 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$111	$31	$142	$0.09
Non-GAAP adjustments:
Intangible asset impairment charge	9	(2)	7	0.01
Acquisition-related net charges	8	(1)	7	0.01
Divestiture-related net credits	(7)	2	(5)	0.00
Restructuring-related charges	29	(10)	19	0.01
Discrete tax items		(25)	(25)	(0.02)
Amortization expense	97	(19)	78	0.05
Adjusted net income	$247	$(24)	$223	$0.15

Cash provided by operating activities was $271 million in the third quarter of 2012, as compared to $366 million in the third quarter of 2011. Our operating cash flows in the third quarter of 2012 included collections of approximately $28 million of our outstanding receivables in Spain as a result of a government-funded settlement. Our operating cash flows in the third quarter of 2011 included $82 million of proceeds related to our $850 million fixed-to-floating interest rate swaps, on certain of our public bonds, that we terminated in that quarter. Our cash generated from operations continued to be a significant source of available funds for investing in our future growth and buying back shares of our common stock pursuant to our share repurchase authorizations. We expect to continue to use our cash generated from operations to fund acquisition-related obligations throughout the remainder of 2012. During the third quarter of 2012, we used approximately $250 million of cash generated from operations to repurchase approximately 46 million shares of our common stock. As of September 30, 2012, we had total debt of $4.255 billion and working capital of $1.358 billion, including cash and cash equivalents of $352 million. Refer to Liquidity and Capital Resources for further discussion.

Nine Months Ended September 30, 2012
Our net sales for the first nine months of 2012 were $5.428 billion, as compared to net sales of $5.774 billion for the first nine months of 2011, a decrease of $346 million, or six percent. Excluding the impact of changes in foreign currency exchange rates, which had a $105 million negative impact on our net sales for the nine months ended September 30, 2012 as compared to the same period in the prior year, and the change in net sales from divested businesses of $19 million, our net sales decreased $222 million, or four percent.1 Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net loss for the first nine months of 2012 was $4.129 billion, or $2.91 per share, driven primarily by goodwill impairment charges related to our U.S. CRM and Europe, Middle East, and Africa (EMEA) business units. Refer to Quarterly Results for a discussion of these charges. Our reported results for the first nine months of 2012 include goodwill and other intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring-, and litigation-related charges, discrete tax items and amortization expense totaling $4.809 billion (after-tax), or $3.39 per share. Excluding these items, net income for the first nine months of 2012 was $680 million, or $0.48 per share.1 Our reported net income for the first nine months of 2011 was $334 million, or $0.22 per share. Our reported results for the first nine months of 2011 included a non-deductible goodwill impairment charge, intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring-related charges, discrete tax items and amortization expense totaling $488 million (after-tax), or $0.32 per share. Excluding these items, net income for the first nine months of 2011 was $822 million, or $0.54 per share.1

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Nine Months Ended September 30, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net loss	$(4,159)	$30	$(4,129)	$(2.91)
Non-GAAP adjustments:
Goodwill impairment charge	4,350	(23)	4,327	3.05	*
Intangible asset impairment charges	142	(23)	119	0.09	*
Acquisition-related net credits	(41)	11	(30)	(0.02)	*
Divestiture-related net credits	(7)	2	(5)	0.00	*
Restructuring-related charges	108	(32)	76	0.05	*
Litigation-related net charges	119	(47)	72	0.05	*
Discrete tax items		1	1	0.00	*
Amortization expense	294	(45)	249	0.17	*
Adjusted net income	$806	$(126)	$680	$0.48

* Assumes dilution of 7.2 million shares for the nine months ended September 30, 2012 for all or a portion of these non-GAAP adjustments.

	Nine Months Ended September 30, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$542	$(208)	$334	$0.22
Non-GAAP adjustments:
Goodwill impairment charge	697		697	0.45
Intangible asset impairment charge	21	(5)	16	0.01
Acquisition-related net credits	(15)	(2)	(17)	(0.01)
Divestiture-related net credits	(764)	231	(533)	(0.35)
Restructuring-related charges	109	(34)	75	0.05
Discrete tax items		(21)	(21)	(0.01)
Amortization expense	325	(54)	271	0.18
Adjusted net income	$915	$(93)	$822	$0.54

Cash provided by operating activities was $891 million in the first nine months of 2012, as compared to $659 million in the first nine months of 2011. Our 2012 operating cash flows included collections of approximately $88 million of our outstanding receivables in Spain as a result of a government-funded settlement. Our 2011 operating cash flows included approximately $300 million of litigation-related payments in the first quarter of 2011 partially offset by an $82 million benefit related to our $850 million fixed to floating interest rate swaps, on certain of our public bonds, that we terminated in the third quarter of 2011. Our cash generated from operations continued to be a significant source of available funds for investing in our future growth and buying back shares of our common stock pursuant to our share repurchase authorizations. We expect to continue to use our cash generated from operations to fund acquisition-related obligations throughout the remainder of 2012. During the first nine months of 2012, we used approximately $500 million of cash generated from operations to repurchase approximately 87 million shares of our common stock, and $134 million of cash generated from operations to purchase Cameron Health, Inc.

Business and Market Overview
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $310 million in the third quarter of 2012, as compared to $298 million in the third quarter of 2011, an increase of $12 million, or four percent. U.S. net sales of our Endoscopy products were $149 million for the third quarter of 2012, as compared to $141 million for the same period in the prior year. Our international net sales were $161 million for the third quarter of 2012, as compared to $157 million for the third quarter of 2011, and included an $8 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $20 million, or seven percent, in the third quarter of 2012, as compared to the third quarter of 2011. This performance was primarily the result of growth across several of our key product franchises, including our biopsy business; our biliary device franchise driven by continued growth in our Expect™ Endoscopic Ultrasound Aspiration Needle; our metal stent franchise driven by our industry-leading WallFlex® product family, which now includes our WallFlex® Biliary Transhepatic stent system for treatment of biliary strictures, launched in the first quarter of 2012; and our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding.
In October 2010, we completed our acquisition of Asthmatx, Inc. Through Asthmatx, we design, manufacture and market a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both Conformite Europeenne (CE) Mark and U.S. Food and Drug Administration (FDA) approval and is the first device-based asthma treatment approved by the FDA. In the third quarter of 2012, the America Medical Association (AMA) Current Procedural Terminology (CPT) editorial panel assigned category I CPT codes specifically for bronchial thermoplasty beginning January 1, 2013. The Category I CPT procedure codes are recognized by all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. We believe these codes will provide greater access to treatment for patients with poorly controlled severe asthma, help facilitate claims processing and help private payers' approve coverage for this form of treatment. We continue to focus on driving commercialization and increased awareness of the Alair® System. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $189 million in the third quarter of 2012, as compared to $182 million in the third quarter of 2011, an increase of $7 million, or four percent. Our U.S. net sales of these products were $86 million in the third quarter of 2012, as compared to $77 million in the third quarter of 2011. Our international net sales were $103 million in the third quarter of 2012, as compared to $105 million in the third quarter of 2011, and included a $6 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $13 million, or seven percent, in the third quarter of 2012, as compared to the third quarter of 2011. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise following the recent launches of our next-generation Mustang™ percutaneous transluminal angioplasty (PTA) balloon; our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures; our Charger™ PTA Balloon Catheter, launched in the U.S. in December 2011; and our Gladiator™ Balloon Dilatation Catheter. In addition, our PI stent systems continued to grow on the strength of the EPIC™ self-expanding nitinol stent system in the U.S. and certain international markets, the Carotid WALLSTENT® stent system in Japan, and the recent launch of the Innova™ self-expanding bare metal stent system in EMEA and certain other international markets.
In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which added to our PI portfolio a re-entry catheter and intraluminal chronic total occlusion (CTO) crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We commenced a limited market release of our OFFROAD™ re-entry catheter system in certain international markets, and in the first nine months of 2012, we began the launch our TRUEPATH™ intraluminal CTO device in the U.S., EMEA and other international markets. We also recently announced the U.S. and European launch of our Victory™ guidewire, which is designed to facilitate crossing of resistant lesions and the placement and exchange of balloon catheters or other interventional devices within the peripheral vasculature. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.

Neuromodulation
Our worldwide net sales of Neuromodulation products were $88 million in the third quarter of 2012, as compared to $84 million in the third quarter of 2011, an increase of $4 million, or five percent. Our U.S. net sales of Neuromodulation products were $82 million for the third quarter of 2012, as compared to $79 million in the same period in the prior year, and our international net sales of these products were $6 million in the third quarter of 2012 and $5 million in the third quarter of 2011. Changes in foreign currency exchange rates did not materially affect our Neuromodulation net sales in the third quarter of 2012, as compared to the same period in the prior year. The increase in U.S. net sales was due primarily to higher procedural volumes and positive momentum from recent product launches, including our Infinion™ lead. Within our Neuromodulation business, we market the Precision® Plus™ Spinal Cord Stimulation (SCS) system, the world's first rechargeable SCS device for chronic pain management. In the fourth quarter of 2011, we received FDA approval for and launched the Infinion™ 16 Percutaneous Lead, the world's first and only 16-contact percutaneous lead. With the addition of the Infinion™ lead to our family of Linear percutaneous leads, the Precision SCS® system offers physicians the broadest range of percutaneous lead configurations in the industry for treating chronic pain patients. We believe that we continue to have a technology advantage over our competitors with our unique Smoothwave™ technology platform and proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely.
We are looking to increase the clinical evidence supporting our spinal cord stimulation technology and are committed to studies designed to demonstrate cost effectiveness or demonstrate the value of proprietary features in our SCS system.  During the third quarter of 2012, we received CE Mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease in Europe.  The Vercise DBS System is the first and only commercially available DBS system to incorporate multiple independent current controls, which is designed to selectively stimulate targeted areas in the brain.  We expect this innovative technology, designed to provide physicians fine control of stimulation and allow them to customize the field design to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects, will allow us to expand our presence in this market.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $125 million in the third quarter of 2012, as compared to $124 million in the third quarter of 2011, an increase of approximately $1 million, or less than one percent. Our U.S. net sales were $89 million for the third quarter of 2012, as compared to $91 million in the third quarter of 2011. Our international net sales were $36 million in the third quarter of 2012, as compared to $33 million for the same period in the prior year, and included a $1 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Urology/Women's Health net sales increased $2 million, or one percent, in the third quarter of 2012, as compared to the third quarter of 2011.
Our Urology business grew approximately five percent on strong sales execution and the continued expansion of the commercial launch of ourBackStop® gels. However, our Women's Health business declined 11 percent primarily due to continued pressures on elective procedures and lower sales levels following the FDA release of a Public Health Notice update in July 2011 regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse.
Despite the current performance of the Urology/Women's Health division, we believe the business has opportunity for growth as a result of our recent product launches of Accutrac and Flexiva ™ Tractip laser fibers, which are designed to improve the scope trackability of the laser fiber during kidney stone lithrotripsy procedures. In addition, we continue to expand the commercial launch of our BackStop® gel, designed to prevent stone migration during stone management procedures.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next-generation Blazer™ Prime ablation catheter, and our Blazer™ Open-Irrigated Catheter, launched in select International countries, which represents our latest radiofrequency ablation catheter designed to treat a variety of arrhythmias. Worldwide net sales of our Electrophysiology products were $35 million in the third quarter of 2012, as compared to $36 million in the third quarter of 2011, a decrease of $1 million, or two percent. Our U.S. net sales of these products were $26 million in the third quarter of 2012 and 2011. Our international net sales of these products were $9 million in the third quarter of 2012, as compared to $10 million for the same period in the prior year. Changes in foreign currency exchange rates did not materially affect our Electrophysiology net sales in the third quarter of 2012, as compared to the same period in the prior year.

During 2012 we launched in the U.S. and our EMEA region our HeartSpan™ fixed sheath and Z Flex-270™ steerable sheath, both designed to facilitate the introduction and placement of catheters for atrial fibrillation within the heart. Additionally, on October 9, 2012, we acquired Rhythmia Medical, Inc., a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We believe that this acquisition, as well as the recent and expected product launches, will help to position us to competitively participate in the fast-growing Electrophysiology market.
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $462 million represented approximately 27 percent of our consolidated net sales for the third quarter of 2012. Our worldwide CRM net sales decreased $41 million, or eight percent, in the third quarter of 2012, as compared to the third quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $12 million negative impact on our third quarter 2012 CRM net sales as compared to the same period in the prior year, our CRM net sales decreased $29 million, or six percent. Our U.S. CRM net sales decreased $23 million, or eight percent, in the third quarter of 2012 as compared to the third quarter of 2011. Our international CRM net sales decreased $18 million, or nine percent, in the third quarter of 2012, as compared to the third quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $12 million negative impact on net sales in the third quarter of 2012, as compared to the same period in the prior year, our international CRM net sales decreased $6 million, or two percent, as compared to the same period in the prior year, due primarily to lower average selling prices driven by governmental, competitive and other pricing pressures.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2012			September 30, 2011
	U.S.	International	Total	U.S.	International	Total
ICD systems	$205	$122	$327	$225	$135	$360
Pacemaker systems	68	67	135	71	72	143
CRM products	$273	$189	$462	$296	$207	$503
The reduction in our CRM net sales during the third quarter of 2012 as compared to the third quarter of 2011, is primarily due to the impact of average selling price pressures and lower procedural volumes as a result of continued contraction in the U.S. ICD market, due to the factors discussed in our 2011 Annual Report filed on Form 10-K. In addition, our sales levels related to replacement procedures, primarily driven by battery life, were lower than the prior year due to historical product recalls and subsequent reductions in our denovo (first time) ICD implants.
In the first half of 2012, we launched our INGENIO™ family of pacemaker systems in the U.S. and EMEA, and in July 2012, we received CE Mark approval for use of our INGENIO™ and ADVANTIO™ pacemakers in patients in need of a magnetic resonance imaging (MRI) scan, which we believe represents a significant advancement to our family of pacemaker devices. In the second quarter of 2012, we received FDA approval for our INVIVE™ cardiac resynchronization therapy pacemakers (CRT-Ps). INVIVE™ is built on the same platform as our high voltage cardiac resynchronization therapy defibrillator (CRT-Ds), is enabled for remote patient monitoring, and includes features that promote ease of use. During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has received CE Mark approval and is available in EMEA, and in late-September 2012 we received FDA approval for the S-ICD® system and commenced a limited commercial launch in the United States. With this approval, we are now able to offer our U.S. physician customers an entirely new option to treat their patients who are at risk for sudden cardiac arrest. We believe the recent product developments noted above will help to better position us within the market.
Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our results of our consolidated operations. Variables that may impact the size of the CRM market and/or our share of that market include, but are not limited to:

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

•
our ability to timely and successfully acquire or develop and launch new or next-generation competitive products and technologies worldwide, in line with our commercialization strategies, including the S-ICD® system;

•	new product launches by our competitors;

•	variations in clinical results, reliability or product performance of our and our competitors’ products; and

•	delayed or limited regulatory approvals and unfavorable reimbursement policies.
During the third quarter of 2012, we recorded an estimated goodwill impairment charge, primarily driven by the reduction in the estimated size of the U.S. CRM market and related adjustments to our business, and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. Refer to Quarterly Results for further details.
Coronary Stent Systems
We market our next-generation internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent platform in all major markets worldwide, as well as our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility, enhanced visibility and reduced recoil, compared to other commercially available alloys. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. In the second quarter of 2012, we received FDA approval for 32 millimeter and 38 millimeter lengths for our PROMUS Element™ stent system and we now offer physicians the broadest range of everolimus drug-eluting stent lengths and diameters in the United States. In October 2012, we received CE Mark approval for the SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System which features ultra-thin abluminal (outer) bioabsorbable polymer coating.
Worldwide net sales of our coronary stent systems, including bare-metal stent systems, of $304 million represented approximately 17 percent of our consolidated net sales in the third quarter of 2012. Our worldwide net sales of these products decreased $98 million, or 25 percent, in the third quarter of 2012, as compared to the third quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $13 million negative impact on our coronary stent system net sales in the third quarter of 2012, as compared to the same period in the prior year, net sales of these products decreased $85 million, or 22 percent. Our U.S. net sales of drug-eluting stent systems decreased $68 million, or 35 percent, in the third quarter of 2012, as compared to the third quarter of 2011. This decrease was primarily related to lower market share due to competitive launches in 2012, continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes. Our international drug-eluting stent system net sales decreased $24 million, or 13 percent, in the third quarter of 2012, as compared to the third quarter of 2011. Excluding the impact of changes in foreign currency exchange rates, our international drug-eluting stent system net sales decreased $12 million, or seven percent. During the first nine months of 2012, we substantially completed the conversion of our U.S. and international drug-eluting stent system sales to our self-manufactured PROMUS® Element™ and TAXUS® stent systems, which has positively impacted our gross profit margins.
The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2012			September 30, 2011
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$123	$160	$283	$191	$184	$375
Bare-metal	6	15	21	7	20	27
	$129	$175	$304	$198	$204	$402
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

We believe that we will continue to maintain a strong position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, which has shown favorable results in clinical trials to date;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of PROMUS® Element™ and TAXUS® Element™ (ION™) stent system clinical trials to date;

•	our overall position in the interventional medical device market and our experienced interventional cardiology sales force;

•	the strength of our clinical, selling, marketing and manufacturing capabilities; and

•	our increased presence and investment in rapidly growing emerging markets, including China and India.
However, a decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results. Significant variables that may impact the size of the drug-eluting stent market and our position within this market include, but are not limited to:

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
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems. Our worldwide net sales of these products were $190 million in the third quarter of 2012, as compared to $211 million in the third quarter of 2011, a decrease of $21 million, or nine percent. Our U.S. net sales were $74 million in the third quarter of 2012, as compared to $82 million in the third quarter of 2011. Our international net sales of these products were $116 million in the third quarter of 2012, as compared to $129 million in the third quarter of 2011, and included a $7 million unfavorable impact from changes in foreign currency exchange rates for the third quarter of 2012, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) international net sales decreased $6 million, or five percent, as compared to the same period in the prior year. In April 2012, we received CE Mark approval for and launched our Emerge™ PTCA Dilatation Catheter in our EMEA region and we received FDA clearance for this product in September 2012. The Emerge™ Catheter is a next-generation pre-dilatation balloon catheter designed specifically to offer exceptional deliverability for physicians to address challenging lesions in coronary arteries. In addition, in October 2012, we completed the acquisition of BridgePoint Medical, Inc., a developer of proprietary, catheter-based systems to treat coronary chronic total occlusions (CTOs). Through this acquisition we will augment our current portfolio of Interventional Cardiology products, which we believe will enable us to be a single-source supplier for complex PCI procedures.

In March 2011, as part of our priority growth initiatives, we completed the acquisition of Atritech, Inc. Atritech has developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. In August 2012, European regulators approved an expanded indication for the WATCHMAN® Left Atrial Appendage Closure Device.  The new indication offers patients with atrial fibrillation (AF), and a contraindication to warfarin and the newer oral anticoagulants, a new treatment option for stroke reduction. We expect to receive FDA approval of this technology by the end of 2013. We are integrating the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device.
In addition, in January 2011, we completed the acquisition of Sadra Medical, Inc. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. TAVR is one of the fastest growing medical device markets. In April 2012, we completed enrollment in the REPRISE I clinical trial, designed to evaluate the acute safety of the Lotus™ Valve System. In October 2012, we enrolled the first patients in the REPRISE II clinical trial to evaluate the safety and performance of the Lotus™ Valve System. The results of the REPRISE II trial are expected to be used to support CE Mark and other international regulatory approvals, which we anticipate receiving in the second half of 2013.
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

Quarterly Results
Net Sales
As of September 30, 2012 and December 31, 2011, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note L – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

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

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011

United States	$907	$990	(8)%	(8)%
EMEA	355	411	(14)%	(5)%
Japan	222	235	(6)%	(5)%
Inter-Continental	219	204	7%	12%
International	796	850	(6)%	(1)%
Subtotal Core Businesses	1,703	1,840	(7)%	(5)%
Divested Businesses	32	34	N/A	N/A
Worldwide	$1,735	$1,874	(7)%	(5)%

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011

United States	$2,833	$3,054	(7)%	(7)%
EMEA	1,172	1,311	(11)%	(3)%
Japan	695	705	(1)%	(3)%
Inter-Continental	637	593	7%	11%
International	2,504	2,609	(4)%	—%
Subtotal Core Businesses	5,337	5,663	(6)%	(4)%
Divested Businesses	91	111	N/A	N/A
Worldwide	$5,428	$5,774	(6)%	(4)%

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

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011
Interventional Cardiology	$494	$613	(20)%	(17)%
Cardiac Rhythm Management	462	503	(8)%	(6)%
Endoscopy	310	298	4%	7%
Peripheral Interventions	189	182	4%	7%
Urology/Women’s Health	125	124	—%	1%
Neuromodulation	88	84	5%	5%
Electrophysiology	35	36	(2)%	—%
Subtotal Core Businesses	1,703	1,840	(7)%	(5)%
Divested Businesses	32	34	N/A	N/A
Worldwide	$1,735	$1,874	(7)%	(5)%

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011
Interventional Cardiology	$1,646	$1,901	(13)%	(11)%
Cardiac Rhythm Management	1,451	1,606	(10)%	(8)%
Endoscopy	922	883	4%	6%
Peripheral Interventions	575	547	5%	7%
Urology/Women’s Health	371	371	—%	—%
Neuromodulation	263	245	7%	8%
Electrophysiology	109	110	(1)%	—%
Subtotal Core Businesses	5,337	5,663	(6)%	(4)%
Divested Businesses	91	111	N/A	N/A
Worldwide	$5,428	$5,774	(6)%	(4)%

The constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q3 2012 Net Sales as compared to Q3 2011
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(119)	$(99)	$(20)
Cardiac Rhythm Management	(41)	(29)	(12)
Endoscopy	12	20	(8)
Peripheral Interventions	7	13	(6)
Urology/Women’s Health	1	2	(1)
Neuromodulation	4	4
Electrophysiology	(1)	(1)
Subtotal Core Businesses	(137)	(90)	(47)
Divested Businesses	(2)	(2)
Worldwide	$(139)	$(92)	$(47)

	Q3 2012 YTD Net Sales as compared to Q3 2011 YTD
	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(255)	$(213)	$(42)
Cardiac Rhythm Management	(155)	(124)	(31)
Endoscopy	39	55	(16)
Peripheral Interventions	28	39	(11)
Urology/Women’s Health		2	(2)
Neuromodulation	18	19	(1)
Electrophysiology	(1)		(1)
Subtotal Core Businesses	(326)	(222)	(104)
Divested Businesses	(20)	(19)	(1)
Worldwide	$(346)	$(241)	$(105)
U.S. Net Sales
During the third quarter of 2012, our U.S. net sales decreased $83 million, or eight percent, as compared to the third quarter of 2011. The decrease was driven primarily by lower U.S. Interventional Cardiology net sales of $77 million resulting from competitive product launches and pricing pressure within the DES market, as well as lower U.S. CRM net sales of $23 million. Partially offsetting these decreases, our Endoscopy business increased U.S. net sales $8 million, as compared to the same period in the prior year, due primarily to continued commercialization and adoption of products across several key product franchises. In addition, our Neuromodulation division increased U.S. net sales $3 million and our Peripheral Interventions business increased U.S. net sales $9 million, as compared to the same period in the prior year, reflecting positive momentum from new product launches. Refer to Business and Market Overview for further discussion of our net sales.
During the first nine months of 2012, our U.S. net sales decreased $221 million, or seven percent, as compared to the first nine months of 2011. The decrease was driven primarily by lower U.S. Interventional Cardiology sales of $178 million as well as lower U.S. CRM net sales of $102 million. Partially offsetting these decreases were increased sales in several other U.S. divisions, including our U.S. Endoscopy division by $31 million, U.S. Neuromodulation division by $14 million, and U.S. Peripheral Interventions by $21 million in the first nine months of 2012, as compared to the same period in the prior year.

International Net Sales
During the third quarter of 2012, our international net sales decreased $54 million, or six percent, as compared to the third quarter of 2011. Changes in foreign currency exchange rates had a $47 million negative impact on our international net sales in the third quarter of 2012 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region decreased $20 million, or five percent, in the third quarter of 2012, as compared to the same period in the prior year, driven primarily by pricing declines across several of our divisions. Our net sales in Japan decreased $9 million, or five percent, excluding the impact of changes in foreign currency exchange rates, in the third quarter of 2012, as compared to the third quarter of 2011. This decline is due primarily to our Interventional Cardiology net sales primarily resulting from competitive drug-eluting stent system introductions and pricing pressures related to government mandated reimbursement reductions. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $22 million, or 12 percent, in the third quarter of 2012, as compared to the same period in the prior year, primarily due to continued growth in our key emerging markets, including China, India and Brazil. Refer to Business and Market Overview for further discussion of our net sales.
During the first nine months of 2012, our international net sales decreased $105 million, or four percent, as compared to the first nine months of 2011. Changes in foreign currency exchange rates had a $105 million negative impact on our international net sales in the first nine months of 2012 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region decreased $44 million, or three percent, in the first nine months of 2012, as compared to the same period in the prior year. Our net sales in Japan decreased $17 million, or three percent, excluding the impact of changes in foreign currency exchange rates, in the first nine months of 2012, as compared to the same period in the prior year, due primarily to competitive drug-eluting stent system technology introductions and pricing pressures. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $60 million, or 11 percent, in the first nine months of 2012, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year-over-year growth, including continued growth in China, India and Brazil.
Gross Profit
Our gross profit was $1.177 billion for the third quarter of 2012, $1.194 billion for the third quarter of 2011, $3.661 billion for the first nine months of 2012, and $3.775 billion for the first nine months of 2011. As a percentage of net sales, our gross profit increased to 67.8 percent in the third quarter of 2012, as compared to 63.7 percent in the third quarter of 2011 and was 67.5 percent for the first nine months of 2012, as compared to 65.4 percent for the first nine months of 2011. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2011	63.7%	65.4%
PROMUS® profit sharing savings	2.2	2.0
PROMUS® supply true-up	—	(0.9)
Manufacturing cost reductions	1.6	0.7
Transition-related inventory charges	1.1	0.4
All other, including other inventory charges, other period expense and net impact of foreign currency	1.9	1.3
Sales mix and pricing	(2.7)	(1.4)
Gross profit margin - period ended September 30, 2012	67.8%	67.5%
The primary factor contributing to the increase in our gross profit margin during the third quarter of 2012, as compared to the same period in 2011, was the continuing positive impact of the launch of our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system in the U.S. in the fourth quarter of 2011 and in Japan in the first quarter of 2012. Our PROMUS® Element™ stent system has significantly higher gross profit margins as compared to our PROMUS® stent system, which was supplied to us by Abbott. In addition, our gross profit margin was positively impacted by cost reductions as a result of our restructuring and other process improvement programs. However, the impact of pricing related primarily to sales of our drug-eluting stent and CRM products and the reduction in sales of our drug-eluting stent systems negatively impacted our gross profit margin in the third quarter of 2012, as compared to the third quarter of 2011. In addition, our gross profit margins for the third quarter of 2011 were negatively impacted by transition-related inventory charges of $21 million.

The increase in our gross profit margin for the first nine months of 2012, as compared to the first nine months of 2011, primarily resulted from conversion to our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system as well as cost reductions from our restructuring and other process improvement programs. Offsetting this increase was the impact of pricing related primarily to sales of our drug-eluting stent and CRM products. Additionally, affecting our year over year comparison of year to date gross margin is the impact of a one-time $50 million credit to cost of products sold, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems in the first quarter of 2011.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	589	33.9%	629	33.6%	1,895	34.9%	1,866	32.3%
Research and development expenses	220	12.7%	229	12.2%	648	11.9%	665	11.5%
Royalty expense	29	1.7%	36	1.9%	125	2.3%	140	2.4%
Selling, General and Administrative (SG&A) Expenses
In the third quarter of 2012, our SG&A expenses decreased $40 million, or six percent, as compared to the third quarter of 2011, but were approximately 30 basis points higher as a percentage of net sales due to the decline in our overall net sales. The decrease in SG&A expenses was driven primarily by restructuring initiatives and cost containment discipline along with lower commissions as a result of sales declines, and changes in foreign currency exchange rates. We expect to continue to invest in targeted areas to support new products; strengthen our sales organization in emerging markets such as Brazil, China and India; and support our acquired businesses.
In the first nine months of 2012, our SG&A expenses increased $29 million, or approximately two percent, as compared to the first nine months of 2011 and were 260 basis points higher as a percentage of net sales. This increase was driven primarily by continuous investments in acquisitions and global expansion through commercial resources and infrastructure, higher litigation-related costs, and a non-recurring asset impairment charge as a result of a program termination. Also contributing to the increase was the reversal of previously established allowances for doubtful accounts against long-outstanding receivables in Greece in the first quarter of 2011. These increases in SG&A were partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives, and the impact of changes in foreign currency exchange rates.
Research and Development (R&D) Expenses
In the third quarter of 2012, our R&D expenses decreased $9 million, or four percent, as compared to the third quarter of 2011, and were 50 basis points higher as a percentage of net sales. In the first nine months of 2012, our R&D expenses decreased $17 million, or three percent, as compared to the first nine months of 2011, and were 40 basis points higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth. We expect R&D spending to increase during the fourth quarter of 2012, largely due to our recent acquisitions including Cameron Health, Inc., BridgePoint Medical, Inc., and Rhythmia Medical, Inc.
Royalty Expense
In the third quarter of 2012, our royalty expense decreased $7 million, or 19 percent, as compared to the third quarter of 2011, and was 20 basis points lower as a percentage of net sales. In the first nine months of 2012, our royalty expense decreased $15 million, or 11 percent, as compared to the first nine months of 2011, and was 10 basis points lower as a percentage of net sales. We expect our royalty expense to continue to decrease for the remainder of 2012, reflecting a lower per-unit royalty rate under our annual volume-based arrangements.

Amortization Expense
Our amortization expense was $99 million in the third quarter of 2012, as compared to $97 million in the third quarter of 2011 and $294 million in the first nine months of 2012, as compared to $325 million in the first nine months of 2011. The decrease for the nine months ended September 30, 2012 was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation (Guidant) in 2006 reaching the end of their assigned useful lives during the second quarter of 2011. Amortization expense is excluded by management for purposes of evaluating operating performance.
Goodwill Impairment Charges
2012 Charges
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our EMEA reporting unit was impaired and recorded a $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. We finalized the second step of the EMEA goodwill impairment test during the third quarter of 2012, in accordance with ASC Topic 350, Intangibles -Goodwill and Other, and there were no adjustments to the charge upon finalization.
In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) estimated charge associated with our U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by the reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. We would recognize any necessary adjustment to this estimate in the fourth quarter of 2012, as we finalize the second step of the goodwill impairment test, in accordance with ASC Topic 350. As previously disclosed in our 2011 Annual Report filed on Form 10-K, our EMEA, U.S. Cardiovascular, U.S. Neuromodulation, and U.S. CRM reporting units had material amounts of goodwill that were at higher risk of potential failure of the first step of the impairment test.
In our goodwill impairment tests we used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of our EMEA and U.S. CRM reporting units, as described in our accounting policies in our 2011 Annual Report filed on Form 10-K. We updated all aspects of the DCF models associated with the EMEA and U.S. CRM businesses, including the amount and timing of future expected cash flows, terminal value growth rates and the appropriate market-participant risk-adjusted weighted average costs of capital (WACC) to apply.
EMEA
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
The aggregate amount of goodwill that remains associated with our EMEA reporting unit is $497 million as of September 30, 2012. In addition, the remaining book value of our other EMEA intangible assets allocated to our EMEA reporting unit is approximately $1.498 billion as of September 30, 2012. In accordance with ASC Topic 350, we tested our EMEA amortizable intangible assets as of April 1, 2012 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. We also tested our indefinite-lived intangible assets associated with EMEA as of April 1, 2012 and recorded an impairment charge related to the in-process research and development associated with our acquisition of Sadra Medical, Inc. See Intangible Asset Impairment Charges below for a further discussion of this impairment.

U.S. CRM
The reduction of the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors during the third quarter of 2012 warranted an interim goodwill impairment test for our U.S. CRM reporting unit. The declines expected in the U.S. CRM market did not impact our assumptions related to other reporting units. The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect recent changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. The increased pricing pressure and lower unit volumes are primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and have been more impactful to the U.S. CRM business than previously estimated. In addition, we recently aligned certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points. We continue to analyze business trends using all available information and our U.S. CRM goodwill remains sensitive to changes in expectations of future growth of this market and our performance.
Based on the remaining book value of our U.S. CRM reporting unit following the estimated goodwill impairment charge recorded during the third quarter of 2012, the carrying value of our U.S. CRM reporting unit continues to exceed its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of the amortizable intangible assets allocated to the U.S. CRM reporting unit was approximately $3.347 billion as of September 30, 2012. In accordance with ASC Topic 350, we tested the amortizable intangible assets as of September 30, 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.684 billion globally) are sensitive to future cash flow assumptions and CRM business performance. The $4.684 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
We continue to identify three reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $216 million of remaining allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.352 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.266 billion of allocated goodwill, each as of September 30, 2012. As of September 30, 2012, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) was approximately 10 to 13 percent. During the third quarter of 2012, the level of excess fair value over carrying value of our U.S. Cardiovascular reporting unit declined as a result of our performance, declines in our market share due to competitive launches, and continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes.
On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions, including increases to the carrying values, may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, a 100 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation reporting unit. A 200 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Cardiovascular reporting unit. Increases in the WACC applied of 50 and 130 basis points would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation and U.S. Cardiovascular reporting units, respectively. Given that the carrying value of the U.S. CRM reporting unit continues to exceed its fair value, any negative changes in the key variables or values associated with this reporting unit would likely require that we perform the second step of the goodwill impairment test in a future reporting period. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets include, but are not limited to:

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

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

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

Intangible Asset Impairment Charges
On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the recoverability of our amortizable intangible assets.
2012 Charges
During the third quarter of 2012, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets. Based on the results of our annual test, we recorded total impairment charges of $13 million ($10 million after-tax) to write-down the balances of certain in-process projects to their fair value. These charges were primarily due to increased expectations in the cost to bring an in-process project to market in a certain geographic region and lower future revenue expectations associated with an in-process project.
During the third quarter of 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit, we performed an impairment analysis of the amortizable intangible assets allocated to our U.S. CRM reporting unit as of September 30, 2012 on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.684 billion globally) are sensitive to future cash flow assumptions and CRM business performance. The $4.684 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets.
During the second quarter of 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with our acquisition of Sadra Medical, Inc. Based on our impairment analysis, we revised our expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market. As a result of these changes, we recorded an impairment charge of $129 million ($110 million after-tax) to write-down the balance of these intangible assets to their fair value during the second quarter of 2012.
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
We recorded net benefits related to the change in fair value of our contingent consideration liabilities of $20 million and $9 million in the third quarter and first nine months of 2012, respectively, and net expenses of $6 million and $18 million during the third quarter and first nine months of 2011, respectively. We did not make any payments in the third quarter of 2012 and made payments of $4 million for the first nine months of 2012. For the third quarter and first nine months of 2011 we did not make any payments related to prior-period acquisitions. As of September 30, 2012, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay is approximately $1.927 billion. Contingent consideration expense is excluded by management for purposes of evaluating performance.

Restructuring Charges and Restructuring-related Activities
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. We estimate that the execution of the plan will reduce annual pre-tax operating expenses by approximately $225 million to $275 million exiting 2013, a portion of which we expect to reinvest in targeted areas necessary for future growth. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and are expected to be substantially complete by the end of 2013.
We estimate that the 2011 Restructuring plan will result in total pre-tax charges of approximately $155 million to $210 million, and that approximately $150 million to $200 million of these charges will result in future cash outlays, of which we had made payments of $72 million as of September 30, 2012. As of September 30, 2012, we had recorded related costs of $133 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $165 million to $185 million, and that approximately $150 million to $160 million of these charges will result in cash outlays, of which we had made payments of $144 million as of September 30, 2012. As of September 30, 2012, we had recorded related costs of $160 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we had made payments of $99 million as of September 30, 2012. As of September 30, 2012, we had recorded related costs of $131 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.

In the aggregate, we recorded restructuring charges pursuant to our restructuring plans of $54 million in the third quarter of 2012, $22 million in the third quarter of 2011, $93 million in the first nine months of 2012, and $77 million in the first nine months of 2011. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $4 million in the third quarter of 2012, $7 million in the third quarter of 2011, $15 million in the first nine months of 2012, and $32 million in the first nine months of 2011. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $24 million in the third quarter of 2012 and $89 million in the first nine months of 2012 associated with our restructuring initiatives.
See Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for additional details related to our restructuring plans.
Litigation-related net charges
During the third quarter of 2012, we recorded a litigation-related charge of $50 million; in addition, during the second quarter of 2012, we recorded net litigation-related charges of $69 million, consisting of a charge of $85 million, partially offset by credits of $16 million. These charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for discussion of our material legal proceedings.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. During the third quarter of 2012, we received an additional $10 million of consideration, which we recorded as a gain in our accompanying unaudited condensed consolidated statements of operations. We will receive an additional $40 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. This non-recurring divestiture-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Interest Expense
Our interest expense increased to $65 million in the third quarter of 2012, as compared to $62 million in the third quarter of 2011. The increase in our interest expense was primarily the result of a non-recurring benefit of $3 million from interest rate derivative contracts recorded in the third quarter of 2011; we terminated these contracts in the third quarter of 2011. Our interest expense decreased to $197 million for the first nine month of 2012, as compared to $210 million for the first nine months of 2011. The decrease in our interest expense was a result of lower average debt levels during the first nine months of 2012, due to the repayment of $1.250 billion of debt during 2011. In addition, interest expense for the first nine months of 2011 included expense of $6 million associated with the write-off of unamortized debt issuance costs in conjunction with term loan prepayments, which was partially offset by the non-recurring benefit of $3 million in the third quarter of 2011, discussed above. Our average borrowing rate was 5.5 percent in the third quarter of 2012 and 5.6 percent in the first nine months of 2012, as compared to 5.3 percent in the third quarter of 2011 and 5.2 percent in the first nine months of 2011. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.

Other, net
Our other, net reflected expense of $4 million in the third quarter of 2012, expense of $1 million in the third quarter of 2011, income of $23 million in the first nine months of 2012, and income of $18 million in the first nine months of 2011. The following are the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2012	2011	2012	2011
Interest income	$1	$1	$2	$5
Foreign currency losses	(3)	(4)	(13)	(9)
Net gains (losses) on investments	1	1	37	24
Other income (expense), net	(3)	1	(3)	(2)
	$(4)	$(1)	$23	$18

During the second quarter of 2012, we recognized gains of $39 million associated with the acquisition of Cameron Health, Inc. in June 2012, related to previously held investments. During the first quarter of 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we had prior investments. These acquisition-related credits are excluded by management for purposes of evaluating operating performance.
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended September 30,
	2012	2011
Reported tax rate	(0.1)%	(27.9)%
Impact of certain receipts/charges*	16.2%	48.0%
	16.1%	20.1%

	Nine Months Ended September 30,
	2012	2011
Reported tax rate	0.7%	38.4%
Impact of certain receipts/charges*	14.5%	(21.8)%
	15.2%	16.6%

*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the third quarter and first nine months of 2012, as compared to the same periods in 2011, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first nine months of 2012, these receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. Our reported tax rate was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from an unfavorable court ruling. In the first nine months of 2011, these receipts and charges included a gain on the divestiture of our Neurovascular business, goodwill and intangible asset impairment charges and restructuring- and acquisition-related charges and credits as well as discrete tax items related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets and changes in various state tax laws.

As of September 30, 2012, we had $990 million of gross unrecognized tax benefits, of which a net $885 million, if recognized, would affect our effective tax rate. As of December 31, 2011, we had $952 million of gross unrecognized tax benefits, of which a net $847 million, if recognized, would affect our effective tax rate.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation (Guidant) for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
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
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $351 million accrued for gross interest and penalties as of September 30, 2012 and $313 million as of December 31, 2011. We recognized net tax expense related to interest and penalties of $15 million and $26 million for the third quarter and first nine months of 2012, respectively. We recognized tax benefits related to interest of $4 million and a tax expense related to interest of $12 million for the third quarter and first nine months of 2011, respectively.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $34 million.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended September 30, 2012 to the application of critical accounting policies and estimates as described in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources
As of September 30, 2012, we had $352 million of cash and cash equivalents on hand, comprised of $64 million invested in money market and government funds, $147 million invested in short-term time deposits, and $141 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer. We also have full access to a five-year, $2.0 billion revolving credit facility, which matures in April 2017, and a $350 million credit and security facility secured by our U.S. trade receivables, both described below.

The following provides a summary and description of our net cash inflows (outflows) for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash provided by operating activities	$891	$659
Cash (used for) provided by investing activities	(306)	827
Cash used for financing activities	(502)	(1,420)
Operating Activities
During the first nine months of 2012, we generated $891 million from operating activities, as compared to $659 million during the first nine months of 2011, an increase of $232 million. This increase was driven by effective working capital management, including cash receipts totaling $88 million during 2012 relating to a government-funded settlement of outstanding receivables in Spain. In addition, our operating cash flow for the first nine months of 2011 included a payment of approximately $300 million to the U.S. Department of Justice in the first quarter of 2011, offset by a $82 million benefit related to the $850 million fixed to floating interest rate swaps on certain of our public bonds which we terminated during the third quarter of 2011.
Investing Activities
During the first nine months of 2012, cash used for investing activities included a $134 million payment for the acquisition of Cameron Health, net of cash acquired, and purchases of property, plant and equipment of $164 million. During the first nine months of 2011, cash provided by investing activities was comprised primarily of net proceeds of $1.426 billion from the sale of our Neurovascular business to Stryker. This net cash inflow was partially offset by payments of $370 million for acquisitions closed during the first nine months of 2011; and capital expenditures, net of proceeds on sales of fixed assets, of $221 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K. During the first nine months of 2012, we repurchased 87 million shares of our common stock for approximately $500 million, pursuant to our 2011 repurchase program, and prepaid approximately $9 million of debt assumed in the acquisition of Cameron Health, Inc. During the first nine months of 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity.
Debt
We had total debt of $4.255 billion as of September 30, 2012 and $4.261 billion as of December 31, 2011. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2012 is as follows:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Senior notes			$600	$1,250	$600	$1,750	$4,200
			$600	$1,250	$600	$1,750	$4,200

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to terminated interest rate contracts used to hedge the fair value of certain of our senior notes.

We hold investment-grade ratings and stable outlooks with all three major credit-rating agencies.

Revolving Credit Facility
In April 2012, we financed a new $2.000 billion revolving credit facility which will mature in April 2017 and replaced the previous credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent (1.275 percent as of September 30, 2012), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee of between 0.125 percent and 0.275 percent (0.225 percent as of September 30, 2012) based on our corporate credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, generally irrespective of usage, under the credit agreement. There were no amounts borrowed under our revolving credit facility as of September 30, 2012 or under our previous credit facility as of December 31, 2011.
Our revolving credit facility agreement in place as of September 30, 2012 required that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.6 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of September 30, 2012, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to current or future restructuring plans. As of September 30, 2012, we had $410 million of the restructuring charge exclusion remaining. Any non-cash charges, as defined by the agreement, are excluded from the calculation of consolidated EBITDA. In addition, any cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of September 30, 2012, we had $2.279 billion of the combined legal and debt exclusion remaining. As of and through September 30, 2012, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.200 billion as of September 30, 2012 and December 31, 2011.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Effective June 29, 2012, we extended the maturity of this facility to June 2013, subject to further extension. There were no amounts borrowed under this facility as of September 30, 2012 or December 31, 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing (Topic 860). These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 230 million Euro (approximately $298 million as of September 30, 2012). We have no significant retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $201 million of receivables as of September 30, 2012 at an average interest rate of 2.5 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. The European sovereign debt crisis has impacted our ability to sell accounts receivable under our factoring programs within southern Europe. Certain of our factoring agents have suspended their factoring programs to reduce their exposure levels to government owned or supported debt. The European economic environment may further impact our future ability to transfer receivables, and may negatively impact the costs or credit limits of our existing factoring programs, which may negatively impact our cash flow and results of operations. Within Italy, Spain, Greece and Portugal the number of days our receivables are outstanding is greater than our historical levels in those countries. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Greece and Portugal accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring arrangements to mitigate our risk of further reductions in cash flow in this region. During the second and third quarters of 2012, we received cash payments of $60 million and $28 million, respectively, related to a government-funded settlement of outstanding receivables in Spain. In addition, during 2011, the Greek government converted a significant portion of our outstanding receivables into bonds, which we monetized during the first half of 2011. These developments have reduced our credit exposure in these countries.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for accounts receivable discounting and factoring of up to 21.000 billion Japanese yen (translated to approximately $270 million as of September 30, 2012). Under these facilities, we de-recognized $191 million of Japanese trade receivables as of September 30, 2012 at an average interest rate of 1.6 percent and $188 million of Japanese trade receivables as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
Equity
During the first nine months of 2012 and 2011, we received $20 million and $22 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. We repurchased 87 million shares of our common stock during the first nine months of 2012 for approximately $500 million, pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2011 Annual Report filed on Form 10-K. As of September 30, 2012, we had $8 million remaining authorization under our 2011 share repurchase program and approximately 37 million shares authorized under our previous share repurchase programs.
Stock-based compensation expense related to our stock ownership plans was approximately $85 million for the first nine months of 2012 and $96 million for the first nine months of 2011.
Contractual Obligations and Commitments
In April 2012, we negotiated a new five-year, $2.0 billion revolving credit facility, maturing in 2017, replacing the previous credit facility which would have matured in June 2013. See Note F - Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the terms of this credit arrangement. In the first nine months of 2012, we acquired Cameron Health, Inc. In addition to an upfront payment made at closing of the transaction, the agreement calls for a potential $150 million payment upon FDA approval of the subcutaneous implantable cardioverter defibrillator (S-ICD®) system, plus up to an additional $1.050 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. We received FDA approval of Cameron's S-ICD® system during the third quarter of 2012, and expect to make the related $150 million payment to the former shareholders of Cameron during the fourth quarter of 2012. We had recognized contingent consideration liabilities related to the Cameron acquisition of $264 million as of September 30, 2012, representing the fair value of these future potential payments. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the Cameron acquisition and the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions.

In October 2012, we completed the acquisitions of Rhythmia Medical, Inc. (Rhythmia) and Bridgepoint Medical, Inc. (Bridgepoint). Rhythmia is a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. Bridgepoint is a developer of catheter-based systems to treat coronary chronic total occlusions (CTOs). The combined consideration of these two acquisitions include up-front payments of approximately $100 million upon closing and up to an additional $265 million of contingent payments based on regulatory, commercial, and sales-based milestones through 2017. We will account for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, will record the assets acquired, liabilities assumed and estimated future consideration obligations at their respective fair values as of the acquisition dates during the fourth quarter of 2012. See Note B - Acquisitions and Note N - Subsequent Events to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2011 Annual Report filed on Form 10-K.

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
Our accrual for legal matters that are probable and estimable was $411 million as of September 30, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, in Note J - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012, and in Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2011 Annual Report filed on Form 10-K.

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
ASC Update No. 2012-02
In July 2012, the FASB issued ASC Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Update No. 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the company concludes otherwise, no further quantitative assessment is required. We adopted Update No. 2012-02 beginning in our third quarter ended September 30, 2012. The adoption of update No. 2012-02 did not impact our results of operations or financial position.

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

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that presenting adjusted net income, adjusted net income per share, and regional and divisional revenue growth rates that exclude certain amounts and/or the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and nine months ended September 30, 2012 and 2011, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash write-downs of our goodwill balances attributable to its (a) U.S. Cardiac Rhythm Management reporting unit in the third quarter of 2012, (b) Europe/Middle East/Africa (EMEA) reporting unit recorded in the second quarter of 2012, and (c) U.S. Cardiac Rhythm Management reporting unit recorded in the first quarter of 2011 and non-cash write-downs of certain other intangible asset balances. Management removes the impact of non-cash impairment charges from the Company's operating performance to assist in assessing the Company's cash generated from operations. Management believes this is a critical metric for the Company in measuring the Company's ability to generate cash and invest in the Company's growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance, particularly in terms of liquidity.

•
Acquisition-related charges (credits) - These adjustments consist of (a) acquisition-related gains on previously held investments, (b) contingent consideration fair value adjustments, (c) due diligence, other fees and exit costs, and (d) inventory step-up adjustments. The acquisition-related gains on previously held investments are non-recurring benefits associated with acquisitions completed in the second quarter of 2012 and the first quarter of 2011. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior acquisitions that are not representative of on-going operations. The inventory step-up adjustment is a charge related to acquired inventory directly attributable to prior acquisitions and is not indicative of the Company's on-going operations, or on-going cost of products sold. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of the Company's current operating performance and a comparison to the Company's past operating performance.

•
Divestiture-related net credits - These amounts represent (a) gains resulting from business divestitures and (b) fees and separation costs associated with business divestitures. We completed the sale of our Neurovascular business in January 2011 and the resulting gain is not indicative of future operating performance and is not used by management to assess operating performance. Fees and separation costs represent those associated with the divestiture of our Neurovascular business and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Adjusted net income, adjusted net income per share and regional and divisional revenue growth rates that exclude certain amounts and/or the impact of changes in foreign currency exchange rates are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business and growth strategies, including our priority growth initiatives; acquisitions and related payments, and the integration of acquired businesses and technologies; finalizing the separation of our Neurovascular business; the timing and impact of our restructuring and plant optimization initiatives, including expected costs and cost savings; use of our cash flow; our outstanding accounts receivable in Europe; investments in our business and related growth and financial returns; goodwill and other intangible asset impairment analysis and charges; changes in the market and our market share; procedural volumes and pricing pressures; our royalty expense; clinical trials, including timing and results; product development and iterations; the strength of our technologies and pipeline; product performance and our ability to gain a competitive advantage; timing of regulatory approvals; our regulatory and quality compliance; expected research and development efforts and the allocation of research and development expenditures; product launches, including their timing and acceptance, and their impact on the market and our business; competitive product launches; our sales and marketing strategy; our emerging markets strategy and investments, including Brazil, India and China; reimbursement practices; the effect of new accounting pronouncements on our financial results; the outcome and timing of matters before taxing authorities; our tax position and income tax reserves; the outcome and impact of intellectual property, qui tam actions, governmental proceedings and litigation matters; adequacy of our reserves; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our term loan and credit facility. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.

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

•	The overall reliability or performance of, and referring physician, implanting physician and patient confidence in, our and our competitors' CRM products and technologies;

•	The results of CRM clinical trials and market studies undertaken by us, our competitors or other third parties;

•
Our ability to timely and successfully acquire or develop and launch new or next-generation competitive products and technologies, in line with our commercialization strategies, including the S-ICD® system;

•	Our ability to grow sales of both new and replacement implant units;

•
Competitive offerings in the CRM market and related declines in average selling prices, as well as the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies, and our ability to obtain reimbursement for our products;

•	New product launches by our competitors; and

•	Our ability to retain and attract key members of our CRM sales force and other key CRM personnel.

Coronary Stent Business

•
Volatility in the coronary stent market, our estimates for the worldwide coronary stent market, our ability to increase coronary stent system net sales, competitive offerings and the timing of receipt of regulatory approvals, both in the U.S. and internationally, to market existing and anticipated drug-eluting stent technology and other stent platforms, and our ability to obtain reimbursement for such technologies;

•	Our ability to timely and successfully launch new or next-generation products and technologies in line with our commercialization strategies, and the impact of our competitive launches;

•
The impact and outcome of on-going and future coronary stent clinical trials undertaken by us, our competitors or other third parties, and perceived product performance of our or our competitors' products;

•	Our ability to maintain or expand our worldwide market positions;

•
Our share of the U.S. and worldwide drug-eluting stent markets, procedural volumes, the average number of stents used per procedure, average selling prices, and the penetration rate of drug-eluting stent technology in the U.S. and international markets;

•	The overall performance of, and physician and patient confidence in, our and other drug-eluting stent systems, including our PROMUS® Element™ stent systems;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance; and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.

Other Businesses

•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to timely and successfully launch new or next-generation products and technologies in line with our commercialization strategies, and the impact of competitive launches;

•	The results of clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies; and

•	Our ability to attract and retain key members of our sales force and other key personnel.

Litigation and Regulatory Compliance

•	Risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

•	Risks associated with protecting our intellectual property portfolio;

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

•
Legislative or regulatory efforts to modify the product approval or reimbursement process, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as other healthcare reform legislation.

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

•
Our ability to avoid disruption in the supply of certain components, materials or products, or to quickly secure additional or replacement components, materials or products on a timely basis and at comparable cost;

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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.

International Markets

•	Our dependency on international net sales to achieve growth, in particular, with respect to emerging markets, including Brazil, India and China;

•	Changes in our international structure and leadership;

•
Risks associated with international operations and investments, including compliance with local legal and regulatory requirements, changes in reimbursement practices and policies, and enforcement and protection of intellectual property rights;

•	Our ability to maintain or expand our worldwide market positions through investments in emerging markets;

•	Our ability to execute and realize anticipated benefits from our investments in emerging markets;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins; and

•	Uncertainties related to economic, political and legal conditions.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, litigation settlements, share repurchases, and strategic investments and acquisitions, as well as to effectively manage our debt levels and covenant compliance;

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to resolve open tax matters favorably and realize substantially all of our deferred tax assets and the impact of changes in tax laws;

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations;

•	The impact of the European sovereign debt crisis on our ability to collect outstanding and future receivables and/or sell receivables under our factoring programs; and

•	The impact of goodwill and other intangible asset impairment charges, including on our results of operations.

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

Several important factors, in addition to the risk factors otherwise discussed or referenced in this Quarterly Report on Form 10-Q, could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements contained in this report. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; litigation and government investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the other factors discussed or referenced in this report or otherwise disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.101 billion as of September 30, 2012 and $4.297 billion as of December 31, 2011. We recorded $51 million of other assets and $101 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2012, as compared to $87 million of other assets and $131 million of other liabilities as of December 31, 2011. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $267 million as of September 30, 2012 and $230 million as of December 31, 2011. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $327 million as of September 30, 2012 and by $281 million as of December 31, 2011. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative contracts outstanding as of September 30, 2012 and December 31, 2011. As of September 30, 2012, $4.252 billion of our outstanding debt obligations was at fixed interest rates, representing substantially all of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note I – Income Taxes and Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2011 Annual Report filed on Form 10-K and in "Part II, Item 1A. Risk Factors" in our Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2012 which could materially affect our business, financial condition or future results.

We may record future goodwill impairment charges or other intangible asset impairment charges related to one or more of our business or regional reporting units, which could materially adversely impact our results of operations.
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test in the second quarter of 2012, we concluded that the revenue growth rates projected for our Europe, Middle East and Africa (EMEA) reporting unit will be slightly lower than our previous estimates primarily driven by macro-economic factors, and our performance in the European market. We concluded that the goodwill within the EMEA reporting unit was impaired and recorded a non-cash $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) estimated charge associated with our U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by the reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the fourth quarter of 2012, as we finalize the second step of the goodwill impairment test, in accordance with ASC Topic 350, Intangibles - Goodwill and Other. We continue to identify three reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $216 million of remaining allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.352 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.266 billion of allocated goodwill, each as of September 30, 2012. As of September 30, 2012, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) was approximately 10 to 13 percent.
In addition during the third quarter of 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit, we performed an impairment analysis of the amortizable intangible assets allocated to our U.S. CRM reporting unit as of September 30, 2012 (approximately $3.347 billion) on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.684 billion globally) are sensitive to future cash flow assumptions and CRM business performance. The $4.684 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
On a quarterly basis, we monitor the key drivers of fair value for our reporting units to detect events or other changes that would warrant an interim impairment test of our goodwill. We also monitor quarterly for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. For each of these assets, relatively small declines in the future performance and cash flows of the reporting unit or asset group or small changes in other key assumptions, including increases to the carrying values, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
07/01/12 - 07/31/12	3,000,000	$5.20	3,000,000	$454,801,230
08/01/12 - 08/31/12	43,233,659	$5.40	43,233,659	$220,482,845
09/01/12 - 09/30/12				$220,482,845
Total	46,233,659	$5.39	46,233,659	$220,482,845

* In July 2011, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.0 billion of our common stock and re-approved approximately 37 million shares remaining under an existing share repurchase program. The approximate aggregate dollar value of the shares that may yet be purchased under the plans or programs, in the table above, was calculated using a stock price of $5.74 for the 37 million shares authorized under the existing repurchase program, which was the closing price of our common stock on September 30, 2012, as reported on the New York Stock Exchange.

ITEM 6. EXHIBITS (* documents filed with this report, ** documents furnished with this report, # compensatory plans or arrangements)

10.1*	Form of Third Amendment of the Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated #

10.2*	Form of Amendment of the Boston Scientific Corporation Amended and Restated 2006 Global Employee Stock Ownership Plan #

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2012.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer