Form 10-K
period 2012-12-31
BOSTON SCIENTIFIC CORP
filed 2013-02-22
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7.9 billion based on the closing price of the registrant’s common stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 1,357,426,289.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS
The Company
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Boston Scientific Corporation and its divisions and subsidiaries.
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
Our net sales have increased substantially since our formation over thirty years ago. Our growth has been fueled in part by strategic acquisitions designed to improve our ability to take advantage of growth opportunities in the medical device industry. Our strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in the current healthcare environment of cost containment, managed care, large buying groups, government contracting, hospital consolidation, and international expansion and will generally assist us in navigating through the complexities of the global healthcare market, including healthcare reform.
Business Strategy
The following are our five strategic imperatives:

•	Strengthen Execution to Grow Share
We believe that our success will be driven by our ability to consistently deliver initiatives that grow profitability and market share. We are focused on improving the speed and performance of our business units by adding new capabilities, processes, and innovative technologies.

•	Expand into High Growth Adjacencies
We seek to diversify our product portfolio by realigning our research and development spend and focusing our business development investment toward higher growth opportunities. We are focused on executing on our committed growth adjacencies while increasing our access to developing technologies. Through this diversification we expect to increase our opportunity for growth in areas that complement our core businesses.

•	Drive Global Expansion
We are focused on expanding into the emerging markets. By expanding our global commercial presence, we seek to increase revenue and market share, and strengthen our relationships with leading physicians and their clinical research programs. We are focused on building new capabilities in countries whose economies and healthcare sectors are growing rapidly. We have local leadership teams with extensive in-country experience to help strengthen our position in these fast growing regions.

•	Fund the Journey to Fuel Growth
We are driving continuous improvement to expand our profitability, optimizing our manufacturing cost structure, reducing our corporate infrastructure and re-allocating spending to support our growth initiatives.

•	Develop Key Capabilities
We intend to develop key capabilities by providing economic and customer focused solutions so that our product portfolio is aligned to the needs of the market place and by developing core internal skills to better manage our business in a dynamic and evolving environment. We are globally focused on building a culture of empowerment and engagement while improving our diversity.
We believe that our execution of these strategic imperatives will drive innovation, accelerate profitable revenue growth and increase stockholder value.
Products
During 2012, our products were offered for sale by seven core businesses - Interventional Cardiology, Cardiac Rhythm Management (CRM), Endoscopy, Peripheral Interventions, Urology/Women’s Health, Neuromodulation, and Electrophysiology. In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We continue to generate sales from the Neurovascular business pursuant to our supply and distribution agreements with Stryker; however, these sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture.
During 2012, we derived 30 percent of our sales from our Interventional Cardiology business, 26 percent of our sales from our CRM business, 17 percent of our sales from our Endoscopy business, 11 percent of our sales from our Peripheral Interventions business, seven percent of our sales from our Urology/Women’s Health business, five percent of our sales from our Neuromodulation business, and two percent of our sales from our Electrophysiology business. Approximately two percent of our 2012 sales were derived from the Neurovascular business that we sold to Stryker Corporation.
The following section describes certain of our product offerings:
Endoscopy
Gastroenterology
We market a broad range of products to diagnose, treat and ease a variety of digestive diseases, including those affecting the esophagus, stomach, liver, pancreas, duodenum, and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers as well as esophageal, biliary, pancreatic and colonic cancer. We offer the Radial Jaw® 4 Single-Use Biopsy Forceps, which are designed to enable collection of large high-quality tissue specimens without the need to use large channel therapeutic endoscopes. Our exclusive line of RX Biliary System™ devices are designed to provide greater access and control for physicians to diagnose and treat challenging conditions of the bile ducts, such as removing gallstones, opening obstructed bile ducts and obtaining biopsies in suspected tumors. We also market the Spyglass® Direct Visualization System for direct imaging of the pancreatico-biliary system. The Spyglass® System is the first single-operator cholangioscopy device that offers clinicians a direct visualization of the pancreatico-biliary system and includes supporting devices for tissue acquisition, stone management and lithotripsy. Our products also include the WallFlex® family of stents, in particular, the WallFlex® Biliary line and WallFlex® Esophageal line; and in 2012, we launched our WallFlex® Biliary Transheptic stent system for treatment of biliary strictures. In addition, we continue to see growth of our hemostasis franchise on the continued adoption and utilization of our Resolution® Clip Device for gastrointestinal bleeding. In December of 2012, the first patient enrolled in our study comparing the WallFlex® Biliary RX Fully Covered self-expanding metal stent (SEMS) to plastic stents for the treatment of benign bile duct strictures caused by chronic pancreatitis.  SEMS, which have a significantly larger diameter than plastic biliary stents, have long been the standard of care for palliation of malignant biliary strictures.  This study is evaluating the benefits of using a SEMS in benign biliary strictures, with an objective to demonstrate stricture resolution in fewer procedures.

Interventional Bronchoscopy
We market devices to diagnose, treat and ease pulmonary disease systems within the airway and lungs. Our products are designed to help perform biopsies, retrieve foreign bodies from the airway, open narrowings of an airway, stop internal bleeding, and ease symptoms of some types of airway cancers. Our product line includes pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate narrowed airway passages or for tumor management. In October 2010, we completed our acquisition of Asthmatx, Inc., which adds to our Endoscopy portfolio a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both Conformite Europeenne (CE) Mark and U.S. Food and Drug Administration (FDA) approval and is the first device-based asthma treatment approved by the FDA. In the third quarter of 2012, the America Medical Association (AMA) Current Procedural Terminology (CPT) editorial panel assigned category I CPT codes specifically for bronchial thermoplasty beginning January 1, 2013. Once recognized, the Category I CPT procedure codes will be available for all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. We believe these codes will provide greater access to treatment for patients with poorly controlled severe asthma, help facilitate claims processing and help private payers' approve coverage for this form of treatment. We continue to focus on driving commercialization and increased awareness of the Alair® System.
Peripheral Interventions (PI)
We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular stenting. Our peripheral product offerings include stents, balloon catheters, wires, peripheral embolization devices and vena cava filters. We launched three new peripheral angioplasty balloons in 2011, including our next-generation Mustang™ percutaneous transluminal angioplasty balloon, our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures and our Charger™ PTA Balloon Catheter, a 0.035” percutaneous transluminal angioplasty balloon catheter designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries. With our Coyote, Mustang and Charger devices, we offer balloons across all size platforms. In 2012, we launched our EPIC™ self-expanding nitinol stent system in the U.S. and certain international markets, the Carotid WALLSTENT® stent system in Japan, and Innova™ self-expanding bare metal stent system in Europe and certain international markets.
In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which added to our PI portfolio a re-entry catheter and intraluminal chronic total occlusion (CTO) crossing device, enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. In 2011, we commenced a limited market release of our OFFROAD™ re-entry catheter system in certain international markets, and in February 2012, we launched our TRUEPATH™ intraluminal CTO device in the U.S., EMEA, and other international markets. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions. In the fourth quarter of 2012, we acquired Vessix Vascular, Inc., a developer of catheter-based renal denervation systems for the treatment of uncontrolled hypertension. We expect to launch this platform commercially in Europe and other international markets in 2013.
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
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. This system delivers pain management by applying an electrical signal to mask pain signals traveling from the spinal cord to the brain. In addition, during the fourth quarter of 2012 we received CE Mark approval for the Precision Spectra™ Spinal Cord Stimulator System and began a European market launch of this technology.  The Precision Spectra system is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. In 2011, we launched our Clik™ Anchor for our Precision® Plus™ SCS System, the world's first rechargeable SCS device for chronic pain management. In the fourth quarter of 2011, we received FDA approval for and launched the Infinion™ 16 Percutaneous Lead, the world's first and only 16-contact percutaneous lead. We also market the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems, which are designed to provide physicians more treatment options for their chronic pain patients. These leads provide the broadest range of percutaneous lead configurations in the industry.

We believe that we continue to have a technology advantage compared to our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely.  We are looking to strengthen the clinical evidence with spinal cord stimulation and are committed to studies designed to demonstrate cost effectiveness or demonstrate the value of proprietary features in our SCS system.
In January 2011, we completed the acquisition of Intelect Medical, Inc., a development-stage company developing advanced visualization and programming for the Vercise™ system. We believe this acquisition leverages the core architecture of our Vercise™ platform and will advance our technology in the field of deep-brain stimulation. During the third quarter of 2012, we received CE Mark approval for the use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease in Europe. We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.
Urology/Women’s Health
Our Urology/Women’s Health division develops, manufactures and sells devices to treat various urological and gynecological disorders. Within our Urology business, we sell a variety of products designed to treat patients with urinary stone disease and benign prostatic hyperplasia (BPH). We offer a full line of stone management products, including ureteral stents, wires, lithotripsy devices, stone retrieval devices, sheaths, balloons and catheters. Within our Women's health business, we market a range of devices for the treatment of conditions such as female urinary incontinence, pelvic floor reconstruction (rebuilding of the anatomy to its original state), and menorrhagia (excessive menstrual bleeding). We offer a full breadth of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, and suturing devices. We market our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance.
Electrophysiology
Within our Electrophysiology business, we develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Included in our product offerings are radio frequency (RF) generators, steerable RF ablation catheters, intracardiac ultrasound catheters, diagnostic catheters, delivery sheaths, and other accessories. Our leading products include the Blazer® and Blazer Prime® line of temperature ablation catheters, designed to deliver enhanced performance, responsiveness, and durability. Our cooled ablation portfolio includes the only closed-loop irrigated catheter on the market, the Chilli II® cooled ablation catheter, and the newly launched Blazer™ Open-Irrigated ablation catheter with a unique Total Tip Cooling™ Design. In 2012, we received Health Canada and CE Mark approval of the Blazer™ Open-Irrigated Catheter, our latest radiofrequency ablation (RFA) catheter designed to treat a variety of arrhythmias such as atrial fibrillation, atrial flutter, ventricular tachycardia and other supraventricular tachycardias.
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
Cardiac Rhythm Management
We develop, manufacture and market a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities, including:

•
Implantable cardioverter defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System, and implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure; and

•
Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure.

A key component of many of our implantable device systems is our remote LATITUDE® Patient Management System, which enables physicians to monitor device performance remotely while patients are in their homes, allowing for more frequent monitoring in order to guide treatment decisions.

In the first half of 2012, we launched our INGENIO™ family of pacemaker systems in the U.S. and EMEA, and in the third quarter of 2012, we received CE Mark approval for use of our INGENIO™ and ADVANTIO™ pacemakers in patients in need of a magnetic resonance imaging (MRI) scan, which we believe represents a significant advancement to our family of pacemaker devices. In the second quarter of 2012, we received FDA approval for our INVIVE™ cardiac resynchronization therapy pacemakers (CRT-Ps). INVIVE™ is built on the same platform as our high voltage cardiac resynchronization therapy defibrillator (CRT-Ds), is enabled for remote patient monitoring, and includes features that promote ease of use. Also during the first half of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has CE Mark approval and is available in EMEA. In addition, during the third quarter of 2012 we received FDA approval for the S-ICD® system and commenced a limited commercial launch in the U.S. With this approval, we are now able to offer our U.S. physician customers an entirely new option to treat their patients who are at risk for sudden cardiac arrest. We believe the recent product developments noted above will help to better position us within the CRM market.
Interventional Cardiology
Coronary Stent Systems
Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. We believe we have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development, strategic alliances and scientific research of drug-eluting stent systems. We market our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent platform in all major markets worldwide, as well as our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system. We are the only company in the industry to offer a two-drug platform strategy with our paclitaxel-eluting and everolimus-eluting stent system offerings, and we offer a broad range of stent sizes. In addition, during the fourth quarter of 2012, we received CE Mark approval for the SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating. The SYNERGY Stent is unique in that its proprietary polymer and everolimus drug coating dissipate by three months. This innovation has the potential to improve post-implant vessel healing and will eliminate long-term polymer exposure, a possible cause of late adverse events. In the first quarter of 2013, we also received CE Mark approval and launched our next-generation Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Europe and other select geographies.
Core Coronary Technology
We market a broad line of products used to treat patients with atherosclerosis, a principal cause of coronary artery obstructive disease which is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial openings caused by the progressive development of deposits of plaque. Our product offerings include balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging system. In addition, in October 2012, we completed the acquisition of BridgePoint Medical, Inc., a developer of proprietary, catheter-based systems to treat coronary chronic total occlusions (CTOs). Through this acquisition we expect to augment our current portfolio of Interventional Cardiology products, which we believe will enable us to be a single-source supplier for complex PCI procedures. During 2012 we received FDA clearance for our Emerge™ Percutaneous Transluminal Coronary Angioplasty (PTCA) Balloon Dilatation Catheter and began marketing the device in the United States. The Emerge Catheter is a next-generation pre-dilatation balloon catheter designed specifically to offer exceptional deliverability for physicians to address challenging lesions in coronary arteries. Both the Monorail® and Over-The-Wire (OTW) options are available. The Emerge Catheter has been commercially available in CE Mark countries since the second quarter of 2012.
Intraluminal Ultrasound Imaging
We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels. The iLab® Ultrasound Imaging System continues as our flagship console and is compatible with our full line of imaging catheters. This system is designed to enhance the diagnosis and treatment of blocked vessels and heart disorders. Further, iLab systems have been placed in cardiology labs worldwide which provide an installed base through which we expect to launch new products, including an improved line of coronary Intravascular Vessel Imaging catheters and an integrated Fractional Flow Reserve (FFR) device. Following regulatory approval, these Imaging products would provide our cardiology sales force with a differentiated product offering in one of the fastest growing segments of interventional cardiology.

Structural Heart Therapy

In January 2011, we completed the acquisition of Sadra Medical, Inc. (Sadra). Through the acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat through patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. We believe TAVR is one of the fastest growing medical device markets.

In March 2011, we completed the acquisition of Atritech, Inc. (Atritech). Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation (AF) who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN® LAA), developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. Additionally in August 2012, European regulators approved an expanded indication for the WATCHMAN® LAA Closure Device. The new indication offers patients with AF, and a contraindication to warfarin and the newer oral anticoagulants, a new treatment option for stroke reduction.
Innovation
Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. In addition, we have undertaken strategic acquisitions to help enable us to continue to be a leader in the medical device industry. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, strategic growth adjacencies. We have closed several acquisitions targeting many of these areas. In 2011, we completed the acquisitions of Sadra Medical, Inc., Intelect Medical, Inc., and Atritech, Inc., and in 2012, we completed the acquisitions of Cameron Health Inc., BridgePoint Medical, Inc., Rhythmia Medical Inc., and Vessix Vascular Inc., all discussed above. There can be no assurance that technologies developed internally or acquired through acquisitions and alliances will achieve technological feasibility, obtain regulatory approvals or gain market acceptance, and any delay in the development or approval of these technologies may adversely impact our ability to drive future growth.
Research and Development
Our investment in research and development is critical to driving our future growth. We expended $886 million on research and development in 2012, $895 million in 2011 and $939 million in 2010, representing approximately 12 percent of our net sales each year. Our investment in research and development reflects:

•	regulatory compliance, clinical science, and internal research and development programs, as well as other programs obtained through our strategic acquisitions and alliances; and

•	engineering efforts which incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.
We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter adjacent markets. We are transforming the way we conduct research and development and are scrutinizing our cost structure, which we expect will enhance our overall efficiency and effectiveness. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable and clinically relevant new products and technologies, and focus on bringing them to market in a timely and cost-effective manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We believe our future success will depend upon the strength of these development efforts.

Marketing and Sales
During 2012, we marketed our products to over 13,000 hospitals, clinics, outpatient facilities and medical offices in nearly 100 countries worldwide. The majority of our net sales are derived from countries in which we have direct sales organizations. We also have a network of distributors and dealers who offer our products in certain countries and markets, which accounts for our remaining sales. We expect to continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. We are not dependent on any single institution and no single institution accounted for more than ten percent of our net sales in 2012 or 2011; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales. We have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our businesses maintains dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with physicians. We believe that we have positive working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients.
International Operations
International net sales accounted for approximately 50 percent of our net sales in 2012. Net sales and operating income attributable to our 2012 geographic regions are presented in Note O – Segment Reporting to our 2012 consolidated financial statements included in Item 8 of this Annual Report, incorporated by reference herein. Our international structure operates through three international business units: EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas reporting units. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. We are investing in infrastructure in emerging markets in order to introduce new products and strengthen our sales capabilities in these countries. A discussion of the risks associated with our international operations is included in Item 1A of this Annual Report.
As of December 31, 2012, we had six international manufacturing facilities, including three in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 59 percent of our products sold worldwide during 2012 were manufactured at these facilities. Additionally, we maintain international research and development capabilities in Ireland, as well as physician training centers in France and Japan.
Manufacturing and Raw Materials
We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. By shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on the development and commercial launch of new products and the enhancement of existing products. We continue to implement new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs, and have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness.
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
Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies and we regularly re-address the adequacy and abilities of our suppliers to meet our needs.

In certain cases, we may not be able to quickly establish additional or replacement suppliers for specific materials, components or products, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, components or products could adversely affect our operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems. In addition, our products require sterilization prior to sale and we utilize a mix of internal resources and third-party vendors to perform this service. We believe we have capabilities sufficient to sterilize our products; however, to the extent we or our third-party sterilizers are unable to sterilize our products, whether due to capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (SEC) promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of the Congo and adjoining countries. These rules may impose additional costs on us, including for diligence as to the sources of any conflict minerals used in our products, as well as for any resulting changes we make to products, processes, or sources of supply. In addition, these rules could have an adverse effect on the sourcing, supply, and pricing of materials used in our products.
Quality Assurance
We are committed to providing high quality products to our customers. To meet this commitment, we have implemented updated quality systems and concepts throughout our organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the U.S. All of our manufacturing facilities, including our U.S. and European distribution centers, are certified under the ISO13485 quality system standard, established by the International Standards Organization, for medical devices, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of the certification requires that these facilities undergo periodic re-examination.
In addition, we maintain an on-going initiative to seek ISO14001 certification at our plants around the world. ISO14001 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. We engage in continuous environmental performance improvement efforts, and at present, as it relates to our major manufacturing and Tier 1 distribution facilities, 13 of our 14 facilities have attained ISO14001 certification. We are committed to achieving ISO14001 certification at all of our major manufacturing facilities and Tier I distribution centers worldwide.
Competition
We encounter significant competition across our product lines and in each market in which we sell our products from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories; Medtronic, Inc.; and St. Jude Medical, Inc. as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
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

Regulatory Environment
The medical devices that we manufacture and market are subject to regulation by numerous worldwide regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device.
In the U.S., authorization to commercially distribute a new device generally can be met in one of three ways. The first process requires that a premarket notification (510(k)) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device, the “predicate” device. Applicants must submit performance data to establish substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) premarket notification. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue a decision finding substantial equivalence before commercial distribution can occur. Changes to cleared devices that could not significantly affect the safety or effectiveness of the device can generally be made without additional 510(k) premarket notifications; otherwise, a new 510(k) is required.
The second process requires the submission of a premarket approval (PMA) application to the FDA to demonstrate that the device is safe and effective for its intended use. This approval process applies to most Class III devices, and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose, and that the proposed manufacturing is in compliance with the Quality System Regulation (QSR). This process is generally more detailed, lengthier and more expensive than the 510(k) process.
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
In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We are also required to comply with the regulations of each other country where we commercialize products, such as the requirement that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) before we can launch new products in Japan.
The FDA and other worldwide regulatory agencies actively monitor compliance to local laws and regulations through review and inspection of design and manufacturing practices, record keeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.
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
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local data in addition to global data.

While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future.
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
Healthcare Reform
Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation); competitive pricing; coverage and payment policies; comparative effectiveness of therapies; technology assessments; and health care delivery structure reforms, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payors, and other stakeholders may be significant. In addition, uncertainty remains regarding the continued implementation of the Patient Protection and Affordable Care Act (ACA) and its impact to our business.
Further, the federal government, as part of the ACA, and certain state governments have enacted laws aimed at increasing transparency in relationships between medical device, biologics and pharmaceutical companies and healthcare professionals (HCPs). As a result, we are required by law to report many types of payments made and items of value provided to HCPs licensed by certain states. On the federal level, we are required to begin tracking financial relationships in August 2013 and reporting by the end of the first quarter of 2014. We have devoted substantial time and financial resources in order to develop and implement enhanced structure, policies, systems and processes in order to comply with these U.S. federal and state legal and regulatory requirements. In addition, certain foreign jurisdictions are currently acting to implement similar laws. Failure to adhere to our policies, comply with required laws or implement adequate policies and practices to address changes to legal and regulatory requirements could have a negative impact on our results of operations. Additionally, new legislation imposes a 2.3 percent excise tax on medical device manufacturers on U.S. sales of Class I, II and III medical devices beginning in January 2013.
Third-Party Coverage and Reimbursement
Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid in the United States), private insurance plans and managed care programs, for the healthcare services provided to their patients.

We expect that pricing of medical devices will remain under pressure as alternative payment models such as bundling, value-based purchasing and accountable care organizations (ACOs) begin to take shape in the United States. Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which we do business. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan, Europe and other markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician's selection of products used to treat patients.
In addition, patients and clinicians are becoming more informed on the risks and benefits of alternative treatments as comparative effectiveness research findings are beginning to be disseminated. Therefore, we believe that compelling clinical and economic data will become increasingly important to demonstrate efficacy and justify the economic benefits of technology purchases.
Third-party payors and governments may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement by payors for these services is based on a wide range of methodologies that may reflect the services' assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and sometimes conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates, often downwards, and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors' coverage policies will not adversely affect our ability to sell our products profitably.
Proprietary Rights and Patent Litigation
We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2012, we held more than 15,000 patents, and had approximately 7,300 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license, except for those relating to our drug-eluting coronary stent systems, is material in relation to our business as a whole.
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

We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Item 3 and Note K – Commitments and Contingencies to our 2012 consolidated financial statements included in Item 8 of this Annual Report for a discussion of intellectual property and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note K, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows.
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
Employees
As of December 31, 2012, we had approximately 24,000 employees, including approximately 12,000 in operations; 6,000 in selling, marketing and distribution; 4,000 in clinical, regulatory and research and development; and 2,000 in administration. Of these employees, we employed approximately 10,000 outside the U.S., approximately 7,000 of whom are in the manufacturing operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success.
Community Outreach
We are committed to making more possible in the communities where we live and work. We bring this commitment to life by supporting global, national and local health and education initiatives, striving to improve patient advocacy, adhering to strong ethical standards that deliver on our commitments, and minimizing our impact on the environment. A prominent example of our ongoing commitment to patients is our Close the Gap program, which aims to eliminate cardiovascular care disparities by helping to ensure all patients - regardless of age, gender, race, ethnicity or primary language - receive access to optimal cardiac care.
To achieve this goal, Close the Gap provides awareness to the community about cardiovascular risk factors, teaches healthcare providers about cultural beliefs and barriers to treatment, and advocates for measures that help ensure all patients receive the cardiovascular care they need. By sponsoring programs and working via partnerships in the community, our Close the Gap program has helped these messages reach over one million people.
Through the Boston Scientific Foundation, established in 2001, we fund non-profit organizations in our local communities. Community grants focus on increasing access to quality healthcare and improving educational opportunities, particularly with regards to science, technology, engineering and math (STEM) education. Boston Scientific has committed to contributing $15 million to our Close the Gap program and STEM education.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Annual Report and information incorporated by reference into this Annual Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business strategy and related financial returns; our growth initiatives, including our emerging markets strategy and investments; acquisitions and related payments, and the integration and impact of acquired businesses and technologies; finalizing the separation of our Neurovascular business; the timing and impact of our restructuring and plant network optimization initiatives, including expected costs and cost savings; our intention not to pay dividends; use of our cash flow; our outstanding accounts receivable in Europe; our estimates for the U.S. and worldwide CRM markets; our estimates for the worldwide coronary stent market; changes in the market and our market share for our other businesses; procedural volumes and pricing pressures; competitive pressures facing our businesses; our royalty and other expenses; clinical trials, including timing and results; our product portfolio; product development and iterations; new and existing product launches, including their timing and acceptance, and their impact on the market and our business; competitive product launches; product performance and our ability to gain a competitive advantage; the strength of our technologies and pipeline; timing of regulatory approvals; our regulatory and quality compliance; expected research and development efforts and the allocation of research and development expenditures; our sales and marketing strategy; reimbursement practices; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand; goodwill and other intangible asset impairment analysis and charges; the effect of new accounting pronouncements on our financial results; the impact of healthcare reform legislation, including compliance with the Affordable Care Act; the effect of new and proposed tax laws, including the medical devise excise tax; the outcome and timing of matters before taxing authorities; our tax position and income tax reserves, and our ability to realize all our deferred tax assets; the outcome and impact of intellectual property, qui tam actions, governmental investigations and proceedings and litigation matters; adequacy of our reserves; the drivers and impact of our investment ratings; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our credit facilities, or to renegotiate the terms of or obtain waivers for compliance with those covenants. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

The forward-looking statements in this Annual Report are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors” and the specific risk factors discussed below and in connection with forward-looking statements throughout this Annual Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These factors, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the forward-looking statements. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; litigation and governmental investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We caution each reader of this Annual Report to consider carefully these factors.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Item 1A - Risk Factors.

Our Businesses

•	Our ability to increase CRM net sales, including for both new and replacement units, expand the market and capture market share;

•
The volatility of the coronary stent market and our ability to increase our drug-eluting stent systems net sales, including with respect to our SYNERGY™, PROMUS® Element™ and Promus PREMIER™ stent systems, and capture market share;

•
The on-going impact on our business, including CRM and coronary stent businesses, of physician alignment to hospitals, governmental investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed, including with respect to the drug-eluting coronary stent market the average number of stents used per procedure, and average selling prices;

•	Competitive offerings and related declines in average selling prices for our products, particularly our drug-eluting coronary stent systems and our CRM products;

•	The performance of, and physician and patient confidence in, our products and technologies, including our coronary drug-eluting stent systems and CRM products, or those of our competitors;

•	The impact and outcome of ongoing and future clinical trials, including coronary stent and CRM clinical trials, and market studies undertaken by us, our competitors or other third parties;

•
Our ability to timely and successfully launch new or next-generation products and technology features worldwide and across our businesses in line with our commercialization strategies, including our S-ICD® system;

•	The effect of consolidation and competition in the markets in which we do business, or plan to do business;

•
Disruption in the manufacture or supply of certain components, materials or products, or the failure to timely secure alternative manufacturing or additional or replacement components, materials or products;

•	Our ability to retain and attract key personnel, including in our cardiology and CRM sales force and other key cardiology and CRM personnel;

•	The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including the associated timing and cost of product approval; and

•
The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies.

Regulatory Compliance and Litigation

•
The impact of healthcare policy changes and legislative or regulatory efforts in the U.S. and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other healthcare reform legislation;

•
Risks associated with our regulatory compliance and quality systems and activities in the U.S. and around the world, including meeting regulatory standards applicable to manufacturing and quality processes;

•
Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and processes and the on-going inherent risk of potential physician advisories related to medical devices;

•	The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes as well as economic pressures;

•	The effect of our litigation and risk management practices, including self-insurance, and compliance activities on our loss contingencies, legal provision and cash flows;

•
The impact of, diversion of management attention as a result of, and costs to cooperate with, litigate and/or resolve, governmental investigations and our class action, product liability, contract and other legal proceedings; and

•	Risks associated with a failure to protect our intellectual property rights and the outcome of patent litigation.

Innovation and Certain Growth Initiatives

•
The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies, and the ultimate cost and success of those initiatives and opportunities;

•
Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of in-process projects from purchased research and development;

•
Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable revenue growth opportunities as well as to keep them in line with the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies;

•
Our ability to successfully develop, manufacture and market new products and technologies in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete;

•
The impact of our failure to succeed at or our decision to discontinue, write-down or reduce the funding of any of our research and development projects, including in-process projects from purchased research and development, in our growth adjacencies or otherwise;

•
Dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets, and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments; and

•	The failure to successfully integrate and realize the expected benefits from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•	Our dependency on international net sales to achieve growth, including in emerging markets;

•	The impact of changes in our international structure and leadership;

•
Risks associated with international operations and investments, including political and economic conditions, protection of our intellectual property, compliance with established and developing local legal and regulatory requirements as well as changes in reimbursement practices and policies;

•
Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in product diversification and emerging markets such as Brazil, Russia, India and China;

•	Our ability to execute and realize anticipated benefits from our investments in emerging markets; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, litigation settlements, share repurchases and strategic investments and acquisitions as well as maintaining our investment grade ratings and managing our debt levels and covenant compliance;

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	The unfavorable resolution of open tax matters, exposure to additional tax liabilities and the impact of changes in U.S. and international tax laws;

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations;

•	The impact of goodwill and other intangible asset impairment charges, including on our results of operations; and

•	The impact of the European sovereign debt crisis on our ability to collect outstanding and future receivables and/or sell receivables under our factoring programs.

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2011 Restructuring plan as expanded and as a result of our 2010 Restructuring plan and Plant Network Optimization program; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring plans and divestitures of assets or businesses and implementing strategic and restructuring initiatives.

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
We have experienced pricing pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, economic pressures experienced by our customers, and the impact of managed care organizations and other third-party payors. Competitive pricing pressures have particularly affected our drug-eluting coronary stent system offerings. We estimate that the average selling price of our drug-eluting stent systems in the U.S. decreased seven percent in 2012 as compared to the prior year. Continued declines in average selling prices of our products due to pricing pressures may have an adverse impact on our results of operations.
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
Net sales from drug-eluting coronary stent systems represented approximately 18 percent of our consolidated net sales during 2012. In 2012, lower average selling prices driven by competitive and other pricing pressures and declines in procedural volumes resulted in a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of the market. There can be no assurance that these and other factors will not further impact our share of the U.S. or worldwide drug-eluting stent markets, that we will regain or gain share of the U.S. or worldwide drug-eluting stent markets, or that the size of the U.S. drug-eluting stent market will reach previous levels or will not decline further, all of which could materially adversely affect our results of operations or financial condition. In addition, a delay in the timing of the launch of next-generation products, the overall performance of, and continued physician confidence in, those products may result in a further decline in our market share and have an adverse impact on our results of operations.
Net sales from our CRM group represented approximately 26 percent of our consolidated net sales in 2012. Our CRM net sales declined in 2012 primarily due to the impact of average selling price pressures driven by governmental, competitive and other pricing pressures, and lower procedural volumes as a result of continued contraction in the U.S. ICD market. Further, physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants, the U.S. Department of Justice investigation into hospitals' ICD implant practices, the expansion of Medicare recovery audits and ongoing physician alignment to hospitals have had, and may continue to have, a negative impact on the size of the CRM market. Our U.S. ICD sales represented approximately 45 percent of our worldwide CRM net sales in 2012, and any changes in this market could have a material adverse effect on our financial condition or results of operations. There can be no assurance that the size of the CRM market will increase above existing levels or that we will be able to increase CRM market share or increase net sales in a timely manner, if at all. Decreases in market size or our share of the CRM market and decreases in net sales from our CRM products could have a significant impact on our financial condition or results of operations. In addition, our inability to increase our worldwide CRM net sales could result in future goodwill and other intangible asset impairment charges. Further, variability in the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, or may result in a loss of market share and adversely impact our results of operations.
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

This consolidation has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. There can be no assurance that measures we may take to address these trends will succeed. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may continue to exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories; Medtronic, Inc.; and St. Jude Medical, Inc., as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
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
Sales outside the U.S. accounted for approximately 50 percent of our net sales in 2012. Additionally, a significant percentage of our future growth is expected to come from international operations, including from our increased sales presence and other investments in emerging markets such as Brazil, Russia, China and India. We recently created a new Asia-Pacific regional organization under new leadership to further increase our capabilities and strengthen our position in this fast growing region. Sales practices in certain international markets, however, may be inconsistent with our desired business practices and U.S. legal requirements, which may impact our ability to expand as planned. In addition, we continue to invest in infrastructure in Brazil, China and India, including the development of a world class training center for healthcare providers and invest in local research and development and clinical studies. However, risks and uncertainties related to political and economic conditions in these regions, traditional business practices, foreign currency fluctuations, interest rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development complications and intellectual property protection may adversely impact our ability to implement our business strategy in these markets and, as a result, our sales growth and operating profits from our international operations may be adversely affected.
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
Most international jurisdictions have regulatory approval and periodic renewal requirements for medical devices, and countries that previously did not have regulatory requirements for medical devices may adopt such requirements; we must comply with these requirements in order to market our products in these jurisdictions. In addition, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause us and other medical device manufacturers to experience more uncertainty, delay, risk and expense. We expect the international regulatory environment will continue to evolve, which could impact our ability to obtain approvals for our products in those jurisdictions, which may have a material impact on our business.

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
As part of our strategy to maximize stockholder value we use financial leverage to reduce our cost of capital. Our outstanding debt balance was at $4.256 billion as of December 31, 2012 and $4.261 billion as of December 31, 2011. In February 2012, Moody's Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating, and in July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating. In addition, Standard & Poor's Ratings Services has maintained an investment-grade corporate credit rating for us since 2009. We believe these ratings reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals. Our inability to maintain investment grade credit ratings at the three ratings agencies, however, could increase our cost of borrowing funds in the future. Delays in our product development and new product launches, disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit facilities contain financial covenants that require us to maintain specified financial ratios. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, and we could be required to repay any borrowings on demand.
We may record future goodwill impairment charges or other asset impairment charges related to one or more of our business or regional reporting units, which could materially adversely impact our results of operations.
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test in the second quarter of 2012, we concluded that the revenue growth rates projected for our Europe, Middle East and Africa (EMEA) reporting unit would be slightly lower than our previous estimates primarily driven by macro-economic factors, and our performance in the European market. We concluded that the goodwill within the EMEA reporting unit was impaired and recorded a non-cash $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by the reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts.
We continue to identify three reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $216 million of remaining allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.380 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.266 billion of allocated goodwill, each as of December 31, 2012. As of December 31, 2012, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) was approximately seven to 11 percent. During the fourth quarter of 2012, the level of excess fair value over carrying value of our U.S. Cardiovascular reporting unit declined as a result of our performance, declines in our market share due to competitive launches, and continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes.
Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the third quarter of 2012, the carrying value of our U.S. CRM reporting unit continues to exceed its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of the amortizable intangible assets allocated to the U.S. CRM reporting unit was approximately $3.303 billion as of December 31, 2012. In accordance with ASC Topic 350, we tested the amortizable intangible assets as of September 30, 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.636 billion globally as of December 31, 2012) are sensitive to changes in future cash flow assumptions and our CRM business performance. The $4.636 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.

On a quarterly basis, we monitor the key drivers of fair value for our reporting units to detect events or other changes that would warrant an interim impairment test of our goodwill. We also monitor quarterly for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. For each of these assets, relatively small declines in the future performance and cash flows of the reporting unit or asset group, changes in our reporting units or in the structure of our business as a result of future reorganizations or divestitures of assets or businesses, or small changes in other key assumptions, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.
Failure to integrate acquired businesses into our operations successfully, or effectively manage the separation activities relating to the divestiture of our Neurovascular business, could adversely affect our business, financial condition and operating results.
As part of our strategy to realign our business portfolio, we completed several acquisitions in 2012 and 2011 in our strategic growth areas and may pursue additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management's time. Some of the factors that could affect the success of our acquisitions include, among others, the strength of the acquired companies' underlying technology and ability to execute, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of the combined acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so and if our acquisitions are not successful, we may record related asset impairment charges in the future.
In addition, we closed the sale of our Neurovascular business to Stryker Corporation in January 2011. The divestiture of this business continues to involve a number of risks, including the diversion of management and employee attention and unexpected costs and delays, including with respect to the transfer of certain manufacturing facilities that we expect to occur during 2013. In addition, we are providing post-closing services through a transition services agreement, and are also manufacturing and supplying products to Stryker. These transition services and supply arrangements are expected to end in 2013. Our inability to effectively manage the separation activities and events could adversely affect our business, financial condition and results of operations.
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
Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business. These acquisitions, investments and alliances have been a significant source of our growth. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•	whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us, if at all; and

•	intellectual property and litigation related to newly acquired technologies.

Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size or nature.
We may not realize the expected benefits from our restructuring and optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to additional unintended consequences.

In January 2013, we announced an expansion of our 2011 Restructuring plan (the Expansion), which is intended to further strengthen our operational effectiveness and efficiencies and support new investments, which we expect to increase stockholder value. Key activities under the Expansion include further initiatives to: standardize and automate certain processes and activities; relocate select administrative and functional activities; rationalize organizational reporting structures; expand shared services; and align expenses to revenues within certain divisions and geographic regions. In addition, they include further efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies.

Further, in February 2010, we announced a 2010 Restructuring plan designed to strengthen and position us for long-term success. Key activities under the 2010 Restructuring plan included the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the realignment of our international structure; and the reprioritization and diversification of our product portfolio. Additionally, in January 2009, we announced our Plant Network Optimization program, aimed at simplifying our plant network, reducing our manufacturing costs and improving gross margins. Activities under our 2010 Restructuring plan were completed in 2012, and our Plant Network Optimization program was substantially completed in 2012. Cost reduction initiatives under these collective plans include various cost and efficiency improvement measures, which may include headcount reductions; the relocation of certain resources as well as administrative and functional activities; the closure of certain facilities; the transfer of certain production lines; the sale of certain non-strategic assets and other efforts to streamline our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity. We may be unable to attract or retain key personnel. Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, headcount reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our expense reduction programs result in charges and expenses that impact our operating results. We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

Current domestic and international economic conditions could adversely affect our results of operations.

The continued global financial uncertainty, including the European sovereign debt crisis, has caused disruption in the financial markets, including diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy and the strength and timing of economic recovery remains uncertain. We cannot predict to what extent the global economic slowdown and European sovereign debt crisis may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors. In addition, current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products. Further, our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. For example, our net sales have been adversely impacted by reductions in procedural volumes due to unemployment levels and other economic factors, and these reductions may continue. In addition, the European sovereign debt crisis may impact our future ability to transfer receivables to third parties in certain Southern European countries. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding. Within Italy, Spain, and Portugal the number of days our receivables are outstanding has increased above historical levels. While we are pursuing alternative factoring providers and financing arrangements to mitigate our credit exposure to receivables in this region, there can be no assurances that we will be able to mitigate our risk of further reductions in cash flow in this region. In addition, conditions in the financial markets and other factors beyond our control may also adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes.

Healthcare policy changes, including recently passed healthcare reform legislation, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and alternative payment models, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Our strategic initiatives include measures to address this trend; however, there can be no assurance that any of our strategic measures will successfully address this trend.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the U.S., this healthcare reform law will materially impact us. Certain provisions of the law will not be effective until 2014 and 2015 and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood. However, on June 28, 2012, the United States Supreme Court upheld the constitutionality of the law's mandate requiring individuals to purchase health insurance but rejected specific provisions that would have penalized states that did not expand their current Medicaid programs. As a result of this ruling and other factors, we expect implementation of most of the major provisions of the law to continue. As currently enacted, the law imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of

Class I, II and III medical devices beginning in 2013. U.S. net sales represented approximately 50 percent of our worldwide net sales in 2012 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this law as currently enacted, including comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products, reduce medical procedure volumes or increase cost containment pressures on us or other participants in the healthcare industry could adversely affect our business and results of operations.
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
Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, or other international countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Major third-party payors for hospital services in the U.S. and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed, has led to increased physician employment by hospitals in the U.S., and has shifted services between inpatient and outpatient settings. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products.
We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;

•	require changes to products; and

•	result in limitations on the indicated uses of products.

In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries. There can be no assurance that we will receive the required approvals for new products, recertifications or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future.
The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the FDC Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.
Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA or by comparable agencies in foreign countries could have a material adverse effect on our business, financial condition or results of operations.
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
In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. If we are unable to develop and launch products as anticipated, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate, and have completed several acquisitions involving, opportunities to further expand our presence in, and diversify into priority growth areas. Expanding our focus beyond our current businesses is expensive and time-consuming. Further, there can be no assurance that we will be able to access these technologies on terms favorable to us, or that these technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.
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
The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), and the Department of Defense. We have also received subpoenas and other requests for information from comparable international governmental agencies. These investigations relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices. We have cooperated with these investigations and responded to these requests, and expect to continue to do so in the future. We cannot predict when the investigations will be resolved, the outcome of these investigations or their impact on us, and cooperation may involve significant costs, including document production costs. An adverse outcome in one or more of these investigations could include the commencement of civil and criminal proceedings; substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to existing CIAs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. For example, in 2009, we entered into a civil settlement with the DOJ regarding the DOJ's investigation relating to certain post-market surveys conducted by Guidant Corporation before we acquired Guidant in 2006. As part of the settlement, we entered into a CIA with the Office of Inspector General for HHS. The CIA requires enhancements to certain compliance procedures related to financial arrangements with healthcare providers. The obligations imposed upon us by the CIA and cooperation with ongoing investigations involve employee resource costs and diversion of employee focus. We may incur additional future costs to fulfill the obligations imposed upon us by the CIA. Further, the CIA, and if any of the ongoing investigations continue over a long period of time, could further divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.
In addition, certain state governments (including that of Massachusetts, where we are headquartered) and the federal government have enacted legislation aimed at increasing transparency of our interactions with healthcare providers. As a result, we are required by law to disclose payments and other transfers for value to healthcare providers licensed by certain states and, starting with payments or other transfers of value made on or after August 1, 2013, to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we have and may continue to devote substantial additional time and financial resources to further develop and implement enhanced structure, policies, systems and processes to comply with enhanced legal and regulatory requirements, which may also impact our business.

Further, Supreme Court case law has clarified that the FDA's authority over medical devices preempts certain state tort laws, but recently federal appeals courts have determined that some state tort law claims remain, and legislation has been introduced at the federal level to allow state intervention, all of which could lead to increased and inconsistent regulation at the state level.
Changes in tax laws, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.
We are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. We are subject to on-going tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures, including potential tax audit adjustments related to transfer pricing methodology disputes. We have received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. We have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. There can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these audits could have a material impact on our results of operations or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, new legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. Proposals for fundamental U.S. corporate tax reform, if enacted, could have a significant adverse impact on our future results of operations.

We may not effectively be able to protect our intellectual property or other sensitive Company data, which could have a material adverse effect on our business, financial condition or results of operations.

The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable and appellate courts can overturn lower court patent decisions. Furthermore, as our business increasingly relies on technology systems and infrastructure, our intellectual property, other proprietary technology and other sensitive Company data is potentially vulnerable to loss, damage or misappropriation.

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

Furthermore, our intellectual property, other proprietary technology and other sensitive Company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access, and other events. While we have invested to protect our intellectual property and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.

Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2012 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.
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
Product liability claims may be brought by individuals or by groups seeking to represent a class. We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2012 consolidated financial statements included in Item 8 of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity.
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
Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In some instances, for example, if the interruption is a result of a failure to follow regulatory protocols and procedures, we may experience delays in resuming production of affected products due primarily to needs for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
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

We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess opportunities to improve operational effectiveness and better align expenses with revenues, while preserving our ability to make needed investments, research and development projects, capital and our people that we believe are essential to our long-term success. In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees, particularly in emerging markets as the trend toward globalization continues. If we are unable to attract key personnel in a timely manner, including key sales and other personnel who have critical industry experience and relationships in the regions in which we operate, including in emerging markets such as Brazil, Russia, India and China, it may have an adverse effect on our business and our ability to drive growth, including through execution of our strategic initiatives. Furthermore, some of the key personnel for whom we compete have post-employment arrangements with their current or former employer that may impact our ability to hire them or expose us and them to claims. In addition, if we are unable to retain and focus our existing key personnel it may have an adverse effect on our business, financial condition and results from operations. Moreover, we recently completed changes in our senior management structure, which may lead to inefficiencies and have an adverse effect on our business and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES
Our world headquarters are located in Natick, Massachusetts, with additional support provided from regional headquarters located in Singapore and Paris, France. On November 8, 2012 we announced that we are consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we expect to establish a new global headquarters campus. As of December 31, 2012, our principal manufacturing and technology centers were located in Minnesota, California, and Indiana within the U.S; as well as internationally in Ireland, Costa Rica and Puerto Rico. Our products are distributed worldwide from customer fulfillment centers in Massachusetts, The Netherlands and Japan. As of December 31, 2012, we maintained 12 major manufacturing facilities, including six in the U.S., three in Ireland, two in Costa Rica, and one in Puerto Rico, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2012 (in approximate square feet):

	Owned	Leased	Total
U.S.	4,739,000	1,329,000	6,068,000
International	1,512,000	1,227,000	2,739,000
	6,251,000	2,556,000	8,807,000

We regularly evaluate the condition and capacity of our facilities to ensure they are suitable for the development, manufacturing, and marketing of our products, and provide adequate capacity for current and expected future needs.

ITEM 3. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our 2012 consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference.

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

2012	High	Low
First Quarter	$6.36	$5.30
Second Quarter	6.31	5.51
Third Quarter	5.82	4.97
Fourth Quarter	5.82	5.07

2011
First Quarter	$7.78	$6.85
Second Quarter	7.79	6.57
Third Quarter	7.28	5.62
Fourth Quarter	5.90	5.09
Holders
The closing price of our common stock on February 15, 2013 was $7.54. As of February 15, 2013, there were 14,707 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2012 or 2011. We currently do not intend to pay dividends, and intend to retain all of our earnings to invest in the continued growth of our business and return value to shareholders by buying back shares of our common stock pursuant to our share repurchase authorizations. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
During 2012, we used $600 million of cash generated from operations to repurchase approximately 105 million shares of our common stock pursuant to our share repurchase authorizations and in 2011 we used $492 million of cash generated from operations to repurchase approximately 82 million shares of our common stock pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2012 consolidated financial statements contained in Item 8 of this Annual Report.

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 during the fourth quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
10/01/12 - 10/31/12	—	$—	—
11/01/12 - 11/30/12	17,937,915	$5.55	17,937,915
12/01/12 - 12/31/12	—	$—	—
Total	17,937,915	$5.55	17,937,915	$119,551,196

* On July 28, 2011, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $1.0 billion of our common stock and re-approved approximately 37 million shares remaining under our previous share repurchase program. The approximate aggregate dollar value of the remaining shares that may yet be purchased under the plans and programs in the table above, was calculated using a stock price of $5.73 for the approximately 21 million shares authorized under our previous share repurchase program, which was the closing stock price of our common stock on December 31, 2012, as reported on the New York Stock Exchange. As of December 31, 2012, we had no remaining authorization available under our 2011 share repurchase program.

On January 25, 2013, our Board of Directors approved a new program authorizing the repurchase up to $1.0 billion of our common stock.
Sale of Unregistered Securities
During the three years ended December 31, 2012, fewer than 20 employees purchased approximately 3,150 shares of our common stock.  The issuance of such shares was pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4(2) of the Securities Act.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2007, and that all dividends were reinvested.

ITEM 6.     SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2012	2011	2010	2009	2008
Net sales	$7,249	$7,622	$7,806	$8,188	$8,050
Gross profit	4,900	4,963	5,207	5,612	5,581
Total operating expenses	8,768	4,059	5,863	6,506	7,086
Operating income (loss)	(3,868)	904	(656)	(894)	(1,505)
Income (loss) before income taxes	(4,107)	642	(1,063)	(1,308)	(2,031)
Net income (loss)	(4,068)	441	(1,065)	(1,025)	(2,036)
Net income (loss) per common share:
Basic	$(2.89)	$0.29	$(0.70)	$(0.68)	$(1.36)
Assuming dilution	$(2.89)	$0.29	$(0.70)	$(0.68)	$(1.36)
Balance Sheet Data

As of December 31,	2012	2011	2010	2009	2008
Cash, cash equivalents and marketable securities	$207	$267	$213	$864	$1,641
Working capital (1)	1,250	1,298	1,006	1,577	2,219
Total assets	17,154	21,290	22,128	25,177	27,139
Borrowings (long-term and short-term)	4,256	4,261	5,438	5,918	6,745
Stockholders’ equity	6,870	11,353	11,296	12,301	13,174
Book value per common share	$5.07	$7.84	$7.43	$8.14	$8.77

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

See also Note C - Divestitures and Assets Held for Sale to our 2012 consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report.
Executive Summary
Financial Highlights and Trends
In 2012, we generated net sales of $7.249 billion, as compared to $7.622 billion in 2011, a decrease of $373 million, or five percent. Our net sales were unfavorably impacted by $123 million from foreign currency fluctuations in 2012 as compared to 2011 and sales related to our divested Neurovascular business declined $19 million in 2012. Refer to Note C - Divestitures and Assets Held for Sale included in Item 8 of this Annual Report for additional information on the Neurovascular divestiture. Excluding the impact of foreign currency and sales from divested businesses, our net sales decreased $232 million, or three percent, as compared to the prior year. This decrease was due primarily to constant currency declines in net sales from our Interventional Cardiology business of $266 million and Cardiac Rhythm Management (CRM) business of $145 million. These decreases were partially offset by constant currency increases in net sales from our Endoscopy business of $84 million, from our Peripheral Interventions business of $56 million, and net sales from our Neuromodulation business of $32 million, as compared to the same period in the prior year.1 Refer to the Business and Market Overview section for further discussion of our sales results.
Our reported net loss in 2012 was $4.068 billion, or $2.89 per share. Our reported results for 2012 included goodwill and intangible asset impairment charges; acquisition- and divestiture-related net credits, restructuring- and litigation-related charges; discrete tax items and amortization expense (after-tax) of $5.001 billion, or $3.55 per share. Excluding these items, net income for 2012 was $933 million, or $0.66 per share1.
Our reported net income in 2011 was $441 million, or $0.29 per share. Our reported results for 2011 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; discrete tax items; and amortization expense (after-tax) of $577 million, or $0.38 per share. Excluding these items, net income for 2011 was $1.018 billion, or $0.67 per share1. The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP results	$(4,107)	$39	$(4,068)	$(2.89)
Non-GAAP adjustments:
Goodwill and other intangible asset impairment charges	4,492	(46)	4,446	3.15
Acquisition- and divestiture-related net credits	(50)	14	(36)	(0.02)
Restructuring-related charges	160	(38)	122	0.09
Litigation-related charges	192	(74)	118	0.08
Discrete tax items		2	2	—
Amortization expense	395	(46)	349	0.25
Adjusted results	$1,082	$(149)	$933	$0.66
1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information in this Item 7 for a discussion of management’s use of these non-GAAP financial measures.

	Year Ended December 31, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP results	$642	$(201)	$441	$0.29
Non-GAAP adjustments:
Goodwill and other intangible asset impairment charges	718	(5)	713	0.47
Acquisition- and divestiture-related net credits	(798)	229	(569)	(0.37)
Restructuring-related charges	129	(39)	90	0.06
Litigation-related charges	48	(18)	30	0.02
Discrete tax items		(27)	(27)	(0.02)
Amortization expense	421	(81)	340	0.22
Adjusted results	$1,160	$(142)	$1,018	$0.67
1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information in this Item 7 for a discussion of management’s use of these non-GAAP financial measures.
Cash generated by operating activities was $1.260 billion in 2012, as compared to $1.008 billion in 2011. Our operating cash flows in 2011 included approximately $300 million of one-time litigation-related payments. Our cash generated from operations continues to be a significant source of funds for investing in our growth and returning value to shareholders by buying back shares of our common stock, pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2012 consolidated financial statements contained in Item 8 of this Annual Report. During 2012, we used approximately $600 million of cash generated from operations to repurchase approximately 105 million shares of our common stock, as compared to 2011 in which approximately $492 million of cash generated from operations was used to repurchase approximately 82 million shares of our common stock. As of December 31, 2012, we had total debt of $4.256 billion, cash and cash equivalents of $207 million and working capital of $1.250 billion. In February 2012, Moody's Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating, with a stable outlook. We now hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy.

Business and Market Overview
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $1.252 billion in 2012, as compared to $1.187 billion in the 2011, an increase of $65 million, or five percent. U.S. net sales of our Endoscopy products were $605 million in 2012, as compared to $562 million in the prior year. Our international net sales were $647 million in 2012, as compared to $625 million in 2011, and included a $19 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $84 million, or seven percent, in 2012, as compared to 2011. This performance was primarily the result of growth across several of our key product franchises, including our biopsy business; our biliary device franchise driven by continued growth in our Expect™ Endoscopic Ultrasound Aspiration Needle; our metal stent franchise driven by our industry-leading WallFlex® product family, which now includes our WallFlex® Biliary Transhepatic stent system for treatment of biliary strictures, launched in the first quarter of 2012; and our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding.
In October 2010, we completed our acquisition of Asthmatx, Inc. Through Asthmatx, we design, manufacture and market a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both Conformite Europeenne (CE) Mark and U.S. Food and Drug Administration (FDA) approval and is the first device-based asthma treatment approved by the FDA. In the third quarter of 2012, the American Medical Association (AMA) Current Procedural Terminology (CPT) editorial panel assigned category I CPT codes specifically for bronchial thermoplasty beginning January 1, 2013. The Category I CPT procedure codes are recognized by all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. We believe these codes will provide greater access to treatment for patients with poorly controlled severe asthma, help facilitate claims processing and help private payers' approve coverage for this form of treatment. We continue to focus on driving commercialization and increased awareness of the Alair® System. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business. During 2012, we saw growth in our Alair® System product line with worldwide net sales of $11 million in 2012 as compared to approximately $4 million in 2011.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $774 million in 2012, as compared to $731 million in 2011, an increase of $43 million, or six percent. Our U.S. net sales of these products were $340 million in 2012, as compared to $310 million in 2011. Our international net sales were $434 million in 2012, as compared to $421 million in 2011, and included a $13 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $56 million, or eight percent, in 2012 as compared to 2011. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise as the result of new product launches in stents, balloons and chronic total occlusions (CTO) devices, which we expect to continue to drive our future growth. We also recently announced the acquisition of Vessix Vascular, Inc., a developer of catheter-based renal denervation systems for the treatment of uncontrolled hypertension. Through the acquisition of Vessix we added a second generation, highly differentiated technology to our hypertension strategy, and we believe this technology will accelerate our entry into the hypertension market. We expect to launch this technology commercially in Europe and certain other international markets in 2013. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
Neuromodulation
Our Neuromodulation business offers the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $367 million in 2012, as compared to $336 million in 2011, an increase of $31 million, or nine percent. Our U.S. net sales of Neuromodulation products were $342 million in 2012, as compared to $317 million in the prior year, and our international net sales of these products were $25 million in 2012 and $19 million in 2011. Excluding the negative impact of changes in foreign currency exchange rates of $1 million, our Neuromodulation worldwide net sales in 2012 grew nine percent as compared to the prior year. The increase was primarily driven by U.S. net sales as a result of strong sales of our Infinion™ 16 Percutaneous Lead, which received FDA approval in the fourth quarter of 2011, and continued focus on commercial execution. During the third quarter of 2012, we received CE Mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease in Europe and we expect to begin our U.S. pivotal study for the treatment of Parkinson's disease in 2013. We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.
In addition, during the fourth quarter of 2012 we received CE Mark approval for the Precision Spectra™ Spinal Cord Stimulator (SCS) System. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $500 million in 2012, as compared to $498 million in 2011, an increase of approximately $2 million, or less than one percent. Our U.S. net sales were $355 million in 2012, as compared to $362 million in 2011. Our international net sales were $145 million in 2012, as compared to $136 million for the prior year, and included a $3 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Urology/Women's Health net sales increased $5 million, or one percent, in 2012, as compared to 2011.
Our Urology business grew approximately five percent on strong sales execution and continued commercial expansion. However, our Women's Health business declined 11 percent primarily due to continued pressures on elective procedures and lower sales levels following the FDA release of a Public Health Notice update in July 2011 regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse.
Despite the recent performance of the Urology/Women's Health division, due primarily to the market contraction as a result of the 2011 FDA release of a Public Health Notice update, we believe that our Urology/Women's Health business has the opportunity for growth as a result of our pipeline of upcoming product launches and our plans to continue expanding the global footprint of this business.
Electrophysiology
Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next generation Blazer™ Prime ablation catheter, and our Blazer™ Open-Irrigated Catheter, launched in select European countries. Worldwide net sales of our Electrophysiology products were $147 million in 2012 and 2011. Our U.S. net sales of these products were $108 million in 2012, as compared to $107 million in 2011. Our international net sales of these products were $39 million in 2012 and $40 million in 2011 and included a negative impact from changes in foreign currency exchange rates of $2 million. Excluding the impact of changes in foreign currency exchange rates, our worldwide Electrophysiology net sales, increased $2 million, or one percent, in 2012, as compared to 2011.
Additionally, on October 9, 2012, we acquired Rhythmia Medical, Inc., a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We believe that this acquisition, as well as our other expected product launches, will help to position us to competitively participate in the fast-growing Electrophysiology market. In January 2013, the first patient was enrolled in the ZERO AF clinical trial to evaluate the safety and effectiveness of the Blazer® Open-Irrigated Temperature Ablation Catheter in patients with symptomatic, drug refractory paroxysmal atrial fibrillation. The results of the ZERO AF trial are expected to be used to support a FDA regulatory submission for a paroxysmal atrial fibrillation indication. The Blazer Open-Irrigated Catheter is our first entry into the open-irrigated catheter segment and is approved for use in CE Mark countries and Canada.  The Blazer Open-Irrigated Catheter offers the Total Tip Cooling™ design, engineered to consistently cool the entire tip of the electrode during radiofrequency energy delivery to treat many heart rhythm disorders including paroxysmal atrial fibrillation.
Cardiac Rhythm Management
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $1.908 billion represented approximately 26 percent of our consolidated net sales for 2012. Our worldwide CRM net sales decreased $179 million, or nine percent, in 2012, as compared to the prior year. Our U.S. CRM net sales decreased $114 million, or nine percent, in 2012 as compared to 2011. Our international CRM net sales decreased $65 million, or seven percent, in 2012, as compared to 2011, and included a $34 million negative impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates our 2012 worldwide CRM net sales decreased $145 million, or seven percent, as compared to 2011.

The following are the components of our worldwide CRM net sales:

	Year Ended			Year Ended
(in millions)	December 31, 2012			December 31, 2011
	U.S.	International	Total	U.S.	International	Total
ICD systems	$858	$521	$1,379	$949	$569	$1,518
Pacemaker systems	256	273	529	279	290	569
CRM products	$1,114	$794	$1,908	$1,228	$859	$2,087
The reduction in our CRM net sales during 2012 as compared to 2011, is primarily due to the impact of average selling price pressures driven by governmental, competitive and other pricing pressures, and lower procedural volumes as a result of continued contraction in the U.S. ICD market due to a variety of factors, including physician reaction to study results published by the Journal of the American Medical Association in prior years regarding evidence-based guidelines for ICD implants, U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, as well as on-going physician alignment to hospitals. In addition, our sales levels related to replacement procedures were lower than the prior year due to historical product recalls and subsequent reductions in our denovo (first time) ICD implants following these recalls. However, we believe that our U.S. denovo ICD share increased throughout 2012 as a result of our INCEPTA™ and ENERGEN™ line of defibrillators launched in the fourth quarter of 2011, and our highly-reliable RELIANCE lead platform.
In the first half of 2012, we launched our INGENIO™ family of pacemaker systems in the U.S. and EMEA, and in July 2012, we received CE Mark approval for use of our INGENIO™ and ADVANTIO™ pacemakers in patients in need of a magnetic resonance imaging (MRI) scan, which we believe represents a significant advancement to our family of pacemaker devices. In the second quarter of 2012, we received FDA approval for our INVIVE™ cardiac resynchronization therapy pacemakers (CRT-Ps). During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has received CE Mark approval and is available in EMEA. In September 2012 we received FDA approval for the S-ICD® system and commenced a limited commercial launch in the United States. We believe these recent product developments will help to better position us within the CRM market.
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
During the third quarter of 2012, we recorded a goodwill impairment charge, primarily driven by the reduction in the estimated size of the U.S. CRM market and related adjustments to our business, and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. Additionally, during the second quarter of 2012, we recorded a goodwill impairment charge related to our EMEA business. The EMEA goodwill impairment charge was primarily driven by our revised projections for revenue growth in EMEA which were slightly lower than our previous estimates; which was primarily due to macro-economic factors and our performance in the European market. Refer to Results of Operations for further details.

Interventional Cardiology (Coronary Stent Systems)
We offer innovative products in the coronary stent market to treat coronary artery disease. We market our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent platform in all major markets worldwide, as well as our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system. Beginning in the first quarter of 2013, we also received CE Mark approval and launched our next-generation Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Europe and other select geographies. We are the only company in the industry to offer a two-drug platform strategy with our paclitaxel-eluting and everolimus-eluting stent system offerings, and we offer a broad range of stent sizes. During the fourth quarter of 2012, we received CE Mark approval for the SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating. The SYNERGY Stent is unique in that its proprietary polymer and everolimus drug coating dissipate by three months. This innovation has the potential to improve post-implant vessel healing and will eliminate long-term polymer exposure, a possible cause of late adverse events. During the fourth quarter of 2012 we also enrolled the first patient in the EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY Stent System and support U.S. FDA and Japanese regulatory approvals for this technology.
Worldwide net sales of our coronary stent systems, with the inclusion of bare-metal stent systems, was $1.363 billion or approximately 19 percent of our consolidated net sales in 2012. Our worldwide net sales of these products decreased $257 million, or 16 percent, in 2012, as compared to 2011. Excluding the impact of changes in foreign currency exchange rates, which had a $33 million negative impact on our coronary stent system net sales in 2012, as compared to the prior year, net sales of these products decreased $224 million, or 14 percent. Our U.S. net sales of drug-eluting stent systems decreased $193 million, or 26 percent, in 2012, as compared to 2011. This decrease was primarily related to lower market share due to competitive launches in 2012, continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes. Our international drug-eluting stent system net sales decreased $39 million, or five percent, in 2012, as compared to the previous year. Excluding the impact of changes in foreign currency exchange rates, our international drug-eluting stent system net sales decreased $11 million, or two percent due to continued lower market share related to competitive launches. During 2012, we substantially completed the conversion of our U.S. and international drug-eluting stent system sales to our self-manufactured PROMUS® Element™ and TAXUS® stent systems, which has positively impacted our gross profit margins.
The following are the components of our worldwide coronary stent system sales:

	Year Ended			Year Ended
(in millions)	December 31, 2012			December 31, 2011
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$557	$720	$1,277	$750	$759	$1,509
Bare-metal	24	62	86	32	79	111
	$581	$782	$1,363	$782	$838	$1,620
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
We believe that we will continue to maintain a strong position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, which has shown favorable results in clinical trials to date;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of PROMUS® Element™ and TAXUS® Element™ (ION™) stent system clinical trials to date;

•	our overall position in the interventional medical device market and our experienced interventional cardiology sales force;

•	the strength of our clinical, selling, marketing and manufacturing capabilities; and

•	our increased presence and investment in rapidly growing emerging markets, including Brazil, Russia, India and China.

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
Interventional Cardiology (Excluding Coronary Stent Systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems. Our worldwide net sales of these products were $816 million in 2012, as compared to $875 million in 2011, a decrease of $59 million, or seven percent. Our U.S. net sales were $311 million in 2012, as compared to $342 million in 2011. Our international net sales of these products were $505 million in 2012, as compared to $533 million in 2011, and included a $17 million unfavorable impact from changes in foreign currency exchange rates for 2012, as compared to the prior year. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) worldwide net sales decreased $42 million, or five percent, as compared to the prior year primarily due to competitive launches and pricing pressures. In April 2012, we received CE Mark approval for and launched our Emerge™ PTCA Dilatation Catheter in our EMEA region and we received FDA clearance for this product in September 2012. The Emerge™ Catheter is a next-generation pre-dilatation balloon catheter designed specifically to offer exceptional deliverability for physicians to address challenging lesions in coronary arteries. In addition, in October 2012, we completed the acquisition of BridgePoint Medical, Inc., a developer of proprietary, catheter-based systems to treat coronary chronic total occlusions (CTOs). Through this acquisition we expect to augment our current portfolio of Interventional Cardiology products, which we believe will enable us to be a single-source supplier for complex percutaneous coronary intervention (PCI) procedures.
In January 2011, we completed the acquisition of Sadra Medical, Inc. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. We believe TAVR is one of the fastest growing medical device markets.
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
Due to revised expectations of the required effort, time and cost involved in completing Sadra's in-process research and development projects and bringing the related products to market, we recorded an intangible asset impairment charge in the second quarter of 2012. Refer to Results of Operations for further details. We continue to believe that the technology associated with the Sadra acquisition represents a significant future opportunity for us in the structural heart market.
In March 2011, we completed the acquisition of Atritech, Inc. Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. In August 2012, European regulators approved an expanded indication for the WATCHMAN®

Left Atrial Appendage Closure Device.  The new indication offers patients with atrial fibrillation (AF), and a contraindication to warfarin and the newer oral anticoagulants, a new treatment option for stroke reduction. We are integrating the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device.
Emerging Markets

As part of our strategic imperatives to drive global expansion, described in Item 1 of this Annual Report, we are seeking to grow net sales and market share by expanding our global presence. In particular, we are focusing our efforts and increasing our investment in certain countries whose economies and healthcare sectors are growing rapidly, in order to maximize opportunities in those countries. We significantly increased sales in Brazil, Russia, India and China and continued investments in infrastructure in those countries, as well as others, in 2011 and throughout 2012. As a result of these efforts, during 2012, we experienced double-digit sales growth in these markets, as compared to 2011. We recently created a new Asia-Pacific regional organization under new leadership to further increase our capabilities and strengthen our position in this fast growing region.
Restructuring Initiatives
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below, and additional information can be found in Results of Operations and Note H – Restructuring-related Activities to our 2012 consolidated financial statements included in Item 8 of this Annual Report.
2011 Restructuring Plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. The original estimate of the plan was a reduction of annual pre-tax operating expenses by approximately $225 million to $275 million exiting 2013, a substantial portion of which is expected to be reinvested in targeted areas necessary for future growth, including strategic growth initiatives and emerging markets. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies.

On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of our 2011 restructuring program (the Expansion). The Expansion is intended to further strengthen our operational effectiveness and efficiencies and support new investments, which we expect to increase shareholder value. We estimate that the Expansion will reduce gross annual pre-tax operating expenses by approximately $100 million to $115 million exiting 2013; and that the total 2011 restructuring program, including the Expansion (the Total Program), will reduce gross annual pre-tax operating expenses by approximately $340 million to $375 million exiting 2013. We expect a substantial portion of the Total Program savings to be reinvested in targeted areas for future growth, including strategic growth initiatives and emerging markets. Key activities under the Expansion include further initiatives to: standardize and automate certain processes and activities; relocate select administrative and functional activities; rationalize organizational reporting structures; expand shared services; and align expenses to revenues within certain divisions and geographic regions. In addition, they include further efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Key activities under the Total Program are expected to be substantially completed by the end of 2013.
2010 Restructuring Plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan included the restructuring of certain of our businesses and corporate functions; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and were completed by the end of 2012, and resulted in gross reductions in pre-tax operating expenses of approximately $250 million. A portion of these savings were reinvested into customer-facing positions and other commercial resources and infrastructure.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program was a complement to our 2007 restructuring plan, and was intended to improve overall gross profit margins. The program has resulted in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the $35 million of annual reductions of manufacturing costs from activities under our 2007 restructuring plan. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and were substantially completed during 2012.

Neurovascular Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion during 2011, $10 million during 2012, and will receive an additional $40 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. We are providing transitional services through a transition services agreement, and are also manufacturing and supplying products to Stryker through a supply agreement. These transition services and supply arrangements are expected to end in 2013. We recorded revenue of $122 million during 2012 related to this divested business as compared to $141 million during 2011 and $344 million of sales of Neurovascular and other divested product lines in 2010. Our sales related to divested businesses will continue to decline as the various transition services and supply agreements terminate in 2013. See Results of Operations and Note C - Divestitures and Assets Held for Sale for additional information.
Healthcare Reform
The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010. Certain provisions of the law have yet to be implemented and there are many programs and requirements for which the details have not yet been fully established or consequences not yet fully understood; therefore, it is unclear what the full impact will be from the law. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. We intend to record this tax within our selling, general and administrative expenses and expect that our excise tax liability for 2013 will be up to $80 million. Other provisions of this law, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and will place a significant emphasis on clinical and economic data to demonstrate efficacy and justify the economic benefits of technology purchases. Any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally.

Results of Operations
Net Sales
As of December 31, 2012, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments, which include the emerging markets of Brazil, China and India. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note O – Segment Reporting to our 2012 consolidated financial statements contained in Item 8 of this Annual Report.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis. We have restated regional net sales for 2011 and 2010 to exclude sales from our former Neurovascular business, which we sold to Stryker Corporation in January 2011, and present net sales from this business within divested businesses in the tables below. Net sales that exclude the impact of changes in foreign currency exchange rates and net sales from divested businesses are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information of this Item 7 for a further discussion of management’s use of this non-GAAP financial measure.

				2012 versus 2011		2011 versus 2010
	Year Ended December 31,			As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011	2010
		(restated)*	(restated)*
United States	$3,756	$4,010	$4,215	(6)%	(6)%	(5)%	(5)%
EMEA	1,568	1,721	1,662	(9)%	(3)%	4%	(1)%
Japan	931	951	886	(2)%	(2)%	7%	(2)%
Inter-Continental	872	799	699	9%	11%	14%	9%
International	3,371	3,471	3,247	(3)%	1%	7%	1%
Subtotal Core Businesses	7,127	7,481	7,462	(5)%	(3)%	0%	(2)%
Divested Businesses	122	141	344	N/A	N/A	N/A	N/A
Worldwide	$7,249	$7,622	$7,806	(5)%	(3)%	(2)%	(5)%

* We have restated prior year regional detail to conform to current year presentation.

The following tables provide our worldwide net sales by division and the relative change on an as reported and constant currency basis.

				2012 versus 2011		2011 versus 2010
	Year Ended December 31,			As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis
(in millions)	2012	2011	2010
Interventional Cardiology	$2,179	$2,495	$2,602	(13)%	(11)%	(4)%	(7)%
Cardiac Rhythm Management	1,908	2,087	2,180	(9)%	(7)%	(4)%	(7)%
Endoscopy	1,252	1,187	1,079	5%	7%	10%	6%
Peripheral Interventions	774	731	669	6%	8%	9%	5%
Urology/Women’s Health	500	498	481	—%	1%	4%	2%
Neuromodulation	367	336	304	9%	9%	11%	10%
Electrophysiology	147	147	147	—%	1%	—%	(2)%
Subtotal Core Businesses	7,127	7,481	7,462	(5)%	(3)%	—%	(2)%
Divested Businesses	122	141	344	N/A	N/A	N/A	N/A
Worldwide	$7,249	$7,622	$7,806	(5)%	(3)%	(2)%	(5)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	2012 Net Sales as compared to 2011			2011 Net Sales as compared to 2010
	Change		Estimated Impact of Foreign Currency	Change		Estimated Impact of Foreign Currency
	As Reported Currency Basis	Constant Currency Basis		As Reported Currency Basis	Constant Currency Basis
(in millions)
Interventional Cardiology	$(316)	$(266)	$(50)	$(107)	$(180)	$73
Cardiac Rhythm Management	(179)	(145)	(34)	(93)	(144)	51
Endoscopy	65	84	(19)	108	69	39
Peripheral Interventions	43	56	(13)	62	36	26
Urology/Women’s Health	2	5	(3)	17	9	8
Neuromodulation	31	32	(1)	32	31	1
Electrophysiology	—	2	(2)	—	(3)	3
Subtotal Core Businesses	(354)	(232)	(122)	19	(182)	201
Divested Businesses	(19)	(18)	(1)	(203)	(206)	3
Worldwide	$(373)	$(250)	$(123)	$(184)	$(388)	$204

U.S. Net Sales
During 2012, our U.S. net sales decreased $254 million, or six percent, as compared to 2011. The decrease was driven primarily by lower U.S. Interventional Cardiology net sales of $232 million primarily as a result of lower market share due to competitive launches in 2012, continued average selling price declines in the U.S. DES market as a result of continued competitive pressures and declines in procedural volumes. In addition our U.S. CRM sales declined $114 million due to lower procedural volumes as a result of a contraction in the U.S. ICD market, lower average selling prices, and lower replacement volumes. Partially offsetting these decreases were our Endoscopy business that increased U.S. net sales $43 million, as compared to 2011, due to growth across several of its key product franchises; our Neuromodulation division which increased U.S. net sales $25 million, as compared to 2011, due to market share increases from strong commercial execution and continued market expansion; and our Peripheral Interventions business which increased U.S. net sales of $30 million, as compared to 2011, on the strength of several new product launches. Refer to Business and Market Overview for further discussion of our net sales.
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
International Net Sales
During 2012, our international net sales decreased $100 million, or three percent, as compared to 2011. Changes in foreign currency exchange rates negatively impacted our international net sales by $122 million in 2012 as compared to 2011. Excluding the negative impact of changes in foreign currency exchange rates of $122 million, international net sales grew $22 million or one percent as compared to 2011. Excluding the negative impact of changes in foreign currency exchange of $13 million, sales in our Inter-Continental region increased $86 million, or 11 percent, in 2012, as compared to 2011. The increase in our Inter-Continental sales was due to growth across several of our businesses and continued growth in Brazil, India and China. Excluding the negative impact of changes in foreign currency exchange of $105 million, net sales in our EMEA region decreased $48 million, or three percent, in 2012, as compared to 2011; driven primarily by a decline in CRM and Interventional Cardiology net sales of $33 million and $37 million, respectively, partially offset by growth in all other businesses. Excluding the impact of changes in foreign currency exchange of $4 million, our net sales in Japan decreased $16 million, or two percent, in 2012, as compared to 2011, due primarily to a decline in Interventional Cardiology net sales. Refer to Business and Market Overview for further discussion of our net sales.
During 2011, our international net sales increased $224 million, or seven percent, as compared to 2010. Changes in foreign currency exchange rates contributed $201 million to our international net sales in 2011 as compared to 2010. Excluding the impact of changes in foreign currency exchange rates, net sales in our Inter-Continental region increased $64 million, or nine percent, in 2011, as compared to 2010, primarily as a result of strong growth in Brazil, India and China as we began to see a return on our commercial investment in these areas. Net sales in our EMEA region decreased $20 million, or one percent, in 2011, as compared to 2010, excluding the impact of changes in foreign currency exchange rates, driven primarily by a decline in CRM net sales. Our net sales in Japan decreased $21 million, or two percent, in 2011, as compared to 2010, excluding the impact of changes in foreign currency exchange rates, due primarily to a decline in Interventional Cardiology net sales.
Gross Profit
Our gross profit was $4.900 billion in 2012, $4.963 billion in 2011, and $5.207 billion in 2010. As a percentage of net sales, our gross profit increased to 67.6 percent in 2012, as compared to 65.1 percent in 2011 and 66.7 percent in 2010. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended December 31,
	2012	2011
Gross profit - prior year	65.1%	66.7%
PROMUS® supply true-up	(0.6)%	0.6%
Neurovascular divestiture	—%	(1.4)%
Manufacturing cost reductions	1.4%	—%
Transition-related inventory charges (credits)	0.7%	(0.7)%
All other, including other inventory charges, other period expense and net impact of foreign currency	1.3%	(0.3)%
Sales mix and pricing	(0.3)%	0.2%
Gross profit - current year	67.6%	65.1%

The increase in our gross profit margin for 2012, as compared to 2011, is primarily the result of cost reductions from our restructuring and other process improvement programs. Our gross margin was negatively impacted by declines in average selling prices related primarily to sales of our drug-eluting stent and CRM products; however, these declines were largely offset by the full conversion to our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system during 2012. Our PROMUS® Element™ stent system has significantly higher gross margins than the prior generation PROMUS® stent system, which was supplied to us by Abbott Laboratories. Additionally, affecting our year over year comparison of year to date gross margin was the impact of a one-time $50 million credit to cost of products sold, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott and product transition-related inventory charges of $54 million recorded in 2011, discussed further below.

The primary factor contributing to the decrease in our gross profit margin during 2011, as compared to 2010, was the negative impact of lower sales of Neurovascular products and at significantly lower gross profit margins as result of the divestiture of our Neurovascular business. In addition, we recognized transition-related inventory charges of $54 million in 2011, primarily related to PROMUS® excess inventory and purchase commitments as a result of our fourth quarter 2011 launch of our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system in the U.S. The decreases in 2011 were partially offset by the positive impact of a $50 million credit to cost of products sold recognized in the first quarter of 2011, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. Declines in average selling prices of our products, particularly our drug-eluting stent systems, were offset by the positive impact of product mix related to sales of our drug-eluting stent systems, as we began shifting sales to our internally-developed and manufactured stent systems with more favorable gross profit margins during 2011. In addition, our gross profit margin in 2010 was negatively impacted by the ship hold and product removal actions associated with our U.S. CRM business.
We are subject to a final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. We may record a one-time benefit or charge to our gross profit in the future as a result of this adjustment process.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2012		2011		2010
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	2,535	35.0	2,487	32.6	2,580	33.1
Research and development expenses	886	12.2	895	11.7	939	12.0
Royalty expense	153	2.1	172	2.3	185	2.4
Selling, General and Administrative (SG&A) Expenses
In 2012, our SG&A expenses increased $48 million, or two percent, as compared to 2011, and were 240 basis points higher as a percentage of net sales. This increase was driven primarily by continued investments in acquisitions and in commercial resources and infrastructure for global expansion, particularly in emerging markets, and a non-recurring asset impairment charge as a result of a program termination. Also contributing to the year-over-year increase was a benefit recorded in 2011 as a result of a reversal of previously established allowances for doubtful accounts against long-outstanding receivables in Greece. These increases in SG&A were partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives and the impact of changes in foreign currency exchange rates. Beginning in January 2013, as a result of new legislation, all medical device manufacturers will be subject to a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices. We intend to record this tax within our selling, general and administrative expenses and expect that our excise tax liability for 2013 will be up to $80 million.
In 2011, our SG&A expenses decreased $93 million, or four percent, as compared to 2010, and were 50 basis points lower as a percentage of net sales. Our SG&A expenses were lower in 2011, as compared to 2010, as a result of the sale of our Neurovascular business to Stryker in January 2011 and lower expenses due to our restructuring initiatives and cost containment discipline. In addition, our SG&A expenses for 2011 benefited from the reversal of $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece in 2011. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize, reducing our allowance for doubtful accounts as a credit to SG&A expense. These decreases were partially offset by the unfavorable impact of changes in foreign currency exchange rates, as well as additional SG&A expenses related to acquisitions and global expansion initiatives.
Research and Development (R&D) Expenses
In 2012, our R&D expenses decreased $9 million, or approximately one percent, as compared to 2011, and were 50 basis points higher as a percentage of net sales. The slight decrease in overall spending in 2012 was due to continued focus on cost reduction initiatives associated with our restructuring programs and the benefits from our strategy to transform our research and development efforts to be more effective and cost efficient, partially offset by increased R&D funding for our acquisitions. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
In 2011, our R&D expenses decreased $44 million, or approximately five percent, as compared to 2010, and were 30 basis points lower as a percentage of net sales. The decrease in 2011 was due to the elimination of spending related to our Neurovascular business and cost reductions associated with our restructuring programs.
Royalty Expense
In 2012, our royalty expense decreased $19 million, or 11 percent, as compared to 2011, and was 20 basis points lower as a percentage of net sales. The decrease relates primarily to lower sales of our royalty-bearing products within our Interventional Cardiology business.
In 2011, our royalty expense decreased $13 million, or seven percent, as compared to 2010, and was slightly lower as a percentage of net sales. The decrease relates primarily to royalty expense attributable to Neurovascular products which was eliminated with the sale of our Neurovascular business in January 2011. These royalties represented $12 million of expense in 2010.
Amortization Expense
Our amortization expense was $395 million in 2012, as compared to $421 million in 2011, a decrease of $26 million or six percent. This decrease was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation in 2006 reaching the end of their useful lives during the second quarter of 2011. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Amortization expense was $421 million in 2011, as compared to $513 million in 2010, a decrease of $92 million, or 18 percent. This decrease was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation in 2006 reaching the end of their useful lives during the second quarter of 2011.
Goodwill Impairment Charges
2012 Charges
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our EMEA reporting unit was impaired and recorded a $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. We finalized the second step of the EMEA goodwill impairment test during the third quarter of 2012, in accordance with ASC Topic 350, Intangibles -Goodwill and Other, and there were no adjustments to the charge upon finalization.
In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our U.S. CRM reporting unit, primarily driven by the reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. We finalized the second step of the U.S. CRM goodwill impairment test during the fourth quarter of 2012, in accordance with ASC Topic 350, Intangibles -Goodwill and Other, and there were no adjustments to the charge upon finalization.
In our goodwill impairment tests we used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of our EMEA and U.S. CRM reporting units, as described in our accounting policies. We updated all aspects of the DCF models associated with the EMEA and U.S. CRM businesses, including the amount and timing of future expected cash flows, terminal value growth rates and the appropriate market-participant risk-adjusted weighted average costs of capital (WACC) to apply.
EMEA
As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test in the second quarter, we concluded that the revenue growth rates projected for the EMEA reporting unit would be slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of the economic uncertainty in Europe. While we continue to project revenue growth in our EMEA business, our expectations for future growth and profitability were lower than our previous estimates and reflected declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units.
The aggregate amount of goodwill that remains associated with our EMEA reporting unit is $556 million as of December 31, 2012. In addition, the remaining book value of our other EMEA intangible assets allocated to our EMEA reporting unit is approximately $1.563 billion as of December 31, 2012. In accordance with ASC Topic 350, we tested our EMEA amortizable intangible assets as of April 1, 2012 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. We also tested our indefinite-lived intangible assets associated with EMEA as of April 1, 2012 and recorded an impairment charge related to the in-process research and development associated with our acquisition of Sadra Medical, Inc. See Intangible Asset Impairment Charges below for a further discussion of this impairment.
U.S. CRM
The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect recent changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. This reduction warranted an interim goodwill impairment test for our U.S. CRM reporting unit. The declines expected in the U.S. CRM market did not impact our assumptions related to other reporting units. The increased pricing pressure and lower unit volumes are primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and have been more impactful to the U.S. CRM business than previously estimated. In addition, we recently aligned certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points. We continue to analyze business trends using all available information and our U.S. CRM goodwill remains sensitive to changes in expectations of future growth of this market and our performance.
Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the third quarter of 2012, the carrying value of our U.S. CRM reporting unit continues to exceed its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of the amortizable intangible assets allocated to the U.S. CRM reporting unit was approximately $3.303 billion as of December 31, 2012. In accordance with ASC Topic 350, we tested the amortizable intangible assets as of September 30, 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.636 billion globally) are sensitive to changes in future cash flow assumptions and our CRM business performance. The $4.636 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
We continue to identify three reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $216 million of remaining allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.380 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.266 billion of allocated goodwill, each as of December 31, 2012. As of December 31, 2012, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) was approximately seven to 11 percent. During the fourth quarter of 2012, the level of excess fair value over carrying value of our U.S. Cardiovascular reporting unit declined as a result of our performance, declines in our market share due to competitive launches, and continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes.
On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, a 80 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation reporting unit. A 90 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Cardiovascular reporting unit. An increase in the WACC applied of 70 basis points would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation and U.S. Cardiovascular reporting units. Given that the carrying value of the U.S. CRM reporting unit continues to exceed its fair value, any negative changes in the key variables or values associated with this reporting unit would likely require that we perform the second step of the goodwill impairment test in a future reporting period. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.
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

2010 Charge

As a result of ship hold and product removal actions associated with our U.S. ICD and CRT-D products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations we concluded there was an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit during the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $1.817 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit.
Goodwill impairment charges do not impact our debt covenants or our cash flows, and are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Intangible Asset Impairment Charges
On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets.
2012 Charges
During the third quarter of 2012, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets. Based on the results of our annual test, we recorded total impairment charges of $13 million to write-down the balances of certain in-process projects to their fair value. These charges were primarily due to increased expectations in the cost to bring an in-process project to market in a certain geographic region and lower future revenue expectations associated with an in-process project.

Following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.636 billion globally) are sensitive to changes in future cash flow assumptions and our CRM business performance. The $4.636 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets.

During the second quarter of 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with our acquisition of Sadra Medical, Inc. Based on our impairment analysis, we revised our expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market. As a result of these changes, we recorded an impairment charge of $129 million to write-down the balance of these intangible assets to their fair value during the second quarter of 2012.
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
2010 Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with a product. In addition, during the third quarter of 2010, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, we tested the related intangible assets for impairment and recorded a $60 million charge in the first quarter of 2010, and a $5 million charge in the third quarter of 2010 to write down the balance of these intangible assets to their fair value.
Intangible asset impairment charges are non-cash charges that are excluded by management for purposes of evaluating operating performance and assessing liquidity.
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

We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $6 million in 2012 and net expenses of $7 million in 2011 and $2 million in 2010. Contingent consideration expense is excluded by management for purposes of evaluating performance. See Note B – Acquisitions to our 2012 consolidated financial statements contained in Item 8 of this Annual Report for further discussion of our contingent consideration associated with our acquisitions.
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
Restructuring Charges and Restructuring-related Activities
2011 Restructuring Plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. The original estimate of the plan was a reduction of annual pre-tax operating expenses by approximately $225 million to $275 million exiting 2013, a substantial portion of which is expected to be reinvested in targeted areas necessary for future growth, including strategic growth initiatives and emerging markets. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies.

On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 restructuring program (the Expansion). The Expansion is intended to further strengthen our operational effectiveness and efficiencies and support new investments, which we expect to increase stockholder value. We estimate that the Expansion will reduce gross annual pre-tax operating expenses by approximately $100 million to $115 million exiting 2013; and that the total 2011 Restructuring plan, including the Expansion (Total Program), will reduce gross annual pre-tax operating expenses by approximately $340 million to $375 million exiting 2013. We expect a substantial portion of the Total Program savings to be reinvested in targeted areas for future growth, including strategic growth initiatives and emerging markets. Key activities under the Expansion include further initiatives to: standardize and automate certain processes and activities; relocate select administrative and functional activities; rationalize organizational reporting structures; expand shared services; and align expenses to revenues within certain divisions and geographic regions. In addition, they include further efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Key activities under the Total Program are expected to be substantially completed by the end of 2013.

We estimate that the implementation of the Expansion will result in pre-tax charges of approximately $140 million to $160 million, of which approximately $100 million to $120 million is expected to result in future cash outlays. We estimate that the implementation of the Total Program will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we had made payments of $128 million as of December 31, 2012. The following table provides a summary of our estimates of costs associated with the Expansion and the Total Program by major type of cost:

Type of cost	Total estimated amount expected to be incurred
	Expansion	Total Program
Restructuring charges:
Termination benefits	$55 million to $65 million	$185 million to $210 million
Other (1)	$50 million to $55 million	$70 million to $90 million
Restructuring-related expenses:
Other (2)	$35 million to $40 million	$45 million to $55 million
	$140 million to $160 million	$300 million to $355 million

(1)	Includes primarily consulting fees, fixed asset write-offs and costs associated with contractual cancellations.
(2)	Comprised of other costs directly related to the restructuring program, including program management, accelerated depreciation, retention and infrastructure-related costs.
As of December 31, 2012, we have recorded costs of $184 million since the inception of the 2011 Restructuring plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
2010 Restructuring Plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan included the restructuring of certain of our businesses and corporate functions; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the re-prioritization and diversification of our product portfolio. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and were complete by the end of 2012, and resulted in gross reductions in pre-tax operating expenses of approximately $250 million. A portion of these savings were reinvested into customer-facing positions and other commercial resources and infrastructure.
The execution of the 2010 Restructuring plan resulted in total pre-tax charges of $160 million, and required cash outlays of $145 million, of which we had made payments of $144 million to date. We have recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
Plant Network Optimization Program
In January 2009, our Board of Directors approved, and we committed to, a plant network optimization initiative (the Plant Network Optimization program), intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program was a complement to the restructuring initiatives approved by our Board of Directors in 2007 (the 2007 Restructuring plan), and was intended to improve overall gross profit margins. The program has resulted in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the $35 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and were substantially completed during 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $132 million to $135 million, and that approximately $105 million to $110 million of these charges will result in cash outlays, of which we had made payments of $102 million to date. We have recorded related costs of $132 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.

In aggregate, we recorded restructuring charges pursuant to our restructuring plans of $136 million during 2012, $89 million during 2011, and $116 million during 2010. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $24 million during 2012, $40 million during 2011, and $53 million during 2010. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $149 million in 2012, $114 million in 2011 and $133 million in 2010 associated with our restructuring initiatives.
See Note H - Restructuring Related Activities to our 2012 consolidated financial statements included in Item 8 of this Annual Report for additional details related to our restructuring plans.
Litigation-related Charges and Credits

During 2012 and 2011, we recorded net litigation-related charges in the amount of $192 million and $48 million, respectively. In 2010, we recorded a litigation-related credit of $104 million associated with a settlement of a dispute we had with Medinol Ltd. These charges and credits are excluded by management for purposes of evaluating operating performance. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. During 2012, we received an additional $10 million of consideration, which we recorded as a gain in our accompanying consolidated statements of operations. We will receive the remaining $40 million of consideration upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded a pre-tax gain of $778 million during 2011 associated with the transaction and a gain of $15 million during 2012. These divestiture-related gains are excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense decreased to $261 million in 2012, as compared to $281 million in 2011. The decrease in our interest expense was a result of lower average debt levels, due to repayment of $1.250 billion of debt during 2011, and the refinancing of our credit facility in April 2012 at lower average costs. Our average borrowing rate was 5.5 percent in 2012 and 5.4 percent in 2011. Our 2011 interest expense included $6 million associated with the write-off of debt issuance costs, and a $3 million benefit associated with interest rate derivative contracts terminated during 2011. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our 2012 consolidated financial statements contained in Item 8 of this Annual Report for information regarding our debt obligations.
Our interest expense was $281 million in 2011, as compared to $393 million in 2010. The decrease in our interest expense was a result of lower average debt levels, due to repayment of $1.250 billion of debt during 2011, as well as lower average borrowing rates. Our average borrowing rate was 5.4 percent in 2011 and 6.0 percent in 2010. Our 2010 interest expense included $25 million of write-offs of debt issuance costs, discounts, and the impacts of the early termination of interest rate derivative contracts associated with loan prepayments.

Other, net
Our other, net reflected income of $22 million in 2012, income of $19 million in 2011, and expense of $14 million in 2010. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2012	2011	2010
Interest income	$5	$7	$13
Foreign currency losses	(18)	(12)	(9)
Net gains (losses) on investments	37	27	(12)
Other expense, net	(2)	(3)	(6)
	$22	$19	$(14)

During 2012, we recognized gains of $39 million associated with 2012 acquisitions in which we held prior equity interests, which were partially offset by net losses of $2 million related to our investment portfolio. During 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we held prior equity interests, which were partially offset by net losses of $11 million on our investment portfolio. During 2010, we recognized net losses of $12 million relating to the write-down of investments in our portfolio. The acquisition-related gains from previously held investments are excluded by management for purposes of evaluating operating performance.
Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2012	2011	2010
Reported tax rate	(1.0)%	31.3%	0.2%
Impact of certain receipts/charges*	12.7%	(12.0)%	18.0%
	11.7%	19.3%	18.2%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2012, as compared to 2011 and 2010, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2012, these receipts and charges include goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. Our reported tax rate was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from an unfavorable court ruling. In addition, the decrease in the tax rate excluding the impact of these receipts and charges in 2012 as compared to 2011 is primarily the result of shifts in the geographic mix of our business. In 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, a non-deductible goodwill impairment charge, other intangible asset impairment charges and restructuring-, litigation- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets, changes in various state tax laws, the resolution of various uncertain tax positions resulting from closing agreements with the Internal Revenue Service (IRS), the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions, and the finalization of our 2010 U.S. Federal tax return. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. In 2010, our reported tax rate was also affected by discrete tax items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case and the resolution of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case.
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
In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012. Our current financial position and results of operations are not impacted by this Act. However, for 2013, our results of operations are expected to be favorably impacted as certain provisions, including the U.S. R&D tax credit, are retroactively reenacted for the year ending December 31, 2012. Refer to Note J - Income Taxes for our 2012 consolidated financial statements contained in Item 8 of this Annual Report for more information.

Liquidity and Capital Resources
As of December 31, 2012, we had $207 million of cash and cash equivalents on hand, comprised of $39 million invested in money market and government funds and $168 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification as well as what we believe to be prudent instrument selection.  We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and $350 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in millions)	2012	2011	2010
Cash provided by operating activities	$1,260	$1,008	$325
Cash provided by (used for) investing activities	(579)	776	(468)
Cash used for financing activities	(744)	(1,728)	(508)
Operating Activities
During 2012, we generated $1.260 billion from operating activities, as compared to $1.008 billion in 2011, an increase of $252 million. This increase was driven primarily by accounts receivable and inventory reductions, which generated approximately $103 million; the impact of litigation-related payments of approximately $300 million to the U.S. Department of Justice in 2011; and lower tax-related net cash outflows of approximately $40 million during 2012. Partially offsetting these items was the impact of lower operating profit in 2012 and a $35 million increase in restructuring-related payments as compared to 2011. Our cash provided by operating activities in 2011 also included proceeds of approximately $80 million related to the termination of our outstanding interest rate derivative contracts and the receipt of a $75 million manufacturing cost true-up payment from Abbott in accordance with our supply agreement.
During 2011 we generated $683 million more of operating cash flows than in 2010. This increase was driven primarily by lower litigation-related payments of approximately $1.3 billion. Our 2011 litigation-related payments primarily consisted of a payment of approximately $300 million to the U.S. Department of Justice in the first quarter of 2011; during 2010, we made payments of $1.725 billion to Johnson & Johnson related to a patent litigation settlement and received $104 million in connection with a litigation settlement with Medinol. Our cash provided by operating activities in 2011 also included proceeds of approximately $80 million related to the termination of our outstanding interest rate derivative contracts and the receipt of a $75 million manufacturing cost true-up payment from Abbott in accordance with our supply agreement. In 2011 we incurred net tax payments in the amount of $138 million as compared to net tax related receipts of $286 million in 2010. In addition, our 2010 cash flows include the receipt of a $250 million milestone payment from Abbott.

Investing Activities
During 2012, cash used for investing activities was $579 million. Our investing activities included capital expenditures of $226 million and payments for the acquisitions of Cameron Health Inc., Bridgepoint Medical Inc., Rhythmia Medical Inc., and Vessix Vascular Inc., totaling $366 million. We expect to incur total capital expenditures of approximately $300 million during 2013.
During 2011, cash provided by investing activities was comprised primarily of proceeds from the sale of our Neurovascular business to Stryker. We received $1.440 billion of net cash proceeds during 2011 related to the sale of this business. This cash inflow was partially offset by payments of $370 million for acquisitions consummated during 2011; and capital expenditures of $304 million.
During 2010, our investing activities were comprised primarily of capital expenditures of $272 million, as well as payments of approximately $200 million to acquire Asthmatx, Inc. and certain other strategic assets.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our 2012 consolidated financial statements included in Item 8 of this Annual Report. Additionally, our financing activities included $146 million of contingent payments primarily associated with the achievement of receiving FDA approval of the S-ICD® system in September 2012.
Debt
We had total debt of $4.256 billion as of December 31, 2012 and $4.261 billion as of December 31, 2011. The debt maturity schedule for the significant components of our debt obligations as of December 31, 2012 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes		$600	$1,250	$600	$250	$1,500	$4,200
		$600	$1,250	$600	$250	$1,500	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

In July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating; and in February 2012, Moody’s Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating. In addition, Standard & Poor's Ratings Services has maintained an investment-grade corporate credit rating for us since 2009. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy.
Term Loan and Revolving Credit Facility
During 2011, we prepaid the remaining $1.000 billion of our term loan maturities without premium or penalty.
In the second quarter of 2012, we established a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial bank and terminated our previous revolving credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent, as of December 31, 2012). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent, as of December 31, 2012). There were no amounts borrowed under our revolving credit facility as of December 31, 2012 or December 31, 2011.

Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of December 31, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2012, we had $357 million of the combined restructuring charge exclusion remaining. Any non-cash charges, as defined by the agreement, are excluded from the calculation of consolidated EBITDA. In addition, any cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of December 31, 2012, we had $2.271 billion of the combined legal and debt exclusion remaining. As of and through December 31, 2012, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.200 billion as of December 31, 2012 and December 31, 2011. In January 2011, we paid $250 million of our senior notes at maturity.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In June 2012, we extended the maturity of this facility to June 2013, subject to further extension. There were no amounts borrowed under this facility as of December 31, 2012 or December 31, 2011.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $300 million as of December 31, 2012. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $191 million of receivables as of December 31, 2012 at an average interest rate of 1.6 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. The European sovereign debt crisis may impact our future ability to transfer receivables to third parties in certain Southern European countries. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding. Within Italy, Spain, and Portugal the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain and Portugal accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. In addition, we are currently pursuing alternative factoring providers and financing arrangements to mitigate our credit exposure to receivables in this region. During the first quarter of 2011, the Greek government converted a significant portion of our outstanding receivables into bonds, which we monetized during the first quarter and reduced our credit exposure in this country.
In addition, we have uncommitted credit facilities with a Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 18.5 billion Japanese yen (translated to approximately $214 million as of December 31, 2012). We de-recognized $182 million of notes receivable as of December 31, 2012 at an average interest rate of 1.6 percent and $188 million of notes receivable as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets included in Item 8 of this Annual Report.
Equity
During 2012 and 2011, we received approximately $21 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared $31 million in 2010. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
In March and May 2011, our Board of Directors and stockholders, respectively, approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing the issuance of up to 145.6 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units (DSU), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based DSUs) and other stock and non-stock awards.
In addition, in July 2011, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved the repurchase of approximately 37 million shares remaining under a previous share repurchase program. Any repurchased shares may be used for general corporate purposes. During 2012, we repurchased 105 million shares of our common stock for approximately $600 million, pursuant to our share repurchase authorizations. During 2011, we repurchased approximately 82 million shares of our common stock for approximately $492 million. We did not repurchase any shares of our common stock in 2010. As of December 31, 2012, we had completed our share repurchase program authorized in 2011 and had remaining 21 million shares authorized under our previous share repurchase programs.
Stock-based compensation expense related to our stock equity compensation and ownership plans was $108 million in 2012, $128 million in 2011, and $150 million in 2010. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.

On January 25, 2013, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.0 billion of our common stock.
Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2012.

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations		$600	$1,250	$600	$250	$1,500	$4,200
Interest payments (1)	$250	232	177	133	99	1,030	1,921
Operating lease obligations (1)	69	50	40	33	23	44	259
Purchase obligations (1)	220	16	13	5		5	259
Minimum royalty obligations (1)	2	1	1	1	1	2	8
Unrecognized tax benefits	24						24
	$565	$899	$1,481	$772	$373	$2,581	$6,671

(1)	In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.
The amounts in the table above with respect to operating lease obligations represent amounts pursuant to contractual arrangements for the lease of property, plant and equipment used in the normal course of business. Purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. Royalty obligations reported above represent minimum contractual obligations under our current royalty agreements. The table above does not reflect unrecognized tax benefits of $1.392 billion, the timing of which is uncertain. Refer to Note J – Income Taxes to our 2012 consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.
With certain of our acquisitions, we acquired in-process research and development projects that require future funding to complete the projects. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We estimate that the total remaining cost to complete the in-process research and development projects acquired in 2010-2012 is between $250 million and $350 million and we expect material net cash inflows from the projects in development to commence in 2013 through 2017, following the respective launches of these technologies in the U.S., EMEA and Japan regions. Certain of our acquisitions also involve the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note B – Acquisitions to our 2012 consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with prior acquisitions and the fair value of our contingent consideration liabilities as of December 31, 2012.

Legal Matters

The medical device market in which we primarily participate is largely technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Over the years, there has been litigation initiated against us by others, including our competitors, claiming that our current or former product offerings infringe patents owned or licensed by them. Intellectual property litigation is inherently complex and unpredictable. In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

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

In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and/or liquidity.

In addition, like other companies in the medical device industry, we are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and governmental investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies and have a material adverse effect on our financial position, results of operations and/or liquidity.

Our accrual for legal matters that are probable and estimable was $491 million as of December 31, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our 2012 consolidated financial statements included in Item 8 of this Annual Report.
Critical Accounting Estimates
Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP. We describe these accounting policies in Note A–Significant Accounting Policies to our 2012 consolidated financial statements included in Item 8 of this Annual Report.

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
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. If the carrying value of the intangible asset is not recoverable, as discussed in Note A - Significant Accounting Policies, we will write the carrying value down to fair value in the period identified. In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.

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
Goodwill Valuation
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our 2012 annual impairment assessments, we identified six reporting units within the U.S., including our CRM, Neuromodulation, Endoscopy, Urology/Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, which in aggregate make up the U.S. reportable segment. In addition, we identified four international reporting units, including EMEA, Japan, Asia Pacific and the Americas. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2012, 2011, and 2010, we used only the income approach, specifically the DCF method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk-adjusted WACC as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.
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
We continue to identify three reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $216 million of remaining allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.380 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.266 billion of allocated goodwill, each as of December 31, 2012. As of December 31, 2012, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) was approximately seven to 11 percent. During the fourth quarter of 2012, the level of excess fair value over carrying value of our U.S. Cardiovascular reporting unit declined as a result of our performance, declines in our market share due to competitive launches, and continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes.
On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, a 80 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation reporting unit. A 90 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Cardiovascular reporting unit. An increase in the WACC applied of 70 basis points would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation and U.S. Cardiovascular reporting units. Given that the carrying value of the U.S. CRM reporting unit continues to exceed its fair value, any negative changes in the key variables or values associated with this reporting unit would likely require that we perform the second step of the goodwill impairment test in a future reporting period. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.
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
ASC Update No. 2012-02
In July 2012, the FASB issued ASC Update No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. Update No. 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If a company concludes otherwise, no further quantitative assessment is required. We adopted Update No. 2012-02 beginning in our third quarter ended September 30, 2012. The adoption of Update No. 2012-02 did not impact our results of operations or financial position. See Note B - Acquisitions and Note D - Goodwill and Other Intangible Assets for relevant disclosures.
Standards to be Implemented
In December 2011, the FASB issued ASC Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard update will be effective for us beginning in the first quarter of 2013, at which time we will include the required applicable disclosures. Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), will not impact our future results of operations or financial position.

Additional Information
Use of Non-GAAP Financial Measures Used by Boston Scientific

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss) and adjusted net income (loss) per share that exclude certain amounts and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with U.S. GAAP.

The GAAP financial measure most directly comparable to adjusted net income (loss) is GAAP net income (loss) and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the accompanying schedules.

Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess its performance relative to its competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from its operating segments' measures of profit or loss. These adjustments are excluded from the segment measures that are reported to the our chief operating decision maker that are used to make operating decisions and assess performance.

We believe that presenting adjusted net income, adjusted net income per share and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by our management for our financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures as well as reasons for excluding each of these individual items:
Adjusted Net Income (loss) and Adjusted Net Income (loss) per Share

•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash write-downs of our goodwill balances attributable to its (a) U.S. Cardiac Rhythm Management reporting unit in the third quarter of 2012, (b) Europe/Middle East/Africa (EMEA) reporting unit recorded in the second quarter of 2012, and (c) U.S. Cardiac Rhythm Management reporting unit recorded in the first quarter of 2011 and non-cash write-downs of certain other intangible asset balances. Management removes the impact of non-cash goodwill and other intangible asset impairment charges from our operating performance to assist in assessing our cash generated from operations. Management believes this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to the our past operating performance, particularly in terms of liquidity.

•
Acquisition- and divestiture related net credits - These adjustments consist of (a) acquisition-related gains on previously held investments, (b) contingent consideration fair value adjustments, (c) inventory step-up adjustments, (d) due diligence and other fees, exit costs and other costs and credits related to current and prior period acquisitions, (e) gains resulting from business divestitures and (f) fees and separation costs associated with business divestitures. The acquisition-related gains on previously held investments are non-recurring benefits associated with acquisitions completed in the second quarter and fourth quarters of 2012 and the first quarter of 2011. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. The inventory step-up adjustment is a charge related to acquired inventory directly attributable to prior acquisitions and is not indicative of our on-going operations, or on-going cost of products sold. Due diligence, exit costs and other costs and credits include legal, tax, severance and other expenses and credits associated with prior acquisitions that are not representative of on-going operations. The divestiture-related net credits are related to the sale of our Neurovascular business in January 2011. The resulting gains are not indicative of future operating performance and are not used by management to assess operating performance. Fees and separation costs represent those associated with our divestiture of its Neurovascular business and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related charges - These adjustments represent primarily severance, costs to transfer production lines from one facility to another, and other direct costs associated with the Company's 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program. These expenses are excluded by management in assessing the our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Litigation-related charges - These adjustments include certain significant product liability and other litigation-related charges and credits. These amounts are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Amortization expense - Amortization expense is a non-cash charge and does not impact our liquidity or compliance with the covenants included in its credit facility agreement. Management removes the impact of amortization from our operating performance to assist in assessing our cash generated from operations. Management believes this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, amortization expense is excluded from management's assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance, particularly in terms of liquidity.

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

Adjusted net income (loss), adjusted net income (loss) per share and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than us, which may limit the usefulness of those measures for comparative purposes.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ Michael F. Mahoney	/s/ Jeffrey D. Capello

Michael F. Mahoney	Jeffrey D. Capello
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Boston Scientific Corporation
We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Boston Scientific Corporation and our report dated February 22, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts

February 22, 2013

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.411 billion as of December 31, 2012 and $4.297 billion as of December 31, 2011. We recorded $121 million of other assets and $57 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2012, as compared to $87 million of other assets and $131 million of other liabilities as of December 31, 2011. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $270 million as of December 31, 2012 and $230 million as of December 31, 2011. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $319 million as of December 31, 2012 and by $281 million as of December 31, 2011. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $850 million in the first quarter of 2011 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the third quarter of 2011. We had no interest rate derivative instruments outstanding as of December 31, 2012 and December 31, 2011. As of December 31, 2012, $4.250 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt.
See Note E – Fair Value Measurements to our 2012 consolidated financial statements contained in Item 8 of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Boston Scientific Corporation
We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

February 22, 2013

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
in millions, except per share data	2012	2011	2010

Net sales	$7,249	$7,622	$7,806
Cost of products sold	2,349	2,659	2,599
Gross profit	4,900	4,963	5,207

Operating expenses:
Selling, general and administrative expenses	2,535	2,487	2,580
Research and development expenses	886	895	939
Royalty expense	153	172	185
Amortization expense	395	421	513
Goodwill impairment charges	4,350	697	1,817
Intangible asset impairment charges	142	21	65
Contingent consideration expense (benefit)	(6)	7	2
Acquisition-related milestone			(250)
Restructuring charges	136	89	116
Litigation-related charges (credits)	192	48	(104)
Gain on divestiture	(15)	(778)
	8,768	4,059	5,863
Operating income (loss)	(3,868)	904	(656)

Other income (expense):
Interest expense	(261)	(281)	(393)
Other, net	22	19	(14)
Income (loss) before income taxes	(4,107)	642	(1,063)
Income tax expense (benefit)	(39)	201	2
Net income (loss)	$(4,068)	$441	$(1,065)

Net income (loss) per common share — basic	$(2.89)	$0.29	$(0.70)
Net income (loss) per common share — assuming dilution	$(2.89)	$0.29	$(0.70)

Weighted-average shares outstanding
Basic	1,406.7	1,509.3	1,517.8
Assuming dilution	1,406.7	1,519.0	1,517.8

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
in millions, except share and per share data	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$207	$267
Trade accounts receivable, net	1,217	1,246
Inventories	884	931
Deferred income taxes	433	458
Prepaid expenses and other current assets	281	203
Total current assets	3,022	3,105
Property, plant and equipment, net	1,564	1,670
Goodwill	5,973	9,761
Other intangible assets, net	6,289	6,473
Other long-term assets	306	281
TOTAL ASSETS	$17,154	$21,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$4	$4
Accounts payable	232	203
Accrued expenses	1,284	1,327
Other current liabilities	252	273
Total current liabilities	1,772	1,807
Long-term debt	4,252	4,257
Deferred income taxes	1,713	1,865
Other long-term liabilities	2,547	2,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,542,347,188 shares as of December 31, 2012 and 1,531,006,390 shares as of December 31, 2011	15	15
Treasury stock, at cost - 186,635,532 shares as of December 31, 2012 and 81,950,716 shares as of December 31, 2011	(1,092)	(492)
Additional paid-in capital	16,429	16,349
Accumulated deficit	(8,449)	(4,381)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustment	(26)	(58)
Unrealized gain (loss) on derivative financial instruments	34	(48)
Unrealized costs associated with certain retirement plans	(41)	(32)
Total stockholders’ equity	6,870	11,353
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,154	$21,290
See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive
in millions, except share data	Shares Issued	Par Value	Stock	Capital	Deficit	Income (Loss)
Balance as of December 31, 2009	1,510,753,934	$15		$16,086	$(3,757)	$(43)
Comprehensive income
Net loss					(1,065)
Other comprehensive loss, net of tax
Foreign currency translation adjustment						(58)
Net change in derivative financial instruments						(28)
Impact of stock-based compensation plans, net of tax	10,026,178			146
Balance as of December 31, 2010	1,520,780,112	$15		$16,232	$(4,822)	$(129)
Comprehensive income
Net income					441
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment						(8)
Net change in derivative financial instruments						17
Net change in certain retirement plans						(18)
Impact of stock-based compensation plans, net of tax	10,226,278			117
Acquisition of treasury stock			$(492)
Balance as of December 31, 2011	1,531,006,390	$15	$(492)	$16,349	$(4,381)	$(138)
Comprehensive income
Net loss					(4,068)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment						32
Net change in derivative financial instruments						82
Net change in certain retirement plans						(9)
Impact of stock-based compensation plans, net of tax	11,340,798			80
Acquisition of treasury stock			(600)
Balance as of December 31, 2012	1,542,347,188	$15	$(1,092)	$16,429	$(8,449)	$(33)

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2012	2011	2010
Net (loss) income	$(4,068)	$441	$(1,065)
Other comprehensive (loss) income:
Foreign currency translation adjustment	32	(8)	(58)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	82	17	(28)
Net change in certain retirement plans	(9)	(18)
Total other comprehensive (loss) income	105	(9)	(86)
Total comprehensive (loss) income	$(3,963)	$432	$(1,151)

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2012	2011	2010
Operating Activities
Net (loss) income	$(4,068)	$441	$(1,065)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Gain on sale of businesses	(15)	(778)
Depreciation and amortization	683	717	816
Deferred income taxes	(166)	46	(110)
Stock-based compensation expense	108	128	150
Goodwill impairment charges	4,350	697	1,817
Intangible asset impairment charges	142	21	65
Net (gains) losses on investments and notes receivable	(37)	(27)	12
Contingent consideration (income) expense	(6)	7	2
Payment of contingent consideration in excess of amounts established in purchase accounting	(8)
Other, net	(7)	(7)	11
Increase (decrease) in cash flows from operating assets and liabilities:
Trade accounts receivable	37	42	52
Inventories	66	(54)	(5)
Other assets	(68)	(60)	132
Accounts payable and accrued expenses	(131)	(271)	(1,148)
Other liabilities	380	106	(404)
Cash provided by operating activities	1,260	1,008	325

Investing Activities
Property, plant and equipment
Purchases of property, plant and equipment	(226)	(304)	(272)
Proceeds on disposals	16	16	5
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(366)	(370)	(199)
Divestitures
Proceeds from business divestitures, net of costs	10	1,440
Other investing activity
Payments for investments and acquisitions of certain technologies	(22)	(11)	(6)
Proceeds from investments and collections of notes receivable	9	5	4
Cash (used for) provided by investing activities	(579)	776	(468)

Financing Activities
Debt
Payments of contingent consideration amounts previously established in purchase accounting	(146)	(7)	(12)
Proceeds from long-term borrowings, net of debt issuance costs			973
Payments on long-term borrowings	(10)	(1,250)	(1,500)
Proceeds from borrowings on credit facilities	371	565	200
Payments on borrowings from credit facilities	(380)	(565)	(200)
Equity
Payments for acquisitions of treasury stock	(600)	(492)
Proceeds from issuances of shares of common stock	21	21	31
Cash used for financing activities	(744)	(1,728)	(508)

Effect of foreign exchange rates on cash	3	(2)

Net increase (decrease) in cash and cash equivalents	(60)	54	(651)
Cash and cash equivalents at beginning of period	267	213	864
Cash and cash equivalents at end of period	$207	$267	$213

Supplemental Information
Cash paid (received) for income taxes, net	$97	$138	$(286)
Cash paid for interest	255	277	328
Fair value of contingent consideration recorded	465	287	69

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have significant interests in any VIEs and therefore did not consolidate any VIEs during the years ended December 31, 2012, 2011, and 2010.
On January 3, 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We are providing transitional services to Stryker through a transition services agreement. We are also manufacturing and supplying products to Stryker through a supply agreement. These transition services and supply agreements are expected to end in 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation and, therefore, the results of the Neurovascular business are included in our results of operations for all periods presented. Refer to Note C – Divestitures and Assets Held for Sale for a description of this business divestiture.
Basis of Presentation
The accompanying consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Article 10 of Regulation S-X.
Reclassification
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note O – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note K– Commitments and Contingencies, Note L - Stockholders' Equity and Note H - Restructuring-Related Activities for more information.
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
We record available-for-sale investments at fair value and exclude unrealized gains and temporary losses on available-for-sale securities from earnings, reporting such gains and losses, net of tax, as a separate component of stockholders’ equity, until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We held no available-for-sale securities during 2012, 2011 and 2010.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institutions and generally do not require collateral. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on historical information and management's best estimates. Amounts determined to be uncollectible are written off against this reserve. We recorded write-offs of uncollectible accounts receivable of $7 million in 2012, $13 million in 2011, and $15 million in 2010. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2012, 2011, or 2010 or accounts receivable at December 31, 2012 or 2011; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.
We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Spain and Portugal are subject to an increased number of days outstanding above historical levels prior to payment due to the fiscal and debt crises in these countries. Historically, receivable balances with certain publicly-owned hospitals in these countries accumulate over a period of time and are then subsequently settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2012, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write-offs of uncollectible amounts may increase. As of December 31, 2012, our net receivables in these countries greater than 180 days past due totaled $51 million, of which $17 million were past due greater than 365 days.

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

Warranty Obligations
We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary.
Changes in our product warranty accrual during 2012, 2011, and 2010 consisted of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$30	$43	$55
Provision	8	9	15
Settlements/ reversals	(12)	(22)	(27)
Ending balance	$26	$30	$43
Inventories
We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory. Approximately 40 percent of our finished goods inventory as of December 31, 2012 and 2011 was at customer locations pursuant to consignment arrangements.
Property, Plant and Equipment
We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to ten year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $288 million in 2012, $296 million in 2011, and $303 million in 2010.
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

Indefinite-lived Intangibles, including In-Process Research and Development
Our indefinite-lived intangible assets that are not subject to amortization primarily include acquired stent and balloon technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine, and purchased research and development intangible assets acquired in a business combination. Our purchased research and development represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify purchased research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated purchased research and development intangible asset. We test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.
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
Amortization and Impairment of Intangible Assets
We record intangible assets at historical cost and amortize them over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets is as follows: patents and licenses, two to 20 years; definite-lived technology-related, five to 25 years; customer relationships, five to 25 years; other intangible assets, various.
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
We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. However, we believe our assumptions and estimates are reasonable and represent our best estimates. See Note D - Goodwill and Other Intangible Assets for more information related to impairments of intangible assets during 2012, 2011, and 2010.
For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees, and other expenditures directly related to securing the patent.
Goodwill Valuation
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our 2012 impairment assessments, we identified six reporting units within the U.S., including our CRM, Neuromodulation, Endoscopy, Urology/Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, which in aggregate make up the U.S. reportable segment. In addition, we identified four international reporting units, including EMEA, Japan, Asia Pacific and the Americas. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2012, 2011, and 2010, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
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
If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test. See Note D - Goodwill and Other Intangible Assets for discussion of our goodwill impairment charges.
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
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that we accounted for under the equity method of accounting was $16 million as of December 31, 2012 and $7 million as of December 31, 2011. We account for investments in entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investments was $13 million as of December 31, 2012 and $16 million as of December 31, 2011. In addition, we had notes receivable from certain companies of $5 million as of December 31, 2012 and $44 million as of December 31, 2011.
Each reporting period, we evaluate our investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a significant deterioration in earnings performance; recent financing rounds at reduced valuations; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. Our estimation of fair value considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. We deem an impairment to be other-than-temporary unless we have the ability and intent to hold an investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Impairment losses on our investments are included in other, net in our consolidated statements of operations.
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
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations are $11.041 billion as of December 31, 2012 and $10.346 billion as of December 31, 2011.
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
Legal and Product Liability Costs
We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties, and administrative remedies. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value, and capitalize these amounts as assets if the license will provide an on-going future benefit. See Note K - Commitments and Contingencies for discussion of our individual material legal proceedings.
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
Translation of Foreign Currency
We translate all assets and liabilities of foreign subsidiaries from local currency into U.S. dollars using the year-end exchange rate, and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive loss. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. We did not record any highly inflationary economy translation adjustments in 2012, 2011 or 2010.
Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments. We recognized net foreign currency transaction losses of $18 million in 2012, $12 million in 2011, and $9 million in 2010.
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
Shipping and Handling Costs
We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $105 million in 2012, $100 million in 2011, and $88 million in 2010 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
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
We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income. The outstanding obligation as of December 31, 2012 and 2011 is as follows:

	As of December 31, 2012			As of December 31, 2011
(in millions)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized
Executive Retirement Plan	$13	$—	$13	$14		$14
Guidant Retirement Plan (frozen)	131	87	44	118	75	43
Guidant Supplemental Retirement Plan (frozen)	34	—	34	32		32
Guidant Healthcare Retirement Benefit Plan (frozen)	5	—	5	10		10
International Retirement Plans	85	43	42	75	40	35
	$268	$130	$138	$249	$115	$134
The value of the Rabbi Trust assets used to pay the Guidant Supplemental Retirement Plan benefits included in our accompanying consolidated financial statements was approximately $21 million as of December 31, 2012 and $25 million as of December 31, 2011.
The critical assumptions associated with our employee retirement plans as of December 31, 2012 are as follows:

			Long-Term Healthcare	Rate of
	Discount Rate	Expected Return on Plan Assets	Cost Trend Rate	Compensation Increase
Executive Retirement Plan	3.50%			3.00%
Guidant Retirement Plan (frozen)	4.25%	7.50%
Guidant Supplemental Retirement Plan (frozen)	4.00%
Guidant Healthcare Retirement Benefit Plan (frozen)	1.75%		5.00%
International Retirement Plans	1.00% - 4.00%	2.75% - 4.00%		3.00%
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

A rollforward of the changes in the fair value of plan assets for our funded retirement plans during 2012 and 2011 is as follows:

	Year Ended December 31,
(in millions)	2012	2011
Beginning fair value	$115	$113
Actual return on plan assets	11	—
Employer contributions	20	17
Benefits paid	(13)	(13)
Net transfers in (out)	—	(3)
Foreign currency exchange	(3)	1
Ending fair value	$130	$115
We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation, and fifty percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $63 million in 2012, $65 million in 2011, and $64 million in 2010.
Net Income (Loss) per Common Share
We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.

NOTE B – ACQUISITIONS
Over the past three years, we have completed several acquisitions as part of our strategic initiatives, and have acquired technologies in the areas of hypertension, cardiology, cardiac rhythm management (CRM), structural heart therapy, deep brain stimulation, peripheral vascular disease, endoscopic pulmonary intervention, and atrial fibrillation.
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the years ended December 31, 2012, 2011 or 2010.
2012 Acquisitions
Cameron Health, Inc.
On June 8, 2012, we completed the acquisition of the remaining equity of Cameron Health, Inc. (Cameron). Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® system. The S-ICD® system has received CE Mark approval and is currently sold in Europe, Middle East, and Africa (EMEA). In addition, in late September 2012, we received U.S. Food and Drug Administration (FDA) approval for the S-ICD® system, and commenced a limited commercial launch of this system in the United States during the fourth quarter of 2012. We are integrating the operations of the Cameron business into our CRM business. Total consideration includes an initial $150 million cash payment at closing of the transaction, a payment of $150 million upon FDA approval of the S-ICD® system and up to an additional $1.05 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. Due to our receipt of FDA approval of Cameron's S-ICD® system, we paid the related $150 million milestone payment to the former shareholders of Cameron during the fourth quarter of 2012.
BridgePoint Medical, Inc.
On October 4, 2012, we completed the acquisition of 100 percent of the fully diluted equity of BridgePoint Medical, Inc. (BridgePoint), a developer of catheter-based systems to treat coronary chronic total occlusions (CTOs). BridgePoint has the only U.S. approved crossing and re-entry system indicated for use in coronary CTOs. The system has also received CE Mark approval and TGA approval in Australia and is currently sold in EMEA, Australia and the U.S. We are integrating the operations of the BridgePoint business into our Interventional Cardiology business. Total consideration includes an initial $20 million at closing of the transaction and up to an additional $90 million of revenue-based earnouts and milestones through 2016.

Rhythmia Medical, Inc.
On October 8, 2012, we completed the acquisition of 100 percent of the fully diluted equity of Rhythmia Medical, Inc. (Rhythmia). Rhythmia is a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We are integrating the operations of the Rhythmia business into our Electrophysiology business. Total consideration includes an initial $90 million at closing of the transaction and up to an additional $175 million of regulatory and revenue-based milestones and revenue-based earnouts through 2017.
Vessix Vascular, Inc.
On November 19, 2012, we completed the acquisition of 100 percent of the fully diluted equity of Vessix Vascular, Inc. (Vessix). Vessix is a developer of a potential breakthrough therapy to treat uncontrolled hypertension, or high blood pressure. The Vessix Vascular V2 Renal Denervation System™ has received CE Mark in Europe and TGA approval in Australia. Vessix Vascular has initiated the REDUCE-HTN post-market surveillance study and expects to initiate a full launch of the product in CE Mark countries in 2013. We are integrating the operations of the Vessix business into our Peripheral Interventions business. Total consideration includes an initial $125 million at closing of the transaction and up to an additional $300 million of clinical and revenue-based milestones and revenue-based earnouts through 2016.
Purchase Price Allocation
We accounted for these acquisitions as business combinations and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price for acquisitions consummated in 2012 are as follows (in millions):

Cash, net of cash acquired	$366
Fair value of contingent consideration	465
Fair value of prior interests	79
Fair value of debt assumed	9
$919

Total consideration for the 2012 acquisitions included initial $366 million cash payments, net of cash acquired, at closing of the transactions, with potential payments of up to an additional $1.615 billion based upon achievement of certain regulatory- and commercialization-related milestones and revenue through 2018. As of the respective acquisition dates, we recorded total contingent consideration liabilities of $465 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies. The fair value of the contingent consideration liabilities was estimated by discounting, to present value, contingent payments expected to be made. In certain circumstances, we utilized a probability-weighted approach or monte carlo revenue simulation model to determine the fair value of contingent consideration.
Prior to the acquisition of Cameron, we had an equity interest in Cameron and held $40 million of notes receivable. We re-measured our previously held investments to their estimated acquisition-date fair value of $79 million and recorded a gain of $39 million in other, net in the accompanying consolidated statements of operations during the second quarter of 2012. We measured the fair values of the previously held investments based on the liquidation preferences and priority of the equity interests and debt, including accrued interest. In addition, we prepaid the assumed debt obligation of Cameron for approximately $9 million during the second quarter of 2012.
The following summarizes the aggregate preliminary purchase price allocation for the 2012 acquisitions as of December 31, 2012 (in millions):

Goodwill	$563
Amortizable intangible assets	189
Indefinite-lived intangible assets	132
Other net assets	15
Deferred income taxes	20
$919

We allocated a portion of the preliminary purchase price to specific intangible asset categories as of the respective acquisition dates as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$187	8	14% to 28%
Customer relationships	2	5	14%
Indefinite-lived intangible assets:
Purchased research and development	132		14% to 28%
	$321

Our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. The technology-related intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives. Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies. Upon completion of the associated research and development efforts, we determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products.

We believe that the estimated intangible asset values represent the fair value at the dates of acquisition and do not exceed the amount a third party would pay for the assets. We used the income approach to derive the fair value of the amortizable intangible assets and purchased research and development. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures.
We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is non-deductible for tax purposes. Goodwill was established due primarily to revenue and cash flow projections associated with future technologies, as well as synergies expected to be gained from the integration of these businesses into our existing operations, and has been allocated to our reportable segments based on the relative expected benefit as follows (in millions):

U.S.	$292
EMEA	154
Inter-Continental	86
Japan	31
$563
2011 Acquisitions
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Sadra is developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market, and TAVR is one of the fastest growing medical device markets. We have integrated the operations of the Sadra business into our Interventional Cardiology business. Total consideration included a net cash payment of $193 million at closing to acquire the remaining 86 percent of Sadra and potential payments up to $193 million through 2016 that are contingent upon the achievement of certain regulatory- and revenue-based milestones.

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
ReVascular Therapeutics, Inc.
On February 15, 2011, we completed the acquisition of 100 percent of the fully diluted equity of ReVascular Therapeutics, Inc. (RVT). RVT has developed the TRUEPATH™ intraluminal chronic total occlusion crossing device enabling endovascular treatment in cases that typically cannot be treated with standard endovascular devices. This acquisition complements our portfolio of devices for lower extremity peripheral artery disease and we have integrated the operations of RVT into our Peripheral Interventions business. Total consideration included a cash payment of $19 million at closing of the transaction and potential payments of up to $16 million through 2014 that are contingent upon the achievement of certain regulatory- and commercialization-based milestones and revenue.
Atritech, Inc.
On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. Atritech has developed a device designed to close the left atrial appendage of the heart. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We have integrated the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device. Total consideration included a net cash payment of $98 million at closing of the transaction and potential payments up to $275 million through 2015 that are contingent upon achievement of certain regulatory-based milestones and revenue.
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
The following summarizes the aggregate purchase price allocation for the 2011 acquisitions (in millions):

Goodwill	$266
Amortizable intangible assets	97
Indefinite-lived intangible assets	470
Deferred income taxes	(121)
$712

We allocated the aggregate purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology-related	$97	7	23% - 25%
Indefinite-lived intangible assets
Purchased research and development	470		23% - 30%
	$567
2010 Acquisitions
Asthmatx, Inc.
On October 26, 2010, we completed the acquisition of 100 percent of the fully diluted equity of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The acquisition was intended to broaden and diversify our product portfolio by expanding into the area of endoscopic pulmonary intervention. We have integrated the operations of the Asthmatx business into our Endoscopy business. Total consideration included a net cash payment of $194 million at closing of the transaction and potential payments up to $250 million that are contingent upon the achievement of certain revenue-based milestones.

SI Therapies Ltd.

On November 3, 2010, we completed the acquisition of 100 percent of the fully diluted equity of SI Therapies Ltd. SI Therapies has developed the OFFROAD™ re-entry catheter to treat peripheral CTOs. A CTO, which represents a complete artery blockage, typically cannot be treated with standard endovascular devices such as guidewires and other catheter-based technologies. A CTO device permits endovascular treatment in cases that otherwise might require a patient to undergo surgery or lower extremity amputation. This acquisition complements our portfolio of devices for lower extremity peripheral artery disease and we have integrated the operations of SI Therapies into our Peripheral Interventions business. We paid approximately $5 million at the closing of the transaction using cash on hand, and may be required to pay future consideration up to $24 million that is contingent upon the achievement of certain commercial and revenue-based milestones.

The components of the purchase price as of the acquisition date for our 2010 acquisitions are as follows:

(in millions)	Total
Cash	$199
Fair value of contingent consideration	69
$268

The following summarizes the purchase price allocations:

(in millions)	Total
Goodwill	$81
Amortizable intangible assets	175
Indefinite-lived intangible assets	45
Other net assets	3
Deferred income taxes	(36)
$268

We allocated the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology-related	$175	11.9	28.0% - 35.5%

Indefinite-lived intangible assets
Purchased research and development	45		29.0% - 36.0%
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
Changes in our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2010	$(71)
Amounts recorded related to new acquisitions	(287)
Net fair value adjustments	(7)
Payments made	7
Balance as of December 31, 2011	$(358)
Amounts recorded related to new acquisitions	(465)
Net fair value adjustments	6
Payments made	154
Balance as of December 31, 2012	$(663)
As of December 31, 2012, the maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with our acquisitions is approximately $2.3 billion.
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

Contingent Consideration Liability	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$212 million	Probability Weighted Discounted Cash Flow	Discount Rate	0.9% - 2.4%
			Probability of Payment	0% - 95%
			Projected Year of Payment	2013 - 2017
Revenue-based Payments	$218 million	Discounted Cash Flow	Discount Rate	12% - 18%
			Probability of Payment	65% - 100%
			Projected Year of Payment	2013 - 2018
	$233 million	Monte Carlo	Revenue Volatility	15% - 29%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2013-2018

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. Projected contingent payment amounts related to R&D, regulatory- and commercialization-based milestones and certain revenue-based milestones are discounted back to the current period using a discounted cash flow model. Other revenue-based payments are valued using a monte carlo valuation model, which simulates future revenues during the earn out-period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.

NOTE C – DIVESTITURES AND ASSETS HELD FOR SALE
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. During 2012, we received an additional $10 million of consideration, which we recorded as a gain in our accompanying consolidated statements of operations. We will receive the remaining $40 million of consideration upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded a pre-tax gain of $778 million ($545 million after-tax) during 2011 and a pre-tax gain of $15 million during 2012 associated with the transaction.
We recorded revenue related to the Neurovascular business following its divestiture of $122 million, in 2012 and $141 million in 2011, as compared to 2010 revenue generated by the Neurovascular business of $340 million. We continue to generate net sales pursuant to our supply agreements with Stryker; however, these net sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of December 31, 2012 and 2011 is as follows:

	As of December 31, 2012		As of December 31, 2011
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,020	$(3,005)	$7,823	$(2,734)
Patents	559	(352)	539	(331)
Other intangible assets	810	(428)	808	(376)
	$9,389	$(3,785)	$9,170	$(3,441)
Unamortizable intangible assets
Goodwill	$15,450	$(9,477)	$14,888	$(5,127)
Technology-related	242		242
	$15,692	$(9,477)	$15,130	$(5,127)

In addition, we had $443 million and $502 million of purchased research and development intangible assets as of December 31, 2012 and December 31, 2011, respectively.
Goodwill as of December 31, 2012 as allocated to our U.S., EMEA, Japan, and Inter-Continental reportable segments for purposes of our goodwill impairment testing is presented below. Our U.S. goodwill is further allocated to our U.S. reporting units for our goodwill testing.

The following is a rollforward of our goodwill balance by reportable segment:

(in millions)	United States	EMEA	Japan	Inter-Continental	Total
Balance as of December 31, 2010	$5,189	$3,915	$551	$531	$10,186
Purchase price adjustments	14	(10)	2		6
Goodwill acquired	161	99	1	5	266
Goodwill written off	(697)				(697)
Balance as of December 31, 2011	$4,667	$4,004	$554	$536	$9,761
Purchase price adjustments	(2)	—	—	1	(1)
Goodwill acquired	292	154	31	86	563
Goodwill written off	(748)	(3,602)	—		(4,350)
Balance as of December 31, 2012	$4,209	$556	$585	$623	$5,973
The 2011 and 2012 purchase price adjustments relate primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.

Goodwill Impairment Charges
2012 Charges
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our EMEA reporting unit was impaired and recorded a $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. We finalized the second step of the EMEA goodwill impairment test during the third quarter of 2012, in accordance with ASC Topic 350, Intangibles -Goodwill and Other, and there were no adjustments to the charge upon finalization.
In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by the reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. We finalized the second step of the U.S. CRM goodwill impairment test during the fourth quarter of 2012, in accordance with ASC Topic 350, Intangibles -Goodwill and Other, and there were no adjustments to the charge upon finalization.
In our goodwill impairment tests we used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of our EMEA and U.S. CRM reporting units, as described in our accounting policies. We updated all aspects of the DCF models associated with the EMEA and U.S. CRM businesses, including the amount and timing of future expected cash flows, terminal value growth rates and the appropriate market-participant risk-adjusted weighted average costs of capital (WACC) to apply.
EMEA
As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test in the second quarter, we concluded that the revenue growth rates projected for the EMEA reporting unit would be slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of the economic uncertainty in Europe. While we continue to project revenue growth in our EMEA business, our expectations for future growth and profitability were lower than our previous estimates and reflected declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units.
The aggregate amount of goodwill that remains associated with our EMEA reporting unit is $556 million as of December 31, 2012. In addition, the remaining book value of our other EMEA intangible assets allocated to our EMEA reporting unit is approximately $1.563 billion as of December 31, 2012. In accordance with ASC Topic 350, we tested our EMEA amortizable intangible assets as of April 1, 2012 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. We also tested our indefinite-lived intangible assets associated with EMEA as of April 1, 2012 and recorded an impairment charge related to the in-process research and development associated with our acquisition of Sadra Medical, Inc. See Intangible Asset Impairment Charges below for a further discussion of this impairment.
U.S. CRM
The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect recent changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. This reduction warranted an interim goodwill impairment test for our U.S. CRM reporting unit. The declines expected in the U.S. CRM market did not impact our assumptions related to other reporting units. The increased pricing pressure and lower unit volumes are primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and have been more impactful to the U.S. CRM business than previously estimated. In addition, we recently aligned certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points. We continue to analyze business trends using all available information and our U.S. CRM goodwill remains sensitive to changes in expectations of future growth of this market and our performance.
Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge recorded during the third quarter of 2012, the carrying value of our U.S. CRM reporting unit continues to exceed its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of the amortizable intangible assets allocated to the U.S. CRM reporting unit was approximately $3.303 billion as of December 31, 2012. In accordance with ASC Topic 350, we tested the amortizable intangible assets as of September 30, 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.636 billion globally) are sensitive to changes in future cash flow assumptions and our CRM business performance. The $4.636 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
We continue to identify three reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $216 million of remaining allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.380 billion of allocated goodwill; and our U.S. Neuromodulation reporting unit, which holds $1.266 billion of allocated goodwill, each as of December 31, 2012. As of December 31, 2012, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) was approximately seven to 11 percent. During the fourth quarter of 2012, the level of excess fair value over carrying value of our U.S. Cardiovascular reporting unit declined as a result of our performance, declines in our market share due to competitive launches, and continued average selling price declines in the U.S. drug-eluting stent (DES) market as a result of continued competitive pressures and declines in procedural volumes.
On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an 80 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation reporting unit. A 90 basis point decrease in the long term revenue and terminal growth rates would require that we perform the second step of the goodwill impairment test for the U.S. Cardiovascular reporting unit. An increase in the WACC applied of 70 basis points would require that we perform the second step of the goodwill impairment test for the U.S. Neuromodulation and U.S. Cardiovascular reporting units. Given that the carrying value of the U.S. CRM reporting unit continues to exceed its fair value, any negative changes in the key variables or values associated with this reporting unit would likely require that we perform the second step of the goodwill impairment test in a future reporting period. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

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
As a result of physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and U.S. Department of Justice (DOJ) investigations into hospitals’ ICD implant practices and the expansion of Medicare recovery audits, among other factors, we estimated the U.S. CRM market would experience negative growth rates in 2011, as compared to 2010. Due to these estimated near-term market reductions, as well as the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors were increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business. The impact of the reduction in the size of the U.S. ICD market, and the related reduction in our forecasted 2011 U.S. CRM net sales, as well as the change in our expected sales growth rates thereafter as a result of the trends noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.

2010 Charge

As a result of ship hold and product removal actions associated with our U.S. ICD and CRT-D products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations we concluded there was an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit during the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $1.817 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit.
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
The following is a rollforward of accumulated goodwill write-offs by reportable segment:

	United			Inter-
(in millions)	States	EMEA	Japan	Continental	Total
Accumulated write-offs as of December 31, 2010	(4,430)				(4,430)
Goodwill written off	(697)				(697)
Accumulated write-offs as of December 31, 2011	$(5,127)				$(5,127)
Goodwill written off	(748)	(3,602)			(4,350)
Accumulated write-offs as of December 31, 2012	$(5,875)	(3,602)			$(9,477)
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

In-process research and development fair value is measured using projected revenues, projected expenses, discount rates, and probability of expected launch. The nonrecurring Level 3 fair value measurements of the impairment charges taken in the third quarter of 2012 included the following significant unobservable inputs:

Intangible Asset	Fair Value as of July 1, 2012	Valuation Technique	Unobservable Input	Range
In-Process R&D	$26 million	Income Approach - Excess Earnings Method	Discount Rate	20%-25%

During the third quarter of 2012, in conjunction with the interim goodwill impairment test of our U.S. CRM reporting unit, we performed an impairment analysis of the amortizable intangible assets allocated to our U.S. CRM reporting unit as of September 30, 2012 on an undiscounted cash flow basis, and concluded that these assets were not impaired. However, following the recent declines in our CRM projections, the recoverability of our CRM-related amortizable intangibles ($4.636 billion globally as of December 31, 2012) are sensitive to changes in future cash flow assumptions and our CRM business performance. The $4.636 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets.

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

The nonrecurring Level 3 fair value measurements of the impairment charges taken in the second quarter of 2012 included the following significant unobservable inputs:

Intangible Asset	Fair Value as of April 1, 2012	Valuation Technique	Unobservable Input	Range
In-Process R&D	$184 million	Income Approach - Excess Earnings Method	Discount Rate	20%
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
2010 Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. In addition, during the third quarter of 2010, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, we tested the related intangible assets for impairment and recorded a $60 million charge in the first quarter of 2010 and a $5 million charge in the third quarter of 2010 to write down the balance of these intangible assets to their fair value.
The intangible asset category and associated write downs recorded in 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010
Technology-related		$9	$65
Purchased research and development	$142	12	—
	$142	$21	$65

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio as of December 31, 2012 is as follows:

Estimated Amortization Expense
Fiscal Year	(in millions)

2013	$407
2014	424
2015	429
2016	428
2017	417
Our technology-related intangible assets that are not subject to amortization represent technical processes, intellectual property and/or institutional understanding acquired through business combinations that are fundamental to the on-going operations of our business and have no limit to their useful life. Our technology-related intangible assets that are not subject to amortization are comprised primarily of certain acquired stent and balloon technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine. We assess our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other.

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of December 31, 2012 and December 31, 2011 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.469 billion as of December 31, 2012 and $2.088 billion as of December 31, 2011.
We recognized net losses of $39 million during 2012 on our cash flow hedges, as compared to $95 million of net losses during 2011, and $30 million of net losses during 2010. All currency cash flow hedges outstanding as of December 31, 2012 mature within 36 months. As of December 31, 2012, $31 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $52 million as of December 31, 2011. As of December 31, 2012, $2 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.942 billion as of December 31, 2012 and $2.209 billion as of December 31, 2011.
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
In the first quarter of 2011, we entered interest rate derivative contracts having a notional amount of $850 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges. We terminated these hedges during the third quarter of 2011 and received total proceeds of approximately $80 million, which included approximately $5 million of accrued interest receivable. We are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $64 million as of December 31, 2012 and $73 million as of December 31, 2011, and unamortized losses of $3 million as of December 31, 2012 and $4 million as of December 31, 2011, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $4 million as of December 31, 2012 and $7 million as of December 31, 2011. The gains that we recognized in earnings related to previously terminated interest rate derivatives were $11 million in 2012 and were not material in 2011. As of December 31, 2012, $10 million of net gains may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying consolidated statements of operations during 2012 and 2011 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Year Ended December 31, 2012
Interest rate hedge contracts		$2	Interest expense
Currency hedge contracts	$95	(39)	Cost of products sold
	$95	$(37)
Year Ended December 31, 2011
Interest rate hedge contracts		$1	Interest expense
Currency hedge contracts	$(66)	(95)	Cost of products sold
	$(66)	$(94)

The amount of gain (loss) recognized in earnings related to the ineffective portion of our hedging relationships was de minimus in 2012. In 2011, we recognized a $5 million gain related to the ineffective portion of hedging relationships.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Year Ended			Location in Statement of Operations
	December 31,
	2012	2011	2010
Gain (loss) on currency hedge contracts	$23	$12	$(77)	Other, net
Gain (loss) on foreign currency transaction exposures	(41)	(24)	68	Other, net
Net foreign currency gain (loss)	$(18)	$(12)	$(9)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2012, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of December 31, 2012 and December 31, 2011:

		As of
		December 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2012	2011
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$25	$31
Currency hedge contracts	Other long-term assets	63	20
		88	51
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	33	36
Total Derivative Assets		$121	$87

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$20	$69
Currency hedge contracts	Other long-term liabilities	10	49
		30	118
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	27	13
Total Derivative Liabilities		$57	$131

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2012 and December 31, 2011:

	As of December 31, 2012				As of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$39			$39	$78			$78
Currency hedge contracts		$121		121		$87		87
	$39	$121		$160	$78	$87		$165
Liabilities
Currency hedge contracts		$57		$57		$131		$131
Accrued contingent consideration			$663	663			$358	358
		$57	$663	$720		$131	$358	$489

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $39 million invested in money market and government funds as of December 31, 2012, we had $168 million in interest bearing and non-interest bearing bank accounts. In addition to $78 million invested in money market and government funds as of December 31, 2011, we had $88 million in short-term time deposits and $101 million in interest bearing and non-interest bearing bank accounts.
Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liability. Refer to Note B - Acquisitions for a discussion of the changes in the fair value of our contingent consideration liability.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $13 million as of December 31, 2012 and $16 million as of December 31, 2011.
During 2012 and 2011, we recorded losses of $4.492 billion and $718 million, respectively, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to these charges and significant unobservable inputs.
The fair value of our outstanding debt obligations was $4.793 billion as of December 31, 2012 and $4.649 billion as of December 31, 2011, which was determined by using primarily quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.256 billion as of December 31, 2012 and $4.261 billion as of December 31, 2011. In 2012, no prepayments were made on our senior notes. During 2011, we prepaid the remaining $1.0 billion of our term loan and paid $250 million of our senior notes at maturity.

The debt maturity schedule for the significant components of our debt obligations as of December 31, 2012 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes		$600	$1,250	$600	$250	$1,500	$4,200
		$600	$1,250	$600	$250	$1,500	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
During 2011, we prepaid the remaining $1.0 billion of our term loan maturities without premium or penalty.
In the second quarter of 2012, we established a $2.0 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks and terminated our previous revolving credit facility. Eurodollar and multicurrency loans under the new revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent, as of December 31, 2012). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent, as of December 31, 2012). There were no amounts borrowed under our revolving credit facility as of December 31, 2012 or December 31, 2011.
As of December 31, 2012, we had outstanding letters of credit of $94 million, as compared to $128 million as of December 31, 2011, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2012 and 2011, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2012 or 2011. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	December 31, 2012
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2012, we had $357 million of the combined restructuring charge exclusion remaining. Any non-cash charges, as defined by the agreement, are excluded from the calculation of consolidated EBITDA. In addition, any cash litigation payments, as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.3 billion in the aggregate. As of December 31, 2012, we had $2.271 billion of the combined legal and debt exclusion remaining. As of and through December 31, 2012, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes

We had senior notes outstanding of $4.200 billion as of December 31, 2012 and $4.200 billion as of December 31, 2011. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on a parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries. In January 2011, we paid $250 million of our senior notes at maturity. Our senior notes consist of the following as of December 31, 2012:

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
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In June 2012, we extended the maturity of this facility to June 2013, subject to further extension. There were no amounts borrowed under this facility as of December 31, 2012 or December 31, 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $300 million as of December 31, 2012. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $191 million of receivables as of December 31, 2012 at an average interest rate of 1.6 percent, and $390 million as of December 31, 2011 at an average interest rate of 3.3 percent. The European sovereign debt crisis may impact our future ability to transfer receivables to third parties in certain Southern European countries. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 18.5 billion Japanese yen (translated to approximately $214 million as of December 31, 2012). We de-recognized $182 million of notes receivable as of December 31, 2012 at an average interest rate of 1.6 percent and $188 million of notes receivable as of December 31, 2011 at an average interest rate of 1.7 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets.

NOTE G – LEASES
Rent expense amounted to $80 million in 2012, $90 million in 2011 and $92 million in 2010.
Our obligations under noncancelable capital leases were not material as of December 31, 2012 and 2011.

Future minimum rental commitments as of December 31, 2012 under other noncancelable lease agreements are as follows (in millions):

2013	$69
2014	50
2015	40
2016	33
2017	23
Thereafter	44

$259

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
2011 Restructuring Plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 restructuring program (the Expansion). The Expansion is intended to further strengthen our operational effectiveness and efficiencies and support new investments, which we expect to increase stockholder value. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, are expected to be substantially complete by the end of 2013.
We estimate that the 2011 Restructuring plan, including the Expansion, will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we have made payments of $128 million to date. We have recorded related costs of $184 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$185 million to $210 million
Other (1)	$70 million to $90 million
Restructuring-related expenses:
Other (2)	$45 million to $55 million
$300 million to $355 million

(1)	Includes primarily consulting fees, fixed asset write-offs and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including the Expansion, such as program management, accelerated depreciation, retention and infrastructure-related costs.

2010 Restructuring Plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan included the restructuring of certain of our businesses and corporate functions; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the re-prioritization and diversification of our product portfolio. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and were complete by the end of 2012.
The execution of the 2010 Restructuring plan resulted in total pre-tax charges of $160 million, and required cash outlays of $145 million, of which we have made payments of $144 million to date. We have recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our costs associated with the plan by major type of cost:

Type of cost	Total amount incurred
Restructuring charges:
Termination benefits	$90 million
Fixed asset write-offs	$11 million
Other (1)	$51 million
Restructuring-related expenses:
Other (2)	$8 million
$160 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2010 Restructuring plan, including accelerated depreciation and infrastructure-related costs.
Plant Network Optimization Program
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program was a complement to our 2007 Restructuring plan and was intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and were substantially completed during 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $132 million to $135 million, and that approximately $105 million to $110 million of these charges will result in cash outlays, of which we have made payments of $102 million to date. We have recorded related costs of $132 million since the inception of the plan, and have recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.

The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$36 million

Restructuring-related expenses:
Accelerated depreciation	$22 million
Transfer costs (1)	$74 million to $77 million
$132 million to $135 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
In aggregate, we recorded restructuring charges pursuant to our restructuring plans of $136 million during 2012, $89 million during 2011, and $116 million during 2010. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $24 million during 2012, $40 million during 2011, and $53 million during 2010.
The following presents these costs by major type and line item within our accompanying consolidated statements of operations, as well as by program:

Year Ended December 31, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$79			$14	$43	$136
Restructuring-related expenses:
Cost of products sold			$8			8
Selling, general and administrative expenses		$2			14	16
	—	2	8	—	14	24
	$79	$2	$8	$14	$57	$160

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$78	$2		$14	$55	$149
2010 Restructuring plan	1				2	3
Plant Network Optimization program			$8			8
	$79	$2	$8	$14	$57	$160

Year Ended December 31, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$55				$34	$89
Restructuring-related expenses:
Cost of products sold		$9	$27			36
Selling, general and administrative expenses					4	4
	—	9	27	—	4	40
	$55	$9	$27	$—	$38	$129

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$21				$14	$35
2010 Restructuring plan	24	$1			24	49
Plant Network Optimization program	10	8	$27			45
	$55	$9	$27	$—	$38	$129

Year Ended December 31, 2010
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$70			$11	$35	$116
Restructuring-related expenses:
Cost of products sold		$7	$41			48
Selling, general and administrative expenses					5	5
		7	41		5	53
	$70	$7	$41	$11	$40	$169

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2010 Restructuring plan	$66			$11	$33	$110
Plant Network Optimization program	4	$7	$28			39
2007 Restructuring plan			13		7	20
	$70	$7	$41	$11	$40	$169

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our restructuring initiatives in 2013 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with ASC Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

We have incurred cumulative restructuring charges related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $355 million and restructuring-related costs of $125 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$99	$90	$36	$225
Fixed asset write-offs	14	11		25
Other	54	51		105
Total restructuring charges	167	152	36	355
Accelerated depreciation	2		22	24
Transfer costs			74	74
Other	15	8		23
Restructuring-related expenses	17	8	96	121
	$184	$160	$132	$476
We made cash payments of $149 million in 2012 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $375 million related to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Year Ended December 31, 2012
Termination benefits	$60	$4	$24	$88
Transfer costs			8	8
Other	53			53
	$113	$4	$32	$149

Program to Date
Termination benefits	$63	$89	$29	$181
Transfer costs			73	73
Other	65	56		121
	$128	$145	$102	$375
We also made cash payments of $5 million during 2012 associated with our 2007 Restructuring plan and have made total cash payments of approximately $375 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets:

	Restructuring Plan Termination Benefits
			Plant Network
(in millions)	2011	2010	Optimization	Total
Accrued as of December 31, 2009			$22	$22
Charges		$66	4	70
Cash payments		(45)		(45)
Accrued as of December 31, 2010		21	26	47
Charges	$21	24	10	55
Cash payments	(3)	(39)	(3)	(45)
Accrued as of December 31, 2011	18	6	33	57
Charges	78	1	—	79
Cash payments	(60)	(4)	(24)	(88)
Accrued as of December 31, 2012	$36	$3	$9	$48

In addition to our accrual for termination benefits, we had a $5 million liability as of December 31, 2012 and a $3 million liability as of December 31, 2011 for other restructuring-related items.

NOTE I – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	December 31, 2012	December 31, 2011
Accounts receivable	$1,336	$1,362
Less: allowance for doubtful accounts	(88)	(81)
Less: allowance for sales returns	(31)	(35)
	$1,217	$1,246
The following is a rollforward of our allowance for doubtful accounts for 2012, 2011 and 2010:

	Year Ended December 31,
(in millions)	2012	2011	2010
Beginning balance	$81	$83	$71
Net charges to expenses	14	11	27
Utilization of allowances	(7)	(13)	(15)
Ending balance	$88	$81	$83
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
Inventories

	As of
(in millions)	December 31, 2012	December 31, 2011
Finished goods	$598	$637
Work-in-process	70	71
Raw materials	216	223
	$884	$931
Property, plant and equipment, net

	As of
(in millions)	December 31, 2012	December 31, 2011
Land	$81	$111
Buildings and improvements	873	923
Equipment, furniture and fixtures	2,348	1,919
Capital in progress	218	230
	3,520	3,183
Less: accumulated depreciation	1,956	1,513
	$1,564	$1,670
Accrued expenses

	As of
(in millions)	December 31, 2012	December 31, 2011
Legal reserves	$100	$129
Payroll and related liabilities	452	466
Accrued contingent consideration	120	37
Other	612	695
	$1,284	$1,327
Other long-term liabilities

	As of
(in millions)	December 31, 2012	December 31, 2011
Legal reserves	$391	$170
Accrued income taxes	1,215	1,095
Accrued contingent consideration	543	321
Other long-term liabilities	398	422
	$2,547	$2,008

NOTE J – INCOME TAXES
Our income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2012	2011	2010
Domestic	$(1,265)	$(437)	$(1,910)
Foreign	(2,842)	1,079	847
	$(4,107)	$642	$(1,063)

The related provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2012	2011	2010
Current
Federal	$33	$45	$(83)
State		8	9
Foreign	139	91	125
	172	144	51

Deferred
Federal	(204)	86	(25)
State	(7)	(8)	(4)
Foreign		(21)	(20)
	(211)	57	(49)
	$(39)	$201	$2

The reconciliation of income taxes at the federal statutory rate to the actual provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. federal statutory income tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal benefit	(0.2)%	0.5%	0.3%
State law changes on deferred tax		(1.2)%
Effect of foreign taxes	(3.7)%	(63.7)%	(20.4)%
Non-deductible acquisition expenses		(1.9)%
Research credit		(3.4)%	(6.0)%
Valuation allowance	0.3%	(2.9)%	2.5%
Divestitures		25.4%
Goodwill impairment charges	36.4%	38.0%	59.8%
Non-deductible expenses	0.1%	5.7%	1.8%
Other, net	1.1%	(0.2)%	(2.8)%
	(1.0)%	31.3%	0.2%

We had net deferred tax liabilities of $1.237 billion as of December 31, 2012 and $1.379 billion as of December 31, 2011. Gross deferred tax liabilities of $2.310 billion as of December 31, 2012 and $2.373 billion as of December 31, 2011 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $1.073 billion as of December 31, 2012 and $994 million as of December 31, 2011 relate primarily to the establishment of inventory and product-related reserves; litigation, product liability and other reserves and accruals; stock-based compensation; net operating loss carryforwards and tax credit carryforwards; and the federal benefit of uncertain tax positions. In light of our historical financial performance and the extent of our deferred tax liabilities, we believe we will recover substantially all of these assets.

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

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2012	2011
Deferred Tax Assets:
Inventory costs, intercompany profit and related reserves	$136	$181
Tax benefit of net operating loss and credits	497	440
Reserves and accruals	300	232
Restructuring-related charges and purchased research and development	13	20
Litigation and product liability reserves	48	53
Unrealized gains and losses on derivative financial instruments		22
Investment write-down	13	38
Stock-based compensation	171	219
Federal benefit of uncertain tax positions	157	141
Other	54	10
	1,389	1,356
Less valuation allowance	(316)	(362)
	1,073	994
Deferred Tax Liabilities:
Property, plant and equipment	101	118
Unrealized gains and losses on derivative financial instruments	21
Intangible assets	2,187	2,241
Other	1	14
	2,310	2,373
Net Deferred Tax Liabilities	$1,237	$1,379
Our deferred tax assets and liabilities are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location in	As of December 31,
Component	Balance Sheet	2012	2011
Current deferred tax asset	Deferred income taxes	$433	$458
Non-current deferred tax asset	Other long-term assets	54	31
Deferred Tax Assets		487	489
Current deferred tax liability	Other current liabilities	11	3
Non-current deferred tax liability	Deferred income taxes	1,713	1,865
Deferred Tax Liabilities		1,724	1,868
Net Deferred Tax Liabilities		$1,237	$1,379

As of December 31, 2012, we had U.S. tax net operating loss carryforwards, capital loss and tax credits, the tax effect of which was $184 million, as compared to $69 million as of December 31, 2011. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $341 million as of December 31, 2012, as compared to $371 million as of December 31, 2011. These tax attributes will expire periodically beginning in 2013. After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, we established a valuation allowance of $316 million as of December 31, 2012 and $362 million as of December 31, 2011. The decrease in the valuation allowance as of December 31, 2012, as compared to December 31, 2011, is attributable primarily to foreign net operating losses written off during the year, offset by a change in judgment related to expected ability to realize certain deferred tax assets. The income tax impact of the unrealized gain or loss component of other comprehensive income was a charge of $43 million in 2012, benefit of $1 million in 2011, and a benefit of $16 million in 2010.
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. We do not believe it is practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations were $11.041 billion as of December 31, 2012 and $10.346 billion as of December 31, 2011.

As of December 31, 2012, we had $1.052 billion of gross unrecognized tax benefits, of which a net $902 million, if recognized, would affect our effective tax rate. As of December 31, 2011, we had $987 million of gross unrecognized tax benefits, of which a net $847 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
		(restated)
Beginning Balance	$987	$965	$1,038
Additions based on positions related to the current year	54	104	55
Additions based on positions related to prior years	43	8	44
Reductions for tax positions of prior years	(27)	(72)	(124)
Settlements with taxing authorities	(1)	(3)	(35)
Statute of limitation expirations	(4)	(15)	(13)
Ending Balance	$1,052	$987	$965

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

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $364 million accrued for gross interest and penalties as of December 31, 2012 and $313 million as of December 31, 2011. The increase in gross interest and penalties was the result of $51 million recognized in our consolidated statements of operations. We recognized $34 million of interest and penalties related to income taxes in 2012, released $18 million in 2011 and recognized $14 million in 2010.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $20 million.

NOTE K – COMMITMENTS AND CONTINGENCIES

The medical device market in which we primarily participate is largely technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Over the years, there has been litigation initiated against us by others, including our competitors, claiming that our current or former product offerings infringe patents owned or licensed by them. Intellectual property litigation is inherently complex and unpredictable. In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

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

In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and/or liquidity.

In addition, like other companies in the medical device industry, we are subject to extensive regulation by national, state and local government agencies in the United States and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and governmental investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies and have a material adverse effect on our financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $491 million as of December 31, 2012 and $299 million as of December 31, 2011, and includes estimated costs of settlement, damages and defense. The increase in our legal accruals was primarily due to litigation-related charges recorded during the year. During 2012 and 2011, we recorded litigation-related charges in the amount of $192 million and $48 million, respectively. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed, Inc. and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. In August 2010, Cordis filed an amended complaint to add an additional patent and in September 2010, we filed counterclaims of invalidity and non-infringement. On October 26, 2011, the District Court granted Cordis' motion to add the Promus Element stent system to the case. On February 6, 2012, the District Court granted our motion to stay the action until the conclusion of the reexaminations against the Llanos patents that are pending in the U.S. Patent and Trademark Office.

On December 4, 2009, we, along with Boston Scientific Scimed, Inc., filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. In April 2011, the U.S. District Court for the District of Delaware granted summary judgment that Cordis willfully infringed the Jang patent. After a trial on damages in May 2011, the jury found in favor of Boston Scientific for lost profits of approximately $18.5 million and royalties of approximately $1 million. On March 13, 2012, the District Court granted our motion for enhanced damages, resulting in a total damages award of approximately $41 million. On February 12, 2013, the Court of Appeals affirmed the District Court's judgment in favor of Boston Scientific.

On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott Laboratories, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. In March 2010, we filed counterclaims of invalidity and non-infringement. On June 19, 2012, the District Court found that the PROMUS stent system does not infringe the Fischell patents and that our sales of this product were authorized. On September 7, 2012, Cordis filed a notice of appeal.

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

On May 25, 2010, Dr. Jang filed suit against Boston Scientific Scimed, Inc. and us alleging breach of contract relating to certain patent rights covering stent technology. In October 2011, the U.S. District Court for the District of Delaware entered judgment in favor of us on the pleadings. On July 31, 2012, the District Court denied Dr. Jang's October 2011 motion for reconsideration or, in the alternative, permission to amend his complaint. Dr. Jang filed an appeal on August 28, 2012.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleged breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. The suit is pending in the U.S. District Court for the District of Massachusetts. In September 2009, OrbusNeich filed an amended complaint against us alleging additional state law claims. In March 2010, the District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. OrbusNeich amended its complaint in April 2010 to add another patent (another Addonizio patent). In January 2011, OrbusNeich amended its complaint to drop its misappropriation of trade secret, statutory and unfair competition claims and in July 2011, it further amended its complaint to include allegations that our ION™ coronary stent system infringes two additional patents. On February 24, 2012, the District Court granted our motion to stay the patent claims, and on June 4, 2012, the District Court stayed the breach of contract claim, in each case, pending re-examination of the patents in suit.

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

In February 2013, Orbus International B.V. filed suits against the Company and two Dutch subsidiaries in the Hague District Court in the Netherlands and Orbus Medical GmbH filed suit against a German subsidiary of the Company in the Duesseldorf District Court in Germany. Each of these matters alleges that the Company's sale of stent systems using the Element design infringe European patents licensed to Orbus. In one Dutch matter, Orbus is seeking cross border, preliminary injunctive relief, and a hearing is scheduled for April 3, 2013. In the other Dutch matter, Orbus is seeking damages and injunctive relief, and a hearing is scheduled for December 20, 2013. In the German matter, Orbus is seeking preliminary injunctive relief, and a hearing is scheduled for March 26, 2013.

Product Liability Litigation

Fewer than ten individual lawsuits remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. Further, we are aware of approximately 30 Guidant product liability lawsuits pending in international jurisdictions associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of these suits are pending in Canada and were filed as class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims. In each case, these matters generally seek monetary damages from the Company.

As of February 22, 2013, there were over 3,900 product liability cases or claims asserted against us in various federal and state courts across the country alleging personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse.  Generally, the plaintiffs allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. In addition, in October 2012 we were contacted by the Attorney General for the State of California informing us that their office and certain other state attorneys general offices intend to initiate a civil investigation into our sale of transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2011, the District Court issued an order granting our motion to dismiss and, in March 2012, issued its opinion ordering that all claims against us be dismissed, some of which were dismissed with prejudice and some of which were dismissed without prejudice to the relator's right to amend those claims. On April 6, 2012, the relator filed a motion for reconsideration of the dismissals of the claims that were dismissed with prejudice, and on August 24, 2012, the District Court denied the motion for reconsideration. On September 14, 2012, the relator filed and served an amended complaint restating the claims that the District Court dismissed without prejudice, and on January 17, 2013, the District Court granted our motion to dismiss with prejudice all of the relator's remaining claims against us. On February 15, 2013, the relator filed a notice of appeal with the U.S. Court of Appeals for the Fifth Circuit.

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. A hearing on the pending motion to dismiss was held on October 26, 2012, and on February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds.

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

On March 22, 2010, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with the request. On October 21, 2011, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint that relates to the subject matter of the U.S. Attorney's investigation, after the federal government declined to intervene in the matter. Subsequently, on January 30, 2012, the relator filed an amended complaint. On July 5, 2012, the District Court issued an opinion and order dismissing the amended complaint for lack of subject matter jurisdiction. On July 12, 2012, the relator appealed the judgment of dismissal to the U.S. Court of Appeals for the First Circuit, and oral argument was held on February 7, 2013.

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

On October 5, 2007, Dr. Tassilo Bonzel filed a complaint against Pfizer, Inc. and our Schneider subsidiaries and us in the District Court in Kassel, Germany alleging that a 1995 license agreement related to a catheter patent is invalid under German law and seeking monetary damages. In June 2009, the District Court dismissed all but one of Dr. Bonzel's claims and in October 2009, he added new claims. We opposed the addition of the new claims. The District Court ordered Dr. Bonzel to select the claims he would pursue and in January 2011, he made that selection. A hearing is scheduled for July 26, 2013.

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. The case is pending in the U.S. District Court for the Southern District of Indiana.

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
Litigation-Related Charges and Credits
During 2012 and 2011, we recorded net litigation-related charges in the amount of $192 million and $48 million, respectively. In 2010 we recorded a litigation-related credit of $104 million associated with a settlement of a dispute we had with Medinol Ltd. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

NOTE L – STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2012 and 2011, we had no shares of preferred stock issued or outstanding.
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
In July 2011, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved approximately 37 million shares remaining under a previous share repurchase program. Throughout 2012, we repurchased approximately 105 million shares of our common stock for approximately $600 million. During 2011, we repurchased approximately 82 million shares of our common stock for approximately $492 million and did not repurchase any shares of our common stock in 2010. As of December 31, 2012, we had completed our share repurchase program authorized in 2011 and had remaining 21 million shares authorized under our previous share repurchase programs. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions. There were approximately 187 million shares in treasury as of December 31, 2012 and 82 million shares in treasury as of December 31, 2011.

On January 25, 2013, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.0 billion of our common stock.

NOTE M – STOCK OWNERSHIP PLANS
Employee and Director Stock Incentive Plans
In March and May 2011, our Board of Directors and stockholders, respectively, approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to 145.6 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units (DSU), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based DSUs) and other stock and non-stock awards. Shares reserved for future issuance under our current and former stock incentive plans totaled approximately 256 million as of December 31, 2012. The 2011 LTIP covers officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified stock options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.
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

The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
(in millions, except per share data)	2012	2011	2010
Cost of products sold	$15	$25	$25
Selling, general and administrative expenses	69	74	93
Research and development expenses	24	29	32
	108	128	150
Less: income tax benefit	(32)	(34)	(55)
	$76	$94	$95

Net impact per common share - basic	$0.05	$0.06	$0.06
Net impact per common share - assuming dilution	$0.05	$0.06	$0.06
Stock Options
We generally use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted during 2012, 2011 and 2010 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2012	2011	2010
Options granted (in thousands)	4,726	16,311	11,008
Weighted-average exercise price	$6.23	$7.11	$7.26
Weighted-average grant-date fair value	$2.60	$3.07	$3.11
Black-Scholes Assumptions
Expected volatility	43%	42%	42%
Expected term (in years, weighted)	5.9	6.1	5.5
Risk-free interest rate	0.95% - 1.15%	1.16% - 2.61%	1.52% - 2.93%
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
Expected Dividend Yield
We have not historically paid dividends to our shareholders. We currently do not intend to pay dividends, and intend to retain all of our earnings to invest in the continued growth of our business and to repurchase shares. Therefore, we have assumed an expected dividend yield of zero in our grant-date fair value assessment.

Information related to stock options for 2012, 2011 and 2010 under stock incentive plans is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2009	64,712	$15
Granted	11,008	7
Exercised	(719)	7
Cancelled/forfeited	(14,627)	13
Outstanding as of December 31, 2010	60,374	$14
Granted	16,311	7
Exercised	(18)	7
Cancelled/forfeited	(15,746)	12
Outstanding as of December 31, 2011	60,921	$13
Granted	4,726	6
Exercised	—	—
Cancelled/forfeited	(10,766)	15
Outstanding as of December 31, 2012	54,881	$12	5.7	$—
Exercisable as of December 31, 2012	37,111	$14	4.6
Expected to vest as of December 31, 2012	16,227	7	8.1
Total vested and expected to vest as of December 31, 2012	53,338	$12	5.7	$—
The total intrinsic value of stock options exercised was less than $1 million in 2012, 2011 and 2010.
Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2012, 2011, and 2010 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2009	27,890	$12
Granted	17,619	7
Vested (1)	(8,431)	14
Forfeited	(3,794)	10
Balance as of December 31, 2010	33,284	$9
Granted	14,640	7
Vested (1)	(10,344)	10
Forfeited	(4,004)	6
Balance as of December 31, 2011	33,576	$8
Granted	17,073	6
Vested (1)	(10,158)	9
Forfeited	(3,898)	7
Balance as of December 31, 2012	36,593	$7

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of stock award units that vested was approximately $60 million in 2012, $71 million in 2011 and $62 million in 2010.
Market-based DSU Awards
During 2012, 2011 and 2010, we granted market-based DSU awards to certain members of our senior management team. The attainment of these stock units is based on our total shareholder return (TSR) as compared to the TSR of the companies in the S&P 500 Health Care Index and is measured in three annual performance cycles. In addition, award recipients must remain employed by us throughout the three-year measurement period to attain the full award.
We determined the fair value of the 2012 market-based awards to be approximately $8 million and the fair value of the 2011 market-based awards to be approximately $8 million, based on Monte Carlo simulations, utilizing the following assumptions:

	2012	2011	2010
	Awards	Awards	Awards
Stock price on date of grant	$6.28	$7.16	$7.41
Measurement period (in years)	3.0	3.0	3.0
Risk-free rate	0.38%	1.10%	1.29%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.
Free Cash Flow Performance-based DSU Awards
During 2012, we granted free cash flow performance-based DSU awards to certain members of our executive and operating teams. The attainment of these stock units is based on our achievement of the 2012 annual financial plan performance for Free Cash Flow (FCF). FCF is measured over a one-year performance period beginning January 1, 2012 and ending December 31, 2012. The number of performance share units as to which the performance criteria under this program shall be determined to have been satisfied will be in a range of 0% to 150% of the target number of performance share units awarded to the participant. In addition, award recipients must remain employed by us throughout the three-year measurement period to attain the full award.
We determined the fair value of the 2012 FCF awards to be approximately $7 million, based on the closing stock price at December 31, 2012 and an achievement of 130% of target payout, which is subject to approval by the Executive Compensation and Human Resources Committee of our Board of Directors. The per unit fair value is $5.73.
We recognize the expense on these awards in our consolidated statements of operations over the vesting period which is three years after the date of grant.
Expense Attribution
Except as discussed above, we recognize compensation expense for our stock using a straight-line method over the substantive vesting period. Most of our stock awards provide for immediate vesting upon death or disability of the participant. In addition, our stock grants to employees provide for accelerated vesting of our stock-based awards, other than market-based awards, upon retirement. In accordance with the terms of our stock grants, for employees who will become retirement eligible prior to the vest date we expense stock-based awards, other than market-based awards, over the greater of one year or the period between grant date and retirement-eligibility. The market-based awards discussed above do not contain provisions that would accelerate the full vesting of the awards upon retirement-eligibility.
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. ASC Topic 718, Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately 10.2% to all unvested stock awards as of December 31, 2012, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually, or more frequently if there are significant changes in circumstances, and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2012:

	Unrecognized Compensation Cost (in millions)(1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$25
Non-vested stock awards	128
	$153	1.5

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.
Employee Stock Purchase Plans
Our global employee stock purchase plan provides for the granting of options to purchase up to 20 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 90 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2012, there were approximately 12 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2012	2011	2010
Shares issued or to be issued	3,979	3,830	4,358
Range of purchase prices	$4.82 - $5.16	$4.81 - $6.22	$5.22 - $5.31
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $4 million in expense associated with our employee stock purchase plan in 2012, $5 million in 2011 and $9 million in 2010.
NOTE N – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2012	2011	2010
Weighted average shares outstanding - basic	1,406.7	1,509.3	1,517.8
Net effect of common stock equivalents	—	9.7	—
Weighted average shares outstanding - assuming dilution	1,406.7	1,519.0	1,517.8
We generated net losses in 2012 and 2010. Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 8 million for 2012 and 10 million for 2010 due to our net loss position in these years.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 59 million stock options for 2012, 62 million for 2011, and 61 million for 2010, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

NOTE O – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of December 31, 2012, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa;

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
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2011 and 2010 net sales and operating results based on standard currency exchange rates used for 2012 in order to remove the impact of currency fluctuations. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2012	2011	2010
Net sales		(restated)	(restated)
United States	$3,756	$4,010	$4,215
EMEA	1,708	1,756	1,776
Japan	827	842	863
Inter-Continental	836	751	687
Net sales allocated to reportable segments	7,127	7,359	7,541
Sales generated from business divestitures	122	140	346
Impact of foreign currency fluctuations	—	123	(81)
	$7,249	$7,622	$7,806

	Year Ended December 31,
(in millions)	2012	2011	2010
Depreciation expense		(restated)	(restated)
United States	$73	$85	$96
EMEA	10	10	19
Japan	10	9	10
Inter-Continental	7	7	8
Depreciation expense allocated to reportable segments	100	111	133
Manufacturing operations	126	123	119
Corporate expenses and currency exchange	62	62	51
	$288	$296	$303
* We have restated prior year regional detail to conform to current year presentation.

	Year Ended December 31,
(in millions)	2012	2011	2010
Income (loss) before income taxes		(restated)	(restated)
United States	$541	$616	$729
EMEA	669	740	756
Japan	403	367	400
Inter-Continental	265	271	250
Operating income allocated to reportable segments	1,878	1,994	2,135
Manufacturing operations	(276)	(264)	(305)
Corporate expenses and currency exchange	(242)	(270)	(269)
Goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(4,833)	(135)	(1,704)
Amortization expense	(395)	(421)	(513)
Operating income (loss)	(3,868)	904	(656)
Other expense, net	(239)	(262)	(407)
	$(4,107)	$642	$(1,063)

	As of December 31,
(in millions)	2012	2011
Total assets		(restated)
United States	$1,716	$1,851
EMEA	922	989
Japan	213	243
Inter-Continental	543	477
Total assets allocated to reportable segments	3,394	3,560
Goodwill	5,973	9,761
Other intangible assets	6,289	6,473
All other corporate and manufacturing operations assets	1,498	1,496
	$17,154	$21,290
Enterprise-Wide Information (based on actual currency exchange rates)

	Year Ended December 31,
(in millions)	2012	2011	2010
Net sales
Interventional Cardiology	$2,179	$2,495	$2,602
Cardiac Rhythm Management	1,908	2,087	2,180
Endoscopy	1,252	1,187	1,079
Peripheral Interventions	774	731	669
Urology/Women’s Health	500	498	481
Neuromodulation	367	336	304
Electrophysiology	147	147	147
	7,127	7,481	7,462
Sales generated from divested businesses	122	141	344
	$7,249	$7,622	$7,806

United States	$3,756	$4,010	$4,215
Japan	931	951	886
Other foreign countries	2,440	2,520	2,361
	7,127	7,481	7,462
Sales generated from divested businesses	122	141	344
	$7,249	$7,622	$7,806

	As of December 31,
(in millions)	2012	2011	2010
Long-lived assets
United States	$1,065	$1,141	$1,188
Ireland	252	231	219
Other foreign countries	247	298	290
Property, plant and equipment, net	1,564	1,670	1,697
Goodwill	5,973	9,761	10,186
Other intangible assets	6,289	6,473	6,343
	$13,826	$17,904	$18,226

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS
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
ASC Update No. 2011-05
In May 2011, the FASB issued ASC Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Update No. 2011-05 requires that net income, items of other comprehensive income and total comprehensive income be presented in one continuous statement or two separate consecutive statements. The amendments in this update also require that reclassifications from other comprehensive income to net income be presented on the face of the financial statements. We adopted Update No. 2011-05 beginning in our first quarter ended March 31, 2012. Update No. 2011-05 is related to presentation only and its adoption did not impact our results of operations or financial position. See our Consolidated Statements of Comprehensive Income for relevant presentation for additional information.

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
Standards to be Implemented
In December 2011, the FASB issued ASC Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard update will be effective for us beginning in the first quarter of 2013, at which time we will include the required applicable disclosures. Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210), will not impact our future results of operations or financial position.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)

(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2012
Net sales	$1,866	$1,828	$1,735	$1,821
Gross profit	1,235	1,250	1,177	1,238
Operating income (loss)	196	(3,587)	(594)	115
Net income (loss)	113	(3,578)	(664)	60
Net income (loss) per common share - basic	$0.08	$(2.51)	$(0.48)	$0.04
Net income (loss) per common share - assuming dilution	$0.08	$(2.51)	$(0.48)	$0.04
2011
Net sales	$1,925	$1,975	$1,874	$1,848
Gross profit	1,294	1,287	1,194	1,188
Operating income	322	237	174	170
Net income	46	146	142	107
Net income per common share - basic	$0.03	$0.10	$0.09	$0.07
Net income per common share - assuming dilution	$0.03	$0.10	$0.09	$0.07

Our reported results for 2012 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; discrete tax items and amortization expense (after tax) of: $107 million in the first quarter, $3.817 billion in the second quarter, $885 million in the third quarter and $192 million in the fourth quarter. These charges consisted primarily of: goodwill impairment charges attributable to our Europe, Middle East, and Africa (EMEA) and U.S. Cardiac Rhythm Management (CRM) reporting units and write-downs of certain intangible asset balances; net acquisition-related gains primarily associated with previously-held equity interests and contingent consideration fair value adjustments; gains associated with the divestiture of the Neurovascular business; restructuring and restructuring-related costs attributable to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program; litigation-related charges; and discrete tax benefits related to certain tax positions taken in a prior period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2012, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2012, and is incorporated into this Annual Report on Form 10-K by reference.

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
(a)(3)    Exhibits (* documents filed or furnished with this report, # compensatory plans or arrangements)

EXHIBIT NO.	TITLE

3.1	Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).

3.2	Third Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).

4.1	Specimen Certificate for shares of the Company's Common Stock (incorporated herein by reference to Exhibit 4.1, Registration No. 33-46980).

4.2	Description of Capital Stock contained in Exhibits 3.1 and 3.2.

4.3
Indenture dated as of June 25, 2004 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.4
Indenture dated as of November 18, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.5	Form of First Supplemental Indenture dated as of April 21, 2006 (incorporated herein by reference to Exhibit 99.4, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.6	Form of Second Supplemental Indenture dated as of April 21, 2006 (incorporated herein by reference to Exhibit 99.6, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.7	5.45% Note due June 15, 2014 in the aggregate principal amount of $500,000,000 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.8	5.45% Note due June 15, 2014 in the aggregate principal amount of $100,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.9
Form of Global Security for the 5.125% Notes due 2017 in the aggregate principal amount of $250,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.10
Form of Global Security for the 5.50% Notes due 2015 in the aggregate principal amount of $400,000,000, and form of Notice to the holders thereof (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.5, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.11
Form of Global Security for the 6.25% Notes due 2035 in the aggregate principal amount of $350,000,000, and form of Notice to holders thereof (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.7, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.12
Indenture dated as of June 1, 2006 between the Company and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.13
Form of Global Security for the 6.40% Notes due 2016 in the aggregate principal amount of $600,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.14
4.500% Senior Note due January 15, 2015 in the aggregate principal amount of $850,000,000 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.15
6.000% Senior Note due January 15, 2020 in the aggregate principal amount of $850,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.16
7.375% Senior Note due January 15, 2040 in the aggregate principal amount of $300,000,000 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

10.1
Form of Amended and Restated Credit and Security Agreement dated as of November 7, 2007 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.2
Form of Amendment No. 1 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 6, 2008 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-11083).

10.3
Form of Amendment No. 2 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 5, 2009 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-11083).

10.4
Form of Amendment No. 3 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 4, 2010 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada. (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-11083).

10.5
Form of Amendment No. 4 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of October 29, 2010 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, Liberty Street Funding LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, The Bank of Nova Scotia and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.7, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11083).

10.6
Form of Amendment No. 5 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 3, 2011 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, Liberty Street Funding LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch; The Bank of Nova Scotia and Royal Bank of Canada (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).

10.7
Amendment No. 6 to Amended and Restated Credit and Security Agreement, Amendment #2 to Amended and Restated Receivables Sale Agreement and Restatement of Amended Fee Letter, dated as of June 29, 2012, by and among Boston Scientific Funding LLC; Boston Scientific Corporation; Old Line Funding, LLC; Royal Bank of Canada; Liberty Street Funding LLC; and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 29, 2012, File No. 1-11083).

10.8
Form of Omnibus Amendment dated as of December 21, 2006 among the Company, Boston Scientific Funding Corporation, Variable Funding Capital Company LLC, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Amendment No. 1 to Receivables Sale Agreement and Amendment No. 9 to Credit and Security Agreement) (incorporated herein by reference to Exhibit 10.2, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).

10.9
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding LLC, as the Buyer (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.10
Credit Agreement dated as of April 18, 2012 by and among Boston Scientific Corporation, the several lenders parties thereto, and Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 18, 2012, File No. 1-11083).

10.11
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (incorporated herein by reference to Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

10.12
Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated November 23, 2004, File No. 1-11083).

10.13
Sale and Purchase Agreement dated October 28, 2010, as amended, between Boston Scientific Corporation and Stryker Corporation (incorporated herein by reference to Exhibit 10.11, Annual Report on Form 10-K for year ended December 31, 2010 and Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No.1-11083).

10.14
Amendment No. 3 to Sale and Purchase Agreement dated November 1, 2011, between Boston Scientific Corporation and Stryker Corporation (incorporated herein by reference to Exhibit 10.13, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.15
Amendment No. 4 to Sale and Purchase Agreement dated December 1, 2011, between Boston Scientific Corporation and Stryker Corporation (incorporated herein by reference to Exhibit 10.14, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.16
Transaction Agreement, dated as of January 8, 2006, as amended, between Boston Scientific Corporation and Abbott Laboratories (incorporated herein by reference to Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.17
Form of Settlement Agreement and Non-Exclusive Patent Cross-License dated January 29, 2010 by and between Boston Scientific Corporation and Boston Scientific Scimed, Inc., and Johnson & Johnson (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated January 29, 2010, File No.1-11083).

10.18
Form of Plea Agreement and Sentencing Stipulations executed as of February 24, 2010 (incorporated herein by reference to Exhibit 10.66, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.19
Form of Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Boston Scientific Corporation (incorporated herein by reference to Exhibit 10.67, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.20
Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006 (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

10.21
Embolic Protection Incorporated 1999 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.22
Quanam Medical Corporation 1996 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.3, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.23
RadioTherapeutics Corporation 1994 Incentive Stock Plan, as amended (incorporated herein by reference to Exhibit 4.2, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.24	Guidant Corporation 1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.46, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.25
Guidant Corporation 1996 Nonemployee Directors Stock Plan, as amended (incorporated herein by reference to Exhibit 10.47, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.26	Guidant Corporation 1998 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.48, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.27	Form of Guidant Corporation Option Grant (incorporated herein by reference to Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.28
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2011 (incorporated herein by reference to Exhibit 10.27, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).#

10.29
Form of Amendment of the Boston Scientific Corporation Amended and Restated 2006 Global Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-11083).#

10.30
Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.31
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 28, 2008, File No. 1-11083).#

10.32	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.33	Form of Restricted Stock Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.34
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.35
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005 and Exhibit 10.4, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.36	Form of Trust under the Boston Scientific Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).#

10.37	Boston Scientific Corporation Deferred Bonus Plan (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 11, 2010, File No. 1-11083).#

10.38
Boston Scientific Corporation Executive Retirement Plan as Amended and Restated, effective August 1, 2012 (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.39	Form of 2010 Performance Incentive Plan (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.40	Form of 2010 Performance Share Plan (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.41	Form of 2011 Performance Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated January 7, 2011, File No. 1-11083).#

10.42	Form of 2011 Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 14, 2010, File No. 1-11083).#

10.43
Boston Scientific Corporation 2012 Annual Bonus Plan, effective as of January 1, 2012 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 28, 2012, File No. 1-11083).#

10.44	Form of 2012 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.45	Form of 2012 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.46
Boston Scientific Corporation 2013 Annual Bonus Plan, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.47
Boston Scientific Corporation 2013 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.5, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.48	Boston Scientific Corporation 2013 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.6, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.49
Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.39, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.50
Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.44, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.51
Form of Second Amendment of Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.52
Form of Third Amendment of the Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-11083).#

10.53
Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.54
Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.55
Boston Scientific Corporation 2000 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, and Exhibit 10.3, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.56
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).#

10.57
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.58	Form of Non-Qualified Stock Option Agreement (vesting over three years) (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.59	Form of Non-Qualified Stock Option Agreement (vesting over four years) (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.60
Form of Non-Qualified Stock Option Agreement (vesting over two years) (incorporated herein by reference to Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.61	Form of Non-Qualified Stock Option Agreement (Executive) (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.62	Form of Deferred Stock Unit Award Agreement (Executive) (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.63	Form of Non-Qualified Stock Option Agreement (Special) (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.64	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.65
Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-K dated September 30, 2010, File No. 1-11083).#

10.66	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.67	Form of Deferred Stock Unit Award Agreement (Special) (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.68	Form of Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.69
Form of Deferred Stock Unit Award Agreement (vesting over five years) (incorporated herein by reference to Exhibit 10.16, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.70
Form of Deferred Stock Unit Award Agreement (vesting over two years) (incorporated herein by reference to Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.71	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.72	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.73
Form of Deferred Stock Unit Award Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11083).#

10.74	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.41, Annual Report on Form 10-K for year ended December 31, 2009, File No 1-11083).#

10.75
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.76
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.77
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.78
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.70, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.79
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.71, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.80
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Special) (incorporated herein by reference to Exhibit 10.72, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.81
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Kucheman) (incorporated herein by reference to Exhibit 10.73, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.82
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman) (incorporated herein by reference to Exhibit 10.74, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.83
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Total Shareholder Return) (incorporated herein by reference to Exhibit 10.75, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.84
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Free Cash Flow) (incorporated herein by reference to Exhibit 10.76, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.85
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Special) (incorporated herein by reference to Exhibit 10.77, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.86
Form of Indemnification Agreement between the Company and certain Directors and Officers (incorporated herein by reference to Exhibit 10.61, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.87
Form of Change in Control Agreement between Boston Scientific Corporation and certain Executive Officers (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.88
Form of Severance Pay and Layoff Notification Plan as Amended and Restated effective as of November 1, 2007 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated November 1, 2007, File No. 1-11083).#

10.89
Boston Scientific Corporation Severance Pay and Layoff Notification Plan as Amended and Restated, effective as of January 1, 2012 (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.90
First Amendment to the Boston Scientific Corporation Severance Pay and Layoff Notification Plan as Amended and Restated, effective August 1, 2012 (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.91
Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, effective as of January 1, 2012 (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.92
First Amendment to the Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, effective August 1, 2012 (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.93
Form of Non-Qualified Stock Option Agreement dated February 24, 2009 between Boston Scientific Corporation and James R. Tobin (incorporated herein by reference to Exhibit 10.66, Annual Report on Form 10-K for year ended December 31, 2008, File No. 1-11083).#

10.94
Form of Transition and Retirement Agreement dated June 25, 2009 between Boston Scientific Corporation and James R. Tobin (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

10.95
Form of Offer Letter between Boston Scientific Corporation and Sam R. Leno dated April 11, 2007 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 7, 2007, File No. 1-11083).#

10.96
Form of Deferred Stock Unit Award Agreement dated June 5, 2007 between Boston Scientific Corporation and Sam R. Leno (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for quarter ended June 30, 2007, File No. 1-11083).#

10.97
Form of Non-Qualified Stock Option Agreement dated June 5, 2007 between Boston Scientific Corporation and Sam R. Leno (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q dated June 30, 2007, File No. 1-11083).#

10.98
Form of Offer Letter between Boston Scientific Corporation and Jeffrey D. Capello dated May 16, 2008 (incorporated herein by reference to Exhibit 10.65, Annual Report on Form 10-K for year ended December 31, 2008, File No. 1-11083).#

10.99
Form of Offer Letter between Boston Scientific Corporation and J. Raymond Elliott dated June 22, 2009 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

10.100
Form of Performance Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009 (incorporated herein by reference to Exhibit 10.68, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).#

10.101
Form of Retention Agreement between Boston Scientific Corporation and J. Raymond Elliott, effective as of July 13, 2009 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-11083).#

10.102
Form of Restricted Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009 (incorporated herein by reference to Exhibit 10.69, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).#

10.103
Form of Letter Agreement dated September 16, 2011 between Boston Scientific Corporation and J. Raymond Elliott (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.104
Form of Consulting Agreement dated December 12, 2011 between Boston Scientific Corporation and J. Raymond Elliott (incorporated herein by reference to Exhibit 10.96, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.105
Form of Offer Letter between Boston Scientific Corporation and Timothy A. Pratt dated April 9, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11083).#

10.106
Form of Agreement and General Release of All Claims between Fredericus A. Colen and Boston Scientific Corporation dated April 23, 2010 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 23, 2010, File No. 1-11083).#

10.107
Form of Offer Letter dated September 6, 2011 between Boston Scientific Corporation and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.108
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between Boston Scientific Corporation and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.109
Form of Offer Letter dated September 6, 2011 between Boston Scientific Corporation and William H. Kucheman (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.110
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between Boston Scientific Corporation and William H. Kucheman (incorporated herein by reference to Exhibit 10.102, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.111
Letter Agreement, dated October 30, 2012, between William H. Kucheman and Boston Scientific Corporation (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.112
Form of Consulting Agreement between William H. Kucheman and Boston Scientific Corporation (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.113*	Form of Offer Letter dated November 30, 2011 between Boston Scientific Corporation and Supratim Bose.#

10.114
Form of Retirement Agreement dated January 1, 2012 between Boston Scientific Corporation and Stephen F. Moreci (incorporated herein by reference to Exhibit 10.103, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.115
Form of Consulting Agreement dated January 12, 2012 between Boston Scientific Corporation and Stephen F. Moreci (incorporated herein by reference to Exhibit 10.104, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.116
Form of Retirement Agreement dated December 21, 2011 between Boston Scientific Corporation and Sam R. Leno (incorporated herein by reference to Exhibit 10.105, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.117	The Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1, Registration No. 333-98755).#

10.118*	Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007.#

11*
Statement regarding computation of per share earnings (included in Note N – Weighted Average Shares Outstanding to the Company's 2012 consolidated financial statements for the year ended December 31, 2012 included in Item 8).

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Company's subsidiaries as of February 18, 2013.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) the Consolidated Statements of Financial Position as of December 31, 2012 and 2011; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) the notes to the Consolidated Financial Statements; and (vi) Schedule II - Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2013	By:	/s/ Jeffrey D. Capello

Jeffrey D. Capello
Executive Vice President and Chief
Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: February 22, 2013	By:	/s/ Katharine T. Bartlett

Katharine T. Bartlett
Director

Dated: February 22, 2013	By:	/s/ Bruce L. Byrnes

Bruce L. Byrnes
Director

Dated: February 22, 2013	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 22, 2013	By:	/s/ Kristina M. Johnson, Ph.D.

Kristina M. Johnson, Ph.D.
Director

Dated: February 22, 2013	By:	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph. D.
Director

Dated: February 22, 2013	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, President and Chief Executive Officer

Dated: February 22, 2013	By:	/s/ N.J. Nicholas, Jr.

N.J. Nicholas, Jr.
Director

Dated: February 22, 2013	By:	/s/ Pete M. Nicholas

Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 22, 2013	By:	/s/ Uwe E. Reinhardt, Ph.D.

Uwe E. Reinhardt, Ph.D.
Director

Dated: February 22, 2013	By:	/s/ John E. Sununu

John E. Sununu
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Deductions to Allowances for Uncollectible Accounts (b)	Charges to (Deductions from) Other Accounts (c)	Balance at End of Year
Year Ended December 31, 2012:
Allowances for uncollectible accounts and sales returns and allowances	$116	14	(7)	(4)	$119
Year Ended December 31, 2011:
Allowances for uncollectible accounts and sales returns and allowances	$125	11	(13)	(7)	$116
Year Ended December 31, 2010:
Allowances for uncollectible accounts and sales returns and allowances	$110	27	(15)	3	$125
(a) Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b) Represents actual write-offs of uncollectible accounts.
(c) Represents net change in allowances for sales returns, recorded as contra-revenue.