Form 10-K/A
period 2012-12-31
BOSTON SCIENTIFIC CORP
filed 2013-02-26
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	04-2695240
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
(Address of Principal Executive Offices) (Zip Code)

(508) 650-8000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒   No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐   No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files). Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer   ☐     Non-accelerated filer ☐      Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $7.9 billion based on the closing price of the registrant’s common stock on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 1,357,426,289.

Documents incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K.

EXPLANATORY NOTE

Boston Scientific Corporation (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on February 22, 2013, solely to amend Exhibit 23, the Consent of Independent Registered Public Accounting Firm, to include an incorporation by reference to the Company's previously filed registration statements on Form S-3. There are no other changes to the Form 10-K or the consent.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following documents are filed as a part of this report:

Exhibit No.	Title

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Jeffrey D. Capello
Jeffrey D. Capello Executive Vice President and Chief Financial Officer

Dated: February 26, 2013