Form 10-Q
period 2013-03-31
BOSTON SCIENTIFIC CORP
filed 2013-05-07
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 30, 2013
Common Stock, $.01 par value	1,550,351,484

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
in millions, except per share data	2013	2012

Net sales	$1,761	$1,866
Cost of products sold	578	631
Gross profit	1,183	1,235

Operating expenses:
Selling, general and administrative expenses	631	659
Research and development expenses	204	215
Royalty expense	41	48
Amortization expense	103	97
Goodwill impairment charges	423	—
Contingent consideration (benefit) expense	(23)	10
Restructuring charges	10	10
Litigation-related charges	130	—
Gain on divestiture	(6)	—
	1,513	1,039
Operating (loss) income	(330)	196

Other (expense) income:
Interest expense	(65)	(69)
Other, net	1	(4)
(Loss) income before income taxes	(394)	123
Income tax (benefit) expense	(40)	10
Net (loss) income	$(354)	$113

Net (loss) income per common share — basic	$(0.26)	$0.08
Net (loss) income per common share — assuming dilution	$(0.26)	$0.08

Weighted-average shares outstanding
Basic	1,351.9	1,445.2
Assuming dilution	1,351.9	1,454.1

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2013	2012
Net income (loss)	$(354)	$113
Other comprehensive income:
Foreign currency translation adjustment	3	25
Net change in unrealized gains and losses on derivative financial instruments, net of tax	75	34
Total other comprehensive income	78	59
Total comprehensive income (loss)	$(276)	$172

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
in millions, except share and per share data	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$268	$207
Trade accounts receivable, net	1,232	1,217
Inventories	851	884
Deferred income taxes	431	433
Prepaid expenses and other current assets	320	281
Total current assets	3,102	3,022
Property, plant and equipment, net	1,537	1,564
Goodwill	5,552	5,973
Other intangible assets, net	6,177	6,289
Other long-term assets	395	306
	$16,763	$17,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$4	$4
Accounts payable	206	232
Accrued expenses	1,186	1,284
Other current liabilities	240	252
Total current liabilities	1,636	1,772
Long-term debt	4,250	4,252
Deferred income taxes	1,710	1,713
Other long-term liabilities	2,664	2,547

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,550,162,126 shares as of March 31, 2013 and 1,542,347,188 shares as of December 31, 2012	16	15
Treasury stock, at cost - 199,748,332 shares as of March 31, 2013 and 186,635,532 shares as of December 31, 2012	(1,192)	(1,092)
Additional paid-in capital	16,437	16,429
Accumulated deficit	(8,803)	(8,449)
Accumulated other comprehensive income (loss), net of tax	45	(33)
Total stockholders’ equity	6,503	6,870
	$16,763	$17,154

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
in millions	2013	2012

Cash provided by operating activities	$163	$212

Investing activities:
Purchases of property, plant and equipment	(53)	(66)
Proceeds from sale of property, plant and equipment	53	—
Purchases of privately held securities	(4)	—
Payments for investments in companies and acquisitions of certain technologies	(7)	—

Cash used for investing activities	(11)	(66)

Financing activities:
Payment of contingent consideration	—	(3)
Proceeds from borrowings on credit facilities	240	120
Payments on borrowings from credit facilities	(240)	(120)
Payments for acquisitions of treasury stock	(100)	(138)
Proceeds from issuances of shares of common stock	10	9

Cash used for financing activities	(90)	(132)

Effect of foreign exchange rates on cash	(1)	3

Net increase in cash and cash equivalents	61	17
Cash and cash equivalents at beginning of period	207	267
Cash and cash equivalents at end of period	$268	$284

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$24	$27

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2012 Annual Report filed on Form 10-K.
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units. As a result, we have reclassified certain prior year amounts to conform to the current year’s presentation. See Note D - Goodwill and Other Intangible Assets and Note L – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three month period ended March 31, 2013. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS
We did not close any material acquisitions during the first quarters of 2013 and 2012.

Contingent Consideration
Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In accordance with U.S. GAAP, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We remeasure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2012	$(663)
Amounts recorded to acquisition purchase accounting	(2)
Net fair value adjustments	23
Payments made	—
Balance as of March 31, 2013	$(642)

As of March 31, 2013, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $2.3 billion.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2013	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$199 million	Probability Weighted Discounted Cash Flow	Discount Rate	1.0%-2.4%
			Probability of Payment	45% - 98%
			Projected Year of Payment	2013 - 2017
Revenue-based Payments	$203 million	Discounted Cash Flow	Discount Rate	12% - 18%
			Probability of Payment	15% - 100%
			Projected Year of Payment	2013 - 2018
	$240 million	Monte Carlo	Revenue Volatility	15% - 29%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2013-2018

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory-, revenue- or commercialization-based milestones. Projected contingent payment amounts related to R&D, regulatory- and commercialization-based milestones and certain revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn out-period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. We will receive an additional $40 million of consideration contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013.
Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. Revenue generated by the Neurovascular business was $36 million in the first quarter of 2013 and $29 million in the first quarter of 2012. We continue to generate net sales pursuant to our supply and distribution agreements with Stryker; however, these net sales are at significantly lower levels and at reduced gross profit margins as compared to periods prior to the divestiture. Further, we expect these sales to decline to a de minimus level following the transfer of certain manufacturing facilities expected in the second quarter of 2013.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of March 31, 2013 and December 31, 2012 is as follows:

	As of
	March 31, 2013		December 31, 2012
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,026	$(3,088)	$8,020	$(3,005)
Patents	499	(315)	559	(352)
Other intangible assets	810	(440)	810	(428)
	$9,335	$(3,843)	$9,389	$(3,785)
Unamortizable intangible assets
Goodwill	$15,452	$(9,900)	$15,450	$(9,477)
Technology-related	242	—	242	—
	$15,694	$(9,900)	$15,692	$(9,477)

In addition, we had $443 million of purchased research and development intangible assets as of March 31, 2013 and December 31, 2012.
2013 Reorganization
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. We determined our new global reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management regularly reviews the operating results of any components. Through this process, we identified the following new global reporting units effective as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management (CRM), Electrophysiology, Endoscopy, Urology/Women's Health, and Neuromodulation.
To determine the amount of goodwill within our new global reporting units, on a relative fair value basis we reallocated $1.764 billion of goodwill previously allocated to our former Europe, Middle East and Africa (EMEA), Asia Pacific, Japan, and Americas international reporting units to our new global reporting units. In addition, we reallocated the goodwill previously allocated to the former U.S. divisional reporting units to each respective new global reporting unit, with the exception of the goodwill allocated to the former U.S. Cardiovascular reporting unit. The $2.380 billion of goodwill allocated to the former U.S. Cardiovascular reporting unit was reallocated between the new global Interventional Cardiology and global Peripheral Interventions reporting units on a relative fair value basis.
The following represents our goodwill balance by new global reportable segment. We restated the prior period information to conform to the current presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2012 (restated)	$3,249	$577	$2,147	$5,973
Purchase price adjustments	2	—	—	2
Goodwill acquired	—	—	—	—
Goodwill written off	—	(423)	—	(423)
Balance as of March 31, 2013	$3,251	$154	$2,147	$5,552

2013 Goodwill Impairment Testing and Charge
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis, we conducted the first step of the goodwill impairment test for all new global reporting units as of January 1, 2013. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The fair value of each new global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. The global CRM reporting unit carrying value exceeded its fair value primarily due to the carrying value of its amortizable intangible assets. The carrying value of amortizable intangible assets allocated to the global CRM reporting unit was $4.569 billion as of March 31, 2013. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (Topic 350), we tested the global CRM amortizable intangible assets for impairment in conjunction with the interim goodwill impairment test of our global CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired.
The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded an estimated non-cash goodwill impairment charge of $423 million to write-down the goodwill to its implied fair value as of January 1, 2013. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the second quarter of 2013, as we finalize the second step of the goodwill impairment test, in accordance with Topic 350. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. After recording the estimated impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013.

The goodwill impairment charge taken during the first quarter of 2013 was determined on a global CRM basis pursuant to our new organizational structure. We used the income approach, specifically the DCF method, to derive the fair value of the global CRM reporting unit. We completed a DCF model associated with our new global CRM business, including the amount and timing of future expected cash flows, tax attributes, the terminal value growth rate of approximately two percent and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) of approximately 12 percent.
As of March 31, 2013, we identified two global reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units are comprised of our global Neuromodulation reporting unit, which had excess fair value over carrying value of approximately 17 percent and held $1.356 billion of allocated goodwill, and our global Electrophysiology reporting unit, which had excess fair value over carrying value of approximately 56 percent and held $154 million of allocated goodwill, each as of March 31, 2013. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within the global CRM reporting unit or other reporting units. Additionally, the recoverability of our CRM-related amortizable intangibles is sensitive to future cash flow assumptions and our global CRM business performance. Therefore, our CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 80 basis points or a 90 basis point decrease in the revenue growth rates over the projection period would require that we perform the second step of the goodwill impairment test for the global Neuromodulation reporting unit. A 440 basis point increase in the WACC applied or a 420 basis point decrease in the revenue growth rates over the projection period would require that we perform the second step of the goodwill impairment test for the global Electrophysiology reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

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

•
decreases in our forecasted profitability due to an inability to successfully implement and achieve timely and sustainable cost improvement measures consistent with our expectations, increases in our market-participant tax rate, and/or changes in tax laws;

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

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses;

•	increases in our market-participant risk-adjusted WACC; and

•	declines in revenue as a result of loss of key members of our sales force and other key personnel.
Negative changes in one or more of these factors, among others, could result in additional impairment charges.
The following is a rollforward of accumulated goodwill write-offs by global reportable segment. We restated the prior period information to conform to the current period presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2012 (restated)	$(1,479)	$(6,537)	$(1,461)	$(9,477)
Goodwill written off	—	(423)	—	(423)
Accumulated write-offs as of March 31, 2013	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. See 2013 Goodwill Impairment Testing and Charge above for discussion of future events that would have a negative impact on the recoverability of our amortizable intangible assets.

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of March 31, 2013 and December 31, 2012 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.661 billion as of March 31, 2013 and $2.469 billion as of December 31, 2012.
We recognized net losses of $6 million in earnings on our cash flow hedges during the first quarter of 2013, as compared to net losses of $16 million during the first quarter of 2012. All currency cash flow hedges outstanding as of March 31, 2013 mature within 36 months. As of March 31, 2013, $106 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $31 million as of December 31, 2012. As of March 31, 2013, $37 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.086 billion as of March 31, 2013 and $1.942 billion as of December 31, 2012.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative contracts outstanding as of March 31, 2013 or December 31, 2012.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $61 million as of March 31, 2013 and $64 million as of December 31, 2012, and unamortized losses of $3 million as of March 31, 2013 and December 31, 2012, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $4 million as of March 31, 2013 and December 31, 2012. We recorded $2 million during the first quarter of 2013 as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of March 31, 2013, $10 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the first quarter of 2013 and 2012 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended March 31, 2013
Currency hedge contracts	$113	$(6)	Cost of products sold
	$113	$(6)
Three Months Ended March 31, 2012
Currency hedge contracts	$37	$(16)	Cost of products sold
	$37	$(16)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions		Three Months Ended
	Location in Statement of Operations	March 31,
		2013	2012
Gain (loss) on currency hedge contracts	Other, net	$26	$3
Gain (loss) on foreign currency transaction exposures	Other, net	(28)	(6)
Net foreign currency gain (loss)	Other, net	$(2)	$(3)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2013, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of March 31, 2013 and December 31, 2012:

		As of
		March 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2013	2012
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$71	$25
Currency hedge contracts	Other long-term assets	114	63
		185	88
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	32	33
Total Derivative Assets		$217	$121

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$14	$20
Currency hedge contracts	Other long-term liabilities	4	10
		18	30
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	22	27
Total Derivative Liabilities		$40	$57

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013				As of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$36			$36	$39			$39
Currency hedge contracts		$217		217		$121		121
	$36	$217		$253	$39	$121		$160
Liabilities
Currency hedge contracts		$40		$40		$57		$57
Accrued contingent consideration			$642	642			$663	663
		$40	$642	$682		$57	$663	$720

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $36 million invested in money market and government funds as of March 31, 2013, we had $105 million in short-term time deposits and $127 million in interest bearing and non-interest bearing bank accounts. In addition to $39 million invested in money market and government funds as of December 31, 2012, we had $168 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2013 related solely to our contingent consideration liabilities. Refer to Note B - Acquisitions for a discussion of the fair value measurements related to our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We have certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $17 million as of March 31, 2013 and $13 million as of December 31, 2012.
During the three months ended March 31, 2013, we recorded $423 million of losses, to adjust our goodwill balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to this charge and significant unobservable inputs (Level 3).

The fair value of our outstanding debt obligations was $4.779 billion as of March 31, 2013 and $4.793 billion as of December 31, 2012, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.254 billion as of March 31, 2013 and $4.256 billion as of December 31, 2012. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2013 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes	—	$600	$1,250	$600	$250	$1,500	$4,200
	—	$600	$1,250	$600	$250	$1,500	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of March 31, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of March 31, 2013). There were no amounts borrowed under our revolving credit facility as of March 31, 2013 or December 31, 2012.
As of March 31, 2013, we had outstanding letters of credit of $93 million, as compared to $94 million as of December 31, 2012, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2013 and December 31, 2012, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we had not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of March 31, 2013 or December 31, 2012. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.
Our revolving credit facility agreement in place as of March 31, 2013 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of March 31, 2013
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2013, we had $343 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of March 31, 2013, we had approximately $2.3 billion of the combined legal and debt exclusion remaining. As of and through March 31, 2013, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Senior Notes
We had senior notes outstanding of $4.200 billion as of March 31, 2013 and December 31, 2012. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In June 2012, we extended the maturity of this facility to June 2013, subject to further extension. There were no borrowings under this facility as of March 31, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $290 million as of March 31, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $188 million of receivables as of March 31, 2013 at an average interest rate of 3.8 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of March 31, 2013, our net receivables in these countries greater than 180 days past due totaled $55 million, of which $16 million were past due greater than 365 days. In addition, we are currently pursuing alternative factoring providers and financing arrangements to mitigate our credit exposure to receivables in this region.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $223 million as of March 31, 2013). We de-recognized $165 million of notes receivable as of March 31, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivable as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

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
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing stockholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 Restructuring program (the Expansion). The Expansion is intended to further strengthen our operational effectiveness and efficiencies and support new investments. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, are expected to be substantially complete by the end of 2013.
We estimate that the 2011 Restructuring plan, including the Expansion, will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we have made payments of $174 million, which were partially offset by proceeds of $53 million on facility and fixed asset sales, as of March 31, 2013. As of March 31, 2013, we recorded related costs of $201 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our unaudited condensed consolidated statements of operations.
The following provides a summary of our expected total costs associated with the 2011 Restructuring plan, including the Expansion, by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$185 million to $210 million
Other (1)	$70 million to $90 million
Restructuring-related expenses:
Other (2)	$45 million to $55 million
$300 million to $355 million

(1)	Includes primarily consulting fees, gains and losses on disposals of fixed assets and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including the Expansion, such as program management, accelerated depreciation, retention and infrastructure-related costs.

2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and stockholder value. Key activities under the plan included the restructuring of certain of our businesses and corporate functions; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the re-prioritization and diversification of our product portfolio. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and were complete by the end of 2012.
The execution of the 2010 Restructuring plan resulted in total pre-tax charges of $160 million, and required cash outlays of $145 million, of which we made payments of $145 million as of March 31, 2013. As of March 31, 2013, we recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our costs associated with the 2010 Restructuring plan by major type of cost:

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
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million, and that approximately $105 million to $110 million of these charges will result in cash outlays, of which we made payments of $103 million as of March 31, 2013. As of March 31, 2013, we recorded related costs of $129 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our unaudited condensed consolidated statements of operations.
The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$33 million

Restructuring-related expenses:
Accelerated depreciation	$22 million
Transfer costs (1)	$75 million
$130 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $10 million in the first quarter of 2013 and 2012. During the first quarter of 2013, our other restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $5 million in the first quarter of 2013 and $7 million in the first quarter of 2012.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended March 31, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$8			$(17)	$19	$10
Restructuring-related expenses:
Cost of products sold			$—			—
Selling, general and administrative expenses		$1			4	5
	—	1	—	—	4	5
	$8	$1	$—	$(17)	$23	$15

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$10	$1		$(17)	$23	$17
2010 Restructuring plan	—					—
Plant Network Optimization program	(2)		$—			(2)
	$8	$1	$—	$(17)	$23	$15

Three Months Ended March 31, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$(1)				$11	$10
Restructuring-related expenses:
Cost of products sold			$4			4
Selling, general and administrative expenses					3	3
		—	4		3	7
	$(1)	$—	$4		$14	$17

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$2				$13	$15
2010 Restructuring plan	(2)				1	(1)
Plant Network Optimization program	(1)		$4			3
	$(1)	$—	$4		$14	$17

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

As of March 31, 2013, we have incurred cumulative restructuring charges related to our 2011 Restructuring plan (including the Expansion), 2010 Restructuring plan and Plant Network Optimization program of $365 million and restructuring-related costs of $125 million since we committed to each plan. The following presents these costs by major type and by plan:
The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan (including the Expansion)	2010 Restructuring plan	Plant Network Optimization Program	Total
Termination benefits	$110	$90	$33	$233
Fixed asset write-offs		11		11
Other	70	51		121
Total restructuring charges	180	152	33	365
Accelerated depreciation			22	22
Transfer costs			74	74
Other	21	8		29
Restructuring-related expenses	21	8	96	125
	$201	$160	$129	$490

We made cash payments of $47 million and received $53 million of cash proceeds on facility and fixed asset sales associated with our restructuring initiatives during the first quarter of 2013. As of March 31, 2013, we had made total cash payments of $422 million related to our 2011 Restructuring plan (including the Expansion), 2010 Restructuring plan and Plant Network Optimization program since committing to each plan, partially offset by proceeds of $53 million. Payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan (including the Expansion)	2010 Restructuring plan	Plant Network Optimization Program	Total
Three Months Ended March 31, 2013
Termination benefits	$22	$—	$1	$23
Transfer costs			—	—
Other	24			24
	$46	$—	$1	$47

Program to Date
Termination benefits	$85	$89	$30	$204
Transfer costs			73	73
Other	89	56		145
	$174	$145	$103	$422

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2011 Restructuring plan (including the Expansion), 2010 Restructuring plan and Plant Network Optimization program, since the inception of the respective plans, which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

	Restructuring Plan Termination Benefits
(in millions)	2011	2010	Plant Network Optimization	Total
Accrued as of December 31, 2012	$36	$3	$9	$48
Charges (credits)	10	—	(2)	8
Cash payments	(22)	—	(1)	(23)
Other adjustments	—	(3)	—	(3)
Accrued as of March 31, 2013	$24	$—	$6	$30

In addition to our accrual for termination benefits, we had an $8 million liability as of March 31, 2013 and a $5 million liability as of December 31, 2012 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	March 31, 2013	December 31, 2012
Accounts receivable	$1,346	$1,336
Less: allowance for doubtful accounts	(86)	(88)
Less: allowance for sales returns	(28)	(31)
	$1,232	$1,217
The following is a rollforward of our allowance for doubtful accounts for the first quarter of 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Beginning balance	$88	$81
Charges to expenses	3	9
Utilization of allowances	(5)
Ending balance	$86	$90
Inventories

	As of
(in millions)	March 31, 2013	December 31, 2012
Finished goods	$583	$598
Work-in-process	78	70
Raw materials	190	216
	$851	$884

Property, plant and equipment, net

	As of
(in millions)	March 31, 2013	December 31, 2012
Land	$81	$81
Buildings and improvements	895	873
Equipment, furniture and fixtures	2,346	2,348
Capital in progress	195	218
	3,517	3,520
Less: accumulated depreciation	1,980	1,956
	$1,537	$1,564
Depreciation expense was $61 million for the first quarter of 2013 and $66 million for the first quarter of 2012.
Accrued expenses

	As of
(in millions)	March 31, 2013	December 31, 2012
Payroll and related liabilities	$356	$452
Accrued contingent consideration	132	120
Legal reserves	127	100
Other	571	612
	$1,186	$1,284
Other long-term liabilities

	As of
(in millions)	March 31, 2013	December 31, 2012
Accrued income taxes	$1,243	$1,215
Accrued contingent consideration	510	543
Legal reserves	521	391
Other long-term liabilities	390	398
	$2,664	$2,547
Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of March 31, 2013 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first three months of 2013 and 2012 consisted of the following (in millions):

	Three Months Ended March 31,
	2013	2012
Beginning Balance	$26	$30
Provision	4
Settlements/reversals	(3)	(7)
Ending Balance	$27	$23

NOTE I – INCOME TAXES
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended March 31,
	2013	2012
Reported tax rate	10.2%	7.7%
Impact of certain receipts/charges*	3.0%	7.3%
	13.2%	15.0%

*These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the first quarter of 2013, as compared to the same period in 2012, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate and the impact of certain discrete tax items. In the first quarter of 2013, the receipts and charges included a goodwill impairment charge, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. Our reported tax rate in the first quarter of 2013 was favorably affected by discrete tax items that primarily related to the reinstatement of tax legislation that has been retroactively applied, offset in part by the resolution of uncertain tax positions related to audit settlements. In the first quarter of 2012, the receipts and charges included acquisition- divestiture- and restructuring-related charges. Our reported tax rate in the first quarter of 2012 was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling.
As of March 31, 2013, we had $1.049 billion of gross unrecognized tax benefits, of which a net $913 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $1.052 billion of gross unrecognized tax benefits, of which a net $902 million, if recognized, would affect our effective tax rate.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation (Guidant) for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories (Abbott) pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
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
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $378 million accrued for gross interest and penalties as of March 31, 2013 and $364 million as of December 31, 2012. The increase in gross interest and penalties was $14 million, recognized in our unaudited condensed consolidated statements of operations. We recognized tax expense related to interest and penalties of $9 million during the first quarter of 2013 and $2 million during the first quarter of 2012.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $15 million.

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

Our accrual for legal matters that are probable and estimable was $648 million as of March 31, 2013 and $491 million as of December 31, 2012, and includes estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to $130 million in litigation-related charges recorded during the quarter. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2012 Annual Report filed on Form 10-K and specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

In February 2013, Orbus International B.V. filed suits against the Company and two of its Dutch subsidiaries in the Hague District Court in the Netherlands and Orbus Medical GmbH filed suits against the Company and one of its German subsidiaries in the Duesseldorf District Court in Germany. In March 2013, Orbus Medical Inc. and Orbus international B.V. filed suit against the Company and two of its Irish subsidiaries in the Irish Commercial Court in Dublin, Ireland. Each of these matters alleges that the Company's sale of stent systems using the Element design infringe European patents owned by Orbus Medical Inc. and licensed to other Orbus entities. In one Dutch matter, Orbus is seeking cross border, preliminary injunctive relief, and a hearing is scheduled for June 11, 2013. In the other Dutch matter, Orbus is seeking damages and injunctive relief, and a hearing is scheduled for December 20, 2013. In one German matter, Orbus sought preliminary injunctive relief, which the Duesseldorf District Court granted on April 30, 2013. On that same date, we appealed the injunction to the Court of Appeals of Duesseldorf. In the other German matter, Orbus is seeking damages and injunctive relief, and a hearing is scheduled for May 14, 2014. In the Irish matter, Orbus is seeking damages and injunctive relief. In March 2013, two of the Company's subsidiaries filed suit against Orbus Medical Inc. in the English High Court seeking a declaration that the sale of the stent systems with the Element design do not infringe two Orbus patents and to have the two patents found invalid.

Product Liability Litigation

As of May 6, 2013, there were over 5,000 product liability cases or claims asserted against us in various federal and state courts across the country alleging personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse.  Generally, the plaintiffs allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. In addition, in October 2012 we were contacted by the Attorney General for the State of California informing us that their office and certain other state attorneys general offices intend to initiate a civil investigation into our sale of transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2011, the District Court issued an order granting our motion to dismiss and, in March 2012, issued its opinion ordering that all claims against us be dismissed, some of which were dismissed with prejudice and some of which were dismissed without prejudice to the relator's right to amend those claims. On September 14, 2012, the relator filed and served an amended complaint restating the claims that the District Court dismissed without prejudice. On January 17, 2013, the District Court granted our motion to dismiss with prejudice all of the relator's remaining claims against us, and on April 12, 2013, the District Court amended its order of dismissal to specify that it was final and appealable. On May 3, 2013, the relator voluntarily moved to dismiss his appeal of the January 17, 2013 order of dismissal, which he had filed with the U.S. Court of Appeals for the Fifth Circuit on February 15, 2013.

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. A hearing on the pending motion to dismiss was held on October 26, 2012, and on February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds. On February 20, 2013, the plaintiff filed an appeal.

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

Other Proceedings

Refer to Note I - Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2012

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

On November 17, 2009, Boston Scientific Scimed, Inc. filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Hague District Court in the Netherlands alleging that OrbusNeich's sale of the Genous stent infringes a patent owned by us (the Keith patent) and seeking monetary damages and injunctive relief. On March 13, 2012, the Hague Court of Appeals denied our request for preliminary relief. On April 2, 2013, the Hague Court of Appeals found the Keith patent invalid.

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2013		2012
Weighted average shares outstanding - basic	1,351.9		1,445.2
Net effect of common stock equivalents	—	*	8.9
Weighted average shares outstanding - assuming dilution	1,351.9		1,454.1

* We generated a net loss in the first quarter of 2013. Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 12.8 million for the first quarter of 2013 due to our net loss position in this period.
Weighted average shares outstanding, assuming dilution, excludes the impact of 48 million stock options for the first quarter of 2013 and 59 million stock options for the first quarter of 2012, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately eight million shares of our common stock in the first quarters of 2013 and 2012, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We repurchased approximately 13 million shares of our common stock during the first quarter of 2013 for approximately $100 million, pursuant to our authorized repurchase programs as discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2012 Annual Report on Form 10-K.

NOTE L – SEGMENT REPORTING
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new reportable segments comprised of: Cardiovascular, Rhythm Management, and MedSurg. Our reportable segments represent an aggregate of operating segments. We have restated the prior period to conform to the current year presentation of our reportable segments.
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and corporate expenses, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restated segment information for the prior period based on standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuations. Based on information regularly reviewed by our chief operating decision maker following our reorganization, we also restated certain expenses associated with our manufacturing and corporate operations. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in millions)	2013	2012*
Net sales
Interventional Cardiology	$514	$598
Peripheral Interventions	194	188
Cardiovascular	708	786

Cardiac Rhythm Management	485	504
Electrophysiology	35	37
Rhythm Management	520	541

Endoscopy	313	298
Urology/Women's Health	119	118
Neuromodulation	89	83
MedSurg	521	499
Net sales allocated to reportable segments	1,749	1,826
Sales generated from divested businesses	36	29
Impact of foreign currency fluctuations	(24)	11
	$1,761	$1,866

Income (loss) before income taxes
Cardiovascular	$170	$191
Rhythm Management	63	83
MedSurg	150	133
Operating income allocated to reportable segments	383	407
Corporate expenses and currency exchange	(70)	(84)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, and litigation related charges or credits	(540)	(30)
Amortization expense	(103)	(97)
Operating (loss) income	(330)	196
Other expense, net	(64)	(73)
Loss (income) before income taxes	$(394)	$123
* We have restated prior year detail to conform to current year presentation.

	Three Months Ended, March 31,
(in millions)	2013	2012*
Depreciation expense
Cardiovascular	$24	$27
Rhythm Management	23	23
MedSurg	16	17
Depreciation expense allocated to reportable segments	63	67
Corporate expenses and currency exchange	(2)	(1)
	$61	$66
* We have restated prior year detail to conform to current year presentation.

	As of
(in millions)	March 31, 2013	December 31, 2012*
Total assets
Cardiovascular	$1,539	$1,535
Rhythm Management	1,336	1,350
MedSurg	958	967
Total tangible assets allocated to reportable segments	3,833	3,852
Goodwill	5,552	5,973
Other intangible assets	6,177	6,289
All other corporate and manufacturing operations assets	1,201	1,040
	$16,763	$17,154
* We have restated prior year detail to conform to current year presentation.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three months ended March 31, 2013 and March 31, 2012. Amounts in the chart below are presented net of tax.

(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2012	$(26)	$34	$(41)	$(33)
Other comprehensive income (loss) before reclassifications	3	71	—	74
Amounts reclassified from accumulated other comprehensive income	—	4	—	4
Net current-period other comprehensive income	3	75	—	78
Balance as of March 31, 2013	$(23)	$109	$(41)	$45

(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2011	$(58)	$(48)	$(32)	$(138)
Other comprehensive income (loss) before reclassifications	25	23	—	48
Amounts reclassified from accumulated other comprehensive income	—	11	—	11
Net current-period other comprehensive income	25	34	—	59
Balance as of March 31, 2012	$(33)	$(14)	$(32)	$(79)
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments was an expense of $45 million in the first quarter of 2013 and an expense of $19 million in the first quarter of 2012. The income tax impact of the amounts reclassified from unrealized gains/losses on derivative financial instruments was a benefit of $2 million in the first quarter of 2013 and a benefit of $6 million in the first quarter of 2012. Refer to Note E – Fair Value Measurements for further detail on the reclassifications related to derivatives.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2013-02
In February 2013, the FASB issued ASC Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Update No. 2013-02 requires that entities provide information about amounts reclassified out of accumulated other comprehensive income by component. The amendment also requires entities to present significant amounts by the respective line items of net income, either on the face of the income statement or in the notes to the financial statements for amounts required to be reclassified out of accumulated other comprehensive income in their entirety in the same reporting period. For other amounts that are not required to be reclassified to net income in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. We adopted Update No. 2013-02 beginning in our first quarter ended March 31, 2013. Update No. 2013-02 is related to presentation only and its adoption did not impact our results of operations or financial position. See Note M - Changes in Other Comprehensive Income to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

ASC Update No. 2013-01
In January 2013, the FASB issued ASC Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Update No. 2013-01 clarifies the FASB's intent about requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements, previously issued ASC Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). We adopted Update No. 2013-01 beginning in our first quarter ended March 31, 2013. The adoption of Update No. 2013-01 did not impact our results of operations or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including heart, digestive, pulmonary, vascular, urological, women's health, and chronic pain conditions. We continue to innovate in these areas and are intent on extending our innovations into new geographies and high-growth adjacency markets.
Effective as of January 1, 2013, we reorganized our business into fully operationalized global business units. We have three new global reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg. We have restated prior period information for 2012 to conform to current year presentation of our segments.
Financial Summary
Three Months Ended March 31, 2013
Our net sales for the first quarter of 2013 were $1.761 billion, as compared to net sales of $1.866 billion for the first quarter of 2012, a decrease of $105 million, or six percent. Excluding the impact of changes in foreign currency exchange rates, which had a $35 million negative impact on our first quarter 2013 net sales as compared to the same period in the prior year, and the change in net sales from divested businesses of $7 million, our net sales decreased $77 million, or four percent.1 Refer to Business and Market Overview for a discussion of our net sales by global business.
Our reported net loss for the first quarter of 2013 was $354 million, or $0.26 per share, driven primarily by a goodwill impairment charge related to our global Cardiac Rhythm Management (CRM) business unit recorded in conjunction with interim goodwill impairment testing required following the change in composition of our segments and reporting units. Refer to Quarterly Results and Critical Accounting Policies and Estimates for a discussion of our goodwill valuation and this impairment charge. Our reported results for the first quarter of 2013 included a goodwill impairment charge, acquisition- and divestiture-related net credits, restructuring- and litigation-related charges, and amortization expense totaling $578 million (after-tax), or $0.42 per share. Excluding these items, net income for the first quarter of 2013 was $224 million, or $0.16 per share.1 Our reported net income for the first quarter of 2012 was $113 million, or $0.08 per share. Our reported results for the first quarter of 2012 included acquisition-, divestiture-, and restructuring-related charges and amortization expense totaling $107 million, or $0.07 per share. Excluding these items, net income for the first quarter of 2012 was $220 million, or $0.15 per share.1

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Three Months Ended March 31, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net loss	$(394)	$40	$(354)	$(0.26)
Non-GAAP adjustments:
Goodwill impairment charge	423	(1)	422	0.31	*
Acquisition-related charges (credits)	(23)	—	(23)	(0.02)	*
Divestiture-related charges (credits)	(5)	2	(3)	0.00	*
Restructuring-related charges	15	(4)	11	0.01	*
Litigation-related charges	130	(48)	82	0.06	*
Amortization expense	103	(14)	89	0.06	*
Adjusted net income	$249	$(25)	$224	$0.16

* Assumes dilution of 12.8 million shares for the three months ended March 31, 2013 for all or a portion of these non-GAAP adjustments.

	Three Months Ended March 31, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income	$123	$(10)	$113	$0.08
Non-GAAP adjustments:
Acquisition-related charges (credits)	12	(1)	11	0.00
Divestiture-related charges (credits)	1	—	1	0.00
Restructuring-related charges	17	(4)	13	0.01
Amortization expense	97	(15)	82	0.06
Adjusted net income	$250	$(30)	$220	$0.15

Cash provided by operating activities was $163 million in the first quarter of 2013, as compared to $212 million in the first quarter of 2012. Our cash generated from operations continued to be a significant source of available funds for investing in our growth and buying back shares of our common stock pursuant to our share repurchase programs. During the first quarter of 2013, we used approximately $100 million of cash generated from operations to repurchase approximately 13 million shares of our common stock. As of March 31, 2013, we had total debt of $4.254 billion, cash and cash equivalents of $268 million and working capital of $1.466 billion. Refer to Liquidity and Capital Resources for further discussion.

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

Quarterly Results and Business Overview
Effective as of January 1, 2013, we reorganized our business into fully operationalized global business units. We have three new global reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg.

Net Sales
We manage our global businesses on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing global revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The constant currency growth rates in the tables below can be recalculated from our net sales presented in Note L – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
The following table provides our worldwide net sales by business and the relative change on an as reported and constant currency basis, both excluding and including divested businesses. Net sales that exclude the impact of changes in foreign currency exchange rates are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended March 31,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2013	2012
Interventional Cardiology	$505	$603	(16)%	(14)%
Peripheral Interventions	191	190	—%	3%
Cardiovascular	696	793	(12)%	(10)%

Cardiac Rhythm Management	478	501	(5)%	(4)%
Electrophysiology	35	37	(6)%	(5)%
Rhythm Management	513	538	(5)	(4)

Endoscopy	309	302	3%	5%
Urology/Women’s Health	118	120	(2)%	—%
Neuromodulation	89	84	6%	6%
MedSurg	516	506	2	4%

Subtotal Core Businesses	1,725	1,837	(6)%	(4)%
Divested Businesses	36	29	N/A	N/A
Worldwide	$1,761	$1,866	(6)%	(4)%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.
Cardiovascular
Interventional Cardiology
Our extensive, innovative product offerings have enabled us to maintain a leadership position in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. We market our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent platform in all major markets worldwide, as well as our TAXUS® paclitaxel-eluting stent line. In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems.
During the fourth quarter of 2012, we received CE Mark approval for the next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating and commenced a limited commercial launch. The SYNERGY Stent is unique in that its polymer is gone shortly after drug elution is complete at three months. This innovation has the potential to improve post-implant vessel healing and eliminate long-term polymer exposure, a possible cause of late adverse events. We are currently enrolling patients in the EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY Stent System and support U.S. Food and Drug

Administration (FDA) and Japanese regulatory approvals for this technology. In the first quarter of 2013, we received CE Mark approval and launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Europe and other select geographies. The Promus PREMIER Stent System is designed to provide physicians improved drug-eluting stent (DES) performance in treating patients with coronary artery disease.  We expect to launch the Promus PREMIER Stent System in the U.S. in the fourth quarter of 2013 following FDA approval.
Our worldwide net sales of Interventional Cardiology products were $505 million in the first quarter of 2013, or approximately 29 percent of our consolidated net sales in the first quarter of 2013. Our worldwide net sales of Interventional Cardiology products decreased $98 million, or 16 percent, in the first quarter of 2013, as compared to 2012. Excluding the impact of changes in foreign currency exchange rates, which had a $14 million negative impact on our Interventional Cardiology net sales in the first quarter of 2013, as compared to the same period in the prior year, net sales of these products decreased $84 million, or 14 percent. This decrease was primarily related to lower DES market share and average selling price declines as a result of competitive product launches.
Our coronary stent system sales represent a significant portion of our Interventional Cardiology net sales. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	March 31, 2013			March 31, 2012
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$117	$175	$292	$176	$187	$363
Bare-metal	5	13	18	7	17	24
	$122	$188	$310	$183	$204	$387
Our worldwide net sales of coronary stent systems decreased $77 million, or 20 percent, in the first quarter of 2013, as compared to 2012. Excluding the impact of changes in foreign currency exchange rates, which had an $8 million negative impact on our coronary stent system net sales in the first quarter of 2013, as compared to the same period in the prior year, net sales of these products decreased $69 million, or 18 percent. This decrease was primarily related to lower market share due to competitive launches in 2012, average selling price declines as a result of continued competitive pressures, and declines in procedural volumes in the U.S. DES market. We expect to anniversary the year-over-year comparative impact of the 2012 competitive launches during the second quarter of 2013.
Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. We believe that we will continue to maintain a strong position within the worldwide DES market for a variety of reasons, including:

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of DES products, which has shown favorable results in clinical trials to date;

•	the breadth and depth of our interventional cardiology product portfolio;

•	the broad and consistent long-term results of our clinical trials;

•	our overall position in the interventional medical device market and our experienced interventional cardiology sales force;

•	the strength of our clinical, selling, marketing and manufacturing capabilities; and

•	our increased presence and investment in rapidly growing emerging markets, including Brazil, Russia, India and China.
However, a decline in net sales from our DES systems could have a significant adverse impact on our operating results. Significant variables that may impact the size of the DES market and our position within this market include, but are not limited to:

•	the impact of competitive pricing pressure on average selling prices of DES systems available in the market;

•
the impact and outcomes of on-going and future clinical results involving our or our competitors’ products, including those trials sponsored by our competitors or other third parties, or perceived product performance of our or our competitors’ products;

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
In January 2011, we completed the acquisition of Sadra Medical, Inc. Through our acquisition of Sadra, we are developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. We believe TAVR is one of the fastest growing medical device markets. In April 2013, we completed enrollment in the REPRISE II clinical trial to evaluate the safety and performance of the Lotus™ Valve System. We expect to receive CE Mark approval for the Lotus ™ Valve System and commence our launch in Europe and certain other international markets during the fourth quarter of 2013.
In March 2011, we completed the acquisition of Atritech, Inc. Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is marketed in CE Mark countries. In the U.S., we completed the PREVAIL trial to evaluate the safety and efficacy of the WATCHMAN® device in patients with nonvalvular atrial fibrillation versus long-term warfarin therapy. We continue to work through our final statistical analysis of the PREVAIL data and expect to submit the final clinical module to the FDA in the second quarter of 2013. We are leveraging expertise from both our Electrophysiology and Interventional Cardiology businesses in the commercialization of the WATCHMAN® device.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $191 million in the first quarter of 2013, as compared to $190 million in the first quarter of 2012, an increase of $1 million. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $6 million, or three percent, in the first quarter of 2013, as compared to the first quarter of 2012. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise as the result of new product launches in stents, balloons and chronic total occlusions (CTO) devices, which we expect to continue to drive our future growth.
During the fourth quarter of 2012, we completed the acquisition of Vessix Vascular, Inc., a developer of catheter-based renal denervation systems for the treatment of uncontrolled hypertension. Through the acquisition of Vessix, we added a second generation, highly differentiated technology to our hypertension strategy, and we believe this technology will accelerate our entry into the hypertension market. We expect to launch this technology commercially in Europe and certain other international markets in 2013.
Rhythm Management
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $478 million in the first quarter of 2013, represented approximately 27 percent of our consolidated net sales for the first quarter of 2013. Our worldwide CRM net sales decreased $23 million, or five percent, in the first quarter of 2013, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a $4 million negative impact on our first quarter 2013 CRM net sales as compared to the same period in the prior year, our CRM net sales decreased $19 million, or four percent.

The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	March 31, 2013			March 31, 2012
	U.S.	International	Total	U.S.	International	Total
ICD systems	$221	$129	$350	$229	$139	$368
Pacemaker systems	62	66	128	63	70	133
CRM products	$283	$195	$478	$292	$209	$501
The reduction in our worldwide CRM net sales during the first quarter of 2013 as compared to the first quarter of 2012 was principally the result of declines in our ICD systems sales primarily due to the impact of average selling price pressures driven by governmental, competitive and other pricing pressures. In addition, our sales levels related to replacement procedures were lower than the prior year due to historical product recalls and subsequent reductions in our denovo (first time) ICD implants following these recalls. However, we believe that our U.S. denovo ICD share continued to increase during the first quarter of 2013 as a result of our INCEPTA™ and ENERGEN™ line of defibrillators that lead the industry in device longevity, and our highly-reliable RELIANCE lead platform.
Our pacemaker system sales decreased during the first quarter of 2013 as compared to the first quarter of 2012 primarily due to declines in the overall market. In the first half of 2012, we launched our INGENIO™ family of pacemaker systems in the U.S. and Europe, Middle East, and Africa (EMEA), and in July 2012, we received CE Mark approval for use of our INGENIO™ and ADVANTIO™ pacemakers in patients in need of a magnetic resonance imaging (MRI) scan, which we believe represents a significant advancement to our family of pacemaker devices. In the second quarter of 2012, we received FDA approval for our INVIVE™ cardiac resynchronization therapy pacemakers (CRT-Ps). We believe these recent product launches position us well within the worldwide pacemaker market.
During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has received CE Mark and FDA approval and is available in EMEA and the U.S. on a limited basis. We continued to make progress in our efforts to enhance the S-ICD supply chain following early FDA approval in the third quarter of 2012. Despite these efforts, we have been supply constrained since early March 2013 and we expect to be able to provide only a very limited supply of S-ICD in the second quarter of 2013. We are managing this supply shortage with our customers and we continue to work diligently to expand our production capacity. We expect that these efforts will put us in a position to resume our controlled launch of the S-ICD system in the second half of 2013.
Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our consolidated results of operations. Variables that may impact the size of the CRM market and/or our share of that market include, but are not limited to:

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

•
our ability to timely and successfully acquire or develop, launch and supply new or next-generation competitive products and technologies worldwide, in line with our commercialization strategies, including the S-ICD® system;

•	new product launches by our competitors;

•	variations in clinical results, reliability or product performance of our and our competitors’ products; and

•	delayed or limited regulatory approvals and unfavorable reimbursement policies.
Electrophysiology
Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next generation Blazer™ Prime ablation catheter, and our Blazer™ Open-Irrigated Catheter, launched in select European countries. Worldwide net sales of our Electrophysiology products were $35 million in the first quarter of 2013 as compared to $37 million in the first quarter of 2012, a decline of $2 million. Changes in foreign currency exchange rates did not materially affect our Electrophysiology net sales in the first quarter of 2013, as compared to the same period in the prior year.
During the fourth quarter of 2012, we completed the acquisition of Rhythmia Medical, Inc., a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We expect to receive CE Mark approval for the Rhythmia technology during the second quarter of 2013 and FDA approval during the second half of 2013. We believe that this acquisition, as well as our other expected product launches, will help to position us to competitively participate in the fast-growing Electrophysiology market.
MedSurg
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $309 million for the first quarter in 2013, as compared to $302 million in the first quarter of 2012, an increase of $7 million, or 3 percent. Our Endoscopy net sales increased $15 million, or five percent, in the first quarter of 2013, as compared to the first quarter of 2012 excluding the impact of changes in foreign currency exchange rates, which had an $8 million negative impact on our Endoscopy net sales in the first quarter of 2013, as compared to the same period in the prior year. This performance was primarily the result of growth across several of our key product franchises, including our biliary device franchise driven by the full U.S. launch of our TrueTome biliary device and continued growth in our Expect™ Endoscopic Ultrasound Aspiration Needle; our metal stent franchise driven by our industry-leading WallFlex® product family, including our WallFlex® Biliary Transhepatic stent system for treatment of biliary strictures, launched in the first quarter of 2012; and our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding.
During the fourth quarter of 2010, we completed our acquisition of Asthmatx, Inc. Through Asthmatx, we design, manufacture and market a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA. Beginning January 1, 2013, the American Medical Association (AMA) Current Procedural Terminology (CPT) editorial panel assigned category I CPT codes specifically for bronchial thermoplasty. The Category I CPT procedure codes are recognized by all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. We believe these codes will provide greater access to treatment for patients with poorly controlled severe asthma, help facilitate claims processing and help private payers' approve coverage for this form of treatment. We continue to focus on driving commercialization and increased awareness of the Alair® System. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $118 million in the first quarter of 2013, as compared to $120 million in the first quarter of 2012, a decrease of approximately $2 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, our worldwide Urology/Women's Health net sales increased $1 million in the first quarter of 2013, as compared to the first quarter of 2012.

During the first quarter of 2013, net sales growth in our Urology/Women's Health business from our international markets and new product launches was offset by declines in our Women's Health revenues.  Net sales from our Women's Health business declined approximately seven percent as compared to the first quarter of 2012 primarily due to continued pressures on elective procedures in the U.S. and lower U.S. sales levels following the FDA release of a Public Health Notice update in July 2011 regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse.  We believe that our Urology/Women's Health business has the opportunity for growth as a result of our recent product launches in the U.S. and our continued expansion of the global footprint of this business.
Neuromodulation
Our Neuromodulation business offers the Precision® and Precision Spectra™ Spinal Cord Stimulation (SCS) systems, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $89 million in the first quarter of

2013, as compared to $84 million in the first quarter of 2012, an increase of $5 million, or six percent. Foreign currency fluctuations did not significantly impact our Neuromodulation net sales in the first quarter of 2013, as compared to the same period in the prior year. The increase was primarily driven by net sales of our Precision Spectra System. We received CE Mark approval for the Precision Spectra System during the fourth quarter of 2012 and we received FDA approval and commenced our U.S. commercial launch of the device during the first quarter of 2013. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain.
During the third quarter of 2012, we received CE Mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease in Europe, and we expect to begin our U.S. pivotal study for the treatment of Parkinson's disease in 2013. We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.
Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2012 Annual Report filed on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence. In particular, we are focusing our efforts and increasing our investment in certain countries whose economies and healthcare sectors are growing rapidly, as well as others, in order to maximize opportunities in those countries. As a result of these efforts, in the first quarter of 2013, we increased net sales in Brazil, Russia, India and China by approximately 29% over the same period in the prior year on an as reported basis and continued investments in infrastructure in those countries.

Gross Profit
Our gross profit was $1.183 billion for the first quarter of 2013 and $1.235 billion for the first quarter of 2012. As a percentage of net sales, our gross profit increased to 67.2 percent in the first quarter of 2013, as compared to 66.2 percent in the first quarter of 2012. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Three Months
Gross profit margin - period ended March 31, 2012	66.2%
Manufacturing cost reductions	2.2
PROMUS® profit sharing savings	1.0
All other, including other inventory charges, other period expense and net impact of foreign currency	0.5
Sales pricing and mix	(2.7)
Gross profit margin - period ended March 31, 2013	67.2%
The primary factors contributing to the increase in our gross profit margin during the first quarter of 2013, as compared to the same period in 2012, were the positive impact of cost reductions as a result of our restructuring and other process improvement programs and the continuing positive impact of the launch of our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system in the U.S. in the fourth quarter of 2011 and in Japan in the first quarter of 2012. We completed the full conversion of our global drug-eluting stent system sales to our self-manufactured PROMUS® Element™ and TAXUS® stent systems during 2012. Our PROMUS® Element™ stent system has significantly higher gross profit margins as compared to our PROMUS® stent system, which was supplied to us by Abbott Laboratories (Abbott). Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products and the reduction in sales of our drug-eluting stent systems in the first quarter of 2013, as compared to the first quarter of 2012.
We are subject to a final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. We may record a one-time benefit or charge to our gross profit in 2013 as a result of this adjustment process.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2013		2012
		% of Net		% of Net
(in millions)	$	Sales	$	Sales
Selling, general and administrative expenses	631	35.8%	659	35.3%
Research and development expenses	204	11.6%	215	11.5%
Royalty expense	41	2.3%	48	2.6%
Selling, General and Administrative (SG&A) Expenses
In the first quarter of 2013, our SG&A expenses decreased $28 million, or four percent, as compared to the first quarter of 2012, and were 50 basis points higher as a percentage of net sales. This decrease was driven primarily by declines in spending as a result of our restructuring and other cost reduction initiatives, lower litigation-related expenses of approximately $10 million and the impact of changes in foreign currency exchange rates. Partially offsetting these decreases was increased investment related to acquisitions and our expansion efforts in emerging markets, as well as approximately $17 million of expense associated with the new excise tax on U.S. sales of Class I, II and III medical devices that went into effect January 1, 2013.
Research and Development (R&D) Expenses
In the first quarter of 2013, our R&D expenses decreased $11 million, or five percent, as compared to the first quarter of 2012, and were ten basis points higher as a percentage of net sales. The decrease was due to our continued focus on cost reduction initiatives associated with our restructuring programs and the benefits from our strategy to transform our research and development efforts to be more effective and cost efficient, as well as the timing of certain R&D programs. Increased R&D funding for our acquisitions partially offset these reductions in R&D spending during the first quarter of 2013. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the first quarter of 2013, our royalty expense decreased $7 million, or 15 percent, as compared to the first quarter of 2012, and was 30 basis points lower as a percentage of net sales. This decrease relates primarily to lower sales of our royalty-bearing products within our Interventional Cardiology business.
Amortization Expense
Our amortization expense was $103 million in the first quarter of 2013, as compared to $97 million in the first quarter of 2012, an increase of $6 million or six percent. This increase was due primarily to amortizable intangible assets acquired during 2012. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charge
2013 Charge
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis, we conducted the first step of the goodwill impairment test for all new global reporting units as of January 1, 2013. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The fair value of each new global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. The global CRM reporting unit carrying value exceeded its fair value primarily due to the carrying value of its amortizable intangible assets. The carrying value of amortizable intangible assets allocated to the global CRM reporting unit was $4.569 billion as of March 31, 2013. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (Topic 350), we tested the global CRM amortizable intangible assets for impairment in conjunction with the interim goodwill impairment test of our global CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired.

The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded an estimated non-cash goodwill impairment charge of $423 million to write-down the goodwill to its implied fair value as of January 1, 2013. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the second quarter of 2013, as we finalize the second step of the goodwill impairment test, in accordance with Topic 350. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. After recording the estimated impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013.

The goodwill impairment charge taken during the first quarter of 2013 was determined on a global CRM basis pursuant to our new organizational structure. We used the income approach, specifically the DCF method, to derive the fair value of the global CRM reporting unit. We completed a DCF model associated with our new global CRM business, including the amount and timing of future expected cash flows, tax attributes, the terminal value growth rate of approximately two percent and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) of approximately 12 percent.
As of March 31, 2013, we identified two global reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units are comprised of our global Neuromodulation reporting unit, which had excess fair value over carrying value of approximately 17 percent and held $1.356 billion of allocated goodwill, and our global Electrophysiology reporting unit, which had excess fair value over carrying value of approximately 56 percent and held $154 million of allocated goodwill, each as of March 31, 2013. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within the global CRM reporting unit or other reporting units. Additionally, the recoverability of our CRM-related amortizable intangibles is sensitive to future cash flow assumptions and our global CRM business performance. Therefore, our CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
Refer to Critical Accounting Policies and Estimates for discussion of future events that could have a negative impact on the recoverability of our goodwill and amortizable intangible assets. Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $23 million in the first quarter of 2013, and a net expense of $10 million during the first quarter of 2012. Contingent consideration expense is excluded by management for purposes of evaluating performance.
Restructuring Charges and Restructuring-related Activities
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing stockholder value. Key activities under the plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 restructuring program (the Expansion). The Expansion is intended to further strengthen our operational effectiveness and efficiencies and support new investments. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, are expected to be substantially complete by the end of 2013.
We estimate that the 2011 Restructuring plan, including the Expansion, will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we have made payments of $174 million, which were partially offset by proceeds of $53 million on facility and fixed asset sales, as of March 31, 2013. As of March 31, 2013, we recorded related costs of $201 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our unaudited condensed consolidated statements of operations.
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $10 million in the first quarter of 2013 and 2012. During the first quarter of 2013, our restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $5 million in the first quarter of 2013 and $7 million in the first quarter of 2012. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $47 million, and received $53 million of cash proceeds on facility and fixed asset sales, associated with our restructuring initiatives during the first quarter of 2013.
See Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related net charges
During the first quarter of 2013, we recorded a litigation-related charge of $130 million. Significant litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. During the first quarter of 2013, we recorded a credit related to this divestiture of $5 million, as compared to compared to $1 million of expense in the first quarter of 2012. We will receive an additional $40 million of consideration contingent upon the transfer or separation of certain manufacturing facilities, which we expect will occur during 2013. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. Non-recurring divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense decreased to $65 million in the first quarter of 2013, as compared to $69 million in the first quarter of 2012. The decrease in our interest expense was primarily due to lower credit facility fees. Our average borrowing rate was 5.7 percent in the first quarter of 2013 as compared to 5.8 percent in the first quarter of 2012. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net
Our other, net reflected income of $1 million in the first quarter of 2013 and expense of $4 million in the first quarter of 2012. The following are the components of other, net:

	Three Months Ended March 31,

(in millions)	2013	2012
Interest income	$2	$1
Foreign currency losses	(2)	(3)
Net gains (losses) on investments	—	(3)
Other income (expense), net	1	1
	$1	$(4)
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended March 31,
	2013	2012
Reported tax rate	10.2%	7.7%
Impact of certain receipts/charges*	3.0%	7.3%
	13.2%	15.0%
*These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the first quarter of 2013, as compared to the same period in 2012, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate and the impact of certain discrete tax items. In the first quarter of 2013, the receipts and charges included a goodwill impairment charge, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. Our reported tax rate in the first quarter of 2013 was favorably affected by discrete tax items that primarily related to the reinstatement of tax legislation that has been retroactively applied, offset in part by the resolution of uncertain tax positions related to audit settlements. In the first quarter of 2012, the receipts and charges included acquisition- divestiture- and restructuring-related charges. Our reported tax rate in the first quarter of 2012 was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation (Guidant) for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories (Abbott) pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
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

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. With the exception of our reorganization from regions to global business units effective January 1, 2013 and its impact to our goodwill valuation, there were no material changes in the three months ended March 31, 2013 to the application of critical accounting policies and estimates as described in our Annual Report filed on Form 10-K for the year ended December 31, 2012.
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
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. We determined our new global reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management regularly reviews the operating results of any components. Through this process, we identified the following new global reporting units as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management (CRM), Electrophysiology, Endoscopy, Urology/Women's Health, and Neuromodulation.
To determine the amount of goodwill within our new global reporting units, on a relative fair value basis we reallocated $1.764 billion of goodwill previously allocated to our former Europe, Middle East and Africa (EMEA), Asia Pacific, Japan, and Americas international reporting units to our new global reporting units. In addition, we reallocated the goodwill previously allocated to the former U.S. divisional reporting units to each respective new global reporting unit, with the exception of the goodwill allocated to the former U.S. Cardiovascular reporting unit. The $2.380 billion of goodwill previously allocated to the former U.S. Cardiovascular reporting unit was reallocated between the global Interventional Cardiology and global Peripheral Interventions reporting units on a relative fair value basis. Following this reallocation, we tested the goodwill remaining in the new reporting units by conducting the first step of the goodwill impairment test for all global reporting units as of January 1, 2013. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. Refer to Quarterly Results for discussion of the results of our interim goodwill testing during the first quarter of 2013.
For our first quarter 2013 and our 2012 goodwill impairment testing, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given differences in our reporting units' mix of currently marketed products, market shares, future product launch cadence, and expected profitability levels that render the market comparisons less relevant for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
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
As of March 31, 2013, we identified two global reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units are comprised of our global Neuromodulation reporting unit, which had excess fair value over carrying value of approximately 17 percent and held $1.356 billion of allocated goodwill, and our global Electrophysiology reporting unit, which had excess fair value over carrying value of approximately 56 percent and held $154 million of allocated goodwill, each as of March 31, 2013. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within the global CRM reporting unit or other reporting units. Additionally, the recoverability of our CRM-related amortizable intangibles is sensitive to future cash flow assumptions and our global CRM business performance. Therefore, our CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 80 basis points or a 90 basis point decrease in the revenue growth rates over the projection period would require that we perform the second step of the goodwill impairment test for the global Neuromodulation reporting unit. A 440 basis point increase in the WACC applied or a 420 basis point decrease in the revenue growth rates over the projection period would require that we perform the second step of the goodwill impairment test for the global Electrophysiology reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.
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

•
decreases in our forecasted profitability due to an inability to successfully implement and achieve timely and sustainable cost improvement measures consistent with our expectations, increases in our market-participant tax rate, and/or changes in tax laws;

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

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses;

•	increases in our market-participant risk-adjusted WACC; and

•	declines in revenue as a result of loss of key members of our sales force and other key personnel.
Negative changes in one or more of these factors, among others, could result in additional impairment charges.

Liquidity and Capital Resources
As of March 31, 2013, we had $268 million of cash and cash equivalents on hand, comprised of $36 million invested in money market and government funds, $105 million invested in short-term time deposits, and $127 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection.  We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and $350 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(in millions)	2013	2012
Cash provided by operating activities	$163	$212
Cash used for investing activities	(11)	(66)
Cash used for financing activities	(90)	(132)
Operating Activities
During the first quarter of 2013, we generated $163 million from operating activities, as compared to $212 million during the first quarter of 2012, a decrease of $49 million. This decrease was primarily driven by increases in our working capital, partially offset by a litigation-related cash receipt.
Investing Activities

During the first quarter of 2013, cash used for investing activities included $11 million of payments to acquire certain technologies and privately-held securities. Cash used for investing activities also included purchases of property, plant and equipment of $53 million that were offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in March 2013. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. During the first quarter of 2012, cash used for investing activities was comprised primarily of purchases of property, plants and equipment.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2012 Annual Report filed on Form 10-K.

Debt

We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. We had total debt of $4.254 billion as of March 31, 2013 and $4.256 billion as of December 31, 2012. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2013 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes	$—	$600	$1,250	$600	$250	$1,500	$4,200
	$—	$600	$1,250	$600	$250	$1,500	$4,200

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to terminated interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of March 31, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of March 31, 2013). There were no amounts borrowed under our revolving credit facility as of March 31, 2013 or December 31, 2012.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of March 31, 2013
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2013, we had $343 million of the restructuring exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any net excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of March 31, 2013, we had approximately $2.3 billion of the combined legal and debt exclusion remaining. As of and through March 31, 2013, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.200 billion as of March 31, 2013 and December 31, 2012.

Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. In June 2012, we extended the maturity of this facility to June 2013, subject to further extension. There were no borrowings under this facility as of March 31, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $290 million as of March 31, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $188 million of receivables as of March 31, 2013 at an average interest rate of 3.8 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of March 31, 2013, our net receivables in these countries greater than 180 days past due totaled $55 million, of which $16 million were past due greater than 365 days. In addition, we are currently pursuing alternative factoring providers and financing arrangements to mitigate our credit exposure to receivables in this region.
In addition, we have uncommitted credit facilities with a Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (translated to approximately $223 million as of March 31, 2013). We de-recognized $165 million of notes receivables as of March 31, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivables as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
Equity
During the first quarter of 2013 and 2012, we received $10 million and $9 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. We repurchased 13 million shares of our common stock during the first quarter of 2013 for approximately $100 million, pursuant to our authorized repurchase programs discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2012 Annual Report filed on Form 10-K. As of March 31, 2013, we had $1.0 billion remaining authorization under our 2013 share repurchase program and approximately 8 million shares authorized under our previous share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $24 million for the first quarter of 2013 and $27 million for the first quarter of 2012.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2012 Annual Report filed on Form 10-K.
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
Our accrual for legal matters that are probable and estimable was $648 million as of March 31, 2013 and $491 million as of December 31, 2012, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
See further discussion of our material legal proceedings in Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and in Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2012 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
ASC Update No. 2013-02
In February 2013, the FASB issued ASC Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Update No. 2013-02 requires that entities provide information about amounts reclassified out of accumulated other comprehensive income by component. The amendment also requires entities to present significant amounts by the respective line items of net income, either on the face of the income statement or in the notes to the financial statements for amounts required to be reclassified out of accumulated other comprehensive income in their entirety in the same reporting period. For other amounts that are not required to be reclassified to net income in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. We adopted Update No. 2013-02 beginning in our first quarter ended March 31, 2013. Update No. 2013-02 is related to presentation only and its adoption did not impact our results of operations or financial position. See our unaudited condensed consolidated statements of comprehensive income and Note M - Changes in Other Comprehensive Income to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
ASC Update No. 2013-01
In January 2013, the FASB issued ASC Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Update No. 2013-01 clarifies the FASB's intent about requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. We adopted Update No. 2013-01 beginning in our first quarter ended March 31, 2013. See related disclosures in Note E - Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Additional Information

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income and adjusted net income per share that exclude certain amounts, and revenue growth rates that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States.

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

Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from our operating segments’ measures of net sales and profit or loss. These adjustments are excluded from the segment measures that are reported to our chief operating decision maker that are used to make operating decisions and assess performance.

We believe that presenting adjusted net income, adjusted net income per share, and revenue growth rates that exclude certain amounts and/or the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three months ended March 31, 2013 and 2012, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill impairment charge - This amount represents a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, this charge is excluded from management's assessment of operating performance and is also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition-related charges (credits) - These adjustments consist of (a) contingent consideration fair value adjustments, and (b) due diligence, other fees and exit costs. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior acquisitions that are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Divestiture-related expenses (gains) - These amounts represent separation costs or recognized gains associated with the sale of our Neurovascular business in January 2011. Separation costs and gains represent those associated with the divestiture and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related costs (credits) - These adjustments represent primarily severance and other direct costs associated with the 2011 Restructuring plan. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Litigation-related charges and credits - These adjustments include certain significant product liability and other litigation-related charges and credits. These amounts are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Revenue Growth Rates Excluding the Impact of Changes in Foreign Currency Exchange Rates

•
Changes in foreign currency exchange rates - The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing revenue growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

Adjusted net income, adjusted net income per share and revenue growth rates that exclude certain amounts and/or the impact of changes in foreign currency exchange rates are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Quarterly Report on Form 10-Q and information incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business strategy and related financial returns; our growth initiatives, including our emerging markets strategy and investments; acquisitions and related payments, and the integration and impact of acquired businesses and technologies; finalizing the separation of our Neurovascular business; the timing and impact of our restructuring and plant network optimization initiatives, including expected costs and cost savings; our cash flow and use thereof; our outstanding accounts receivable in Europe; changes in the market and our market share for our businesses; procedural volumes and pricing pressures; competitive pressures facing our businesses; clinical trials, including timing and results; our product portfolio; product development and iterations; new and existing product launches, including their timing and acceptance, and their impact on the market, our market share and our business; competitive product launches; product performance and our ability to gain a competitive advantage; the strength of our technologies and pipeline; regulatory approvals, including their timing; our regulatory and quality compliance; expected research and development efforts and the allocation of research and development expenditures; our sales and marketing strategy; reimbursement practices; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand; goodwill and other intangible asset impairment analysis and charges; the effect of new accounting pronouncements on our financial results; the impact of healthcare reform legislation and new and proposed tax laws; the outcome and timing of matters before taxing authorities; our tax position and income tax reserves; the outcome and impact of intellectual property, qui tam actions, governmental investigations and proceedings and litigation matters; adequacy of our reserves; the drivers and impact of our investment ratings; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our credit facilities. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K and the specific risk factors discussed below and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These factors, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the forward-looking statements. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; litigation and governmental investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We caution each reader of this Quarterly Report on Form 10-Q to consider carefully these factors.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K.

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

•
The impact and outcome of ongoing and future clinical trials, including coronary stent and CRM clinical trials, and market studies undertaken by us, our competitors or other third parties, or perceived product performance of our or our competitors' products;

•	Variations in clinical results, reliability or product performance of our and our competitor's products;

•
Our ability to timely and successfully acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies, including our S-ICD® system;

•	The effect of consolidation and competition in the markets in which we do business, or plan to do business;

•
Disruption in the manufacture or supply of certain components, materials or products, or the failure to timely secure alternative manufacturing or additional or replacement components, materials or products;

•	Our ability to retain and attract key personnel, including in our cardiology and CRM sales force and other key cardiology and CRM personnel;

•	The impact of enhanced requirements to obtain regulatory approval in the United States and around the world, including the associated timing and cost of product approval; and

•
The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the United States and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies.

Regulatory Compliance and Litigation

•
The impact of healthcare policy changes and legislative or regulatory efforts in the United States and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other healthcare reform legislation;

•
Risks associated with our regulatory compliance and quality systems and activities in the United States and around the world, including meeting regulatory standards applicable to manufacturing and quality processes;

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

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	The unfavorable resolution of open tax matters, exposure to additional tax liabilities and the impact of changes in U.S. and international tax laws;

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations;

•	The impact of goodwill and other intangible asset impairment charges, including on our results of operations; and

•	Our ability to collect outstanding and future receivables and/or sell receivables under our factoring programs.

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2011 Restructuring plan as expanded and as a result of our 2010 Restructuring plan and Plant Network Optimization program, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring plans and divestitures of assets or businesses and implementing strategic and restructuring initiatives.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.747 billion as of March 31, 2013 and $4.411 billion as of December 31, 2012. We recorded $217 million of other assets and $40 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2013, as compared to $121 million of other assets and $57 million of other liabilities as of December 31, 2012. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $254 million as of March 31, 2013 and $270 million as of December 31, 2012. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $311 million as of March 31, 2013 and by $319 million as of December 31, 2012. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative contracts outstanding as of March 31, 2013 and December 31, 2012. As of March 31, 2013, $4.250 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note I – Income Taxes and Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2012 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

We may record future goodwill impairment charges or other asset impairment charges related to one or more of our global reporting units, which could materially adversely impact our results of operations.

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following our reorganization from geographic regions to global business units and our reallocation of goodwill on a relative fair value basis, we conducted the first step of the goodwill impairment test for all new global reporting units as of January 1, 2013, and compared the carrying value of the reporting units to the fair value of these units. The fair value of each new global reporting unit exceeded its carrying value, with the exception of the global Cardiac Rhythm Management (CRM) reporting unit. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded an estimated non-cash goodwill impairment charge of $423 million to write-down the goodwill to its implied fair value as of January 1, 2013. After recording the estimated impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013. The amount of this charge is subject to finalization. We would recognize any necessary adjustment to this estimate in the second quarter of 2013, as we finalize the second step of the goodwill impairment test in accordance with ASC Topic 350, Intangibles - Goodwill and Other. In the second quarter of 2012, as a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our 2012 annual goodwill impairment test we recorded a non-cash $3.602 billion ($3.579 billion after tax) impairment charge of the goodwill within our former Europe, Middle East and Africa (EMEA) reporting unit. Further, in the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our former U.S. CRM reporting unit.

As of March 31, 2013, we identified two global reporting units with goodwill that is at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units are comprised of our global Neuromodulation reporting unit, which had excess fair value over carrying value of approximately 17 percent and held $1.356 billion of allocated goodwill, and our global Electrophysiology reporting unit, which had excess fair value over carrying value of approximately 56 percent and held $154 million of allocated goodwill, each as of March 31, 2013. Additionally, the recoverability of our CRM-related amortizable intangibles is sensitive to future cash flow assumptions and our global CRM business performance. The carrying value of amortizable intangible assets allocated to our global CRM reporting unit was $4.569 billion as of March 31, 2013. Therefore, our CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. Relatively small declines in the future performance and cash flows of a reporting unit or asset group, changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses, or small changes in other key assumptions, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
01/01/13 - 01/31/13
02/01/13 - 02/28/13	13,112,800	$7.61	13,112,800
03/01/13 - 03/31/13
Total	13,112,800	$7.61	13,112,800	$1,060,537,520

*On July 28, 2011, we announced that our Board of Directors had re-approved approximately 37 million shares for repurchase which remained available under a previous share repurchase program at such time. The approximate aggregate dollar value of the remaining 8 million shares that may be purchased under our previous share repurchase program in the table above was calculated using a stock price of $7.81, the closing price of our common stock on March 31, 2013 as reported on the New York Stock Exchange. On January 29, 2013, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2013, we had all of the authorization available under our 2013 share repurchase program.

During the three months ended March 31, 2013, fewer than 12 employees purchased approximately 200 shares of our common stock.  The issuance of such shares was pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (Securities Act), pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS (* documents filed with this report, ** documents furnished with this report, # compensatory plans or arrangements)

10.1
Boston Scientific Corporation Form of Executive-Level Change in Control Agreement effective February 28, 2013 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 28, 2013, File No. 1-11083)#

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2013.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer