Form 10-Q/A
period 2013-03-31
BOSTON SCIENTIFIC CORP
filed 2013-05-07
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 30, 2013
Common Stock, $.01 par value	1,349,092,384

Explanatory Note
Boston Scientific Corporation (the “Company”) is filing this Amendment No. 1 (“Form 10-Q/A”) to its Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended March 31, 2013 filed with the Securities and Exchange Commission on May 7, 2013, solely to correct the number of shares of the Company's common stock outstanding as of April 30, 2013 on the cover page of the Form 10-Q. There are no other changes to the Form 10-Q.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II
OTHER INFORMATION

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