Form 10-Q
period 2013-06-30
BOSTON SCIENTIFIC CORP
filed 2013-08-07
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 31, 2013
Common Stock, $.01 par value	1,342,873,847

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2013	2012	2013	2012

Net sales	$1,809	$1,828	$3,570	$3,694
Cost of products sold	530	578	1,108	1,209
Gross profit	1,279	1,250	2,462	2,485

Operating expenses:
Selling, general and administrative expenses	661	648	1,292	1,306
Research and development expenses	223	213	427	428
Royalty expense	47	48	87	96
Amortization expense	101	99	204	195
Goodwill impairment charges	—	3,602	423	3,602
Intangible asset impairment charges	53	129	53	129
Contingent consideration (benefit) expense	(18)	1	(41)	11
Restructuring charges	26	28	36	39
Litigation-related charges	—	69	130	69
Gain on divestiture	(34)	—	(40)	—
	1,059	4,837	2,571	5,875
Operating income (loss)	220	(3,587)	(109)	(3,390)

Other income (expense):
Interest expense	(65)	(64)	(130)	(132)
Other, net	(3)	33	(3)	27
Income (loss) before income taxes	152	(3,618)	(242)	(3,495)
Income tax expense (benefit)	22	(40)	(18)	(30)
Net income (loss)	$130	$(3,578)	$(224)	$(3,465)

Net income (loss) per common share — basic	$0.10	$(2.51)	$(0.17)	$(2.42)
Net income (loss) per common share — assuming dilution	$0.10	$(2.51)	$(0.17)	$(2.42)

Weighted-average shares outstanding
Basic	1,343.5	1,423.2	1,347.7	1,434.2
Assuming dilution	1,358.6	1,423.2	1,347.7	1,434.2

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Net income (loss)	$130	$(3,578)	$(224)	$(3,465)
Other comprehensive income:
Foreign currency translation adjustment	(6)	(19)	(3)	7
Net change in unrealized gains and losses on derivative financial instruments, net of tax	43	11	118	44
Total other comprehensive income (loss)	37	(8)	115	51
Total comprehensive income (loss)	$167	$(3,586)	$(109)	$(3,414)

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
in millions, except share and per share data	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$530	$207
Trade accounts receivable, net	1,278	1,217
Inventories	842	884
Deferred income taxes	496	433
Prepaid expenses and other current assets	352	281
Total current assets	3,498	3,022
Property, plant and equipment, net	1,524	1,564
Goodwill	5,553	5,973
Other intangible assets, net	6,026	6,289
Other long-term assets	395	306
	$16,996	$17,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$605	$4
Accounts payable	251	232
Accrued expenses	1,365	1,284
Other current liabilities	256	252
Total current liabilities	2,477	1,772
Long-term debt	3,647	4,252
Deferred income taxes	1,711	1,713
Other long-term liabilities	2,558	2,547

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,551,642,655 shares as of June 30, 2013 and 1,542,347,188 shares as of December 31, 2012	16	15
Treasury stock, at cost - 212,293,891 shares as of June 30, 2013 and 186,635,532 shares as of December 31, 2012	(1,292)	(1,092)
Additional paid-in capital	16,470	16,429
Accumulated deficit	(8,673)	(8,449)
Accumulated other comprehensive income (loss), net of tax	82	(33)
Total stockholders’ equity	6,603	6,870
	$16,996	$17,154

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
in millions	2013	2012

Cash provided by operating activities	$559	$619

Investing activities:
Purchases of property, plant and equipment	(104)	(118)
Proceeds from sale of property, plant and equipment	53	—
Purchases of privately held securities	(8)	—
Purchase of notes receivable	(3)	—
Payments for acquisitions of businesses, net of cash acquired	—	(134)
Payments for investments in companies and acquisitions of certain technologies	(7)	(1)
Proceeds from business divestitures, net of costs	30	—

Cash used for investing activities	(39)	(253)

Financing activities:
Payments on long-term borrowings	—	(9)
Payment of contingent consideration	(15)	(4)
Proceeds from borrowings on credit facilities	240	251
Payments on borrowings from credit facilities	(240)	(260)
Payments for acquisitions of treasury stock	(200)	(250)
Proceeds from issuances of shares of common stock	19	9

Cash used for financing activities	(196)	(263)

Effect of foreign exchange rates on cash	(1)	1

Net increase in cash and cash equivalents	323	104
Cash and cash equivalents at beginning of period	207	267
Cash and cash equivalents at end of period	$530	$371

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$50	$57

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2012 Annual Report filed on Form 10-K.
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
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and six month periods ended June 30, 2013. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies and Note F - Borrowings and Credit Arrangements for more information.

NOTE B – ACQUISITIONS
We did not close any material acquisitions during the first half of 2013. In June 2013, we entered into a definitive agreement to acquire Bard EP, the electrophysiology business of C.R. Bard Inc., for $275 million in cash at closing. We expect to close this transaction in the second half of 2013, subject to customary closing conditions.
2012 Acquisition
Cameron Health, Inc.
On June 8, 2012, we completed the acquisition of the remaining equity of Cameron Health, Inc. (Cameron). Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® system.
Our unaudited condensed consolidated financial statements include the operating results for the acquired entity from its respective date of acquisition. We do not present pro forma financial information for this acquisition given the results are not material to our consolidated financial statements. Transaction costs associated with this acquisition were expensed as incurred and were not material for the three and six months ended June 30, 2013 and 2012.
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

Total consideration included an initial $150 million cash payment at closing of the transaction, a payment of $150 million upon FDA approval of the S-ICD® system and up to an additional $1.050 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. Due to our receipt of FDA approval of Cameron's S-ICD® system, we paid the related $150 million milestone payment to the former shareholders of Cameron during the fourth quarter of 2012.
The following summarizes the Cameron purchase price allocation (in millions):

Goodwill	$314
Amortizable intangible assets	42
Indefinite-lived intangible assets	48
Other net assets	1
Deferred income taxes	76
$481

We allocated a portion of the Cameron purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	40	11	14.0%
Customer relationships	2	5	14.0%
Indefinite-lived intangible assets:
Purchased research and development	48		14.0%
	90

The technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we expect to leverage in future products or processes and carry forward from one product generation to the next. The technology-related intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives.

Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2012 Annual Report filed on Form 10-K. Upon completion of the associated research and development efforts, we determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon receiving FDA approval for Cameron's S-ICD® system in September 2012, we reclassified approximately $47 million of in-process research and development (IPR&D) to technology-related amortizable intangible assets. The total estimated costs to complete the remaining IPR&D program associated with Cameron are immaterial.
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

We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is non-deductible for tax purposes. Goodwill was established due primarily to revenue and cash flow projections associated with future technologies, as well as synergies expected to be gained from the integration of this business into our Cardiac Rhythm Management (CRM) business and was allocated to our former geographic reportable segments based on the relative expected benefit from the business combination. Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. See Note D - Goodwill and Other Intangible Assets for further details.

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
We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $18 million and $41 million in the second quarter and first half of 2013, respectively, and an expense of $1 million and $11 million during the second quarter and first half of 2012, respectively. We paid $15 million in the second quarter and first half of 2013, and $1 million and $4 million during the second quarter and first half of 2012, respectively. As of June 30, 2013, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay is approximately $2.328 billion.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2012	$(663)
Amounts recorded to acquisition purchase accounting	(3)
Net fair value adjustments	41
Payments made	15
Balance as of June 30, 2013	$(610)

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2013	Valuation Technique	Unobservable Input	Range
Research and Development, Regulatory and Commercialization-based Milestones	$209 million	Probability Weighted Discounted Cash Flow	Discount Rate	0.9% - 1.8%
			Probability of Payment	70% - 98%
			Projected Year of Payment	2013 - 2017
Revenue-based Payments	$148 million	Discounted Cash Flow	Discount Rate	12% - 18%
			Probability of Payment	15% - 100%
			Projected Year of Payment	2013 - 2018
	$253 million	Monte Carlo	Revenue Volatility	13% - 28%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2013 - 2018

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory-, revenue- or commercialization-based milestones. Projected contingent payment amounts related to research and development, regulatory- and commercialization-based milestones and certain revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn out-period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in isolation may result in a significantly lower or higher fair value measurement.

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. We received an additional $10 million during 2012, $30 million during the second quarter of 2013, and we will receive the final $10 million of consideration contingent upon the FDA approval of the transfer of certain manufacturing facilities, which we expect will occur during the third quarter of 2013.
Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. Revenue generated by the Neurovascular business was $19 million in the second quarter of 2013, $55 million in the first half of 2013, $30 million in the second quarter of 2012, and $59 million in the first half of 2012.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of June 30, 2013 and December 31, 2012 is as follows:

	As of
	June 30, 2013		December 31, 2012
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,045	$(3,171)	$8,020	$(3,005)
Patents	500	(319)	559	(352)
Other intangible assets	810	(452)	810	(428)
	$9,355	$(3,942)	$9,389	$(3,785)
Unamortizable intangible assets
Goodwill	$15,453	$(9,900)	$15,450	$(9,477)
Technology-related	242	—	242	—
	$15,695	$(9,900)	$15,692	$(9,477)

In addition, we had $371 million and $443 million of purchased research and development intangible assets as of June 30, 2013 and December 31, 2012, respectively.
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
The following represents our goodwill balance by new global reportable segment. We restated the prior period information to conform to the current presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2012 (restated)	$3,249	$577	$2,147	$5,973
Purchase price adjustments	3	—	—	3
Goodwill acquired	—	—	—	—
Goodwill written off	—	(423)	—	(423)
Balance as of June 30, 2013	$3,252	$154	$2,147	$5,553
2013 Goodwill Impairment Testing and Charge
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis, we conducted the first step of the goodwill impairment test for all new global reporting units as of January 1, 2013. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The fair value of each new global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. The global CRM reporting unit carrying value exceeded its fair value primarily due to the carrying value of its amortizable intangible assets. The carrying value of amortizable intangible assets allocated to the global CRM reporting unit was $4.636 billion as of January 1, 2013. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (Topic 350), we tested the global CRM amortizable intangible assets for impairment in conjunction with the interim goodwill impairment test of our global CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired.
The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded a non-cash goodwill impairment charge of $423 million to write-down the goodwill to its implied fair value as of January 1, 2013. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. We finalized the second step of the global CRM goodwill impairment test during the second quarter of 2013, in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and determined that no adjustments to the charge were required. After recording the impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013.

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

In the second quarter of 2013, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value except CRM, for which no goodwill remains. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. We continue to identify our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 16 percent and held $1.356 billion of allocated goodwill as of June 30, 2013. In addition, changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.510 billion globally as of June 30, 2013) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.510 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.
On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 80 basis points or a 200 basis point decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for the global Neuromodulation reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.
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

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market, and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses;

•	increases in our market-participant risk-adjusted WACC; and

•	declines in revenue as a result of loss of key members of our sales force or other key personnel.
Negative changes in one or more of these factors, among others, could result in additional impairment charges.

2012 Charge
In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our former EMEA reporting unit was impaired and recorded a $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test, we concluded that the revenue growth rates projected for the EMEA reporting unit were slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of on-going economic uncertainty in Europe. While we do expect revenue growth in our EMEA business, our expectations for future growth and profitability were lower than our previous estimates and reflect declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units.
The following is a rollforward of accumulated goodwill write-offs by global reportable segment. We restated the prior period information to conform to the current period presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2012 (restated)	$(1,479)	$(6,537)	$(1,461)	$(9,477)
Goodwill written off	—	(423)	—	(423)
Accumulated write-offs as of June 30, 2013	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

During the second quarters of 2013 and 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analyses, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra Medical, Inc. As a result of these changes, we recorded pre-tax impairment charges of $51 million in the second quarter of 2013 and $129 million in the second quarter of 2012 to write-down the balance of these intangible assets to their fair value in each respective period. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects. We recorded these amounts in the intangible assets impairment charges caption in our accompanying unaudited condensed consolidated statements of operations.

In-process research and development fair value is measured using projected revenues, projected expenses, discount rates, and probability of expected launch. The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
In-Process R&D	June 30, 2013	$178 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%
In-Process R&D	June 30, 2012	$184 million	Income Approach - Excess Earnings Method	Discount Rate	20.0%

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
Currency Hedging
We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We manage our exposure to changes in foreign currency exchange rates on a consolidated basis to take advantage of offsetting transactions. We use both derivative instruments (currency forward contracts), and non-derivative transactions (primarily European manufacturing and distribution operations) to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by foreign currency exchange rate changes.
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of June 30, 2013 and December 31, 2012 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.750 billion as of June 30, 2013 and $2.469 billion as of December 31, 2012.
We recognized net gains of $6 million in earnings on our cash flow hedges during the second quarter of 2013 and $1 million for the first half of 2013, as compared to net losses of $10 million during the second quarter of 2012 and $26 million for the first half of 2012. All currency cash flow hedges outstanding as of June 30, 2013 mature within 36 months. As of June 30, 2013, $150 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $31 million as of December 31, 2012. As of June 30, 2013, $64 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.271 billion as of June 30, 2013 and $1.942 billion as of December 31, 2012.

Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative contracts outstanding as of June 30, 2013 or December 31, 2012.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $59 million as of June 30, 2013 and $64 million as of December 31, 2012, and unamortized losses of $3 million as of June 30, 2013 and $3 million as of December 31, 2012, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $4 million as of June 30, 2013 and $4 million as of December 31, 2012. We recorded $2 million during the second quarter of 2013 and $5 million during the first half of 2013 as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of June 30, 2013, $10 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.
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

Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and first half of 2013 and 2012 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended June 30, 2013
Currency hedge contracts	$76	$6	Cost of products sold
	$76	$6
Three Months Ended June 30, 2012
Currency hedge contracts	$10	$(10)	Cost of products sold
	$10	$(10)
Six Months Ended June 30, 2013
Currency hedge contracts	$190	$1	Cost of products sold
	$190	$1
Six Months Ended June 30, 2012
Currency hedge contracts	$46	$(26)	Cost of products sold
	$46	$(26)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

(in millions)	Location in Statement of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Gain (loss) on currency hedge contracts	Other, net	$29	$12	$54	$15
Gain (loss) on foreign currency transaction exposures	Other, net	(29)	(19)	(56)	(25)
Net foreign currency gain (loss)	Other, net	$—	$(7)	$(2)	$(10)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2013, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of June 30, 2013 and December 31, 2012:

		As of
(in millions)	Location in Balance Sheet (1)	June 30, 2013	December 31, 2012
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$98	$25
Currency hedge contracts	Other long-term assets	137	63
		235	88
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	32	33
Total Derivative Assets		$267	$121

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$3	$20
Currency hedge contracts	Other long-term liabilities	—	10
		3	30
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	21	27
Total Derivative Liabilities		$24	$57

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013				As of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$102	—	—	$102	$39	—	—	$39
Currency hedge contracts	—	$267	—	267	—	$121	—	121
	$102	$267	—	$369	$39	$121	—	$160
Liabilities
Currency hedge contracts	—	$24	—	$24	—	$57	—	$57
Accrued contingent consideration	—	—	$610	610	—	—	$663	663
	—	$24	$610	$634	—	$57	$663	$720

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $102 million invested in money market and government funds as of June 30, 2013, we had $272 million in short-term time deposits and $156 million in interest bearing and non-interest bearing bank accounts. In addition to $39 million invested in money market and government funds as of December 31, 2012, we had $168 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2013 related solely to our contingent consideration liabilities. Refer to Note B - Acquisitions for a discussion of the fair value measurements related to our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We have certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $21 million as of June 30, 2013 and $13 million as of December 31, 2012.
During the second quarter of 2013, we recorded $53 million of intangible asset impairment charges, representing a decrease in the estimated fair value of the related intangible asset balances. During the first quarter of 2013, we recorded a $423 million charge to adjust our goodwill balances to their fair value. As a result, during the first half of 2013, we recorded $476 million of losses, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to these charges and significant unobservable inputs (Level 3).
The fair value of our outstanding debt obligations was $4.684 billion as of June 30, 2013 and $4.793 billion as of December 31, 2012, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.252 billion as of June 30, 2013 and $4.256 billion as of December 31, 2012. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2013 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes	—	$600	$1,250	$600	$250	$1,500	$4,200
	—	$600	$1,250	$600	$250	$1,500	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
We maintain a $2.0 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of June 30, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of June 30, 2013). There were no amounts borrowed under our revolving credit facility as of June 30, 2013 or December 31, 2012.
Our revolving credit facility agreement in place as of June 30, 2013 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of June 30, 2013
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2013, we had $312 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.3 billion in the aggregate. As of June 30, 2013, we had approximately $2.290 billion of the combined legal and debt exclusion remaining. As of and through June 30, 2013, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Term Loan
In August 2013, we entered into a new $400 million, unsecured term loan facility. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a 5-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, which are consistent with the corresponding covenants in our existing revolving credit facility.

We intend to use the net proceeds from this facility to redeem a portion of our 5.45% notes due June 15, 2014, of which $600 million aggregate principal amount is outstanding, and to pay related fees, expenses and premiums.
Senior Notes
We had senior notes outstanding of $4.200 billion as of June 30, 2013 and December 31, 2012. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a credit and security facility secured by our U.S. trade receivables. In June 2013, we extended the maturity of this facility through June 2015, subject to further extension, reduced the size of the facility from $350 million to $300 million and added a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times, our actual leverage ratio as of June 30, 2013 is 2.4 times. We had no borrowings outstanding under this facility as of June 30, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $296 million as of June 30, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $189 million of receivables as of June 30, 2013 at an average interest rate of 3.5 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of June 30, 2013, our net receivables in these countries greater than 180 days past due totaled $66 million, of which $18 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting, and receivables factoring of up to 21.0 billion Japanese yen (approximately $212 million as of June 30, 2013). We de-recognized $158 million of notes receivable as of June 30, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivable as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2013, we had outstanding letters of credit of $93 million, as compared to $94 million as of December 31, 2012, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2013 and December 31, 2012, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of June 30, 2013 or December 31, 2012. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.

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

2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing stockholder value. Key activities under the 2011 Restructuring plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 Restructuring plan (the Expansion). The Expansion is intended to further strengthen our operational effectiveness and efficiencies and support new investments. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, are expected to be substantially complete by the end of 2013.
We estimate that the 2011 Restructuring plan, including the Expansion, will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we have made payments of $198 million, which were partially offset by proceeds of $53 million on facility and fixed asset sales, as of June 30, 2013. As of June 30, 2013, we recorded costs of $234 million since the inception of the 2011 Restructuring plan, including the Expansion, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our unaudited condensed consolidated statements of operations.
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

2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and stockholder value. Key activities under the 2010 Restructuring plan included the restructuring of certain of our businesses and corporate functions; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the re-prioritization and diversification of our product portfolio. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and were complete by the end of 2012.
The execution of the 2010 Restructuring plan resulted in total pre-tax charges of $160 million, and required cash outlays of $145 million.

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
Plant Network Optimization program
In January 2009, our Board of Directors approved, and we committed to, a plant network optimization initiative (the Plant Network Optimization program), intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program was a complement to the restructuring initiatives approved by our Board of Directors in 2007, and was intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and were substantially completed during 2012.
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million, and that approximately $105 million to $110 million of these charges will result in cash outlays, of which we made payments of $103 million as of June 30, 2013. As of June 30, 2013, we recorded costs of $127 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our unaudited condensed consolidated statements of operations.
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
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $26 million in the second quarter of 2013, $28 million in the second quarter of 2012, $36 million in the first half of 2013, and $39 million in the first half of 2012. During the first half of 2013, our restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $5 million in the second quarter of 2013 and $5 million in the second quarter of 2012, and $10 million in the first half of 2013 and $11 million in the first half of 2012.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended June 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$13	$—	$—	$—	$13	$26
Restructuring-related expenses:
Cost of products sold	—	—	—	—	—	—
Selling, general and administrative expenses	—	1	—	—	4	5
	—	1	—	—	4	5
	$13	$1	$—	$—	$17	$31

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$15	$1	$—	$—	$17	$33
2010 Restructuring plan	—	—	—	—	—	—
Plant Network Optimization program	(2)	—	—	—	—	(2)
	$13	$1	$—	$—	$17	$31

Three Months Ended June 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$22	$—	$—	$—	$6	$28
Restructuring-related expenses:
Cost of products sold	—	—	2	—	—	2
Selling, general and administrative expenses	—	—	—	—	3	3
	—	—	2	—	3	5
	$22	$—	$2	$—	$9	$33

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$20	$—	$—	$—	$8	$28
2010 Restructuring plan	—	—	—	—	1	1
Plant Network Optimization program	2	—	2	—	—	4
	$22	$—	$2	$—	$9	$33

Six Months Ended June 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$21	$—	$—	$(16)	$31	$36
Restructuring-related expenses:
Cost of products sold	—	—	—	—	—	—
Selling, general and administrative expenses	—	1	—	—	9	10
	—	1	—	—	9	10
	$21	$1	$—	$(16)	$40	$46

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$25	$1	$—	$(16)	$40	$50
2010 Restructuring plan	—	—	—	—	—	—
Plant Network Optimization program	(4)	—	—	—	—	(4)
	$21	$1	$—	$(16)	$40	$46

Six Months Ended June 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$20	$—	$—	$—	$19	$39
Restructuring-related expenses:
Cost of products sold	—	—	6	—	—	6
Selling, general and administrative expenses	—	—	—	—	5	5
	—	—	6	—	5	11
	$20	$—	$6	$—	$24	$50

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$22	$—	$—	$—	$21	$43
2010 Restructuring plan	(2)	—	—	—	3	1
Plant Network Optimization program	—	—	6	—	—	6
	$20	$—	$6	$—	$24	$50

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

As of June 30, 2013, we have incurred cumulative restructuring charges related to our 2011 Restructuring plan (including the Expansion), 2010 Restructuring plan and Plant Network Optimization program of $391 million and restructuring-related costs of $130 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan (including the Expansion)	2010 Restructuring plan	Plant Network Optimization Program	Total
Termination benefits	$125	$90	$31	$246
Fixed asset write-offs	—	11	—	11
Other	83	51	—	134
Total restructuring charges	208	152	31	391
Accelerated depreciation	—	—	22	22
Transfer costs	—	—	74	74
Other	26	8	—	34
Restructuring-related expenses	26	8	96	130
	$234	$160	$127	$521

We made cash payments of $24 million in the second quarter of 2013 and $71 million in the first half of 2013 associated with restructuring initiatives pursuant to these plans, and as of June 30, 2013, we had made total cash payments of $446 million related to our 2011 Restructuring plan (including the Expansion), 2010 Restructuring plan and Plant Network Optimization program since committing to each plan, partially offset by $53 million of proceeds received on facility and fixed asset sales in the first half of 2013. Payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan (including the Expansion)	2010 Restructuring plan	Plant Network Optimization Program	Total
Three Months Ended June 30, 2013
Termination benefits	$11	$—	$—	$11
Transfer costs	—	—	—	—
Other	13	—	—	13
	$24	$—	$—	$24

Six Months Ended June 30, 2013
Termination benefits	$33	$—	$1	$34
Transfer costs	—	—	—	—
Other	37	—	—	37
	$70	$—	$1	$71

Program to Date
Termination benefits	$96	$90	$30	$216
Transfer costs	—	—	73	73
Other	102	55	—	157
	$198	$145	$103	$446

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

	Restructuring Plan Termination Benefits
(in millions)	2011	2010	Plant Network Optimization	Total
Accrued as of December 31, 2012	$36	$3	$9	$48
Charges (credits)	25	—	(4)	21
Cash payments	(33)	—	(1)	(34)
Other adjustments	—	(3)	—	(3)
Accrued as of June 30, 2013	$28	$—	$4	$32

In addition to our accrual for termination benefits, we had an $11 million liability as of June 30, 2013 and a $5 million liability as of December 31, 2012 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	June 30, 2013	December 31, 2012
Accounts receivable	$1,397	$1,336
Less: allowance for doubtful accounts	(84)	(88)
Less: allowance for sales returns	(35)	(31)
	$1,278	$1,217
The following is a rollforward of our allowance for doubtful accounts for the second quarter and first half of 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012	2013	2012
Beginning balance	$86	$90	$88	$81
Net (credits) charges to expenses	3	(3)	6	6
Utilization of allowances	(5)	(4)	(10)	(4)
Ending balance	$84	$83	$84	$83
Inventories

	As of
(in millions)	June 30, 2013	December 31, 2012
Finished goods	$555	$598
Work-in-process	83	70
Raw materials	204	216
	$842	$884

Property, plant and equipment, net

	As of
(in millions)	June 30, 2013	December 31, 2012
Land	$81	$81
Buildings and improvements	903	873
Equipment, furniture and fixtures	2,377	2,348
Capital in progress	190	218
	3,551	3,520
Less: accumulated depreciation	2,027	1,956
	$1,524	$1,564
Depreciation expense was $66 million for the second quarter of 2013 and $68 million for the second quarter of 2012, $127 million for the first half of 2013, and $135 million for the first half of 2012.
Accrued expenses

	As of
(in millions)	June 30, 2013	December 31, 2012
Payroll and related liabilities	$405	$452
Accrued contingent consideration	233	120
Legal reserves	104	100
Other	623	612
	$1,365	$1,284
Other long-term liabilities

	As of
(in millions)	June 30, 2013	December 31, 2012
Accrued income taxes	$1,270	$1,215
Accrued contingent consideration	377	543
Legal reserves	521	391
Other long-term liabilities	390	398
	$2,558	$2,547

Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of June 30, 2013 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first half of 2013 and 2012 consisted of the following (in millions):

	Six Months Ended June 30,
	2013	2012
Beginning Balance	$26	$30
Provision	5	2
Settlements/reversals	(6)	(7)
Ending Balance	$25	$25

NOTE I – INCOME TAXES
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended June 30,
	2013	2012
Reported tax rate	14.3%	1.1%
Impact of certain receipts/charges*	0.4%	13.4%
	14.7%	14.5%

	Six Months Ended June 30,
	2013	2012
Reported tax rate	7.6%	0.9%
Impact of certain receipts/charges*	6.5%	13.8%
	14.1%	14.7%
*These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the second quarter and first half of 2013, as compared to the same periods in 2012, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate and the impact of certain discrete tax items. In the first half of 2013, the receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. The reported tax rate in the second quarter of 2013 was also impacted due to uncertain tax positions related to audit findings, while the first half of 2013 was favorably affected by discrete tax items that primarily related to the reinstatement of tax legislation that has been retroactively applied, offset in part by the resolution of uncertain tax positions related to audit settlements and findings. In the first half of 2012, the receipts and charges included goodwill and intangible asset impairment charges; divestiture-, litigation and restructuring-related net charges; and acquisition-related credits. Our reported tax rate in the first half of 2012 was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling.
As of June 30, 2013, we had $1.060 billion of gross unrecognized tax benefits, of which a net $924 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $1.052 billion of gross unrecognized tax benefits, of which a net $902 million, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation (Guidant) for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years (Notices). Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories (Abbott) pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
We believe we have meritorious defenses for our tax filings and we have filed petitions with the U.S. Tax Court contesting the Notices for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $394 million accrued for gross interest and penalties as of June 30, 2013 and $364 million as of December 31, 2012. The increase in gross interest and penalties was $30 million, which was recognized in our unaudited condensed consolidated statements of operations. We recognized net tax expense related to interest and penalties of $11 million during the second quarter of 2013, $9 million during the second quarter of 2012, $20 million in the first half of 2013, and $11 million in the first half of 2012.
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

Our accrual for legal matters that are probable and estimable was $625 million as of June 30, 2013 and $491 million as of December 31, 2012, and includes estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to $130 million in litigation-related charges recorded during the first half of 2013. During the first half of 2012, we recorded $69 million of litigation related charges, which consisted of a charge of $85 million, partially offset by credits of $16 million. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2012 Annual Report filed on Form 10-K and our Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2013, and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On February 1, 2008, Wyeth Corporation and Cordis Corporation filed an amended complaint for patent infringement against Abbott Laboratories, adding us and Boston Scientific Scimed, Inc. as additional defendants to the complaint. The suit alleged that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. Wyeth and Cordis subsequently withdrew their infringement claim as to one of the patents, and the District Court found the remaining two patents invalid. Wyeth and Cordis filed an appeal and on June 26, 2013, the Court of Appeals for the Federal Circuit affirmed the District Court's judgment in favor of Boston Scientific.

On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott Laboratories, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and sought monetary and injunctive relief. We filed counterclaims of invalidity and non-infringement. The District Court found that the PROMUS stent system did not infringe the Fischell patents and that our sales of this product were authorized. On May 13, 2013, the Court of Appeals for the Federal Circuit affirmed the District Court's judgment in favor of Boston Scientific.

In February 2013, Orbus International B.V. filed suits against the Company and two of its Dutch subsidiaries in the Hague District Court in the Netherlands and Orbus Medical GmbH filed suits against the Company and one of its German subsidiaries in the Duesseldorf District Court in Germany. In March 2013, Orbus Medical Inc. and Orbus International B.V. filed suit against the Company and two of its Irish subsidiaries in the Irish Commercial Court in Dublin, Ireland. Each of these matters alleges that the Company's sale of stent systems using the Element design infringes European patents owned by Orbus Medical Inc. and licensed to other Orbus entities. In one Dutch matter, Orbus sought cross-border, preliminary injunctive relief, which the court denied on July 9, 2013. In the other Dutch matter, Orbus is seeking damages and injunctive relief, and a hearing is scheduled for December 20, 2013. In one German matter, Orbus sought preliminary injunctive relief, which the Duesseldorf District Court granted on April 30, 2013. On that same date, we appealed the injunction to the Court of Appeals of Duesseldorf. In the other German matter, Orbus is seeking damages and injunctive relief, and a hearing is scheduled for May 14, 2014. In the Irish matter, Orbus is seeking damages and injunctive relief. In March 2013, two of the Company's subsidiaries filed suit against Orbus Medical Inc. in the English High Court seeking a declaration that the sale of the stent systems with the Element design does not infringe two Orbus patents and seeking to have the two patents found invalid. On June 5, 2013, Orbus cancelled one of the two UK patents.

On May 16, 2013, Vascular Solutions, Inc. filed suit against the Company, alleging that its Guidezilla™ guide extension catheter infringes three U.S. patents owned by Vascular Solutions.  The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief.  On May 28, 2013 Vascular Solutions filed an amended complaint adding an allegation of copyright infringement.  On June 10, 2013, Vascular Solutions filed a motion requesting a preliminary injunction.  On July 11, 2013 the Company answered the amended complaint and filed a counterclaim against Vascular Solutions, alleging that its Guideliner™ guide extension catheter infringes a U.S. patent owned by the Company.

Product Liability Litigation

As of August 5, 2013, there were over 12,000 product liability cases or claims asserted against us in various federal and state courts across the country alleging personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse.  Generally, the plaintiffs allege design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. In addition, in October 2012 we were contacted by the Attorney General for the State of California informing us that their office and certain other state attorneys general offices intend to initiate a civil investigation into our sale of transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. A hearing on the pending motion to dismiss was held on October 26, 2012, and on February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds. On February 20, 2013, the plaintiff filed an appeal, and it filed its appellate brief on June 4, 2013.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to a qui tam action filed in the U.S. District Court for the Western District of New York. After the federal government declined to intervene in the original complaint, the relator in the qui tam action filed an amended complaint alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. In July 2010, we were served with the amended unsealed qui tam complaint filed by James Allen, an alleged device recipient. The civil division of the Department of Justice (DOJ) was later allowed to intervene in the Allen qui tam action and to transfer the litigation to the U.S. District Court for the District of Minnesota. In January 2011, the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action. On May 7, 2013, the Chief Magistrate Judge stayed the previously set deadlines in the case and the parties are in settlement discussions.

On March 22, 2010, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with the request. On October 21, 2011, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint that relates to the subject matter of the U.S. Attorney's investigation, after the federal government declined to intervene in the matter. Subsequently, on January 30, 2012, the relator filed an amended complaint. On July 5, 2012, the District Court issued an opinion and order dismissing the amended complaint for lack of subject matter jurisdiction. On July 12, 2012, the relator appealed the judgment of dismissal to the U.S. Court of Appeals for the First Circuit, and oral argument was held on February 7, 2013. On May 31, 2013, the Court of Appeals rejected the relator's appeal and affirmed the dismissal of the amended complaint.

On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corp. in the U.S. District Court for the District of New Jersey on March 2, 2011. On August 8, 2012, we learned that the federal government had previously declined to intervene in this matter. The relators' complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corp. violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events and promotion of off-label uses. On September 10, 2012, the relators filed an amended complaint revising and restating certain of the claims in the original complaint. Our motion to dismiss, filed subsequently, was denied on May 31, 2013, and on June 28, 2013, we answered the amended complaint and brought certain counterclaims arising from relators' unauthorized removal of documents from the business during their employments, which the relators moved to dismiss on July 22, 2013.

Other Proceedings

On October 5, 2007, Dr. Tassilo Bonzel filed a complaint against Pfizer, Inc. and our Schneider subsidiaries and us in the District Court in Kassel, Germany alleging that a 1995 license agreement related to a catheter patent is invalid under German law and seeking monetary damages. In June 2009, the District Court dismissed all but one of Dr. Bonzel's claims and in October 2009, he added new claims. We opposed the addition of the new claims. The District Court ordered Dr. Bonzel to select the claims he would pursue and in January 2011, he made that selection. A hearing is scheduled for August 23, 2013.

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served the Company with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed.

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

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2011, the District Court issued an order granting our motion to dismiss and, in March 2012, issued its opinion ordering that all claims against us be dismissed, some of which were dismissed with prejudice and some of which were dismissed without prejudice to the relator's right to amend those claims. On September 14, 2012, the relator filed and served an amended complaint restating the claims that the District Court dismissed without prejudice. On January 17, 2013, the District Court granted our motion to dismiss with prejudice all of the relator's remaining claims against us, and on April 12, 2013, the District Court amended its order of dismissal to specify that it was final and appealable. On May 3, 2013, the relator voluntarily moved to dismiss his appeal of the January 17, 2013 order of dismissal, which he had filed with the U.S. Court of Appeals for the Fifth Circuit on February 15, 2013. The deadline for further appeals lapsed on May 13, 2013.

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2013	2012		2013		2012
Weighted average shares outstanding - basic	1,343.5	1,423.2		1,347.7		1,434.2
Net effect of common stock equivalents	15.1	—	**	—	*	—	**
Weighted average shares outstanding - assuming dilution	1,358.6	1,423.2		1,347.7		1,434.2

* We generated net losses in the first half of 2013. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 14.0 million for the first half of 2013 due to our net loss position in this period.
** We generated net losses in the second quarter and first half of 2012. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 5.8 million for the second quarter of 2012 and 7.3 million for the first half of 2012 due to our net loss position in these periods.

Weighted average shares outstanding, assuming dilution, excludes the impact of 16 million stock options for the second quarter of 2013, 63 million stock options for the second quarter of 2012, 25 million stock options for the first half of 2013, and 61 million stock options for the first half of 2012, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately one million shares of our common stock in the second quarter of 2013 and approximately nine million shares in the first half of 2013, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We repurchased approximately 13 million shares of our common stock during the second quarter of 2013 for approximately $100 million, and approximately 26 million shares during the first half of 2013 for approximately $200 million, pursuant to our authorized repurchase programs as discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2012 Annual Report on Form 10-K.

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
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency exchange rates and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and corporate expenses, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restated segment information for the prior period based on standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuations. Based on information regularly reviewed by our chief operating decision maker following our reorganization, we also restated certain expenses associated with our manufacturing and corporate operations. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring-, and litigation-related charges and credits; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2013	2012*	2013	2012*
Net sales
Interventional Cardiology	$537	$551	$1,050	$1,149
Peripheral Interventions	205	196	400	384
Cardiovascular	742	747	1,450	1,533

Cardiac Rhythm Management	485	494	970	998
Electrophysiology	37	37	72	74
Rhythm Management	522	531	1,042	1,072

Endoscopy	334	309	647	607
Urology/Women's Health	126	125	245	243
Neuromodulation	111	92	200	175
MedSurg	571	526	1,092	1,025
Net sales allocated to reportable segments	1,835	1,804	3,584	3,630
Sales generated from divested businesses	19	31	55	60
Impact of foreign currency fluctuations	(45)	(7)	(69)	4
	$1,809	$1,828	$3,570	$3,694

Income (loss) before income taxes
Cardiovascular	$194	$195	$364	$386
Rhythm Management	61	77	124	160
MedSurg	183	150	333	283
Operating income allocated to reportable segments	438	422	821	829
Corporate expenses and currency exchange	(77)	(71)	(146)	(155)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, and litigation related charges and credits	(40)	(3,839)	(580)	(3,869)
Amortization expense	(101)	(99)	(204)	(195)
Operating (loss) income	220	(3,587)	(109)	(3,390)
Other expense, net	(68)	(31)	(133)	(105)
Income (loss) before income taxes	$152	$(3,618)	$(242)	$(3,495)

* We have restated prior year detail to conform to current year presentation.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and six months ended June 30, 2013 and June 30, 2012. Amounts in the chart below are presented net of tax.

Three Months Ended June 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(23)	$109	$(41)	$45
Other comprehensive income (loss) before reclassifications	(6)	47	—	41
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	(4)
Net current-period other comprehensive income	(6)	43	—	37
Ending Balance	$(29)	$152	$(41)	$82

Three Months Ended June 30, 2012
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(32)	$(15)	$(32)	$(79)
Other comprehensive income (loss) before reclassifications	(19)	6	—	(13)
Amounts reclassified from accumulated other comprehensive income	—	5	—	5
Net current-period other comprehensive income	(19)	11	—	(8)
Ending Balance	$(51)	$(4)	$(32)	$(87)

Six Months Ended June 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(26)	$34	$(41)	$(33)
Other comprehensive income (loss) before reclassifications	(3)	118	—	115
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	(3)	118	—	115
Ending Balance	$(29)	$152	$(41)	$82

Six Months Ended June 30, 2012
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(58)	$(48)	$(32)	$(138)
Other comprehensive income (loss) before reclassifications	7	28	—	35
Amounts reclassified from accumulated other comprehensive income	—	16	—	16
Net current-period other comprehensive income	7	44	—	51
Ending Balance	$(51)	$(4)	$(32)	$(87)

The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments was an expense of $26 million in the second quarter of 2013, $71 million in the first half of 2013, $7 million in the second quarter of 2012, and $26 million in the first half of 2012. The income tax impact of the amounts reclassified from unrealized gains/losses on derivative financial instruments was a loss of $2 million in the second quarter of 2013, no impact in the first half of 2013, a benefit of $4 million in the second quarter of 2012, and a benefit of $10 million in the first half of 2012. Refer to Note E – Fair Value Measurements for further detail on the reclassifications related to derivatives.

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
Standards to be Implemented
ASC Update No. 2013-11
In July 2013, the FASB issued ASC Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Update No. 2013-11 requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. We are required to adopt Update No. 2013-11 for our first quarter ending March 31, 2014, and early adoption is permitted. Update No. 2013-11 is related to presentation only and its adoption will not impact our results of operations or financial position.

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
Effective as of January 1, 2013, we reorganized our business into fully operationalized global business units. We have three new global reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg. We have restated prior period information for 2012 to conform to the current year presentation of our segments.
Financial Summary
Three Months Ended June 30, 2013
Our net sales for the second quarter of 2013 were $1.809 billion, as compared to net sales of $1.828 billion for the second quarter of 2012, a decrease of $19 million, or one percent. Excluding the impact of changes in foreign currency exchange rates, which had a $38 million negative impact on our second quarter 2013 net sales as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $12 million, our net sales increased $31 million, or two percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net income for the second quarter of 2013 was $130 million, or $0.10 per share. Our reported results for the second quarter of 2013 included an intangible asset impairment charge, acquisition- and divestiture-related net credits, restructuring-related charges, and amortization expense totaling $117 million (after-tax), or $0.08 per share. Excluding these items, net income for the second quarter of 2013 was $247 million, or $0.18 per share.1 Our reported net loss for the second quarter of 2012 was $3.578 billion, or $2.51 per share. Our reported results for the second quarter of 2012 included goodwill and other intangible asset impairment charges, acquisition-related credits, divestiture-, restructuring-, and litigation-related charges and amortization expense totaling $3.817 billion, or $2.68 per share. Excluding these items, net income for the second quarter of 2012 was $239 million, or $0.17 per share.1
1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended June 30, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$152	$(22)	$130	$0.10
Non-GAAP adjustments:
Intangible asset impairment charges	53	(8)	45	0.03
Acquisition-related charges (credits)	(12)	(2)	(14)	(0.01)
Divestiture-related charges (credits)	(32)	9	(23)	(0.02)
Restructuring and restructuring-related net charges	31	(8)	23	0.02
Amortization expense	101	(15)	86	0.06
Adjusted net income	$293	$(46)	$247	$0.18

	Three Months Ended June 30, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(3,618)	$40	$(3,578)	$(2.51)
Non-GAAP adjustments:
Goodwill impairment charge	3,602	(23)	3,579	2.50	*
Intangible asset impairment charge	129	(19)	110	0.08	*
Acquisition-related charges (credits)	(34)	13	(21)	(0.01)	*
Divestiture-related charges (credits)	1	—	1	0.00	*
Restructuring and restructuring-related net charges	33	(9)	24	0.02	*
Litigation-related charges	69	(29)	40	0.03	*
Amortization expense	99	(15)	84	0.06	*
Adjusted net income	$281	$(42)	$239	$0.17
* Assumes dilution of 5.8 million shares for the three months ended June 30, 2012 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $396 million in the second quarter of 2013, as compared to $407 million in the second quarter of 2012. Our cash generated from operations continued to be a significant source of available funds for investing in our growth and buying back shares of our common stock pursuant to our share repurchase programs. During the second quarter of 2013, we used approximately $100 million of cash generated from operations to repurchase approximately 13 million shares of our common stock. As of June 30, 2013, we had total debt of $4.252 billion, cash and cash equivalents of $530 million and working capital of $1.021 billion. Refer to Liquidity and Capital Resources for further discussion.

Six Months Ended June 30, 2013
Our net sales for the first half of 2013 were $3.570 billion, as compared to net sales of $3.694 billion for the first half of 2012, a decrease of $124 million, or three percent. Excluding the impact of changes in foreign currency exchange rates, which had a $73 million negative impact on our net sales for the six months ended June 30, 2013 as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $5 million, our net sales decreased $46 million, or one percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net loss for the first half of 2013 was $224 million, or $0.17 per share, driven primarily by a goodwill impairment charge related to our global Cardiac Rhythm Management (CRM) business unit recorded in conjunction with interim goodwill impairment testing required following the change in composition of our segments and reporting units in the first quarter of 2013. Refer to Quarterly Results and Critical Accounting Policies and Estimates for a discussion of our goodwill valuation and this impairment charge. Our reported net loss for the first half of 2013 included goodwill and other intangible asset impairment charges, acquisition-, and divestiture-related credits, restructuring-, and litigation-related charges and amortization expense totaling $695 million (after-tax), or $0.52 per share. Excluding these items, net income for the first half of 2013 was $471 million, or $0.35 per share.1 Our reported net loss for the first half of 2012 was $3.465 billion, or $2.42 per share. Our reported results for the first half of 2012 included goodwill and other intangible asset impairment charges, acquisition-related credits, divestiture-, restructuring-, and litigation-related charges and amortization expense totaling $3.924 billion, or $2.74 per share. Excluding these items, net income for the first half of 2012 was $459 million, or $0.32 per share.1 The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Six Months Ended June 30, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(242)	$18	$(224)	$(0.17)
Non-GAAP adjustments:
Goodwill impairment charge	423	(2)	421	0.31	*
Intangible asset impairment charges	53	(8)	45	0.03	*
Acquisition-related charges (credits)	(35)	(1)	(36)	(0.03)	*
Divestiture-related charges (credits)	(37)	11	(26)	(0.02)	*
Restructuring and restructuring-related net charges	46	(12)	34	0.03	*
Litigation-related charges	130	(48)	82	0.06	*
Amortization expense	204	(29)	175	0.14	*
Adjusted net income	$542	$(71)	$471	$0.35
* Assumes dilution of 14.0 million shares for the six months ended June 30, 2013 for all or a portion of these non-GAAP adjustments.

	Six Months Ended June 30, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(3,495)	$30	$(3,465)	$(2.42)
Non-GAAP adjustments:
Goodwill impairment charge	3,602	(23)	3,579	2.49	**
Intangible asset impairment charge	129	(19)	110	0.08	**
Acquisition-related charges (credits)	(21)	11	(10)	(0.01)	**
Divestiture-related charges (credits)	2	—	2	0.00	**
Restructuring and restructuring-related net charges	50	(13)	37	0.03	**
Litigation-related charges	69	(29)	40	0.03	**
Amortization expense	195	(29)	166	0.12	**
Adjusted net income	$531	$(72)	$459	$0.32
** Assumes dilution of 7.3 million shares for the six months ended June 30, 2012 for all or a portion of these non-GAAP adjustments.

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

Cash provided by operating activities was $559 million in the first half of 2013, as compared to $619 million in the first half of 2012. During the first half of 2013, we used approximately $200 million of cash generated from operations to repurchase approximately 26 million shares of our common stock.

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

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2013	2012
Interventional Cardiology	$520	$549	(5)%	(3)%
Peripheral Interventions	199	196	2%	5%
Cardiovascular	719	745	(4)%	(1)%

Cardiac Rhythm Management	475	488	(3)%	(2)%
Electrophysiology	36	37	(3)%	(2)%
Rhythm Management	511	525	(3)%	(2)%

Endoscopy	325	311	5%	8%
Urology/Women’s Health	124	126	(1)%	1%
Neuromodulation	111	91	21%	21%
MedSurg	560	528	6%	9%

Subtotal Core Businesses	1,790	1,798	0%	2%
Divested Businesses	19	30	(36)%	(38)%
Worldwide	$1,809	$1,828	(1)%	1%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2013	2012
Interventional Cardiology	$1,025	$1,153	(11)%	(9)%
Peripheral Interventions	390	386	1%	4%
Cardiovascular	1,415	1,539	(8)%	(5)%

Cardiac Rhythm Management	953	989	(4)%	(3)%
Electrophysiology	71	74	(5)%	(4)%
Rhythm Management	1,024	1,063	(4)%	(3)%

Endoscopy	634	612	4%	6%
Urology/Women’s Health	242	246	(2)%	0%
Neuromodulation	200	175	14%	14%
MedSurg	1,076	1,033	4%	6%

Subtotal Core Businesses	3,515	3,635	(3)%	(1)%
Divested Businesses	55	59	(7)%	(7)%
Worldwide	$3,570	$3,694	(3)%	(3)%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely

Cardiovascular
Interventional Cardiology
Our Interventional Cardiology division develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as intravascular ultrasound (IVUS) imaging systems.
During the fourth quarter of 2012, we received CE Mark approval for our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating and commenced a limited commercial launch. The SYNERGY Stent System is unique in that its polymer is gone shortly after drug elution is complete at three months. This innovation has the potential to improve post-implant vessel healing and eliminate long-term polymer exposure, a possible cause of late adverse events. We are currently enrolling patients in the EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY Stent System and support U.S. Food and Drug Administration (FDA) and Japanese regulatory approvals for this technology. In the first quarter of 2013, we received CE Mark approval and launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Europe and other select geographies. The Promus PREMIER Stent System is designed to provide physicians improved drug-eluting stent (DES) performance in treating patients with coronary artery disease.  We expect to launch the Promus PREMIER Stent System in the U.S. in the fourth quarter of 2013 following FDA approval.
Our worldwide net sales of Interventional Cardiology products were $520 million in the second quarter of 2013, or approximately 29 percent of our consolidated net sales in the second quarter of 2013. Our worldwide net sales of Interventional Cardiology products decreased $29 million, or five percent, in the second quarter of 2013, as compared to 2012. Excluding the impact of changes in foreign currency exchange rates, which had a $15 million negative impact on our Interventional Cardiology net sales in the second quarter of 2013, as compared to the same period in the prior year, net sales of these products decreased $14 million, or three percent. This decrease was primarily due to lower coronary stent system sales, as a result of lower DES market share following competitive product launches during 2012 and average selling price declines, partially offset by higher sales of our non-stent Interventional Cardiology products.

Our coronary stent system sales represent a significant portion of our Interventional Cardiology net sales. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2013			June 30, 2012
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$117	$170	$287	$140	$178	$318
Bare-metal	5	12	17	6	16	22
	$122	$182	$304	$146	$194	$340
Our worldwide net sales of coronary stent systems decreased $36 million, or 11 percent, in the second quarter of 2013, as compared to 2012. Excluding the impact of changes in foreign currency exchange rates, which had a $9 million negative impact on our coronary stent system net sales in the second quarter of 2013, as compared to the same period in the prior year, net sales of these products decreased $27 million, or eight percent. This decrease was primarily related to lower market share due to competitive launches in 2012, average selling price declines following competitive product launches during 2012, partially offset by higher sales of our non-stent Interventional Cardiology products. We believe that our U.S. DES share was stable during the second quarter of 2013 as compared to the first quarter of 2013.
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

•
the impact and outcomes of on-going and future clinical trials involving our or our competitors’ products, including those trials sponsored by our competitors or other third parties, or perceived product performance of our or our competitors’ products;

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
In March 2011, we completed the acquisition of Atritech, Inc. (Atritech). Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is marketed in CE Mark countries. In the U.S., we completed the PREVAIL trial to evaluate the safety and efficacy of the WATCHMAN® device in patients with nonvalvular atrial fibrillation versus long-term warfarin therapy, and during the second quarter of 2013, we submitted the final clinical module to the FDA and expect FDA approval and launch in the first half of 2014. We are leveraging expertise from both our Electrophysiology and Interventional Cardiology businesses in the commercialization of the WATCHMAN® device.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $199 million in the second quarter of 2013, as compared to $196 million in the second quarter of 2012, an increase of $3 million. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $9 million, or five percent, in the second quarter of 2013, as compared to the second quarter of 2012. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise as the result of new product launches in stents and balloons, as well as the launch of the Vessix renal denervation system in Europe.
During the fourth quarter of 2012, we completed the acquisition of Vessix Vascular, Inc. (Vessix), a developer of catheter-based renal denervation systems for the treatment of uncontrolled hypertension. Through the acquisition of Vessix, we added a second generation, highly differentiated technology to our hypertension strategy. During the second quarter of 2013, we launched this technology in Europe, and we expect to commence our U.S. IDE clinical trial in early 2014.
Rhythm Management
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $475 million in the second quarter of 2013, represented approximately 26 percent of our consolidated net sales for the second quarter of 2013. Our worldwide CRM net sales decreased $13 million, or three percent, in the second quarter of 2013, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a $4 million negative impact on our second quarter 2013 CRM net sales as compared to the same period in the prior year, our CRM net sales decreased $9 million, or two percent.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2013			June 30, 2012
	U.S.	International	Total	U.S.	International	Total
ICD systems	$213	$129	$342	$220	$135	$355
Pacemaker systems	69	64	133	64	69	133
CRM products	$282	$193	$475	$284	$204	$488

The reduction in our worldwide CRM net sales during the second quarter of 2013 as compared to the second quarter of 2012 was principally the result of declines in our ICD system sales primarily due to the impact of average selling price pressures driven by governmental, competitive and other pricing pressures. Our pacemaker system net sales were flat during the second quarter of 2013, as compared to the second quarter of 2012, but increased slightly excluding the impact of changes in foreign currency exchange rates, due to the continued strong performance of our INGENIO family of pacemaker systems.
During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has received CE Mark and FDA approval. We continued to make progress in our efforts to enhance the S-ICD supply chain following early FDA approval in the third quarter of 2012. Despite these efforts, we have been supply constrained since early March 2013 and are only able to provide a very limited supply of S-ICD systems. We are managing this supply shortage with our customers and we continue to work diligently to expand our production capacity. We expect that these efforts will allow us to resume our controlled launch of the S-ICD system in the third quarter of 2013.
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
Electrophysiology
Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Worldwide net sales of our Electrophysiology products were $36 million in the second quarter of 2013 as compared to $37 million in the second quarter of 2012, a decline of $1 million. Changes in foreign currency exchange rates did not materially affect our Electrophysiology net sales in the second quarter of 2013, as compared to the same period in the prior year.
During the fourth quarter of 2012, we completed the acquisition of Rhythmia Medical, Inc. (Rhythmia), a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We received CE Mark approval for the Rhythmia technology during the second quarter of 2013 and received FDA approval during July of 2013. We believe that this acquisition, as well as our other expected product launches, will help to position us to competitively participate in the fast-growing Electrophysiology market.
In June 2013, we entered into a definitive agreement to acquire Bard EP, the electrophysiology business of C.R. Bard Inc., which generated $111 million of sales in 2012. We believe that this transaction brings a strong Bard commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems. We expect this transaction will allow us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to the acquisition.

MedSurg
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $325 million for the second quarter in 2013, as compared to $311 million in the second quarter of 2012, an increase of $14 million, or five percent. Our Endoscopy net sales increased $25 million, or eight percent, in the second quarter of 2013, as compared to the second quarter of 2012 excluding the impact of changes in foreign currency exchange rates, which had a $11 million negative impact on our Endoscopy net sales in the second quarter of 2013, as compared to the same period in the prior year. Our Endoscopy sales performance was primarily the result of growth across several of our key product franchises, including our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding; our biliary device franchise driven by our TrueTome biliary access device and our Expect™ Endoscopic Ultrasound Aspiration Needle; our metal stent franchise driven by our WallFlex® product family; and improved adoption of the Alair® Bronchial Thermoplasty system.
During the fourth quarter of 2010, we completed our acquisition of Asthmatx, Inc. (Asthmatx) and currently design, manufacture and market a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair System, developed by Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA. Beginning January 1, 2013, the American Medical Association (AMA) Current Procedural Terminology (CPT) editorial panel assigned category I CPT codes specifically for bronchial thermoplasty. The Category I CPT procedure codes are recognized by all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. We believe these codes will provide greater access to treatment for patients with poorly controlled severe asthma, help facilitate claims processing and help private payers' approve coverage for this form of treatment. We expect five-year safety and efficacy data to be published in the third quarter of 2013 and continue to focus on driving commercialization and increased awareness of the Alair® System. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $124 million in the second quarter of 2013, as compared to $126 million in the second quarter of 2012, a decrease of approximately $2 million, or one percent. Excluding the impact of changes in foreign currency exchange rates, our worldwide Urology/Women's Health net sales increased $1 million in the second quarter of 2013, as compared to the second quarter of 2012.

During the second quarter of 2013, net sales growth in our Urology business was flat compared to declines in our Women's Health revenues of approximately six percent.  The sales decline in our Women's Health business was primarily due to continued pressures on elective procedures in the U.S. and lower U.S. sales levels following the FDA release of a Public Health Notice update in July 2011 regarding complications related to the use of urogynecologic surgical mesh for pelvic organ prolapse.  We believe that our Urology/Women's Health business has the opportunity for growth as a result of our recent product launches in the U.S. and our continued expansion of the global footprint of this business.
Neuromodulation
Our Neuromodulation business offers the Precision® and Precision Spectra™ Spinal Cord Stimulation (SCS) systems, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $111 million in the second quarter of 2013, as compared to $91 million in the second quarter of 2012, an increase of $20 million, or 21 percent. Foreign currency fluctuations did not significantly impact our Neuromodulation net sales in the second quarter of 2013, as compared to the same period in the prior year. The sales growth was primarily driven by net sales of our Precision Spectra System. We received CE Mark approval for the Precision Spectra System during the fourth quarter of 2012 and we received FDA approval and commenced our U.S. commercial launch of the device during the first quarter of 2013. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain.
During the third quarter of 2012, we received CE Mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease in Europe, and we began our U.S. pivotal trial for the treatment of Parkinson's disease during the second quarter of 2013. We believe we have an exciting opportunity in DBS with our ability to customize the field designed to precisely stimulate the target without extraneous stimulation of adjacent areas that may cause unwanted side effects.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2012 Annual Report filed on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence. In particular, we are focusing our efforts and increasing our investment in certain countries whose economies and healthcare sectors are growing rapidly, as well as others, in order to maximize opportunities in those countries. As a result of these efforts, in the second quarter of 2013, we increased net sales in Brazil, Russia, India and China by approximately 29% over the same period in the prior year on an as reported basis and continued investments in infrastructure in those countries.
Gross Profit
Our gross profit was $1.279 billion for the second quarter of 2013, $1.250 billion for the second quarter of 2012, $2.462 billion for the first half of 2013, and $2.485 billion for the first half of 2012. As a percentage of net sales, our gross profit increased to 70.7 percent in the second quarter of 2013, as compared to 68.4 percent in the second quarter of 2012 and was 69.0 percent for the first half of 2013, as compared to 67.3 percent for the first half of 2012. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2012	68.4%	67.3%
Manufacturing cost reductions	1.5	1.9
PROMUS® supply true-up	0.9	0.4
Sales from divested businesses	0.5	0.1
All other	0.2	0.3
Sales pricing	(0.8)	(1.0)
Gross profit margin - period ended June 30, 2013	70.7%	69.0%
The primary factors contributing to the increase in our gross profit margin during the second quarter of 2013, as compared to the same period in 2012, were the positive impact of cost reductions as a result of our restructuring and other process improvement programs. In addition, during the second quarter of 2013, we recorded a credit to cost of products sold related to the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. We do not anticipate future adjustments related to this supply arrangement. Our gross profit margin was also positively impacted due to lower sales related to our divested businesses, as these sales are at significantly lower gross profit margins. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products.
The increase in our gross profit margin for the first half of 2013, as compared to the first half of 2012, primarily resulted from cost reductions from our restructuring and other process improvement programs, and the positive impact of the retroactive pricing adjustment related to the PROMUS® supply true-up. Partially offsetting these factors was the impact of pricing related primarily to sales of our drug-eluting stent and CRM products.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	661	36.5%	648	35.4%	1,292	36.2%	1,306	35.4%
Research and development expenses	223	12.3%	213	11.7%	427	12.0%	428	11.6%
Royalty expense	47	2.6%	48	2.6%	87	2.4%	96	2.6%

Selling, General and Administrative (SG&A) Expenses
In the second quarter of 2013, our SG&A expenses increased $13 million, or two percent, as compared to the second quarter of 2012, and were approximately 110 basis points higher as a percentage of net sales. This increase was driven primarily by our increased investment related to acquisitions and our expansion efforts in emerging markets, as well as $18 million of expense associated with the new excise tax on U.S. sales of Class I, II and III medical devices that went into effect January 1, 2013. Partially offsetting these increases were declines in spending as a result of our restructuring and other cost reduction initiatives and the impact of changes in foreign currency exchange rates.
In the first half of 2013, our SG&A expenses decreased $14 million, or one percent, as compared to the first half of 2012 and were 80 basis points higher as a percentage of net sales. The decrease in SG&A expenses was driven primarily by declines in spending as a result of our restructuring and other cost reduction initiatives, and the impact of changes in foreign currency exchange rates. These decreases in SG&A were partially offset by increased investment related to acquisitions and our expansion efforts in emerging markets, as well as $35 million of expense associated with the new excise tax on U.S. sales of Class I, II and III medical devices that went into effect January 1, 2013.
Research and Development (R&D) Expenses
In the second quarter of 2013, our R&D expenses increased $10 million, or five percent, as compared to the second quarter of 2012, and were 60 basis points higher as a percentage of net sales. The increase was due primarily to R&D funding for our acquisitions. Partially offsetting these increases was our continued focus on cost reduction initiatives associated with our restructuring programs and the benefits from our strategy to transform our research and development efforts to be more effective and cost efficient. In the first half of 2013, our R&D expenses remained consistent with the first half of 2012. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the second quarter of 2013, our royalty expense remained consistent with the second quarter of 2012. In the first half of 2013, our royalty expense decreased $9 million, or nine percent, as compared to the first half of 2012, and was slightly lower as a percentage of net sales. This decrease relates primarily to lower sales of our royalty-bearing products within our Interventional Cardiology business.
Amortization Expense
Our amortization expense was $101 million in the second quarter of 2013, as compared to $99 million in the second quarter of 2012 and $204 million in the first half of 2013, as compared to $195 million in the first half of 2012. This increase was due primarily to amortizable intangible assets acquired during 2012. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charge
2013 Charge
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis, we conducted the first step of the goodwill impairment test for all new global reporting units as of January 1, 2013. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The fair value of each new global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. The global CRM reporting unit carrying value exceeded its fair value primarily due to the carrying value of its amortizable intangible assets. The carrying value of amortizable intangible assets allocated to the global CRM reporting unit was $4.636 billion as of January 1, 2013. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (Topic 350), we tested the global CRM amortizable intangible assets for impairment in conjunction with the interim goodwill impairment test of our global CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired.

The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded a non-cash goodwill impairment charge of $423 million to write-down the goodwill to its implied fair value as of January 1, 2013. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. We finalized the second step of the global CRM goodwill impairment test during the second quarter of 2013 and determined that no adjustments to the charge were required. After recording the impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013.

The goodwill impairment charge taken during the first quarter of 2013 was determined on a global CRM basis pursuant to our new organizational structure. We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the global CRM reporting unit. We completed a DCF model associated with our new global CRM business, including the amount and timing of future expected cash flows, tax attributes, the terminal value growth rate of approximately two percent and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) of approximately 12 percent.
In the second quarter of 2013, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value except CRM, for which no goodwill remains. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. We continue to identify our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 16 percent and held $1.356 billion of allocated goodwill as of June 30, 2013. In addition, future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.510 billion globally as of June 30, 2013) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.510 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
2012 Charge
During the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our former EMEA reporting unit was impaired and recorded a charge of $3.602 billion ($3.579 billion after-tax). As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test, we concluded that the revenue growth rates projected for the EMEA reporting unit were slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of on-going economic uncertainty in Europe. While we do expect revenue growth in our EMEA business, our expectations for future growth and profitability were lower than our previous estimates and reflect declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units. For further information, refer to Note D - Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of our 2012 Annual Report filed on Form 10-K.
Refer to Critical Accounting Policies and Estimates for a discussion of key assumptions used in our testing and future events that could have a negative impact on the recoverability of our goodwill and amortizable intangible assets. Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Intangible Asset Impairment Charges

During the second quarters of 2013 and 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analyses, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million in the second quarter of 2013 and $129 million in the second quarter of 2012 to write-down the balance of these intangible assets to their fair value in each respective period.  We continue to believe that the technology associated with our acquisition of Sadra represents a significant future opportunity for us in the structural heart market. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects. Intangible impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

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
We recorded net benefits related to the change in fair value of our contingent consideration liabilities of $18 million and $41 million in the second quarter and first half of 2013, respectively, and net expense of $1 million and $11 million during the second quarter and first half of 2012. Contingent consideration expense is excluded by management for purposes of evaluating performance.
Restructuring Charges and Restructuring-related Activities
2011 Restructuring plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing stockholder value. Key activities under the 2011 Restructuring plan include standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we are expanding our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action is intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we are undertaking efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 Restructuring plan (the Expansion). The Expansion is intended to further strengthen our operational effectiveness and efficiencies and support new investments. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, are expected to be substantially complete by the end of 2013. We expect that the execution of the 2011 Restructuring plan, including the Expansion, will reduce gross annual pre-tax operating expenses by approximately $340 million to $375 million exiting 2013. We expect a substantial portion of these savings to be reinvested in targeted areas for future growth, including strategic growth initiatives and emerging markets.
We estimate that the 2011 Restructuring plan, including the Expansion, will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we have made payments of $198 million, which were partially offset by proceeds of $53 million on facility and fixed asset sales, as of June 30, 2013. As of June 30, 2013, we have recorded costs of $234 million since the inception of the 2011 Restructuring plan, including the Expansion, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our unaudited condensed consolidated statements of operations.

In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $26 million and $36 million in the second quarter and first half of 2013, respectively, and $28 million and $39 million during the second quarter and first half of 2012. During the first half of 2013, our restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $5 million in the second quarter of 2013 and $10 million during the first half of 2013, and $5 million in the second quarter of 2012 and $11 million during the first half of 2012. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $71 million, associated with our restructuring initiatives during the first half of 2013, which were partially offset by $53 million of cash proceeds on facility and fixed asset sales.
See Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related net charges
We recorded no net litigation-related charges in the second quarter of 2013 and $130 million in the first half of 2013, and $69 million for the second quarter and first half of 2012, which consisted of a charge of $85 million, partially offset by credits of $16 million, recorded in the second quarter of 2012. Significant litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. During the second quarter of 2013, we recorded total gains related to this divestiture of $34 million, and we recorded gains of $40 million during the first half of 2013. During the second quarter of 2013, we received an additional $30 million of consideration related to this divestiture, and we expect to receive an additional $10 million, contingent upon the transfer or separation of certain manufacturing facilities, during the third quarter of 2013. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense was $65 million in the second quarter of 2013 and $130 million in the first half of 2013, as compared to $64 million in the second quarter of 2012 and $132 million in the first half of 2012. Our average borrowing rate was 5.7 percent in the second quarter of 2013 and 5.7 percent in the first half of 2013, as compared to 5.4 percent in the second quarter of 2012 and 5.6 percent in the first half of 2012. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.
Other, net
Our other, net reflects expense of $3 million in the second quarter of 2013, income of $33 million in the second quarter of 2012, expense of $3 million in the first half of 2013, and income of $27 million in the first half of 2012. The following are the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2013	2012	2013	2012
Interest income	$3	$1	$5	$2
Foreign currency losses	—	(7)	(2)	(10)
Net gains (losses) on investments	(3)	39	(3)	36
Other income (expense), net	(3)	—	(3)	(1)
	$(3)	$33	$(3)	$27

During the second quarter of 2012, we recognized gains of $39 million associated with the acquisition of Cameron in June 2012, related to previously-held investments.
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended June 30,
	2013	2012
Reported tax rate	14.3%	1.1%
Impact of certain receipts/charges*	0.4%	13.4%
	14.7%	14.5%

	Six Months Ended June 30,
	2013	2012
Reported tax rate	7.6%	0.9%
Impact of certain receipts/charges*	6.5%	13.8%
	14.1%	14.7%
*These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the second quarter and first half of 2013, as compared to the same periods in 2012, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate and the impact of certain discrete tax items. In the first half of 2013, the receipts and charges included goodwill and intangible asset impairment charges; acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. The reported tax rate in the second quarter of 2013 was also impacted due to uncertain tax positions related to audit findings, while the first half of 2013 was favorably affected by discrete tax items that primarily related to the reinstatement of tax legislation that has been retroactively applied, offset in part by the resolution of uncertain tax positions related to audit settlements and findings. In the first half of 2012, the receipts and charges included goodwill and intangible asset impairment charges; divestiture-, litigation and restructuring-related net charges; and acquisition-related credits. Our reported tax rate in the first half of 2012 was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from a favorable court ruling.
We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation (Guidant) for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years (Notices). Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories (Abbott) pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.
We believe we have meritorious defenses for our tax filings and we have filed petitions with the U.S. Tax Court contesting the Notices for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. With the exception of our reorganization from regions to global business units effective January 1, 2013 and its impact to our goodwill and intangible asset valuation, there were no material changes in the six months ended June 30, 2013 to the application of critical accounting policies and estimates as described in our 2012 Annual Report filed on Form 10-K for the year ended December 31, 2012.

Valuation of Intangible Assets

Certain of our amortizable intangible assets that relate to our CRM business ($4.510 billion globally of June 30, 2013) are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. Key assumptions we have made in determining the recoverability of these assets include how we grouped our assets for purposes of measuring cash flows, the estimated life of those cash flows and our expectations for the amount of cash flows generated by these assets over their remaining useful life.

For purposes of testing the CRM-related amortizable intangible assets, we grouped the intangible assets with the other assets and liabilities of the global CRM reporting unit, as a result of having identified the CRM reporting unit as the lowest level of identifiable cash flows because our CRM core technology, which is the primary asset within the CRM asset group, is utilized by all CRM revenue-generating products. As a result, we include cash flows generated by our CRM products in our recoverability analysis through the core technology useful life, which is estimated to end in 2031. We determined the useful life of the core technology based on our expectation of the period during which the technology is expected to contribute to the cash flows of our business. Our core technology represents know-how, patented and unpatented technology, testing methodologies and hardware that is integral to our current and future CRM product generations. This core technology includes battery and capacitor technology, lead technology, software algorithms and interfacing for shocking and pacing used in each therapy franchise.

The recoverability of our CRM-related amortizable intangible assets is sensitive to future cash flow assumptions and our global CRM business performance. The amount of future cash flows within our recoverability analysis include our future projections of revenue, expenses and capital expenditures, which are based on our most recent operational budgets, long range strategic plans and other estimates. These future cash flow assumptions consider the significant investments we have made to renew the CRM reporting unit's product portfolio within its existing core franchises and to develop what we believe to be unique innovative solutions that utilize our core technology; the increased impact to the CRM reporting unit of our emerging markets; and demographic trends toward an aging population. Further, while our CRM revenue has declined over the last three years as a result of factors specific to our CRM business and contraction in the overall CRM market, we believe our CRM revenue will return to low growth over the remaining useful life of our CRM amortizing intangible assets. Events specific to our CRM business included the 2010 product ship hold actions and resulting market share losses, and lower replacement volumes due to historical product recalls. We believe that the contraction in the CRM market was primarily due to lower procedural volumes principally due to a focus on appropriate device usage and increased pressure on selling prices; however, we believe that there has been a recent trend toward stabilization in procedural volumes across the market.

We continue to perform thorough reviews of the CRM market and our recent business results within the market, and consider the impacts on future expectations of performance to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.
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
For our 2013 and our 2012 goodwill impairment testing, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given differences in our reporting units' mix of currently marketed products, market shares, future product launch cadence, and expected profitability levels that render the market comparisons less relevant for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
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

As of June 30, 2013, we continue to identify our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 16 percent and held $1.356 billion of allocated goodwill. In addition, future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within the global CRM reporting unit or other reporting units.
On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 80 basis points or a 200 basis point decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for the global Neuromodulation reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.
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

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market, and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses;

•	increases in our market-participant risk-adjusted WACC; and

•	declines in revenue as a result of loss of key members of our sales force or other key personnel.
Negative changes in one or more of these factors, among others, could result in additional impairment charges.

Liquidity and Capital Resources
As of June 30, 2013, we had $530 million of cash and cash equivalents on hand, comprised of $102 million invested in money market and government funds, $272 million invested in short-term time deposits, and $156 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection.  We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and $300 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(in millions)	2013	2012
Cash provided by operating activities	$559	$619
Cash used for investing activities	(39)	(253)
Cash used for financing activities	(196)	(263)
Operating Activities
During the first half of 2013, we generated $559 million from operating activities, as compared to $619 million generated during the first half of 2012, a decrease of $60 million. This decrease was primarily driven by increases in our working capital, partially offset by a litigation-related cash receipt.
Investing Activities

During the first half of 2013, cash used for investing activities included $15 million of payments to acquire certain technologies and privately-held securities. Cash used for investing activities also included purchases of property, plant and equipment of $104 million that were partially offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in March 2013. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, our cash flow from investing activities included $30 million of proceeds related to the 2011 sale of our Neurovascular business to Stryker Corporation. During the first half of 2012, cash used for investing activities was comprised primarily of the acquisition of Cameron and purchases of property, plants and equipment.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2012 Annual Report filed on Form 10-K. During the first half of 2013, we repurchased 26 million shares of our common stock for approximately $200 million, pursuant to our authorized repurchase programs. During the first half of 2012, we repurchased 41 million shares of our common stock for approximately $250 million.

Debt

We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. We had total debt of $4.252 billion as of June 30, 2013 and $4.256 billion as of December 31, 2012. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2013 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes	$—	$600	$1,250	$600	$250	$1,500	$4,200
	$—	$600	$1,250	$600	$250	$1,500	$4,200

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to terminated interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility
We maintain a $2.0 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of June 30, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of June 30, 2013). There were no amounts borrowed under our revolving credit facility as of June 30, 2013 or December 31, 2012.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of June 30, 2013
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2013, we had $312 million of the restructuring exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any net excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of June 30, 2013, we had approximately $2.290 billion of the combined legal and debt exclusion remaining. As of and through June 30, 2013, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Term Loan
In August 2013, we entered into a new $400 million, unsecured term loan facility. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a 5-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, which are consistent with the corresponding covenants in our existing revolving credit facility.
We intend to use the net proceeds from this facility to redeem a portion of our 5.45% notes due June 15, 2014, of which $600 million aggregate principal amount is outstanding, and to pay related fees, expenses and premiums.
Senior Notes
We had senior notes outstanding in the amount of $4.200 billion as of June 30, 2013 and December 31, 2012.
Other Arrangements
We also maintain a credit and security facility secured by our U.S. trade receivables. In June 2013, we extended the maturity of this facility through June 2015, subject to further extension, reduced the size of the facility from $350 million to $300 million and added a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times, our actual leverage ratio as of June 30, 2013 is 2.4 times. We had no borrowings outstanding under this facility as of June 30, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $296 million as of June 30, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $189 million of receivables as of June 30, 2013 at an average interest rate of 3.5 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we will continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of June 30, 2013, our net receivables in these countries greater than 180 days past due totaled $66 million, of which $18 million were past due greater than 365 days. In addition, we are currently pursuing alternative factoring providers and financing arrangements to mitigate our credit exposure to receivables in this region.
In addition, we have uncommitted credit facilities with a Japanese bank that provide for borrowings, promissory notes discounting, and receivables factoring of up to 21.0 billion Japanese yen (converted to approximately $212 million as of June 30, 2013). We de-recognized $158 million of notes receivables as of June 30, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivables as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
Equity
During the first half of 2013 and 2012, we received $19 million and $9 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. We repurchased 26 million shares of our common stock during the first half of 2013 for approximately $200 million, pursuant to our authorized repurchase programs discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2012 Annual Report filed on Form 10-K. As of June 30, 2013, we had $960 million remaining authorization under our 2013 share repurchase program and no remaining shares authorized under our previous share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $50 million for the first half of 2013 and $57 million for the first half of 2012.

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
Our accrual for legal matters that are probable and estimable was $625 million as of June 30, 2013 and $491 million as of December 31, 2012, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
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
Standards to be Implemented
ASC Update No. 2013-11
In July 2013, the FASB issued ASC Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Update No. 2013-11 requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. We are required to adopt Update No. 2013-11 for our first quarter ending March 31, 2014, and early adoption is permitted. Update No. 2013-11 is related to presentation only and its adoption will not impact our results of operations or financial position.

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

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in this Quarterly Report on Form 10-Q.

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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and six months ended June 30, 2013 and 2012, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - This amount represent (a) a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013; (b) non-cash write-downs of certain intangible asset balances in the second quarter of 2013; (c) a non-cash write-down of our goodwill balance attributable to our Europe, Middle East and Africa (EMEA) reporting unit in the second quarter of 2012; and (d) a non-cash write-down of certain intangible asset balances in the second quarter of 2012. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, this charge is excluded from management's assessment of operating performance and is also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

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

•
Restructuring and restructuring-related costs (credits) - These adjustments represent primarily severance and other direct costs associated with our 2011 Restructuring plan. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Amortization expense - Amortization expense is a non-cash expense and does not impact our liquidity or compliance with the covenants included in our credit facility agreement. Management removes the impact of amortization from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for measuring our ability to generate cash and invest in our growth. Therefore, amortization expense is excluded from management's assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance, particularly in terms of liquidity.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Quarterly Report on Form 10-Q and information incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business strategy and related financial returns; our growth initiatives, including our emerging markets strategy and investments; acquisitions and related payments, and the integration and impact of acquired businesses and technologies; finalizing the separation of our Neurovascular business; the timing and impact of our restructuring and plant network optimization initiatives, including expected costs and cost savings; our cash flow and use thereof; our outstanding accounts receivable in Europe; changes in the market and our market share for our businesses; procedural volumes and pricing pressures; competitive pressures facing our businesses; clinical trials, including timing and results; our product portfolio; product development and iterations; new and existing product launches, including their timing and acceptance, and their impact on the market, our market share and our business; competitive product launches; product performance and our ability to gain a competitive advantage; the strength of our technologies and pipeline; regulatory approvals, including their timing; our regulatory and quality compliance; expected research and development efforts and the allocation of research and development expenditures; our sales and marketing strategy; reimbursement practices; our ability to meet customer demand; goodwill and other intangible asset impairment analysis and charges; the effect of new accounting pronouncements on our financial results; the impact of healthcare reform legislation and new and proposed tax laws; the outcome and timing of transfer pricing and transactional-related matters pending before taxing authorities; our tax position and income tax reserves; the outcome and impact of intellectual property, qui tam actions, governmental investigations and proceedings and litigation matters; adequacy of our reserves; the drivers and impact of our investment ratings; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants contained in our credit facilities. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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

•
The impact of increased scrutiny of and heightened global regulatory enforcement facing global businesses, including in the medical device industry, arising from political and regulatory changes, economic pressures or otherwise, including U.S. Anti-Kickback Statute, U.S. False Claims Act (FCA) and similar laws in other jurisdictions; U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions; and U.S. and foreign export control, trade embargo and custom laws;

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

•
Risks associated with international operations and investments, including political and economic conditions, protection of our intellectual property, compliance with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and similar laws in other jurisdictions and U.S. and foreign export control, trade embargo and custom laws, as well as changes in reimbursement practices and policies;

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2011 Restructuring plan as expanded and as a result of our 2010 Restructuring plan and Plant Network Optimization program, as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.021 billion as of June 30, 2013 and $4.411 billion as of December 31, 2012. We recorded $267 million of other assets and $24 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2013, as compared to $121 million of other assets and $57 million of other liabilities as of December 31, 2012. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $252 million as of June 30, 2013 and $270 million as of December 31, 2012. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $309 million as of June 30, 2013 and by $319 million as of December 31, 2012. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative contracts outstanding as of June 30, 2013 and December 31, 2012. As of June 30, 2013, we had $4.252 billion of outstanding debt obligations, of which approximately 100% was at fixed interest rates.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following our reorganization from geographic regions to global business units and our reallocation of goodwill on a relative fair value basis, we conducted the first step of the goodwill impairment test for all new global reporting units as of January 1, 2013, and compared the carrying value of the reporting units to the fair value of these units. The fair value of each new global reporting unit exceeded its carrying value, with the exception of the global Cardiac Rhythm Management (CRM) reporting unit. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded a non-cash goodwill impairment charge of $423 million to write-down the goodwill to its implied fair value as of January 1, 2013. After recording the impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013. We finalized the second step of the global CRM goodwill impairment test during the second quarter of 2013, in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and there were no adjustments to the charge upon finalization. In the second quarter of 2013, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value except CRM, for which no goodwill remains. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. In the second quarter of 2012, as a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our 2012 annual goodwill impairment test we recorded a non-cash $3.602 billion ($3.579 billion after tax) impairment charge of the goodwill within our former Europe, Middle East and Africa (EMEA) reporting unit. Further, in the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our former U.S. CRM reporting unit.

We continue to identify our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 16 percent and held $1.356 billion of allocated goodwill as of June 30, 2013. Additionally, the recoverability of our CRM-related amortizable intangibles is sensitive to future cash flow assumptions and our global CRM business performance. The carrying value of amortizable intangible assets allocated to our global CRM reporting unit was $4.510 billion as of June 30, 2013. Therefore, our CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. Refer to Critical Accounting Policies and Estimates for a discussion of key assumptions used in our testing and future events that could have a negative impact on the recoverability of our goodwill and amortizable intangible assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
04/01/13 - 04/30/13	1,510,256	$7.48	1,510,256	$1,046,745,292
05/01/13 - 05/31/13	11,035,303	$8.02	11,035,303	$959,535,690
06/01/13 - 06/30/13
Total	12,545,559	$7.95	12,545,559	$959,535,690

*On July 28, 2011, we announced that our Board of Directors had re-approved approximately 37 million shares for repurchase which remained available under a previous share repurchase program at such time. On January 29, 2013, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.0 billion of our common stock. As of June 30, 2013, we had $960 million remaining authorization under our 2013 share repurchase program and no remaining shares authorized under our previous share repurchase program.

ITEM 6. EXHIBITS (* documents filed with this report, ** documents furnished with this report, # compensatory plans or arrangements)

4.1
Indenture dated as of May 29, 2013 between the Company and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1, Registration Statement on Form S-3 filed May 29, 2013, File No.333-188918)

10.1
Amendment #7 to Amended and Restated Credit and Security Agreement, dated as of June 28, 2013, by and among Boston Scientific Funding LLC; Boston Scientific Corporation; Old Line Funding, LLC; Royal Bank of Canada; Liberty Street Funding LLC; and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed July 1, 2013, File No. 001-11083)

10.2*	Boston Scientific Corporation 2013 Annual Bonus Plan, Amended and Restated as of July 23, 2013#

10.3*	Form of Deferred Stock Unit Award Agreement effective July 23, 2013#

10.4*	Form of Non-Qualified Stock Option Award Agreement effective July 23, 2013#

10.5*	Boston Scientific Corporation Severance Pay and Layoff Notification Plan As Amended and Restated (Bridge Plan) Effective as of August 1, 2013#

10.6*	Boston Scientific Corporation U.S. Severance Plan For Exempt Employees As Amended and Restated Effective August 1, 2013#

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2013.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer