Form 10-Q
period 2013-09-30
BOSTON SCIENTIFIC CORP
filed 2013-11-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2013
Common Stock, $.01 par value	1,335,221,407

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2013	2012	2013	2012

Net sales	$1,735	$1,735	$5,305	$5,428
Cost of products sold	510	558	1,618	1,767
Gross profit	1,225	1,177	3,687	3,661

Operating expenses:
Selling, general and administrative expenses	658	589	1,950	1,895
Research and development expenses	217	220	644	648
Royalty expense	28	29	115	125
Amortization expense	101	99	305	294
Goodwill impairment charges	—	748	423	4,350
Intangible asset impairment charges	—	13	53	142
Contingent consideration (benefit) expense	23	(20)	(18)	(9)
Restructuring charges	19	54	55	93
Litigation-related charges	76	50	206	119
Gain on divestiture	—	(11)	(40)	(11)
	1,122	1,771	3,693	7,646
Operating income (loss)	103	(594)	(6)	(3,985)

Other income (expense):
Interest expense	(137)	(65)	(266)	(197)
Other, net	(6)	(4)	(10)	23
Income (loss) before income taxes	(40)	(663)	(282)	(4,159)
Income tax expense (benefit)	(35)	1	(53)	(30)
Net income (loss)	$(5)	$(664)	$(229)	$(4,129)

Net income (loss) per common share — basic	$0.00	$(0.48)	$(0.17)	$(2.91)
Net income (loss) per common share — assuming dilution	$0.00	$(0.48)	$(0.17)	$(2.91)

Weighted-average shares outstanding
Basic	1,340.3	1,392.5	1,345.2	1,420.3
Assuming dilution	1,340.3	1,392.5	1,345.2	1,420.3

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Net income (loss)	$(5)	$(664)	$(229)	$(4,129)
Other comprehensive income:
Foreign currency translation adjustment	10	2	8	9
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(38)	(27)	81	17
Total other comprehensive income (loss)	(28)	(25)	89	26
Total comprehensive income (loss)	$(33)	$(689)	$(140)	$(4,103)

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
in millions, except share and per share data	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$571	$207
Trade accounts receivable, net	1,238	1,217
Inventories	895	884
Deferred income taxes	536	433
Prepaid expenses and other current assets	285	281
Total current assets	3,525	3,022
Property, plant and equipment, net	1,530	1,564
Goodwill	5,553	5,973
Other intangible assets, net	5,936	6,289
Other long-term assets	373	306
	$16,917	$17,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$3	$4
Accounts payable	238	232
Accrued expenses	1,346	1,284
Other current liabilities	315	252
Total current liabilities	1,902	1,772
Long-term debt	4,246	4,252
Deferred income taxes	1,623	1,713
Other long-term liabilities	2,583	2,547

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,557,892,509 shares as of September 30, 2013 and 1,542,347,188 shares as of December 31, 2012	16	15
Treasury stock, at cost - 219,056,477 shares as of September 30, 2013 and 186,635,532 shares as of December 31, 2012	(1,367)	(1,092)
Additional paid-in capital	16,536	16,429
Accumulated deficit	(8,678)	(8,449)
Accumulated other comprehensive income (loss), net of tax	56	(33)
Total stockholders’ equity	6,563	6,870
	$16,917	$17,154

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
in millions	2013	2012
Cash provided by operating activities	$809	$891

Investing activities:
Purchases of property, plant and equipment	(161)	(164)
Proceeds from sale of property, plant and equipment	53	—
Purchases of privately held securities	(13)	—
Purchase of notes receivable	(8)	—
Payments for acquisitions of businesses, net of cash acquired	—	(134)
Payments for investments in companies and acquisitions of certain technologies	(13)	(18)
Proceeds from business divestitures, net of costs	30	10

Cash used for investing activities	(112)	(306)

Financing activities:
Payments on long-term borrowings	(1,450)	(9)
Proceeds from long-term borrowings, net of debt issuance costs	1,440	—
Payments on borrowings from credit facilities	(240)	(260)
Proceeds from borrowings on credit facilities	240	251
Payment of contingent consideration	(107)	(4)
Payments for acquisitions of treasury stock	(275)	(500)
Proceeds from issuances of shares of common stock	59	20

Cash used for financing activities	(333)	(502)

Effect of foreign exchange rates on cash	—	2

Net increase in cash and cash equivalents	364	85
Cash and cash equivalents at beginning of period	207	267
Cash and cash equivalents at end of period	$571	$352

Supplemental Information
Non-cash operating activities:
Stock-based compensation expense	$77	$85

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2012 Annual Report filed on Form 10-K.
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
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine month periods ended September 30, 2013. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies and Note B - Acquisitions for more information.

NOTE B – ACQUISITIONS
We did not close any material acquisitions during the first nine months of 2013. On November 1, 2013, we completed the acquisition of the electrophysiology business of C.R. Bard Inc., for $275 million in cash. We believe that this transaction brings a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, and will allow us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure.
2012 Acquisition
Cameron Health, Inc.
On June 8, 2012, we completed the acquisition of the remaining equity of Cameron Health, Inc. (Cameron). Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® system.
Our unaudited condensed consolidated financial statements include the operating results for the acquired entity from its date of acquisition. We do not present pro forma financial information for this acquisition given the results are not material to our consolidated financial statements. Transaction costs associated with this acquisition were expensed as incurred and were not material for the three and nine months ended September 30, 2013 and 2012.
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

Total consideration includes an initial $150 million cash payment at closing of the transaction, a payment of $150 million upon FDA approval of the S-ICD® system and up to an additional $1.050 billion of potential payments upon achievement of specified revenue-based milestones through the third quarter of 2018, which represents the end of a six-year period following FDA approval. Due to our receipt of FDA approval of Cameron's S-ICD® system, we paid the related $150 million milestone payment to the former shareholders of Cameron during the fourth quarter of 2012.
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
We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $23 million in the third quarter of 2013 and a net benefit of $18 million in the first nine months of 2013, and recorded $20 million and $9 million of a net benefit during the third quarter and first nine months of 2012, respectively. We paid $100 million and $115 million in the third quarter and first nine months of 2013, respectively, we did not make any payments in the third quarter of 2012 and made payments of $4 million during the first nine months of 2012. As of September 30, 2013, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay is approximately $2.179 billion.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2012	$(663)
Amounts recorded to acquisition purchase accounting	(6)
Net fair value adjustments	18
Payments made	115
Balance as of September 30, 2013	$(536)

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range
Research and Development, Regulatory and Commercialization-based Milestones	$126 million	Probability Weighted Discounted Cash Flow	Discount Rate	0.8% - 1.1%
			Probability of Payment	70% - 98%
			Projected Year of Payment	2013 - 2014
Revenue-based Payments	$144 million	Discounted Cash Flow	Discount Rate	12% - 18%
			Probability of Payment	15% - 100%
			Projected Year of Payment	2013 - 2018
	$266 million	Monte Carlo	Revenue Volatility	13% - 28%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2013 - 2018

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

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. We received an additional $10 million during 2012, $30 million during the second quarter of 2013, and we will receive the final $10 million of consideration contingent upon the FDA approval of the transfer of certain manufacturing facilities.
Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. Revenue generated by the Neurovascular business was $2 million in the third quarter of 2013, $56 million in the first nine months of 2013, $32 million in the third quarter of 2012, and $91 million in the first nine months of 2012.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of September 30, 2013 and December 31, 2012 is as follows:

	As of
	September 30, 2013		December 31, 2012
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,118	$(3,254)	$8,020	$(3,005)
Patents	504	(322)	559	(352)
Other intangible assets	815	(465)	810	(428)
	$9,437	$(4,041)	$9,389	$(3,785)
Unamortizable intangible assets
Goodwill	$15,453	$(9,900)	$15,450	$(9,477)
Technology-related	197	—	242	—
	$15,650	$(9,900)	$15,692	$(9,477)

During the third quarter of 2013, we reclassified approximately $45 million of core technology not previously subject to amortization to amortizable intangible assets due to projected changes in the market for this technology. We tested the intangible asset for impairment prior to this reclassification and determined that the asset was not impaired. In addition, we had $343 million and $443 million of purchased research and development intangible assets as of September 30, 2013 and December 31, 2012, respectively.

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
The following represents our goodwill balance by new global reportable segment. We restated the prior period information to conform to the current presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2012 (restated)	$3,249	$577	$2,147	$5,973
Purchase price adjustments	3	—	—	3
Goodwill acquired	—	—	—	—
Goodwill written off	—	(423)	—	(423)
Balance as of September 30, 2013	$3,252	$154	$2,147	$5,553
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
The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded a non-cash goodwill impairment charge of $423 million ($421 million after-tax) to write-down the goodwill to its implied fair value as of January 1, 2013. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. We finalized the second step of the global CRM goodwill impairment test during the second quarter of 2013, in accordance with ASC Topic 350, Intangibles - Goodwill and Other, and determined that no adjustments to the charge were required. After recording the impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013.

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
In the second quarter of 2013, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value except CRM, for which no goodwill remains. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. We have identified our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit holds $1.356 billion of allocated goodwill. The level of excess fair value over carrying value for this reporting unit identified during our annual goodwill impairment test was approximately 16 percent. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.442 billion globally as of September 30, 2013) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.442 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.
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
Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, reductions in reimbursement levels, product actions, and/or competitive technology developments;

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
2012 Charges
In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our former EMEA reporting unit was impaired and recorded a $3.602 billion ($3.579 billion after-tax) charge in the second quarter of 2012. As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test, we concluded that the revenue growth rates projected for the EMEA reporting unit were slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of economic uncertainty in Europe. In addition, our expectations for future growth and profitability were lowered as compared to our previous estimates and reflected declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units.
In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our former U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by a reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. The increased pricing pressure and lower unit volumes were primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and were more impactful to the U.S. CRM business than previously estimated. In addition, we adjusted certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points. The declines expected in the U.S. CRM market did not impact our assumptions related to other reporting units.
The following is a rollforward of accumulated goodwill write-offs by global reportable segment. We restated the prior period information to conform to the current period presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2012 (restated)	$(1,479)	$(6,537)	$(1,461)	$(9,477)
Goodwill written off	—	(423)	—	(423)
Accumulated write-offs as of September 30, 2013	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Charges

On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the recoverability of our amortizable intangible assets.

2013 Charges

During the third quarter of 2013, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets, and recorded no impairments based on the results of our testing. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2012 Annual Report filed on Form 10-K.

During the second quarter of 2013 as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analyses, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million to write-down the balance of these intangible assets to their fair value during the second quarter of 2013. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

In-process research and development fair value is measured using projected revenues, projected expenses, discount rates, and probability of expected launch. The nonrecurring Level 3 fair value measurements of the impairment analysis performed in the second quarter of 2013 included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
In-Process R&D	June 30, 2013	$178 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%

2012 Charges

During the third quarter of 2012, we recorded a $13 million intangible asset impairment charge attributable to increased expectations in the cost to bring an in-process project to market in a certain geographic region and lower future revenue expectations associated with an in-process project. During the second quarter of 2012, we recorded a $129 million intangible asset impairment charge attributable to in-process research and development assets associated with Sadra due to revised expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market.

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

Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of September 30, 2013 and December 31, 2012 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.647 billion as of September 30, 2013 and $2.469 billion as of December 31, 2012.
We recognized net gains of $15 million in earnings on our cash flow hedges during the third quarter of 2013 and $15 million for the first nine months of 2013, as compared to net losses of $3 million during the third quarter of 2012 and $29 million for the first nine months of 2012. All currency cash flow hedges outstanding as of September 30, 2013 mature within 36 months. As of September 30, 2013, $113 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $31 million as of December 31, 2012. As of September 30, 2013, $58 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.757 billion as of September 30, 2013 and $1.942 billion as of December 31, 2012.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative contracts outstanding as of September 30, 2013 or December 31, 2012.

In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $56 million as of September 30, 2013 and $64 million as of December 31, 2012, and unamortized losses of $3 million as of September 30, 2013 and $3 million as of December 31, 2012, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $3 million as of September 30, 2013 and $4 million as of December 31, 2012. We recorded $3 million during the third quarter of 2013 and $8 million during the first nine months of 2013 as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of September 30, 2013, $9 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the third quarter and first nine months of 2013 and 2012 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended September 30, 2013
Currency hedge contracts	$(45)	$15	Cost of products sold
	$(45)	$15
Three Months Ended September 30, 2012
Currency hedge contracts	$(44)	$(3)	Cost of products sold
	$(44)	$(3)
Nine Months Ended September 30, 2013
Currency hedge contracts	$144	$15	Cost of products sold
	$144	$15
Nine Months Ended September 30, 2012
Currency hedge contracts	$2	$(29)	Cost of products sold
	$2	$(29)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

(in millions)	Location in Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Gain (loss) on currency hedge contracts	Other, net	$12	$(14)	$66	$—
Gain (loss) on foreign currency transaction exposures	Other, net	(15)	11	(72)	(13)
Net foreign currency gain (loss)	Other, net	$(3)	$(3)	$(6)	$(13)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2013, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of September 30, 2013 and December 31, 2012:

		As of
(in millions)	Location in Balance Sheet (1)	September 30, 2013	December 31, 2012
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$88	$25
Currency hedge contracts	Other long-term assets	95	63
		183	88
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	17	33
Total Derivative Assets		$200	$121

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$8	$20
Currency hedge contracts	Other long-term liabilities	9	10
		17	30
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	27	27
Total Derivative Liabilities		$44	$57

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013				As of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$155	—	—	$155	$39	—	—	$39
Currency hedge contracts	—	$200	—	200	—	$121	—	121
	$155	$200	—	$355	$39	$121	—	$160
Liabilities
Currency hedge contracts	—	$44	—	$44	—	$57	—	$57
Accrued contingent consideration	—	—	$536	536	—	—	$663	663
	—	$44	$536	$580	—	$57	$663	$720

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $155 million invested in money market and government funds as of September 30, 2013, we had $281 million in short-term time deposits and $135 million in interest bearing and non-interest bearing bank accounts. In addition to $39 million invested in money market and government funds as of December 31, 2012, we had $168 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2013 related solely to our contingent consideration liabilities. Refer to Note B - Acquisitions for a discussion of the fair value measurements related to our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We have certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $22 million as of September 30, 2013 and $13 million as of December 31, 2012.
During the third quarter of 2013, we recorded $4 million of losses to write down certain investments to their fair values. These adjustments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value.

During the second quarter of 2013, we recorded $53 million of intangible asset impairment charges, representing a decrease in the estimated fair value of the related intangible asset balances. During the first quarter of 2013, we recorded a $423 million charge to adjust our goodwill balances to their fair value. As a result, during the first nine months of 2013, we recorded $476 million of losses, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to these charges and significant unobservable inputs (Level 3).
The fair value of our outstanding debt obligations was $4.599 billion as of September 30, 2013 and $4.793 billion as of December 31, 2012, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.249 billion as of September 30, 2013 and $4.256 billion as of December 31, 2012. During the third quarter of 2013, we refinanced our public debt obligations maturing in June 2014 and January 2015 (see Senior Notes below). The debt maturity schedule for the significant components of our debt obligations as of September 30, 2013 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes	—	$—	$400	$600	$250	$2,550	$3,800
Term loan	—	$—	$—	$80	$80	$240	$400
	—	$—	$400	$680	$330	$2,790	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
We maintain a $2.0 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of September 30, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of September 30, 2013). There were no amounts borrowed under our revolving credit facility as of September 30, 2013 or December 31, 2012.
Our revolving credit facility agreement in place as of September 30, 2013 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2013
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	5.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2013, we had $287 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of September 30, 2013, we had approximately $2.278 billion of the combined legal and debt exclusion remaining. As of and through September 30, 2013, we were in compliance with the required covenants.

Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Term Loan
In August 2013, we entered into a new $400 million, unsecured term loan facility. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a 5-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage; the maximum leverage ratio requirement is 3.5 times, our actual leverage ratio as of September 30, 2013 is 2.4 times and the minimum interest coverage ratio requirement is 3.0 times, our actual interest coverage ratio as of September 30, 2013 is 5.4 times. We had $400 million outstanding under this facility as of September 30, 2013 and no borrowings outstanding as of December 31, 2012.
Senior Notes
We had senior notes outstanding of $3.800 billion and $4.200 billion as of September 30, 2013 and December 31, 2012 respectively. In August 2013, we issued $600 million of 2.650% senior notes due in 2018, and $450 million of 4.125% senior notes due in 2023. In September 2013, we used the proceeds, together with borrowings under our new $400 million term loan facility, to prepay $600 million of senior notes maturing in June 2014 and $850 million maturing in January 2015. We recorded a one-time charge of $70 million ($44 million after-tax) for premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early debt extinguishment. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a credit and security facility secured by our U.S. trade receivables. In June 2013, we extended the maturity of this facility through June 2015, subject to further extension, reduced the size of the facility from $350 million to $300 million and added a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of September 30, 2013 is 2.4 times. We had no borrowings outstanding under this facility as of September 30, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $306 million as of September 30, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $166 million of receivables as of September 30, 2013 at an average interest rate of 3.3 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of September 30, 2013, our net receivables in these countries greater than 180 days past due totaled $78 million, of which $28 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting, and receivables factoring of up to 21.0 billion Japanese yen (approximately $214 million as of September 30, 2013). We de-recognized $156 million of notes receivable as of September 30, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivable as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of September 30, 2013, we had outstanding letters of credit of $74 million, as compared to $94 million as of December 31, 2012, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2013 and December 31, 2012, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2013 or December 31, 2012. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.

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
2014 Restructuring plan
On October 22, 2013, the Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring plan). The 2014 Restructuring plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen its operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization (PNO) strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities will start to be initiated in the fourth quarter of 2013 and are expected to be substantially completed by the end of 2015.

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $175 million to $225 million, of which approximately $160 million to $210 million is expected to result in future cash outlays. The following table provides a summary of our estimates of costs associated with the 2014 Restructuring plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$120 million to $150 million
Other (1)	$5 million to $15 million
Restructuring-related expenses:
Other (2)	$50 million to $60 million
$175 million to $225 million
(1) Consists primarily of consultant fees and costs associated with contractual cancellations.
(2) Comprised of other costs directly related to the 2014 Restructuring plan, including program management, accelerated depreciation, and costs to transfer product lines among facilities.
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

We estimate that the 2011 Restructuring plan, including the Expansion, will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we have made payments of $235 million, which were partially offset by proceeds of $53 million on facility and fixed asset sales, as of September 30, 2013. As of September 30, 2013, we recorded costs of $260 million since the inception of the 2011 Restructuring plan, including the Expansion, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our unaudited condensed consolidated statements of operations.
The following provides a summary of our expected total costs associated with the 2011 Restructuring plan, including the Expansion, by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$160 million to $185 million
Other (1)	$100 million to $120 million
Restructuring-related expenses:
Other (2)	$40 million to $50 million
$300 million to $355 million

(1)	Includes primarily consulting fees, gains and losses on disposals of fixed assets and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including the Expansion, such as program management, accelerated depreciation, retention and infrastructure-related costs.

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
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million, and that approximately $105 million to $110 million of these charges will result in cash outlays, of which we made payments of $103 million as of September 30, 2013. As of September 30, 2013, we recorded costs of $127 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our unaudited condensed consolidated statements of operations.
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
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $19 million in the third quarter of 2013, $54 million in the third quarter of 2012, $55 million in the first nine months of 2013, and $93 million in the first nine months of 2012. During the first nine months of 2013, our restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $7 million in the third quarter of 2013 and $4 million in the third quarter of 2012, and $16 million in the first nine months of 2013 and $15 million in the first nine months of 2012.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended September 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$5	$—	$—	$—	$14	$19
Restructuring-related expenses:
Cost of products sold	—	—	—	—	—	—
Selling, general and administrative expenses	—	1	—	—	6	7
	—	1	—	—	6	7
	$5	$1	$—	$—	$20	$26

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$5	$1	$—	$—	$20	$26
2010 Restructuring plan	—	—	—	—	—	—
Plant Network Optimization program	—	—	—	—	—	—
	$5	$1	$—	$—	$20	$26

Three Months Ended September 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$44	$—	$—	$—	$10	$54
Restructuring-related expenses:
Cost of products sold	—	—	1	—	—	1
Selling, general and administrative expenses	—	—	—	—	3	3
	—	—	1	—	3	4
	$44	$—	$1	$—	$13	$58

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$43	$—	$—	$—	$13	$56
2010 Restructuring plan	2	—	—	—	—	2
Plant Network Optimization program	(1)	—	1	—	—	—
	$44	$—	$1	$—	$13	$58

Nine Months Ended September 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$26	$—	$—	$(16)	$45	$55
Restructuring-related expenses:
Cost of products sold	—	—	—	—	—	—
Selling, general and administrative expenses	—	2	—	—	14	16
	—	2	—	—	14	16
	$26	$2	$—	$(16)	$59	$71

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$30	$2	$—	$(16)	$59	$75
2010 Restructuring plan	—	—	—	—	—	—
Plant Network Optimization program	(4)	—	—	—	—	(4)
	$26	$2	$—	$(16)	$59	$71

Nine Months Ended September 30, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$64	$—	$—	$—	$29	$93
Restructuring-related expenses:
Cost of products sold	—	—	7	—	—	7
Selling, general and administrative expenses	—	—	—	—	8	8
	—	—	7	—	8	15
	$64	$—	$7	$—	$37	$108

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$65	$—	$—	$—	$34	$99
2010 Restructuring plan	—	—	—	—	3	3
Plant Network Optimization program	(1)	—	7	—	—	6
	$64	$—	$7	$—	$37	$108

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

As of September 30, 2013, we have incurred cumulative restructuring charges related to our 2011 Restructuring plan (including the Expansion), 2010 Restructuring plan and Plant Network Optimization program of $411 million and restructuring-related costs of $136 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2011 Restructuring plan (including the Expansion)	2010 Restructuring plan	Plant Network Optimization Program	Total
Termination benefits	$130	$90	$31	$251
Fixed asset write-offs	—	11	—	11
Other	98	51	—	149
Total restructuring charges	228	152	31	411
Accelerated depreciation	—	—	22	22
Transfer costs	—	—	74	74
Other	32	8	—	40
Restructuring-related expenses	32	8	96	136
	$260	$160	$127	$547

We made cash payments of $36 million in the third quarter of 2013 and $107 million in the first nine months of 2013 associated with restructuring initiatives pursuant to these plans, and as of September 30, 2013, we had made total cash payments of $483 million related to our 2011 Restructuring plan (including the Expansion), 2010 Restructuring plan and Plant Network Optimization program since committing to each plan, partially offset by $53 million of proceeds received on facility and fixed asset sales in the first nine months of 2013. Payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2011 Restructuring plan (including the Expansion)	2010 Restructuring plan	Plant Network Optimization Program	Total
Three Months Ended September 30, 2013
Termination benefits	$16	$—	$—	$16
Transfer costs	—	—	—	—
Other	20	—	—	20
	$36	$—	$—	$36

Nine Months Ended September 30, 2013
Termination benefits	$49	$—	$1	$50
Transfer costs	—	—	—	—
Other	57	—	—	57
	$106	$—	$1	$107

Program to Date
Termination benefits	$113	$90	$30	$233
Transfer costs	—	—	73	73
Other	122	55	—	177
	$235	$145	$103	$483

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

	Restructuring Plan Termination Benefits
(in millions)	2011	2010	Plant Network Optimization	Total
Accrued as of December 31, 2012	$36	$3	$9	48
Charges (credits)	30	—	(4)	26
Cash payments	(49)	—	(1)	(50)
Other adjustments	—	(3)	—	(3)
Accrued as of September 30, 2013	$17	$—	$4	$21

In addition to our accrual for termination benefits, we had an $10 million liability as of September 30, 2013 and a $5 million liability as of December 31, 2012 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	September 30, 2013	December 31, 2012
Accounts receivable	$1,360	$1,336
Less: allowance for doubtful accounts	(85)	(88)
Less: allowance for sales returns	(37)	(31)
	$1,238	$1,217
The following is a rollforward of our allowance for doubtful accounts for the third quarter and first nine months of 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012	2013	2012
Beginning balance	$84	$83	$88	$81
Net (credits) charges to expenses	2	1	7	7
Utilization of allowances	(1)	(2)	(10)	(6)
Ending balance	$85	$82	$85	$82
Inventories

	As of
(in millions)	September 30, 2013	December 31, 2012
Finished goods	$592	$598
Work-in-process	87	70
Raw materials	216	216
	$895	$884

Property, plant and equipment, net

	As of
(in millions)	September 30, 2013	December 31, 2012
Land	$81	$81
Buildings and improvements	912	873
Equipment, furniture and fixtures	2,446	2,348
Capital in progress	177	218
	3,616	3,520
Less: accumulated depreciation	2,086	1,956
	$1,530	$1,564
Depreciation expense was $72 million for the third quarter of 2013 and $70 million for the third quarter of 2012, $199 million for the first nine months of 2013, and $205 million for the first nine months of 2012.
Accrued expenses

	As of
(in millions)	September 30, 2013	December 31, 2012
Payroll and related liabilities	$450	$452
Accrued contingent consideration	170	120
Legal reserves	159	100
Other	567	612
	$1,346	$1,284
Other long-term liabilities

	As of
(in millions)	September 30, 2013	December 31, 2012
Accrued income taxes	$1,274	$1,215
Accrued contingent consideration	366	543
Legal reserves	524	391
Other long-term liabilities	419	398
	$2,583	$2,547

Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of September 30, 2013 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first nine months of 2013 and 2012 consisted of the following (in millions):

	Nine Months Ended September 30,
	2013	2012
Beginning Balance	$26	$30
Provision	11	6
Settlements/reversals	(9)	(9)
Ending Balance	$28	$27

NOTE I – INCOME TAXES
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended September 30,
	2013	2012
Reported tax rate	87.6%	(0.1)%
Impact of certain receipts/charges*	(74.5)%	16.2%
	13.1%	16.1%

	Nine Months Ended September 30,
	2013	2012
Reported tax rate	18.9%	0.7%
Impact of certain receipts/charges*	(5.2)%	14.5%
	13.7%	15.2%
*These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the third quarter and first nine months of 2013, as compared to the same periods in 2012, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate and the impact of certain discrete tax items. In the third quarter of 2013, the receipts and charges included debt extinguishment charges, and acquisition-, litigation- and restructuring-related charges. In addition, the reported tax rate in the third quarter of 2013 was affected favorably by discrete tax items, primarily related to re-measurement of uncertain tax positions. In the first nine months of 2013, the receipts and charges included goodwill and intangible asset impairment charges, debt extinguishment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. In addition, the reported tax rate for the first nine months of 2013 was affected favorably by discrete tax items primarily related to the reinstatement of tax legislation that has been retroactively applied, offset in part by re-measurement and resolution of uncertain tax positions. In the third quarter of 2012, the receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. In addition, the reported tax rate in the third quarter of 2012 was affected unfavorably by discrete tax items primarily related to the re-measurement of an uncertain tax position. In the first nine months of 2012, the receipts and charges included goodwill and intangible asset impairment charges; litigation and restructuring-related net charges; and divestiture- and acquisition-related credits. In addition, the reported tax rate in the first nine months of 2012 was affected unfavorably by discrete tax items primarily related to the resolution and re-measurement of uncertain tax positions.
As of September 30, 2013, we had $1.080 billion of gross unrecognized tax benefits, of which a net $940 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $1.052 billion of gross unrecognized tax benefits, of which a net $902 million, if recognized, would affect our effective tax rate.
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
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $408 million accrued for gross interest and penalties as of September 30, 2013 and $364 million as of December 31, 2012. The increase in gross interest and penalties was $43 million, which was recognized in our unaudited condensed consolidated statements of operations. We recognized net tax expense related to interest and penalties of $9 million during the third quarter of 2013, $15 million during the third quarter of 2012, $28 million in the first nine months of 2013, and $26 million in the first nine months of 2012.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $41 million.

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

During recent years, we successfully negotiated closure of several long-standing legal matters and have received favorable legal rulings in several other matters; however, there continues to be outstanding intellectual property litigation, particularly in the coronary stent market. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $683 million as of September 30, 2013 and $491 million as of December 31, 2012, and includes estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to $206 million in litigation-related charges recorded during the first nine months of 2013. During the first nine months of 2012, we recorded $119 million of litigation related charges, which consisted of charges of $135 million, partially offset by credits of $16 million. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management’s opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2012 Annual Report filed on Form 10-K, our Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On February 1, 2008, Wyeth Corporation and Cordis Corporation filed an amended complaint for patent infringement against Abbott Laboratories, adding us and Boston Scientific Scimed, Inc. as additional defendants to the complaint. The suit alleged that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. Wyeth and Cordis subsequently withdrew their infringement claim as to one of the patents, and the District Court found the remaining two patents invalid. Wyeth and Cordis filed an appeal and on June 26, 2013, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment in favor of Boston Scientific. On October 13, 2013, Wyeth’s motion for rehearing or rehearing en banc was denied.

On May 25, 2010, Dr. Jang filed suit against Boston Scientific Scimed, Inc. and us alleging breach of contract relating to certain patent rights covering stent technology. In October 2011, the U.S. District Court for the District of Delaware entered judgment in favor of us on the pleadings. On July 31, 2012, the District Court denied Dr. Jang's October 2011 motion for reconsideration or, in the alternative, permission to amend his complaint. Dr. Jang filed an appeal on August 28, 2012. On September 5, 2013, the Court of Appeals for the Third Circuit vacated the ruling and remanded the case to the District Court.

On May 16, 2013, Vascular Solutions, Inc. filed suit against the Company, alleging that its Guidezilla™ guide extension catheter infringes three U.S. patents owned by Vascular Solutions.  The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief.  On May 28, 2013 Vascular Solutions filed an amended complaint adding an allegation of copyright infringement.  On June 10, 2013, Vascular Solutions filed a motion requesting a preliminary injunction.  On July 11, 2013 the Company answered the amended complaint and filed a counterclaim against Vascular Solutions, alleging that its Guideliner™ guide extension catheter infringes a U.S. patent owned by the Company. A hearing on the motion for preliminary injunction was held on August 27, 2013.

On August 2, 2013, Medtronic Ardian Luxembourg S.a.r.l. filed a complaint against Boston Scientific Corporation and Boston Scientific Medizintechnik, GmbH in the Düsseldorf District Court in Germany alleging that the sale of the Company’s Vessix renal denervation product infringes a German patent owned by Medtronic Ardian. A hearing is scheduled for August 12, 2014.

On September 23, 2013, Kardiametrics, LLC filed a complaint in the United States District Court for the District of Delaware alleging that the sale of the Company’s FilterWire EZ Embolic Protection System, Sterling balloon catheters, Carotid NexStent and Carotid Wallstent products infringe two patents (the Azizi patents) owned by Kardiametrics.

Product Liability Litigation

As of November 4, 2013, there were over 17,000 product liability cases or claims asserted against us in various federal and state courts in the United States, inclusive of seven putative class actions. There were also over ten cases in Canada, inclusive of three putative class actions. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse, design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Many of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. In addition, we were contacted by the Attorney General for the State of California in October 2012 informing us that their office and certain other state attorneys general offices intend to initiate a civil investigation into our sale of transvaginal surgical mesh products. We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. We intend to vigorously contest the cases and claims asserted against us; however, the final resolution is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity.

Governmental Investigations and Qui Tam Matters

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to a qui tam action filed in the U.S. District Court for the Western District of New York. After the federal government declined to intervene in the original complaint, the relator in the qui tam action filed an amended complaint alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. In July 2010, we were served with the amended unsealed qui tam complaint filed by James Allen, an alleged device recipient. The civil division of the U.S. Department of Justice (DOJ) was later allowed to intervene in the Allen qui tam action and to transfer the litigation to the U.S. District Court for the District of Minnesota. In January 2011, the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action. On May 7, 2013, the Chief Magistrate Judge stayed the previously set deadlines in the case while the parties were in settlement discussions. In October 2013 we entered into a settlement agreement with the parties pursuant to which we agreed to pay $30 million to the DOJ and $1 million in legal fees to Mr. Allen’s counsel, and we filed a joint motion with the parties to dismiss the case.

On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corp. in the U.S. District Court for the District of New Jersey on March 2, 2011. On August 8, 2012, we learned that the federal government had previously declined to intervene in this matter. The relators’ complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corp. violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events, and promotion of off-label uses. On September 10, 2012, the relators filed an amended complaint revising and restating certain of the claims in the original complaint. Our motion to dismiss, filed subsequently, was denied on May 31, 2013, and on June 28, 2013, we answered the amended complaint and brought certain counterclaims arising from relators’ unauthorized removal of documents from the business during their employments, which the relators moved to dismiss on July 22, 2013.

Other Proceedings

On October 5, 2007, Dr. Tassilo Bonzel filed a complaint against Pfizer, Inc. and our Schneider subsidiaries and us in the District Court in Kassel, Germany alleging that a 1995 license agreement related to a catheter patent is invalid under German law and seeking monetary damages. In June 2009, the District Court dismissed all but one of Dr. Bonzel's claims and in October 2009, he added new claims. We opposed the addition of the new claims. The District Court ordered Dr. Bonzel to select the claims he would pursue and in January 2011, he made that selection. A hearing is scheduled for March 28, 2014.

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served the Company with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, the company removed the case to the United States District Court for the District of Maryland.

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

On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott Laboratories, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and sought monetary and injunctive relief. We filed counterclaims of invalidity and non-infringement. The District Court found that the PROMUS stent system does not infringe the Fischell patents and that our sales of this product were authorized. On May 13, 2013, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment in favor of Boston Scientific. The deadline for further appeals lapsed on August 12, 2013.

On October 21, 2011, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint that related to the subject matter of a U.S. Attorney for the District of Massachusetts investigation, which investigation has been discontinued and is described below, after the federal government declined to intervene in the matter. Subsequently, on January 30, 2012, the relator filed an amended complaint. On July 5, 2012, the District Court issued an opinion and order dismissing the amended complaint for lack of subject matter jurisdiction. On July 12, 2012, the relator appealed the judgment of dismissal to the U.S. Court of Appeals for the First Circuit, and oral argument was held on February 7, 2013. On May 31, 2013, the Court of Appeals rejected the relator's appeal and affirmed the dismissal of the amended complaint. The deadline for further appeals lapsed on August 29, 2013.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleged breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. The suit is pending in the U.S. District Court for the District of Massachusetts. In September 2009, OrbusNeich filed an amended complaint against us alleging additional state law claims. In March 2010, the District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. OrbusNeich amended its complaint in April 2010 to add another patent (another Addonizio patent). In January 2011, OrbusNeich amended its complaint to drop its misappropriation of trade secret, statutory and unfair competition claims and in July 2011, it further amended its complaint to include allegations that our ION™ coronary stent system infringes two additional patents. On February 24, 2012, the District Court granted our motion to stay the patent claims, and on June 4, 2012, the District Court stayed the breach of contract claim, in each case, pending re-examination of the patents in suit. In addition, in February 2013, Orbus International B.V. filed suits against the Company and two Dutch subsidiaries in the Hague District Court in the Netherlands and Orbus Medical GmbH filed suit against the Company and one of its subsidiaries in the Dusseldorf District Court in Germany. In March 2013, Orbus Medical Inc. and Orbus International B.V. filed suit against the Company and two of its Irish subsidiaries in the Irish Commercial Court in Dublin, Ireland. Each of these matters alleges that the Company’s sale of stent systems using the Element design infringe European patents owned by Orbus Medical Inc. and licensed to other Orbus entities. In one Dutch matter, Orbus sought cross-border, preliminary injunctive relief, which the court denied on July 9, 2013. In the other Dutch matter, Orbus is seeking damages and injunctive relief, and a hearing is scheduled for December 20, 2013. In one German matter, Orbus sought preliminary injunctive relief, which the Dusseldorf District Court granted on April 30, 2013. On that same date, we appealed the injunction to the Court of Appeals of Dusseldorf. In the other German matter, Orbus is seeking damages and injunctive relief, and a hearing is scheduled for May 14, 2014. In the Irish matter, Orbus is seeking damages and injunctive relief. In March 2013, two of the Company’s subsidiaries filed suit against Orbus Medical Inc. in the English High Court seeking a declaration that the sale of the stent systems with the Element design does not infringe two Orbus patents and seeking to have the two patents found invalid. On June 5, 2013, Orbus cancelled one of the two UK patents. On September 15, 2013, the parties entered into a settlement agreement that resolves all stent-related cases brought by the parties in Germany, the Netherlands, Ireland, the United Kingdom and the United States.  The agreement includes a one-time payment from Boston

Scientific to OrbusNeich, with no future financial obligations.

On March 22, 2010, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. On October 21, 2011, the U.S. District Court for the District of Massachusetts unsealed a qui tam complaint that related to the subject matter of the U.S. Attorney's investigation, after the federal government declined to intervene in the matter. Subsequently, on January 30, 2012, the relator filed an amended complaint. The District Court case has been concluded and is described above. On October 30, 2013, the U.S. Attorney’s office informed us that the government was discontinuing its investigation.

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	2013		2012		2013		2012
Weighted average shares outstanding - basic	1,340.3		1,392.5		1,345.2		1,420.3
Net effect of common stock equivalents	—	*	—	**	—	*	—	**
Weighted average shares outstanding - assuming dilution	1,340.3		1,392.5		1,345.2		1,420.3

* We generated net losses in the third quarter and first nine months of 2013. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 23.6 million for the third quarter of 2013 and 17.2 million for the first nine months of 2013 due to our net loss position in these periods.
** We generated net losses in the third quarter and first nine months of 2012. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 6.8 million for the third quarter of 2012 and 7.2 million for the first nine months of 2012 due to our net loss position in these periods.
Weighted average shares outstanding, assuming dilution, excludes the impact of 18 million stock options for the third quarter of 2013, 62 million stock options for the third quarter of 2012, 18 million stock options for the first nine months of 2013, and 61 million stock options for the first nine months of 2012, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately six million shares of our common stock in the third quarter of 2013 and approximately 16 million shares in the first nine months of 2013, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We repurchased approximately seven million shares of our common stock during the third quarter of 2013 for $75 million, and approximately 32 million shares during the first nine months of 2013 for $275 million, pursuant to our authorized repurchase programs as discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2012 Annual Report on Form 10-K.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2013	2012*	2013	2012*
Net sales
Interventional Cardiology	$487	$496	$1,538	$1,646
Peripheral Interventions	202	188	601	571
Cardiovascular	689	684	2,139	2,217

Cardiac Rhythm Management	474	467	1,445	1,466
Electrophysiology	35	35	106	109
Rhythm Management	509	502	1,551	1,575

Endoscopy	331	308	979	916
Urology/Women's Health	134	124	378	367
Neuromodulation	116	88	316	263
MedSurg	581	520	1,673	1,546
Net sales allocated to reportable segments	1,779	1,706	5,363	5,338
Sales generated from divested businesses	2	32	56	91
Impact of foreign currency fluctuations	(46)	(3)	(114)	(1)
	$1,735	$1,735	$5,305	$5,428

Income (loss) before income taxes
Cardiovascular	$184	$175	$548	$561
Rhythm Management	68	58	192	218
MedSurg	187	169	521	452
Operating income allocated to reportable segments	439	402	1,261	1,231
Corporate expenses and currency exchange	(103)	(58)	(251)	(214)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, and litigation related charges and credits	(132)	(839)	(711)	(4,708)
Amortization expense	(101)	(99)	(305)	(294)
Operating (loss) income	103	(594)	(6)	(3,985)
Other expense, net	(143)	(69)	(276)	(174)
Income (loss) before income taxes	$(40)	$(663)	$(282)	$(4,159)

* We have restated prior year detail to conform to current year presentation.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and nine months ended September 30, 2013 and September 30, 2012. Amounts in the chart below are presented net of tax.

Three Months Ended September 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(28)	$153	$(41)	$84
Other comprehensive income (loss) before reclassifications	10	(29)	—	(19)
Amounts reclassified from accumulated other comprehensive income	—	(9)	—	(9)
Net current-period other comprehensive income	10	(38)	—	(28)
Ending Balance	$(18)	$115	$(41)	$56

Three Months Ended September 30, 2012
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(51)	$(4)	$(32)	$(87)
Other comprehensive income (loss) before reclassifications	2	(29)	—	(27)
Amounts reclassified from accumulated other comprehensive income	—	2	—	2
Net current-period other comprehensive income	2	(27)	—	(25)
Ending Balance	$(49)	$(31)	$(32)	$(112)

Nine Months Ended September 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(26)	$34	$(41)	$(33)
Other comprehensive income (loss) before reclassifications	8	91	—	99
Amounts reclassified from accumulated other comprehensive income	—	(10)	—	(10)
Net current-period other comprehensive income	8	81	—	89
Ending Balance	$(18)	$115	$(41)	$56

Nine Months Ended September 30, 2012
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(58)	$(48)	$(32)	$(138)
Other comprehensive income (loss) before reclassifications	9	—	—	9
Amounts reclassified from accumulated other comprehensive income	—	17	—	17
Net current-period other comprehensive income	9	17	—	26
Ending Balance	$(49)	$(31)	$(32)	$(112)
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was a benefit of $16 million in the third quarter of 2013, an expense of $53 million in the first nine months of 2013, a benefit of $17 million in the third quarter of 2012, and an expense of $1 million in the first nine months of 2012. The income tax impact of the amounts reclassified from unrealized gains/losses on derivative financial instruments was a benefit of $6 million in the third quarter and a benefit of $5 million in the first nine months of 2013, an expense of $1 million in the third quarter of 2012, and an expense of $9 million in the first nine months of 2012. Refer to Note E – Fair Value Measurements for further detail on the reclassifications related to derivatives.

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
Financial Summary
Three Months Ended September 30, 2013
Our net sales for the third quarter of 2013 were $1.735 billion, consistent with the third quarter of 2012. Excluding the impact of changes in foreign currency exchange rates, which had a $43 million negative impact on our third quarter 2013 net sales as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $30 million, our net sales increased $73 million, or four percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net loss for the third quarter of 2013 was $5 million, or $0.00 per share. Our reported results for the third quarter of 2013 included acquisition-, restructuring-, and litigation-related charges, debt extinguishment charges, and amortization expense totaling $235 million (after-tax), or $0.17 per share. Excluding these items, net income for the third quarter of 2013 was $230 million, or $0.17 per share.1 Our reported net loss for the third quarter of 2012 was $664 million, or $0.48 per share, driven primarily by a goodwill impairment charge related to our former U.S. Cardiac Rhythm Management (CRM) business unit. Our reported results for the third quarter of 2012 included goodwill and other intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring- and litigation-related charges, discrete tax items and amortization expense totaling $885 million (after-tax), or $0.64 per share. Excluding these items, net income for the third quarter of 2012 was $221 million, or $0.16 per share.1
1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended September 30, 2013
		Tax		Impact per
(in millions, except per share data)	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(40)	$35	$(5)	$0.00
Non-GAAP adjustments:
Acquisition-related charges	30	(2)	28	0.02	*
Restructuring and restructuring-related net charges	26	(8)	18	0.01	*
Litigation-related net charges	76	(19)	57	0.04	*
Debt extinguishment charges	70	(26)	44	0.03	*
Amortization expense	101	(13)	88	0.07	*
Adjusted net income	$263	$(33)	$230	$0.17
* Assumes dilution of 23.6 million shares for the three months ended September 30, 2013 for all or a portion of these non-GAAP adjustments.

	Three Months Ended September 30, 2012
		Tax		Impact per
(in millions, except per share data)	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(663)	$(1)	$(664)	$(0.48)
Non-GAAP adjustments:
Goodwill impairment charge	748	—	748	0.54	**
Intangible asset impairment charges	13	(3)	10	0.01	**
Acquisition-related charges (credits)	(20)	—	(20)	(0.01)	**
Divestiture-related charges (credits)	(10)	2	(8)	(0.01)	**
Restructuring and restructuring-related net charges	58	(19)	39	0.03	**
Litigation-related net charges	50	(18)	32	0.02	**
Discrete tax items	—	1	1	0.00	**
Amortization expense	99	(16)	83	0.06	**
Adjusted net income	$275	$(54)	$221	$0.16
** Assumes dilution of 6.8 million shares for the three months ended September 30, 2012 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $250 million in the third quarter of 2013, as compared to $271 million in the third quarter of 2012. Our cash generated from operations continued to be a significant source of available funds for investing in our growth and buying back shares of our common stock pursuant to our share repurchase programs. During the third quarter of 2013, we used $75 million of cash generated from operations to repurchase approximately seven million shares of our common stock. As of September 30, 2013, we had total debt of $4.249 billion, cash and cash equivalents of $571 million and working capital of $1.623 billion. Refer to Liquidity and Capital Resources for further discussion.

Nine Months Ended September 30, 2013
Our net sales for the first nine months of 2013 were $5.305 billion, as compared to net sales of $5.428 billion for the first nine months of 2012, a decrease of $123 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which had a $113 million negative impact on our net sales for the nine months ended September 30, 2013 as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $34 million, our net sales increased $25 million, remaining consistent with the prior year.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by business.

Our reported net loss for the first nine months of 2013 was $229 million, or $0.17 per share, driven primarily by a goodwill impairment charge related to our global Cardiac Rhythm Management (CRM) business unit recorded in conjunction with interim goodwill impairment testing required following the change in composition of our segments and reporting units in the first quarter of 2013. Refer to Quarterly Results and Critical Accounting Policies and Estimates for a discussion of our goodwill valuation and this impairment charge. Our reported net loss for the first nine months of 2013 included goodwill and other intangible asset impairment charges, debt extinguishment charges, acquisition- and divestiture-related credits, restructuring- and litigation-related charges and amortization expense totaling $930 million (after-tax), or $0.68 per share. Excluding these items, net income for the first nine months of 2013 was $701 million, or $0.51 per share.1 Our reported net loss for the first nine months of 2012 was $4.129 billion, or $2.91 per share, driven primarily by goodwill impairment charges related to our former U.S. CRM and Europe, Middle East, and Africa (EMEA) business units. Our reported results for the first nine months of 2012 included goodwill and other intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring- and litigation-related charges, discrete tax items and amortization expense totaling $4.809 billion (after-tax), or $3.39 per share. Excluding these items, net income for the first nine months of 2012 was $680 million, or $0.48 per share.1 The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

1 Sales growth rates that exclude the impact of changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

	Nine Months Ended September 30, 2013
		Tax		Impact per
(in millions, except per share data)	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(282)	$53	$(229)	$(0.17)
Non-GAAP adjustments:
Goodwill impairment charge	423	(2)	421	0.31	*
Intangible asset impairment charges	53	(8)	45	0.03	*
Acquisition-related charges (credits)	(5)	(3)	(8)	(0.01)	*
Divestiture-related charges (credits)	(37)	12	(25)	(0.02)	*
Restructuring and restructuring-related net charges	71	(20)	51	0.04	*
Litigation-related net charges	206	(67)	139	0.10	*
Debt extinguishment charges	70	(26)	44	0.03	*
Amortization expense	305	(42)	263	0.20	*
Adjusted net income	$804	$(103)	$701	$0.51
* Assumes dilution of 17.2 million shares for the nine months ended September 30, 2013 for all or a portion of these non-GAAP adjustments.

	Nine Months Ended September 30, 2012
		Tax		Impact per
(in millions, except per share data)	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(4,159)	$30	$(4,129)	$(2.91)
Non-GAAP adjustments:
Goodwill impairment charges	4,350	(23)	4,327	3.05	**
Intangible asset impairment charges	142	(23)	119	0.09	**
Acquisition-related charges (credits)	(41)	11	(30)	(0.02)	**
Divestiture-related charges (credits)	(7)	2	(5)	0.00	**
Restructuring and restructuring-related net charges	108	(32)	76	0.05	**
Litigation-related net charges	119	(47)	72	0.05	**
Discrete tax items	—	1	1	0.00	**
Amortization expense	294	(45)	249	0.17	**
Adjusted net income	$806	$(126)	$680	$0.48
** Assumes dilution of 7.2 million shares for the nine months ended September 30, 2012 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $809 million in the first nine months of 2013, as compared to $891 million in the first nine months of 2012. During the first nine months of 2013, we used $275 million of cash generated from operations to repurchase approximately 32 million shares of our common stock.

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

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2013	2012
Interventional Cardiology	$472	$494	(4)%	(2)%
Peripheral Interventions	195	189	3%	7%
Cardiovascular	667	683	(2)%	1%

Cardiac Rhythm Management	464	462	1%	1%
Electrophysiology	34	35	(3)%	(1)%
Rhythm Management	498	497	0%	1%

Endoscopy	322	310	4%	8%
Urology and Women’s Health	131	125	5%	8%
Neuromodulation	115	88	32%	32%
MedSurg	568	523	9%	12%

Subtotal Core Businesses	1,733	1,703	2%	4%
Divested Businesses	2	32	(95)%	(95)%
Worldwide	$1,735	$1,735	0%	2%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2013	2012
Interventional Cardiology	$1,497	$1,646	(9)%	(7)%
Peripheral Interventions	585	575	2%	5%
Cardiovascular	2,082	2,221	(6)%	(3)%

Cardiac Rhythm Management	1,417	1,451	(2)%	(1)%
Electrophysiology	105	109	(4)%	(3)%
Rhythm Management	1,522	1,560	(2)%	(2)%

Endoscopy	956	922	4%	7%
Urology and Women’s Health	373	371	1%	3%
Neuromodulation	315	263	20%	20%
MedSurg	1,644	1,556	6%	8%

Subtotal Core Businesses	5,248	5,337	(2)%	0%
Divested Businesses	57	91	(38)%	(38)%
Worldwide	$5,305	$5,428	(2)%	0%

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
During the fourth quarter of 2012, we received CE Mark approval for our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating and commenced a limited commercial launch. We expect to expand the launch in Europe in the first half of 2014. The SYNERGY Stent System is unique in that its polymer is gone shortly after drug elution is complete at three months. This innovation has the potential to improve post-implant vessel healing and eliminate long-term polymer exposure, a possible cause of late adverse events. We have completed patient enrollment in the EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY Stent System and support U.S. Food and Drug Administration (FDA) and Japanese regulatory approvals for this technology. In the first quarter of 2013, we received CE Mark approval and launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Europe and other select geographies. The Promus PREMIER Stent System is designed to provide physicians improved drug-eluting stent (DES) performance in treating patients with coronary artery disease.  We expect to launch the Promus PREMIER Stent System in the U.S. in the fourth quarter of 2013 following FDA approval.
Our worldwide net sales of Interventional Cardiology products were $472 million in the third quarter of 2013, or approximately 27 percent of our consolidated net sales in the third quarter of 2013. Our worldwide net sales of Interventional Cardiology products decreased $22 million, or four percent, in the third quarter of 2013, as compared to 2012. Excluding the impact of changes in foreign currency exchange rates, which had a $13 million negative impact on our Interventional Cardiology net sales in the third quarter of 2013, as compared to the same period in the prior year, net sales of these products decreased $9 million, or two percent. This decrease was primarily due to lower coronary stent system sales, partially offset by higher sales of our non-stent Interventional Cardiology products.
Our coronary stent system sales represent a significant portion of our Interventional Cardiology net sales. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2013			September 30, 2012
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$106	$156	$262	$123	$160	$283
Bare-metal	5	10	15	6	15	21
	$111	$166	$277	$129	$175	$304
Our worldwide net sales of coronary stent systems decreased $27 million, or nine percent, in the third quarter of 2013, as compared to 2012. Excluding the impact of changes in foreign currency exchange rates, which had a $8 million negative impact on our coronary stent system net sales in the third quarter of 2013, as compared to the same period in the prior year, net sales of these products decreased $19 million, or six percent. This decrease was primarily related to declines in U.S. DES revenue due to lower procedural volumes and declines in average selling prices. We believe that our U.S. DES market share was stable during the third quarter of 2013 as compared to both the second quarter of 2013 and the third quarter of 2012. Our international DES revenue grew two percent, excluding the impact of changes in foreign currency exchange rates, driven by our Promus PREMIER and SYNERGY stent system launches in Europe and growth in the emerging markets of China and India, partially offset by pricing declines in Europe and a loss of DES sales in Germany due to an injunction during the third quarter of 2013. Refer to Note J - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion of legal matters.
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
In January 2011, we completed the acquisition of Sadra Medical, Inc. (Sadra). Through our acquisition of Sadra, we have developed a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. In April 2013, we completed enrollment in the REPRISE II clinical trial to evaluate the safety and performance of the Lotus™ Valve System. In October 2013, we received CE Mark approval for the Lotus ™ Valve System.
In March 2011, we completed the acquisition of Atritech, Inc. (Atritech). Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is marketed in CE Mark countries. In the U.S., we completed the PREVAIL trial to evaluate the safety and efficacy of the WATCHMAN® device in patients with nonvalvular atrial fibrillation versus long-term warfarin therapy. During the second quarter of 2013, we submitted the final clinical module to the FDA. We expect to receive FDA approval and commence our launch in the first half of 2014. We are leveraging expertise from both our Electrophysiology and Interventional Cardiology businesses in the commercialization of the WATCHMAN® device.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $195 million in the third quarter of 2013, as compared to $189 million in the third quarter of 2012, an increase of $6 million. Excluding the impact of changes in foreign currency exchange rates, our worldwide PI net sales increased $14 million, or seven percent, in the third quarter of 2013, as compared to the third quarter of 2012. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise, including stents and balloons, as well as the launch of the Vessix renal denervation system in Europe.
During the fourth quarter of 2012, we completed the acquisition of Vessix Vascular, Inc. (Vessix), a developer of catheter-based renal denervation systems for the treatment of uncontrolled hypertension. Through the acquisition of Vessix, we added a second generation, highly differentiated technology to our hypertension strategy. During the second quarter of 2013, we launched this technology in Europe, and we expect to begin enrollment in our U.S. Investigational Device Exemption (IDE) clinical trial during the first half of 2014.

Rhythm Management
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $464 million in the third quarter of 2013, represented approximately 27 percent of our consolidated net sales for the third quarter of 2013. Our worldwide CRM net sales increased $2 million, or one percent, in the third quarter of 2013, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a $5 million negative impact on our third quarter 2013 CRM net sales as compared to the same period in the prior year, our CRM net sales increased $7 million, or one percent.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2013			September 30, 2012
	U.S.	International	Total	U.S.	International	Total
ICD systems	$212	$118	$330	$205	$122	$327
Pacemaker systems	70	64	134	68	67	135
CRM products	$282	$182	$464	$273	$189	$462
The increase in our worldwide CRM net sales during the third quarter of 2013 as compared to the third quarter of 2012 was principally the result of an increase in net sales of our defibrillator systems due to slight increases in our denovo market share and the resumption of our controlled launch of our S-ICD system late in the third quarter of 2013. Our pacemaker system net sales decreased one percent during the third quarter of 2013, as compared to the third quarter of 2012, but increased slightly excluding the impact of changes in foreign currency exchange rates, due to the continued strong performance of our INGENIO family of pacemaker systems.
During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has received CE Mark and FDA approval. We have been supply constrained since early March 2013 and were only able to provide a very limited supply of S-ICD systems during the second and third quarters of 2013. We continued to make progress in our efforts to enhance the S-ICD supply chain; and late in the third quarter of 2013 we were able to resume our controlled launch of our S-ICD system. We are managing our S-ICD supply with our customers and we continue to work diligently to expand our production capacity to meet the global demand for the S-ICD therapy.
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

Electrophysiology
Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Worldwide net sales of our Electrophysiology products were $34 million in the third quarter of 2013 as compared to $35 million in the third quarter of 2012, a decline of $1 million. Changes in foreign currency exchange rates did not materially affect our Electrophysiology net sales in the third quarter of 2013, as compared to the same period in the prior year.
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
On November 1, 2013, we completed the acquisition of the electrophysiology business of C.R. Bard Inc., which generated $111 million of sales in 2012. We believe that this transaction brings a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, and will allow us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to the acquisition.
MedSurg
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $322 million for the third quarter in 2013, as compared to $310 million in the third quarter of 2012, an increase of $12 million, or four percent. Our Endoscopy net sales increased $23 million, or eight percent, in the third quarter of 2013, as compared to the third quarter of 2012 excluding the impact of changes in foreign currency exchange rates, which had an $11 million negative impact on our Endoscopy net sales in the third quarter of 2013. Our Endoscopy sales performance was primarily the result of growth across several of our key product franchises, including our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding; our biliary device franchise driven by our endoscopic ultrasound platform and recent launches within our biliary access and retrieval product lines; our metal stent franchise driven by our WallFlex® product family; and improved adoption of the Alair® Bronchial Thermoplasty system.
During the fourth quarter of 2010, we completed our acquisition of Asthmatx, Inc. (Asthmatx) and currently design, manufacture and market a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair System, developed by Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA. Beginning January 1, 2013, the American Medical Association (AMA) Current Procedural Terminology (CPT) editorial panel assigned category I CPT codes specifically for bronchial thermoplasty. The Category I CPT procedure codes are recognized by all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. In addition, during the third quarter of 2013, the five-year data from the AIR2 clinical trial was published in the Journal of Allergy and Clinical Immunology, which showed that the Alair System provided long-term asthma control, demonstrated by a sustained reduction in the rate of severe exacerbations and emergency room visits over a five year period after treatment. We expect that the Alair technology will continue to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.
Urology and Women’s Health
Our Urology and Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $131 million in the third quarter of 2013, as compared to $125 million in the third quarter of 2012, an increase of approximately $6 million, or five percent. Excluding the impact of changes in foreign currency exchange rates, our worldwide Urology and Women's Health net sales increased $10 million in the third quarter of 2013, as compared to the third quarter of 2012, or eight percent. The increase in worldwide Urology and Women's Health net sales was primarily due to new product launches and growth in the international business as a result of our global commercial expansion.

Neuromodulation
Our Neuromodulation business offers the Precision® and Precision Spectra™ Spinal Cord Stimulation (SCS) systems, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $115 million in the third quarter of 2013, as compared to $88 million in the third quarter of 2012, an increase of $27 million, or 32 percent. Foreign currency fluctuations did not significantly impact our Neuromodulation net sales in the third quarter of 2013, as compared to the same period in the prior year. The sales growth was primarily driven by net sales of our Precision Spectra System. We received CE Mark approval for the Precision Spectra System during the fourth quarter of 2012 and we received FDA approval and commenced our U.S. commercial launch of the device during the first quarter of 2013. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain.
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
Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2012 Annual Report filed on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence. In particular, we are focusing our efforts and increasing our investment in certain countries whose economies and healthcare sectors are growing rapidly, as well as others, in order to maximize opportunities in those countries. As a result of these efforts, in the third quarter of 2013, we increased net sales in Brazil, Russia, India and China by approximately 28 percent over the same period in the prior year on an as reported basis and continued investments in infrastructure in those countries.
Gross Profit
Our gross profit was $1.225 billion for the third quarter of 2013, $1.177 billion for the third quarter of 2012, $3.687 billion for the first nine months of 2013, and $3.661 billion for the first nine months of 2012. As a percentage of net sales, our gross profit increased to 70.6 percent in the third quarter of 2013, as compared to 67.8 percent in the third quarter of 2012 and was 69.5 percent for the first nine months of 2013, as compared to 67.5 percent for the first nine months of 2012. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2012	67.8%	67.5%
Manufacturing cost reductions	1.9	2.0
Sales from divested businesses	1.1	0.4
Sales pricing	(0.9)	(1.0)
All other	0.7	0.6
Gross profit margin - period ended September 30, 2013	70.6%	69.5%
The primary factors contributing to the increase in our gross profit margin during the three and nine months ended September 30, 2013, as compared to the same periods in 2012, were the positive impact of cost reductions as a result of our restructuring and other process improvement programs. Our gross profit margin was also positively impacted by lower sales related to our divested businesses, as these sales are at significantly lower gross profit margins. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products. In addition, during the second quarter of 2013, we recorded a $16 million credit to cost of products sold related to the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	658	37.9%	589	33.9%	1,950	36.8%	1,895	34.9%
Research and development expenses	217	12.5%	220	12.7%	644	12.1%	648	11.9%
Royalty expense	28	1.6%	29	1.7%	115	2.2%	125	2.3%
Selling, General and Administrative (SG&A) Expenses
In the third quarter of 2013, our SG&A expenses increased $69 million, or 12 percent, as compared to the third quarter of 2012, and were 400 basis points higher as a percentage of net sales. This increase was driven primarily by our increased investment related to acquisitions and our expansion efforts in emerging markets, as well as $18 million of expense associated with the new excise tax on U.S. sales of Class I, II and III medical devices that went into effect January 1, 2013. Partially offsetting these increases were declines in spending as a result of our restructuring and other cost reduction initiatives and the impact of changes in foreign currency exchange rates.
In the first nine months of 2013, our SG&A expenses increased $55 million, or three percent, as compared to the first nine months of 2012 and were approximately 200 basis points higher as a percentage of net sales. The increase in SG&A expenses was driven primarily by our increased investment related to acquisitions and our expansion efforts in emerging markets, as well as $53 million of expense associated with the new excise tax on U.S. sales of Class I, II and III medical devices that went into effect January 1, 2013. Partially offsetting these increases were declines in spending as a result of our restructuring and other cost reduction initiatives and the impact of changes in foreign currency exchange rates.
Research and Development (R&D) Expenses
In the third quarter of 2013, our R&D expenses decreased $3 million, or one percent, as compared to the third quarter of 2012, and were 20 basis points lower as a percentage of net sales. The decrease was due primarily to our continued focus on cost reduction initiatives associated with our restructuring programs and the benefits from our strategy to transform our research and development efforts to be more effective and cost efficient. Partially offsetting the decrease was R&D funding for our acquisitions. In the first nine months of 2013, our R&D expenses decreased $4 million, or one percent, as compared to the first nine months of 2012. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the third quarter of 2013, our royalty expense remained consistent with the third quarter of 2012. In the first nine months of 2013, our royalty expense decreased $10 million, or eight percent, as compared to the first nine months of 2012, and was slightly lower as a percentage of net sales. This decrease relates primarily to lower sales of our royalty-bearing products within our Interventional Cardiology business.
Amortization Expense
Our amortization expense was $101 million in the third quarter of 2013, as compared to $99 million in the third quarter of 2012, and $305 million in the first nine months of 2013, as compared to $294 million in the first nine months of 2012. This increase was due primarily to amortizable intangible assets acquired during 2012. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.

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
The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded a non-cash goodwill impairment charge of $423 million ($421 million after-tax) to write-down the goodwill to its implied fair value as of January 1, 2013. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. We finalized the second step of the global CRM goodwill impairment test during the second quarter of 2013 and determined that no adjustments to the charge were required. After recording the impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit as of March 31, 2013.

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
In the second quarter of 2013, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value except CRM, for which no goodwill remains. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. We have identified our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit holds $1.356 billion of allocated goodwill. The level of excess fair value over carrying value for this reporting unit identified during our annual goodwill impairment test was approximately 16 percent. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.442 billion globally as of September 30, 2013) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.442 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.

2012 Charge
During the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our former EMEA reporting unit was impaired and recorded a charge of $3.602 billion ($3.579 billion after-tax). As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test, we concluded that the revenue growth rates projected for the EMEA reporting unit were slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of economic uncertainty in Europe. In addition, our expectations for future growth and profitability were lowered as compared to our previous estimates and reflected declines in average selling prices and volume pressures due to austerity measures. The declines expected in the EMEA market did not impact our assumptions related to other reporting units.
In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our former U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by a reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. The increased pricing pressure and lower unit volumes were primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and were more impactful to the U.S. CRM business than previously estimated. In addition, we adjusted certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points. The declines expected in the U.S. CRM market did not impact our assumptions related to other reporting units.
Refer to Critical Accounting Policies and Estimates for a discussion of key assumptions used in our testing and future events that could have a negative impact on the recoverability of our goodwill and amortizable intangible assets. Goodwill impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Intangible Asset Impairment Charges

2013 Charges

During the third quarter of 2013, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets, and recorded no impairments based on the results of our testing. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2012 Annual Report filed on Form 10-K.

During the second quarter of 2013 as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analyses, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million to write-down the balance of these intangible assets to their fair value during the second quarter of 2013. We continue to believe that the technology associated with our acquisition of Sadra represents a significant future opportunity for us in the structural heart market. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

2012 Charges

During the third quarter of 2012, we recorded a $13 million intangible asset impairment charge attributable to increased expectations in the cost to bring an in-process project to market in a certain geographic region and lower future revenue expectations associated with an in-process project. During the second quarter of 2012, we recorded a $129 million intangible asset impairment charge attributable to in-process research and development assets associated with Sadra due to revised expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market.
Refer to Critical Accounting Policies and Estimates for a discussion of key assumptions used in our testing and future events that could have a negative impact on the recoverability of our goodwill and amortizable intangible assets. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

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
We recorded net expense related to the change in fair value of our contingent consideration liabilities of $23 million during the third quarter of 2013 and net credits of $18 million during the first nine months of 2013; and net credits of $20 million and $9 million during the third quarter and first nine months of 2012. Contingent consideration expense is excluded by management for purposes of evaluating performance.
Restructuring Charges and Restructuring-related Activities
2014 Restructuring plan
On October 22, 2013, the Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring plan). The 2014 Restructuring plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen its operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization (PNO) strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities will start to be initiated in the fourth quarter of 2013 and are expected to be substantially completed by the end of 2015.

We estimate that the 2014 Restructuring plan will reduce gross annual pre-tax operating expenses by approximately $150 million to $200 million exiting 2015, and we expect a substantial portion of the savings to be reinvested in strategic growth initiatives. We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $175 million to $225 million, of which approximately $160 million to $210 million is expected to result in future cash outlays.
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
We estimate that the 2011 Restructuring plan, including the Expansion, will result in total pre-tax charges of approximately $300 million to $355 million, and that approximately $270 million to $300 million of these charges will result in future cash outlays, of which we have made payments of $235 million, which were partially offset by proceeds of $53 million on facility and fixed asset sales, as of September 30, 2013. As of September 30, 2013, we have recorded costs of $260 million since the inception of the 2011 Restructuring plan, including the Expansion, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our unaudited condensed consolidated statements of operations.
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $19 million and $55 million in the third quarter and first nine months of 2013, respectively, and $54 million and $93 million during the third quarter and first nine months of 2012. During the first nine months of 2013, our restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $7 million in the third quarter of 2013 and $16 million during the first nine months of 2013, and $4 million in the third quarter of 2012 and $15 million during the first nine months of 2012. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $107 million, associated with our restructuring initiatives during the first nine months of 2013, which were partially offset by $53 million of cash proceeds on facility and fixed asset sales.
See Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related net charges
We recorded $76 million net litigation-related charges in the third quarter of 2013 and $206 million in the first nine months of 2013, and $50 million for the third quarter and $119 million in the first nine months of 2012. Significant litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. During the third quarter of 2013, there were no gains recorded related to this divestiture, and we recorded gains of $40 million during the first nine months of 2013, as compared to gains of $11 million recorded during the three and nine months ended September 30, 2012. During the second quarter of 2013, we received an additional $30 million of consideration related to this divestiture, and we expect to receive an additional $10 million, contingent upon the transfer or separation of certain manufacturing facilities. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.

Interest Expense
Our interest expense was $137 million in the third quarter of 2013 and $266 million in the first nine months of 2013, as compared to $65 million in the third quarter of 2012 and $197 million in the first nine months of 2012. The increase for the first three and nine months of 2013 was primarily due to $70 million of debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.450 billion of debt during the third quarter of 2013. Debt extinguishment charges are excluded by management for purposes of evaluating operating performance. Our average borrowing rate was 5.1 percent in the third quarter of 2013 and 5.5 percent in the first nine months of 2013, as compared to 5.5 percent in the third quarter of 2012 and 5.6 percent in the first nine months of 2012. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.
Other, net
Our other, net reflects expense of $6 million in the third quarter of 2013, expense of $4 million in the third quarter of 2012, expense of $10 million in the first nine months of 2013, and income of $23 million in the first nine months of 2012. The following are the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2013	2012	2013	2012
Interest income	$1	$1	$5	$2
Foreign currency losses	(3)	(3)	(6)	(13)
Net gains (losses) on investments	(5)	1	(7)	37
Other income (expense), net	1	(3)	(2)	(3)
	$(6)	$(4)	$(10)	$23
During the second quarter of 2012, we recognized gains of $39 million associated with the acquisition of Cameron in June 2012, related to previously-held investments.
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended September 30,
	2013	2012
Reported tax rate	87.6%	(0.1)%
Impact of certain receipts/charges*	(74.5)%	16.2%
	13.1%	16.1%

	Nine Months Ended September 30,
	2013	2012
Reported tax rate	18.9%	0.7%
Impact of certain receipts/charges*	(5.2)%	14.5%
	13.7%	15.2%
*These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the third quarter and first nine months of 2013, as compared to the same periods in 2012, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate and the impact of certain discrete tax items. In the third quarter of 2013, the receipts and charges included debt extinguishment charges, and acquisition-, litigation- and restructuring-related charges. In addition, the reported tax rate in the third quarter of 2013 was affected favorably by discrete tax items, primarily related to re-measurement of uncertain tax positions. In the first nine months of 2013, the receipts and charges included goodwill and intangible asset impairment charges, debt extinguishment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. In addition, the reported tax rate for the first nine months of 2013 was affected favorably by discrete tax items primarily related to the reinstatement of tax legislation that has been retroactively applied, offset in part by re-measurement and resolution of uncertain tax positions. In the third quarter of 2012, the receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. In addition, the reported tax rate in the third quarter of 2012 was affected unfavorably by discrete tax items primarily related to the re-measurement of an uncertain tax position. In the first nine months of 2012, the receipts and charges included goodwill and intangible asset impairment charges; litigation and restructuring-related net charges; and divestiture- and acquisition-related credits. In addition, the reported tax rate in the first nine months of 2012 was affected unfavorably by discrete tax items primarily related to the resolution and re-measurement of uncertain tax positions.
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

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. With the exception of our reorganization from regions to global business units effective January 1, 2013 and its impact to our goodwill and intangible asset valuation, there were no material changes in the nine months ended September 30, 2013 to the application of critical accounting policies and estimates as described in our 2012 Annual Report filed on Form 10-K for the year ended December 31, 2012.

Valuation of Intangible Assets

Certain of our amortizable intangible assets that relate to our CRM business ($4.442 billion globally as of September 30, 2013) are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. Key assumptions we have made in determining the recoverability of these assets include how we grouped our assets for purposes of measuring cash flows, the estimated life of those cash flows and our expectations for the amount of cash flows generated by these assets over their remaining useful life.

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

As of September 30, 2013, we continue to identify our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit holds $1.356 billion of allocated goodwill. The level of excess fair value over carrying value for this reporting unit identified during our annual goodwill impairment test was approximately 16 percent. In addition, future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within the global CRM reporting unit or other reporting units.
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
Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, reductions in reimbursement levels, product actions, and/or competitive technology developments;

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

Liquidity and Capital Resources
As of September 30, 2013, we had $571 million of cash and cash equivalents on hand, comprised of $155 million invested in money market and government funds, $281 million invested in short-term time deposits, and $135 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection.  We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and $300 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(in millions)	2013	2012
Cash provided by operating activities	$809	$891
Cash used for investing activities	(112)	(306)
Cash used for financing activities	(333)	(502)
Operating Activities
During the first nine months of 2013, we generated $809 million from operating activities, as compared to $891 million generated during the first nine months of 2012, a decrease of $82 million. This decrease was primarily driven by increases in our working capital, partially offset by a final cash receipt associated with our PROMUS® supply agreement with Abbott and a litigation-related cash receipt.
Investing Activities

During the first nine months of 2013, cash used for investing activities included $26 million of payments to acquire certain technologies and privately-held securities. Cash used for investing activities also included purchases of property, plant and equipment of $161 million that were partially offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in March 2013. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. In addition, our cash flow from investing activities included $30 million of proceeds related to the 2011 sale of our Neurovascular business to Stryker Corporation. During the first nine months of 2012, cash used for investing activities was comprised primarily of the acquisition of Cameron and purchases of property, plants and equipment.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2012 Annual Report filed on Form 10-K. During the first nine months of 2013, we repurchased approximately 32 million shares of our common stock for $275 million, pursuant to our authorized repurchase programs. During the first nine months of 2012, we repurchased approximately 87 million shares of our common stock for $500 million.

Debt

We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. We had total debt of $4.249 billion as of September 30, 2013 and $4.256 billion as of December 31, 2012. During the third quarter of 2013, we refinanced our public debt obligations maturing in June 2014 and January 2015 (see Senior Notes below). The debt maturity schedule for the significant components of our debt obligations as of September 30, 2013 is as follows:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Senior notes	$—	$—	$400	$600	$250	$2,550	$3,800
Term loan	—	$—	$—	$80	$80	$240	$400
	$—	$—	$400	$680	$330	$2,790	$4,200

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to terminated interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility
We maintain a $2.0 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of September 30, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of September 30, 2013). There were no amounts borrowed under our revolving credit facility as of September 30, 2013 or December 31, 2012.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2013
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	5.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2013, we had $287 million of the restructuring exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any net excluded cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of September 30, 2013, we had approximately $2.278 billion of the combined legal and debt exclusion remaining. As of and through September 30, 2013, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Term Loan
In August 2013, we entered into a new $400 million, unsecured term loan facility. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a 5-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage; the maximum leverage ratio requirement is 3.5 times, our actual leverage ratio as of September 30, 2013 is 2.4 times and the minimum interest coverage ratio requirement is 3.0 times, our actual interest coverage ratio as of September 30, 2013 is 5.4 times. We had $400 million outstanding under this facility as of September 30, 2013 and no borrowings outstanding as of December 31, 2012.
Senior Notes
We had senior notes outstanding of $3.800 billion and $4.200 billion as of September 30, 2013 and December 31, 2012 respectively. In August 2013, we issued $600 million of 2.65% senior notes due in 2018, and $450 million of 4.125% senior notes due in 2023. In September 2013, we used the proceeds, together with borrowings under our new $400 million term loan facility, to prepay $600 million of senior notes maturing in June 2014 and $850 million maturing in January 2015. We recorded a one-time charge of $70 million ($44 million after-tax) for premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early debt extinguishment. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a credit and security facility secured by our U.S. trade receivables. In June 2013, we extended the maturity of this facility through June 2015, subject to further extension, reduced the size of the facility from $350 million to $300 million and added a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of September 30, 2013 is 2.4 times. We had no borrowings outstanding under this facility as of September 30, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $306 million as of September 30, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $166 million of receivables as of September 30, 2013 at an average interest rate of 3.3 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of September 30, 2013, our net receivables in these countries greater than 180 days past due totaled $78 million, of which $28 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a Japanese bank that provide for borrowings, promissory notes discounting, and receivables factoring of up to 21.0 billion Japanese yen (converted to approximately $214 million as of September 30, 2013). We de-recognized $156 million of notes receivables as of September 30, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivables as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of September 30, 2013, we had outstanding letters of credit of $74 million, as compared to $94 million as of December 31, 2012, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2013 and December 31, 2012, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2013 or December 31, 2012. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.

Equity
During the first nine months of 2013 and 2012, we received $59 million and $20 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. We repurchased approximately 32 million shares of our common stock during the first nine months of 2013 for $275 million, pursuant to our authorized repurchase programs discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2012 Annual Report filed on Form 10-K. As of September 30, 2013, we had $885 million remaining authorization under our 2013 share repurchase program and no remaining shares authorized under our previous share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $77 million for the first nine months of 2013 and $85 million for the first nine months of 2012.
Contractual Obligations and Commitments

During the third quarter of 2013, we re-paid $1.450 billion of previously existing senior notes and issued $1.050 billion of new senior notes and entered into a new $400 million, unsecured term loan facility. See Liquidity and Capital Resources and Note F - Borrowings and Credit Arrangements for further details regarding these transactions and the terms of our new senior notes and term loan. In addition, certain of our acquisitions involve the payment of contingent consideration. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2012 Annual Report filed on Form 10-K.
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

Our accrual for legal matters that are probable and estimable was $683 million as of September 30, 2013 and $491 million as of December 31, 2012, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and nine months ended September 30, 2013 and 2012, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - This amount represent (a) a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013; (b) non-cash write-downs of certain intangible asset balances in the second quarter of 2013; (c) a non-cash write-down of our goodwill balance attributable to our U.S. Cardiac Rhythm Management reporting unit in the third quarter of 2012; (d) a non-cash write-down of our goodwill balance attributable to our Europe, Middle East and Africa (EMEA) reporting unit in the second quarter of 2012; and (e) non-cash write-downs of certain intangible asset balances in the second and third quarters of 2012. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition-related charges (credits) - These adjustments consist of (a) contingent consideration fair value adjustments; and (b) due diligence, other fees and exit costs. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior acquisitions that are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Divestiture-related charges (credits) - These amounts represent separation costs or recognized gains associated with the sale of our Neurovascular business in January 2011. Separation costs and gains represent those associated with the divestiture and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related net charges (credits) - These adjustments represent primarily severance and other direct costs associated with our 2011 Restructuring plan. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Litigation-related net charges (credits) - These adjustments include certain significant product liability and other litigation-related charges and credits. These amounts are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Debt extinguishment charges - This item represents premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.450 billion of debt during the third quarter of 2013. These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Quarterly Report on Form 10-Q and information incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business strategy and related financial returns; our growth initiatives, including our emerging markets strategy and investments; acquisitions and related payments, and the integration and impact of acquired businesses and technologies; finalizing the separation of our Neurovascular business and associated payments; the timing and impact of our restructuring and plant network optimization initiatives, including expected costs and cost savings; our cash flow and use thereof; our outstanding accounts receivable in Europe; changes in the market and our market share for our businesses; procedural volumes and pricing pressures;

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

•	Our ability to retain and attract key personnel, including in our cardiology and CRM sales force and other key cardiology and CRM personnel;

•	The impact of U.S. government sequestration, failure to increase the debt ceiling and/or future government shutdowns;

•	The impact of enhanced requirements to obtain regulatory approval in the United States and around the world, including the associated timing and cost of product approval; and

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

•
Risks associated with international operations and investments, including the timing and collectibility of customer payments, political and economic conditions, protection of our intellectual property, compliance with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and similar laws in other jurisdictions and U.S. and foreign export control, trade embargo and custom laws, as well as changes in reimbursement practices and policies;

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2014 Restructuring plan, 2011 Restructuring plan as expanded, and as a result of our 2010 Restructuring plan and Plant Network Optimization program, as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.404 billion as of September 30, 2013 and $4.411 billion as of December 31, 2012. We recorded $200 million of other assets and $44 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2013, as compared to $121 million of other assets and $57 million of other liabilities as of December 31, 2012. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $268 million as of September 30, 2013 and $270 million as of December 31, 2012. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $328 million as of September 30, 2013 and by $319 million as of December 31, 2012. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative contracts outstanding as of September 30, 2013 and December 31, 2012. As of September 30, 2013, we had $4.249 billion of outstanding debt obligations, of which approximately 91% was at fixed interest rates and approximately 9% at a floating rate.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note I – Income Taxes and Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2012 Annual Report filed on Form 10-K, and in “Part II, Item 1A. Risk Factors” in our Quarterly Reports filed on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, which could materially affect our business, financial condition or future results.
We may not realize the expected benefits from our restructuring and optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to additional unintended consequences.

In October 2013, we announced a restructuring initiative (the 2014 Restructuring plan). The 2014 Restructuring plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen its operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization (PNO) strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. Also, in January 2013, we announced an expansion of our 2011 Restructuring plan (the Expansion), which is intended to further strengthen our operational effectiveness and efficiencies and support new investments, which we expect to increase stockholder value. Key activities under the Expansion include further initiatives to: standardize and automate certain processes and activities; relocate select administrative and functional activities; rationalize organizational reporting structures; expand shared services; and align expenses to revenues within certain divisions and geographic regions. In addition, they include further efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. Further, in February 2010, we announced a 2010 Restructuring plan designed to strengthen and position us for long-term success. Key activities under the 2010 Restructuring plan included the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the realignment of our international structure; and the reprioritization and diversification of our product portfolio. Additionally, in January 2009, we announced our Plant Network Optimization program, aimed at simplifying our plant network, reducing our manufacturing costs and improving gross margins. Activities under our 2010 Restructuring plan were completed in 2012, and our Plant Network Optimization program was substantially completed in 2012. Cost reduction initiatives under these collective plans include various cost and efficiency improvement measures, which may include headcount reductions; the relocation of certain resources as well as administrative and functional activities; the closure of certain facilities; the transfer of certain production lines; the sale of certain non-strategic assets and other efforts to streamline our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity. We may be unable to attract or retain key personnel. Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, headcount reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our expense reduction programs result in charges and expenses that impact our operating results. We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
07/01/13 - 07/31/13	—	$—	—	$—
08/01/13 - 08/31/13	6,762,586	$11.07	6,762,586	$884,544,387
09/01/13 - 09/30/13	—	$—	—	$—
Total	6,762,586	$11.07	6,762,586	$884,544,387

*On July 28, 2011, we announced that our Board of Directors had re-approved approximately 37 million shares for repurchase which remained available under a previous share repurchase program at such time. On January 29, 2013, we announced that our Board of Directors had approved a new program authorizing the repurchase of up to $1.0 billion of our common stock. As of September 30, 2013, we had $885 million remaining authorization under our 2013 share repurchase program and no remaining shares authorized under our previous share repurchase program.

ITEM 6. EXHIBITS (* documents filed with this report, ** documents furnished with this report, # compensatory plans or arrangements)

4.1	2.650% Senior Notes due 2018 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K filed August 13, 2013, File No. 001-11083)

4.2	4.125% Senior Notes due 2023 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K filed August 13, 2013, File No. 001-11083)

10.1
Form of Transition and Separation Agreement between Jeffrey D. Capello and Boston Scientific Corporation (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed October 24, 2013, File No. 011-11083)#

10.2
Form of Offer Letter dated October 22, 2013 between Daniel J. Brennan and Boston Scientific Corporation (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed October 24, 2013, File No. 011-11083)#

10.3
Boston Scientific Corporation 2014 Annual Bonus Plan, effective as of January 1, 2014 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed October 25, 2013, File No. 011-11083)#

10.4
Boston Scientific Corporation 2014 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed October 25, 2013, File No. 011-11083)#

10.5	Boston Scientific Corporation 2014 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed October 25, 2013, File No. 011-11083)#

10.6*	Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, Amended and Restated effective as of January 1, 2014#

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2013.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer