Form 10-K
period 2013-12-31
BOSTON SCIENTIFIC CORP
filed 2014-02-26
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $12.3 billion based on the last reported sale price of $9.27 of the registrant’s common stock on the New York Stock Exchange on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, directors and the director emeritus of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 1,324,192,809.
Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
We seek to diversify our product portfolio by realigning our research and development spend and focusing our business development investment toward higher growth opportunities. We are focused on executing on our committed growth adjacencies while increasing our access to developing technologies and solutions. Through this diversification we expect to increase our opportunity for growth in areas that complement our core businesses.

•	Drive Global Expansion
By expanding our global commercial presence, we seek to increase revenue and market share, and strengthen our relationships with leading physicians and their clinical research programs. We are focused on expanding into emerging markets. We are focused on building new capabilities and innovative commercial models in countries whose economies and healthcare sectors are growing rapidly. We have local leadership teams with extensive in-country experience to help strengthen our position in these fast-growing regions.

•	Fund the Journey to Fuel Growth
We are driving continuous improvement to expand our profitability, optimizing our manufacturing cost structure, reducing our corporate infrastructure and re-allocating spending to support our growth initiatives.

•	Develop Key Capabilities
We intend to develop key capabilities that enable us to deliver economic and customer focused products and solutions aligned to the needs of the marketplace. We are globally focused on building a culture of empowerment and engagement while improving our diversity.
We believe that our execution of these strategic imperatives will drive innovation, accelerate profitable revenue growth and increase stockholder value.
Products
During 2013, our products were offered for sale by seven core businesses - Interventional Cardiology, Cardiac Rhythm Management (CRM), Endoscopy, Peripheral Interventions (PI), Urology and Women’s Health, Neuromodulation, and Electrophysiology (EP). In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation (Stryker). We continued to generate sales from the Neurovascular business pursuant to our supply and distribution agreements with Stryker through mid-2013, when these agreements substantially completed.
During 2013, we derived 28 percent of our sales from our Interventional Cardiology business, 27 percent of our sales from our CRM business, 18 percent of our sales from our Endoscopy business, 11 percent of our sales from our Peripheral Interventions business, seven percent of our sales from our Urology and Women’s Health business, six percent of our sales from our Neuromodulation business, and two percent of our sales from our Electrophysiology business. Approximately one percent of our 2013 sales were derived from the Neurovascular business that we sold to Stryker.
The following section describes certain of our product offerings:
Cardiovascular
Interventional Cardiology
Coronary Stent Systems

Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. We believe we have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development, strategic alliances and scientific research of drug-eluting stent systems. We market a broad portfolio of internally-developed and self-manufactured drug-eluting stents including the Promus® Element™ and Promus® Element™ Plus everolimus-eluting stents, as well as our TAXUS® Element™ and Ion™ paclitaxel-eluting stents. In addition, in Europe we market the SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating. The SYNERGY Stent is unique in that its proprietary polymer and everolimus drug coating dissipate by three months. This innovation has the potential to improve post-implant vessel healing and will eliminate long-term polymer exposure, which is a possible cause of late adverse events. In February 2013, we received Conformite Europeenne (CE) Mark approval and, in the fourth quarter of 2013, Food and Drug Administration (FDA) clearance for our next-generation Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System.
Core Coronary Technology
We market a broad line of products used to treat patients with atherosclerosis, a principal cause of coronary artery obstructive disease which is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial openings caused by the progressive development of deposits of plaque. Our product offerings include balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures.

Intraluminal Ultrasound Imaging

We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels. Our latest Intravascular Ultrasound Imaging catheter, OptiCross™, received regulatory approval in the third quarter of 2013 and has been launched in all major markets worldwide. The iLab® Ultrasound Imaging System continues as our flagship console and is compatible with our full line of imaging catheters. This system is designed to enhance the diagnosis and treatment of blocked vessels and heart disorders. Further, iLab systems have been placed in cardiology labs worldwide, which provide an installed base through which we expect to launch new products, including an integrated Fractional Flow Reserve (FFR) device.

Structural Heart Therapy

In January 2011, we completed the acquisition of Sadra Medical, Inc. (Sadra). Through the acquisition of Sadra, we have developed a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. In the fourth quarter of 2013, we received CE Mark approval and launched the Lotus™ Valve System in Europe.

In March 2011, we completed the acquisition of Atritech, Inc. (Atritech). Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation (AF) who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN® LAA), developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. Additionally in August 2012, European regulators approved an expanded indication for the WATCHMAN® LAA Closure Device. The new indication offers patients with AF, and a contraindication to warfarin and the newer oral anticoagulants, a new treatment option for stroke reduction. In the first half of 2013, we submitted the results of the US IDE trial, PREVAIL, to the FDA. The FDA Circulatory System Device Panel met in December of 2013 and voted favorably by a majority, Yes: 13, No:1, that there is reasonable assurance the device is safe, there is reasonable assurance of efficacy, and the benefits of the WATCHMAN® LAA Closure Device outweigh the risks. We expect FDA approval of the device in the first half of 2014.
Peripheral Interventions
We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular stenting. Our peripheral product offerings include stents, balloon catheters, wires, peripheral embolization devices and vena cava filters. Our peripheral angioplasty balloon technology includes our next-generation Mustang™ PTA balloon, our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures, and our Charger™ PTA Balloon Catheter, a 0.035” percutaneous transluminal angioplasty balloon catheter designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries. With our Coyote, Mustang and Charger devices, we offer balloons across all size platforms. Our peripheral stent technology includes our EPIC™ self-expanding nitinol stent system our Carotid WALLSTENT® stent system, and our Innova™ self-expanding stent system. In 2013, we launched our 0.035" RubiconTM Support Catheter in both the United States and Europe, and received FDA clearance and CE Mark approval for DirexionTM torqueable microcatheter. In August 2013, we completed enrollment in our clinical trial evaluating the long-term safety and effectiveness of the Innova™ self-expanding stent system, expected to support regulatory submissions in the U.S., Canada and Japan. In October 2013, we began our study designed to evaluate the safety and performance of the self-expanding Innova™ drug-eluting stent system designed to treat Superficial Femoral Artery (SFA) lesions.

During the fourth quarter of 2012, we acquired Vessix Vascular, Inc. (Vessix), a developer of catheter-based renal denervation systems for the treatment of uncontrolled hypertension. Through the acquisition of Vessix, we added a second generation, highly differentiated technology to our hypertension strategy and launched this technology in Europe in May 2013. We plan to carefully examine the forthcoming available data from a competitor’s recently completed U.S. pivotal trial in renal denervation for treatment-resistant hypertension, with respect to which the competitor announced in January 2014 that it failed to meet its primary efficacy endpoint. We plan to work collaboratively with the scientific community to determine the next steps for the design of our Vessix clinical program.

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
Rhythm Management
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

We market our INGENIO™ family of pacemaker systems in the U.S. and Europe, and our INGENIO™ and ADVANTIO™ pacemakers are approved in Europe for use in patients in need of a magnetic resonance imaging (MRI) scan. Our cardiac resynchronization therapy pacemaker product offerings include our INVIVE™ system, which is built on the same platform as our high voltage cardiac resynchronization therapy defibrillator, is enabled for remote patient monitoring, and includes features that promote ease of use. Also during the first half of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has CE Mark approval and during the third quarter of 2012 received FDA approval. With this technology, we are able to offer our physician customers an entirely new option to treat their patients who are at risk for sudden cardiac arrest. In the fourth quarter of 2013, we received CE Mark approval and performed first implants of our X4 line of quadripolar CRT-D systems, including AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 cardiac resynchronization therapy defibrillators, a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system.
Electrophysiology
Within our Electrophysiology business, we develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Included in our product offerings are radio frequency (RF) generators, steerable RF ablation catheters, intracardiac ultrasound catheters, diagnostic catheters, delivery sheaths, and other accessories. Our leading products include the Blazer® and Blazer Prime® line of temperature ablation catheters, designed to deliver enhanced performance and responsiveness. Our cooled ablation portfolio includes our closed-loop irrigated catheter, the Chilli II® cooled ablation catheter, and the Health Canada and CE Mark approved Blazer™ Open-Irrigated ablation catheter with a unique Total Tip Cooling™ Design. The Blazer™ Open-Irrigated Catheter, our latest radiofrequency ablation (RFA) catheter is designed to treat a variety of arrhythmias such as atrial fibrillation, atrial flutter, ventricular tachycardia and other supraventricular tachycardias. In the third quarter of 2013, we received FDA approval for the IntellaTip MiFiTM XP catheter, with MicroFidelity sensor technology, representing a new generation of high-resolution ablation catheters for treatment of atrial flutter.
During the fourth quarter of 2012, we acquired Rhythmia Medical, Inc. (Rhythmia), a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We received CE Mark approval for the Rhythmia technology during the second quarter of 2013 and FDA approval during the third quarter of 2013 and expect to launch the product in 2014. In November 2013, we completed the acquisition of the electrophysiology business of C.R. Bard Inc. (Bard EP). We believe that this transaction adds a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and state of the art electrophysiology recording systems. We believe that the Rhythmia and Bard EP acquisitions, as well as our other expected product launches, will help to position us to participate more competitively in the fast-growing Electrophysiology market.

MedSurg
Endoscopy
Gastroenterology

We market a broad range of products to diagnose, treat and ease a variety of digestive diseases, including those affecting the esophagus, stomach, liver, pancreas, duodenum, and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers as well as esophageal, biliary, pancreatic and colonic cancer. We offer the Radial Jaw® 4 Single-Use Biopsy Forceps, which are designed to enable collection of large high-quality tissue specimens without the need to use large channel therapeutic endoscopes. Our exclusive line of RX Biliary System™ devices are designed to provide greater access and control for physicians to diagnose and treat challenging conditions of the bile ducts, such as removing gallstones, opening obstructed bile ducts and obtaining biopsies in suspected tumors. We also market the Spyglass® Direct Visualization System for direct imaging of the pancreatico-biliary system. The Spyglass® System is the first single-operator cholangioscopy device that offers clinicians a direct visualization of the pancreatico-biliary system and includes supporting devices for tissue acquisition, stone management and lithotripsy. Our products also include the WallFlex® family of stents, in particular, the WallFlex® Esophageal line and WallFlex® Biliary line for treatment of biliary strictures. We continue to conduct clinical research to determine if our clinical data can support expanded indications and thus benefit additional patients. In addition, within our hemostasis franchise, we offer our Resolution® Clip Device for gastrointestinal bleeding, engineered to enable opening and closing up to five times prior to deployment.
Interventional Bronchoscopy
We market devices to diagnose, treat and ease pulmonary disease systems within the airway and lungs. Our products are designed to help perform biopsies, retrieve foreign bodies from the airway, open narrowings of an airway, stop internal bleeding, and ease symptoms of some types of airway cancers. Our product line includes pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate narrowed airway passages or for tumor management. In 2010, we completed our acquisition of Asthmatx, Inc., which added to our Endoscopy portfolio a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has CE Mark, China Food and Drug Administration and U.S. FDA approval and is the first device-based asthma treatment approved by the FDA. Beginning January 1, 2013, the America Medical Association (AMA) Current Procedural Terminology (CPT) editorial panel assigned category I CPT codes specifically for bronchial thermoplasty. The Category I CPT procedure codes are recognized by all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. In addition, during the third quarter of 2013, the five-year data from the AIR2 clinical trial were published in the Journal of Allergy and Clinical Immunology, which showed that the Alair System provided long-term asthma control, demonstrated by a sustained reduction in the rate of severe exacerbations and emergency room visits over a five year period after treatment. We expect that the Alair technology will continue to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.
Urology and Women’s Health
Our Urology and Women’s Health division develops, manufactures and sells devices to treat various urological and gynecological disorders. Within our Urology business, we sell a variety of products designed to treat patients with urinary stone disease and benign prostatic hyperplasia (BPH). We offer a full line of stone management products, including ureteral stents, wires, lithotripsy devices, stone retrieval devices, sheaths, balloons and catheters. Within our Women's Health business, we market a range of devices for the treatment of conditions such as female urinary incontinence, pelvic floor reconstruction (rebuilding of the anatomy to its original state), and menorrhagia (excessive menstrual bleeding). We offer a full breadth of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, and suturing devices. We market our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia.

Neuromodulation
Within our Neuromodulation business, we market the Precision® and Precision SpectraTM Spinal Cord Stimulator (SCS) systems, used for the management of chronic pain. This system delivers pain management by applying an electrical signal to mask pain signals traveling from the spinal cord to the brain. Our lead product offerings include the Infinion™ 16 Percutaneous Lead, the world's first and only 16-contact percutaneous lead, and our Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems, which are designed to provide physicians with more treatment options for their chronic pain patients. These leads provide the broadest range of percutaneous lead configurations in the industry. We received CE Mark approval for the Precision Spectra™ SCS System during the fourth quarter of 2012 and we commenced our U.S. commercial launch of the device during the first quarter of 2013 following FDA approval.  The Precision SpectraTM SCS System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. We believe that we continue to have a technology advantage compared to our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely.  In May 2013, we began our study designed to determine whether occipital nerve stimulation (ONS) using the Precision® System can safely and effectively treat chronic migraine when used in conjunction with anti-migraine medications.
In 2012, we received CE Mark approval for the use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease in Europe. We also began our U.S. pivotal study for the treatment of Parkinson's disease in 2013. We believe we have an exciting opportunity in DBS with the Vercise™ DBS System, which is designed to selectively stimulate targeted areas of the brain to customize therapy for patients and minimize side effects of unwanted stimulation.  In the fourth quarter of 2013, we announced CE Mark approval for our Vercise™ DBS System for the treatment of intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions.
Innovation
Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. In addition, we have undertaken strategic acquisitions to help enable us to continue to be a leader in the medical device industry. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, strategic growth adjacencies. We have closed several acquisitions targeting many of these areas. In 2011, we completed the acquisitions of Sadra Medical, Inc., Intelect Medical, Inc., ReVascular Therapeutics, Inc., and Atritech, Inc., and in 2012, we completed the acquisitions of Cameron Health Inc., BridgePoint Medical, Inc., Rhythmia Medical Inc., and Vessix Vascular Inc., all discussed above. In the fourth quarter of 2013, we completed the acquisition of the electrophysiology business of C.R. Bard Inc. There can be no assurance that technologies developed internally or acquired through acquisitions and alliances will achieve technological feasibility, obtain regulatory approvals or gain market acceptance, and any delay in the development or approval of these technologies may adversely impact our ability to drive future growth.
Research and Development
Our investment in research and development is critical to driving our future growth. We expended $861 million on research and development in 2013, $886 million in 2012, and $895 million in 2011, representing approximately 12 percent of our net sales each year. Our investment in research and development reflects:

•	regulatory compliance, clinical science, and internal research and development programs, as well as other programs obtained through our strategic acquisitions and alliances; and

•	engineering efforts which incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.

We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter adjacent markets. We are transforming the way we conduct research and development and are scrutinizing our cost structure, which we believe will enable increased development activity and faster concept to market timelines. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer and manufacture innovative products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. We believe this collaboration allows these teams to concentrate resources on the most viable and clinically relevant new products and technologies, and focus on bringing them to market in a timely and cost-effective manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We believe our future success will depend upon the strength of these development efforts.
Marketing and Sales
During 2013, we marketed our products to over 13,000 hospitals, clinics, outpatient facilities and medical offices in approximately 100 countries worldwide. The majority of our net sales are derived from countries in which we have direct sales organizations. We also have a network of distributors and dealers who offer our products in certain countries and markets, which accounts for our remaining sales. We expect to continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. We are not dependent on any single institution and no single institution accounted for more than ten percent of our net sales in 2013 or 2012; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales. We have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our businesses maintains dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with physicians. We believe that we have positive working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients.
International Operations
International net sales accounted for approximately 47 percent of our net sales in 2013. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. We are investing in infrastructure in emerging markets in order to introduce products and strengthen our sales capabilities in these countries. A discussion of the risks associated with our international operations is included in Item 1A of this Annual Report.
As of December 31, 2013, we had six international manufacturing facilities, including three in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 57 percent of our products sold worldwide during 2013 were manufactured at these facilities. Additionally, we maintain international research and development capabilities in Ireland, as well as physician training centers in France, Japan and China.
Manufacturing and Raw Materials
We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. We believe by sourcing global manufacturing by technology capabilities, we are able to leverage our existing resources and concentrate on the development and commercial launch of new products and the enhancement of existing products. We continue to implement new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs, and have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness.

Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. We consistently monitor our inventory levels, manufacturing and distribution capabilities, and maintain recovery plans to address potential disruptions that we may encounter. However, significant interruptions in the manufacturing of our products for an extended duration may result in loss of market share, which could adversely affect our results of operations and financial condition.
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
In certain cases we may not be able to quickly establish additional or replacement suppliers for specific materials, components or products, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, components or products could adversely affect our operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems. In addition, our products require sterilization prior to sale and we utilize a mix of internal resources and third-party vendors to perform this service. We believe we have capabilities sufficient to sterilize our products; however, to the extent we or our third-party sterilizers are unable to sterilize our products, whether due to capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (SEC) promulgated new rules applicable to public companies like us that use certain minerals and metals, known as conflict minerals, in their products. The rules require us to undertake measures to understand the origin and, as need be, source of conflict minerals within our supply chain and to disclose, among other things, those measures and whether or not any such conflict minerals originated from the Democratic Republic of the Congo and adjoining countries. These requirements could, directly or indirectly, adversely affect the sourcing, availability and pricing of such minerals if they are found to be sourced from that region. In addition, we will incur additional costs to comply with the requirements, including with respect to measures undertaken to understand the origin and, as need be, source of conflict minerals used in our products.
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
Environmental Regulation and Management
We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We do not believe that compliance with environmental laws will have a material impact on our capital expenditures, earnings or competitive position. However, given the scope and nature of these laws, there can be no assurance that environmental laws will not have a material impact on our results of operations. We assess potential environmental contingent liabilities on a regular basis. At present, we are not aware of any such liabilities that would have a material impact on our business.
We believe that sound environmental, health and safety performance contributes to our competitive strength while benefiting our customers, shareholders and employees. We are focused on continuous improvement in these areas by reducing pollution, the depletion of natural resources, and our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. We are certified to the FTSE4Good Corporate Social Responsibility Index, managed by The Financial Times and the London Stock Exchange, which measures the performance of companies that meet globally recognized standards of corporate responsibility. This certification recognizes our dedication to those standards, and it places us in a select group of companies with a demonstrated commitment to responsible business practices and sound environmental policies.
In 2013, we completed an initiative and obtained ISO14001 certification at our 14 major manufacturing plants and Tier 1 distribution centers around the world. ISO14001 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. Using this environmental management system and the specific attributes of our certified locations in the United States, Ireland, Costa Rica and the Netherlands, we continue to improve our environmental performance and reduce our environmental footprint.
Competition
We encounter significant competition across our product lines and in each market in which we sell our products from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories; Medtronic, Inc.; St. Jude Medical, Inc.; and Cook Medical; as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
We believe that our products and solutions compete primarily on their ability to deliver both clinical and economic outcomes for our customers; while also continuing to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, as well as to provide ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could continue to put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. We recognize that our continued competitive success will depend upon our ability to offer products and solutions that offer differentiated clinical and economic outcomes; create or acquire innovative, scientifically advanced technology; apply our technology and solutions cost-effectively and with superior quality across product lines and markets; develop or acquire proprietary products and solutions; attract and retain skilled personnel; obtain patent or other protection for our products; obtain required regulatory and reimbursement approvals; continually enhance our quality systems; manufacture and successfully market our products and solutions either directly or through outside parties; and supply sufficient inventory to meet customer demand.
Medical Device Regulatory Approvals
The medical devices that we manufacture and market are subject to regulation by numerous worldwide regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device.
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
In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We are also required to comply with the regulations of each other country where we commercialize products, such as the requirement that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) and China Food and Drug Administration before we can launch new products in Japan and China, respectively.
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
International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, on existing regulations. Certain regulators are requiring local clinical data in addition to global clinical data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future.
Government Affairs
We maintain a global Government Affairs presence, headquartered in Washington D.C., to actively monitor and advocate on myriad legislation and policies impacting us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and Administration office, state legislatures and regulatory agencies, and governments overseas on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, while also advancing our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office also manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general.

Healthcare Policies
Political, economic and regulatory influences around the globe continue subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation); coverage and payment policies; comparative effectiveness of therapies; technology assessments; and health care delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies, and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payors, and other stakeholders may be significant and may take a longer period of time to gain widespread adoption. In addition, the impact to our business of the United States’ Patient Protection and Affordable Care Act's (ACA) provisions related to coverage expansion, payment reforms, and delivery system changes remains uncertain. Additionally, the ACA imposed a 2.3 percent excise tax on medical device manufacturers on U.S. sales of Class I, II and III medical devices beginning in January 2013. We recorded $73 million of expense within our selling, general and administrative expenses for 2013 as a result of this excise tax.
In addition, the federal government, as part of the ACA, and certain state governments have enacted laws aimed at increasing transparency in relationships between medical device, biologics and pharmaceutical companies and healthcare professionals (HCPs). As a result, we are required by law to report many types of payments made and items of value provided to HCPs licensed by certain states. In addition, certain foreign jurisdictions are currently acting to implement similar laws. Failure to adhere to our policies, comply with required laws or implement adequate policies and practices to address changes to legal and regulatory requirements could have a negative impact on our results of operations.
We expect that pricing of medical devices will remain under pressure as governments and purchasers implement payment reforms such as prospective payment systems for hospital care, value-based purchasing, and accountable care organizations (ACOs). Some governments also seek to limit the growth of healthcare costs through price regulation. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan and Europe and other markets may limit reimbursement levels for procedures using our products, which in turn may influence a hospital’s or physician's selection of products used to treat patients. In Japan, the government reviews reimbursement rate benchmarks every two years, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures.
We also expect marketplace changes to place pressure on medical device pricing as hospitals consolidate and large group purchasing organizations (GPOs), hospital networks and other groups that seek to aggregate purchasing power continue to take shape globally. Similarly, governments are increasing the use of tenders, placing pressure on medical device pricing.
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
Third-party payors and governments may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement decisions by payors for these services are based on a wide range of methodologies that may reflect the services' assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies and decisions confer different, and sometimes conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies and decisions are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates, often downwards, and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors' coverage policies will not adversely affect our ability to sell our products profitably.
Proprietary Rights and Patent Litigation
We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2013, we held more than 16,000 patents, and had approximately 7,200 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license, except for those relating to our drug-eluting coronary stent systems, is material in relation to our business as a whole.
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

We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Item 3 and Note K – Commitments and Contingencies to our 2013 consolidated financial statements included in Item 8 of this Annual Report for a discussion of intellectual property and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note K, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows.
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
Employees
As of December 31, 2013, we had approximately 23,000 employees, including approximately 10,000 in operations; 7,000 in selling, marketing and distribution; 4,000 in clinical, regulatory and research and development; and 2,000 in administration. Of these employees, we employed approximately 11,000 outside the U.S., approximately 6,000 of whom are in the manufacturing operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success.
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
Through the Boston Scientific Foundation, established in 2001, we fund non-profit organizations in our local U.S. communities. Community grants focus on increasing access to quality healthcare and improving educational opportunities, particularly with regards to science, technology, engineering and math (STEM) education.
Seasonality
Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have historically been lighter in the third quarter of the year, as compared to other quarters. This reflects, among other factors, lower demand during summer months in the northern hemisphere, particularly in European countries.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. SEC. Printed copies of these posted materials are also available free of charge to shareholders who request them in writing from Investor Relations, One Boston Scientific Place, Natick, MA 01760-1537. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Annual Report and information incorporated by reference into this Annual Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business strategy and related financial returns; our growth initiatives, including our emerging markets strategy and investments; acquisitions and related payments, and the integration and impact of acquired businesses and technologies; the timing and impact of our restructuring and plant network optimization initiatives, including expected costs and cost savings; our intention not to pay dividends; our cash flow and use thereof; our outstanding accounts receivable in Europe; our estimates for the U.S. and worldwide CRM markets; our estimates for the worldwide coronary stent market; changes in the market and our market share for our businesses; procedural volumes and pricing pressures; competitive pressures facing our businesses; our royalty and other expenses; clinical trials, including timing and results; our product portfolio; product development and iterations; new and existing product launches, including their timing and acceptance, and their impact on the market, our market share and our business; our expectation to expand product launches internationally; competitive product launches; product performance and our ability to gain a competitive advantage; the strength of our technologies and pipeline; regulatory approvals, including their timing; our regulatory and quality compliance; compliance with laws, including environmental laws; expected research and development efforts and the allocation of research and development expenditures; our sales and marketing strategy, including the use of distributors and dealers; the impact resulting from the implementation of healthcare cost containment initiatives and healthcare reforms; third party coverage and reimbursement practices; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand; goodwill and other intangible asset impairment analysis and charges; the effect of new accounting pronouncements on our financial results; the impact of healthcare reform legislation, including compliance with the Affordable Care Act; the effect of current global economic conditions; the effect of new and proposed tax laws, including the medical devise excise tax; the outcome and timing of transfer pricing and transactional-related matters pending before taxing authorities; our tax position and income tax reserves, and our ability to realize all our deferred tax assets; the outcome and impact of intellectual property, qui tam actions, governmental investigations and proceedings and litigation matters; adequacy of our reserves; the drivers and impact of our investment ratings; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants contained in our credit facilities, or to renegotiate the terms of or obtain waivers for compliance with those covenants. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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

•	Variations in clinical results, reliability or product performance of our or our competitors’ products;

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

•
The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act (FCA) and similar laws in other jurisdictions; U.S. Foreign Corrupt Practices Act (FCPA) and/or similar laws in other jurisdictions; and U.S. and foreign export control, trade embargo and custom laws;

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

•
Risks associated with international operations and investments, including the timing and collectability of customer payments, political and economic conditions, protection of our intellectual property, compliance with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and/or similar laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws, as well as changes in reimbursement practices and policies;

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2014 Restructuring plan and our 2011 Restructuring plan as expanded, as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Net sales from drug-eluting coronary stent systems represented approximately 16 percent of our consolidated net sales during 2013. In 2013, lower average selling prices driven by competitive and other pricing pressures and declines in procedural volumes resulted in a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of the market. There can be no assurance that these and other factors will not further impact our share of the U.S. or worldwide drug-eluting stent markets, that we will regain or gain share of the U.S. or worldwide drug-eluting stent markets, or that the size of the U.S. drug-eluting stent market will reach previous levels or will not decline further, all of which could materially adversely affect our results of operations or financial condition. In addition, a delay in the timing of the launch of next-generation products, the overall performance of, and continued physician confidence in, those products may result in a further decline in our market share and have an adverse impact on our results of operations.
Net sales from our CRM group represented approximately 27 percent of our consolidated net sales in 2013. Our CRM net sales declined in 2013 primarily due to the impact of average selling price pressures driven by governmental, competitive and other pricing pressures, partially offset by slight increases in unit volumes. There can be no assurance that the size of the CRM market will increase above existing levels or that we will be able to increase CRM market share or increase net sales in a timely manner, if at all. Decreases in market size or our share of the CRM market and decreases in net sales from our CRM products could have a significant impact on our financial condition or results of operations. In addition, our inability to increase our worldwide CRM net sales could result in future goodwill and other intangible asset impairment charges. Further, variability in the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, or may result in a loss of market share and adversely impact our results of operations.

Consolidation in the healthcare industry could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
Because healthcare costs have risen significantly over the past decade, numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have catalyzed a consolidation trend in the healthcare industry to aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services to industry participants has become and will continue to become more intense. This in turn has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories; Medtronic, Inc.; St. Jude Medical, Inc. and Cook Medical, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
Additionally, the medical device markets in which we primarily participate are characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop or acquire new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.
We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations which could have a material impact on our business, financial condition or results of operations.
International net sales accounted for approximately 47 percent of our global net sales in 2013, with sales from emerging markets accounting for approximately eight percent. An important part of our growth strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in in emerging markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to political and economic conditions; foreign currency exchange and interest rate fluctuations; competitive products offerings; local product preferences and requirements; intellectual property protection; and, in certain foreign countries, longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth market share and operating profits from our international operations may be adversely affected.
Our international operations are subject to established and developing legal and regulatory requirements for medical devices in each country in which our products are marketed and sold. Most foreign countries have medical device regulations. Further, most countries outside of the U.S. require product approvals be renewed or recertified on a regular basis in order to continue to be marketed and sold there. In addition, several countries that previously did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, on existing regulations, including requiring local clinical data in addition to global clinical data. These factors have caused or may cause us to experience more uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, which could affect our ability to obtain approvals for our products in those jurisdictions and adversely impact our net sales, market share and operating profits from our international operations.
Further, international markets are increasingly being affected by economic pressure to contain reimbursement levels and healthcare costs; and certain international markets may also be affected by foreign government efforts to harmonize reimbursement rates and ultimately reduce selling prices of our products, which may adversely impact our net sales, market share and operating profits from our international operations.
In addition, our international operations are subject to other established and developing U.S. and foreign legal and regulatory requirements, including the U.S. Foreign Corrupt Practices Act (FCPA) and/or similar laws in other countries; and U.S. and foreign import and export controls and licensing requirements, trade protection and embargo measures and customs laws. Global businesses, including those in the medical device industry, are facing increasing scrutiny of, and heightened enforcement efforts with respect to, their international operations. Any alleged or actual failure to comply with legal and regulatory requirements may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition, results of operations and/or liquidity.
Any significant changes in the political and economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.

If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or experience a disruption in our cash flows it could have an adverse effect on our cost of borrowing, financial condition or results of operations.
As part of our strategy to maximize stockholder value we use financial leverage to reduce our cost of capital. Our outstanding debt balance was at $4.240 billion as of December 31, 2013 and $4.256 billion as of December 31, 2012. In February 2012, Moody's Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating, and in July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating. In addition, Standard & Poor's Ratings Services has maintained an investment-grade corporate credit rating for us since 2009. We believe these ratings reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals. Our inability to maintain investment grade credit ratings at the three ratings agencies, however, could increase our cost of borrowing funds in the future. Delays in our product development and new product launches, disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit facilities contain financial covenants that require us to maintain specified financial ratios. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, and we could be required to repay any borrowings on demand.
We may record future goodwill impairment charges or other asset impairment charges related to one or more of our global reporting units, which could materially adversely impact our results of operations.
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following our reorganization from geographic regions to global business units and our reallocation of goodwill on a relative fair value basis, in the first quarter of 2013, as a result of our new organizational structure, we recorded a non-cash goodwill impairment charge of $423 million to write-down the goodwill to its implied fair value as of January 1, 2013. In the second quarter of 2012, as a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our 2012 annual goodwill impairment test we recorded a non-cash $3.602 billion ($3.579 billion after tax) impairment charge of the goodwill within our former Europe, Middle East and Africa (EMEA) reporting unit. Further, in the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our former U.S. CRM reporting unit.
We have identified our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit holds $1.356 billion of allocated goodwill. The level of excess fair value over carrying value for this reporting unit identified during our annual goodwill impairment test was approximately 16 percent. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units, including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.374 billion globally as of December 31, 2013) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.374 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for a discussion of key assumptions used in our testing.
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

Failure to integrate acquired businesses into our operations successfully could adversely affect our business, financial condition and operating results.
As part of our strategy to realign our business portfolio, we completed several acquisitions in 2013, 2012 and 2011 in our strategic growth areas and may pursue additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management's time. Some of the factors that could affect the success of our acquisitions include, among others, the strength of the acquired companies' underlying technology and ability to execute, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of the combined acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so and if our acquisitions are not successful, we may record related asset impairment charges in the future.
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

We may not realize the expected benefits from our restructuring and optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to [additional] unintended consequences.

On an on-going basis we monitor the dynamics of the economy, the healthcare industry and the markets in which we compete and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people that we believe are important to our long-term success. As a result of these assessments, we have undertaken various restructuring and optimization initiatives in order to enhance our growth potential and position us for long-term success. For example, in October 2013, we announced a restructuring initiative (the “2014 Restructuring plan”) intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the 2014 Restructuring plan include continued implementation of our ongoing plant network optimization strategy (aimed at simplifying our manufacturing plant structure, reducing manufacturing costs and improving gross margins); continued focus on driving operational efficiencies; and ongoing business and commercial model changes. Other activities under the plan involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. Activities under the plan were initiated in the fourth quarter of 2013 and are expected to be substantially completed by the end of 2015. We estimate that the 2014 Restructuring plan will reduce gross annual pre-tax operating expenses by approximately $150 million to $200 million exiting 2015, and we expect a substantial portion of the savings to be reinvested in strategic growth initiatives. Expense reduction initiatives under the plan include various cost and efficiency improvement measures, which may include workforce reductions; the transfer of certain production lines and/or the closure of certain facilities and other efforts to streamline and better align resources of our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel, and reduced employee productivity. Attrition beyond any planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, workforce reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our restructuring and optimization initiatives result in charges and expenses that impact our operating results. We cannot guarantee that the activities under the 2014 Restructuring plan or other restructuring and optimization initiatives that we may undertake in the future will result in the desired efficiencies and estimated cost savings.

Current domestic and international economic conditions could adversely affect our results of operations.

Uncertainty about global economic conditions, including as a result of credit and sovereign debt issues, has caused and may continue to cause disruption in the financial markets, including diminished liquidity and credit availability. These conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. In addition, we have accounts receivable factoring programs in certain European countries. Continued deterioration of the global economy or increase in sovereign debt issues may impact our ability to transfer receivables to third parties in certain of those countries in the future. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding. Within Italy, Spain, and Portugal the number of days our receivables are outstanding continue to be above historical levels. While we believe we have adequate allowances for doubtful accounts related to these accounts receivables, there can be no assurance that further deterioration in the global economy or increase in sovereign debt issues may not prevent collection of these accounts receivables and adversely affect our cash flows and results of operations.

The strength and timing of economic recovery remains uncertain and there can be no assurance that there will not be further deterioration in the global economy. Accordingly, we cannot predict to what extent global economic conditions, including sovereign debt issues and increased focus on healthcare systems and costs in the U.S. and abroad, may continue to negatively impact our average selling prices, net sales and profit margins, procedural volumes and reimbursement rates from third party payors. In addition, conditions in the financial markets and other factors beyond our control may adversely affect our ability to borrow money in the credit markets, access the capital markets and to obtain financing for acquisitions or other general corporate and commercial purposes.

Healthcare policy changes, including recently passed healthcare reform legislation, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of more treatments that can reduce costs, improve efficiencies, and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payors, and other stakeholders may be significant and may take a longer period of time to gain widespread adoption. Moreover, there can be no assurance that our strategies will succeed for every product.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the United States, this healthcare reform law will materially impact us. Certain provisions of the law will not be effective until 2014 and 2015. While many of the law's programs and requirements are not fully established and the consequences are not fully understood, one provision, the medical device tax is having a direct impact. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. Other provisions of this law, including comparative effectiveness research and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations.

Any changes in government policies that lower reimbursement for our products or reduce medical procedure volumes in countries in which we conduct business could adversely affect our business and results of operations. We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally. However, any changes that lower reimbursements for our products, reduce medical procedure volumes or increase cost containment pressures on us or other participants in the healthcare industry could adversely affect our business and results of operations.

Healthcare cost containment pressures, government payment and delivery system reforms, changes in private payer policies, and marketplace consolidations could decrease the demand for our products, the prices which customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition or results of operations.

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid in the United States) and private health plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the United States, Japan, or other countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Third-party payors for hospital services globally continue to implement policies to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed, led to increased physician employment by hospitals in the United States, led to hospital consolidation, and shifted services to the outpatient setting. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products, which could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin or legal manufacturer first. Most countries outside of the U.S. require that product approvals be renewed or recertified on a regular basis, generally every four to five years. The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where renewal or recertification applications are required, they may need to be renewed and/or approved in order to continue selling our products in those countries. There can be no assurance that we will receive the required approvals for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future.
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
Our future growth is dependent upon the development of new products and enhancement of existing products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in commercially viable products.
In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. The development of new products and enhance existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate, and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market approval of our products. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate, and have completed several acquisitions, investments involving, opportunities to further expand our presence in, and diversify into priority growth areas by accessing new products and technologies. There can be no assurance that our investments will be successful or we will be able to access new products and technologies on terms favorable to us, or that these products and technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of new products and technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.

The medical device industry and its customers are experiencing greater scrutiny and regulation by governmental authorities and are often the subject of numerous investigations, often involving marketing and other business practices or product quality issues including device recalls or advisories. These investigations could result in the commencement of civil and criminal proceedings; imposition of substantial fines, penalties and administrative remedies, including corporate integrity agreements, stipulated judgments or exclusion; divert the attention of our employees and management; impose administrative costs and have an adverse effect on our financial condition, results of operations and liquidity; and may lead to greater governmental regulation in the future.
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

We believe we have meritorious defenses for our tax filings and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. The IRS is currently examining the 2008 through 2010 tax years of Boston Scientific. During the first quarter of 2014 we were notified by the IRS of their intent to propose significant adjustments to our tax returns for these tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years prior to 2008. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.
There can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could have a significant adverse impact on our future results of operations. In addition, effective January 1, 2013 the Patient Protection and Affordable Care Act imposes a 2.3 percent excise tax on medical device manufacturers on U.S. sales of Class I, II and III medical devices; and for 2013 we recorded $73 million of expenses within our selling, general and administrative expenses as a result of this excise tax.

We may not effectively be able to protect our intellectual property or other sensitive Company data, which could have a material adverse effect on our business, financial condition or results of operations.

The medical device market in which we primarily participate is largely technology driven. Physician customers have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable and appellate courts can overturn lower court patent decisions. Furthermore, as our business increasingly relies on technology systems and infrastructure, our intellectual property, other proprietary technology and other sensitive Company data are potentially vulnerable to loss, damage or misappropriation.

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

Furthermore, our intellectual property, other proprietary technology and other sensitive Company data are potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access, and other events. While we have invested to protect our intellectual property and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2013 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

Pending and future product liability claims and other litigation, including private securities litigation, shareholder derivative suits and contract litigation, may adversely affect our financial condition and results of operations or liquidity.

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

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2013 consolidated financial statements included in Item 8 of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.
Any failure to meet regulatory quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition and results of operations.
As a medical device manufacturer, we are required to register our establishments and list our devices with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA which may result in observations on Form 483, and in some cases warning letters, that require corrective action. In the European Community, we are required to maintain certain International Standards Organization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
Interruption of our manufacturing operations could adversely affect our results of operations and financial condition.
Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to needs for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party vendors could adversely affect our results of operations and financial condition.
We purchase many of the materials and components used in manufacturing our products from third-party vendors. Certain of these materials and components are purchased from single sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases we may not be able to establish additional or replacement vendors for such materials or components in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors' manufacturing processes. A reduction or interruption in the supply of materials and components used in manufacturing our products; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components could adversely affect our results of operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems.
In addition, our products require sterilization prior to sale and we utilize a mix of internal resources and third-party vendors to perform this service. To the extent we or our third-party sterilizers are unable to sterilize our products, whether due to capacity, regulatory or other constraints, we may be unable to transition to other vendors in a timely or cost effective manner, which could have an adverse impact on our results of operations and financial condition.

Moreover pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (SEC) promulgated new rules applicable to public companies like us that use certain minerals and metals, known as conflict minerals, in their products. The rules require us to undertake measures to understand the origin and, as need be, source of conflict minerals within our supply chain and to disclose, among other things, those measures and whether or not any such conflict minerals originated from the Democratic Republic of the Congo and adjoining countries. These requirements could, directly or indirectly, adversely affect the sourcing, availability and pricing of such minerals if they are found to be sourced from that region. In addition, we will incur additional costs to comply with the requirements, including with respect to measures undertaken to understand the origin and, as need be, source of conflict minerals used in our products.
Our share price has been volatile and may fluctuate, and accordingly, the value of an investment in our common stock may also fluctuate.
Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility over recent years. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due to factors described under this Item 1A entitled “Risk Factors,” as well as economic and geopolitical conditions general, and also to variability in the prevailing sentiment regarding our operations or business prospects, as well as, among other things, changing investment priorities of our stockholders. Since the market price of our common stock fluctuates significantly, stockholders may not be able sell their shares at attractive prices.

If we are unable to attract, retain and focus key personnel, it could have an adverse effect on our business, financial condition and results from operations.

We constantly monitor the dynamics of the economy, the healthcare industry and the markets in which we compete; and we continue to assess opportunities to improve operational effectiveness and better align expenses with revenues, while preserving our ability to make needed investments, research and development projects, capital and our people that we believe are essential to our long-term success. In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees, particularly in emerging markets as the trend toward globalization continues. If we are unable to attract key personnel in a timely manner, including key sales and other personnel who have critical industry experience and relationships in the regions in which we operate, including in emerging markets, it may have an adverse effect on our business and our ability to drive growth, including through execution of our strategic initiatives. Furthermore, some of the key personnel for whom we compete have post-employment arrangements with their current or former employer that may impact our ability to hire them or expose us and them to claims. In addition, if we are unable to retain and focus our existing key personnel it may have an adverse effect on our business, financial condition and results from operations. Moreover, we recently completed changes in our senior management structure, which may lead to inefficiencies in our ability to execute our strategic, cost-reduction and efficiency initiatives, which may have an adverse effect on our business and results of operations.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES
Our world headquarters is located in Natick, Massachusetts, with additional support provided from regional headquarters located in Singapore and Voisins-le-Bretonneux, France. On November 8, 2012 we announced that we would be consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are in the process of establishing a new global headquarters campus. As of December 31, 2013, our principal manufacturing and technology centers were located in Minnesota, California, and Indiana within the U.S; as well as internationally in Ireland, Costa Rica and Puerto Rico. Our products are distributed worldwide from customer fulfillment centers in Massachusetts, The Netherlands and Japan. As of December 31, 2013, we maintained 12 principal manufacturing facilities, including six in the U.S., three in Ireland, two in Costa Rica, and one in Puerto Rico, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2013 (in approximate square feet):

	Owned *	Leased **	Total
U.S.	4,229,000	1,489,000	5,718,000
International	1,512,000	1,041,000	2,553,000
	5,741,000	2,530,000	8,271,000
* Includes our principal manufacturing facilities in Minnesota, Ireland, Puerto Rico and one facility in Costa Rica; our customer fulfillment centers in Massachusetts, The Netherlands and Japan; and our new global headquarters location in Marlborough, Massachusetts.
** Includes our principal manufacturing facilities in California, Indiana, and one facility in Costa Rica; our current global headquarters in Natick, Massachusetts; and our regional headquarters located in Singapore and Voisins-le-Bretonneux, France.

We regularly evaluate the condition and capacity of our facilities to ensure they are suitable for the development, manufacturing, and marketing of our products, and provide adequate capacity for current and expected future needs. Further, our 2014 restructuring plan continues the implementation of our ongoing Plant Network Optimization (PNO) strategy, which is intended to simplify our manufacturing plant structure by transferring certain productions lines among facilities. Refer to Restructuring Initiatives within Results of Operations included in Item 7 of this Annual Report and Note H – Restructuring-related Activities to our 2013 consolidated financial statements included in Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our 2013 consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference.

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

2013	High	Low
First Quarter	$7.81	$5.89
Second Quarter	9.64	7.09
Third Quarter	11.99	9.15
Fourth Quarter	12.38	11.18

2012
First Quarter	$6.36	$5.30
Second Quarter	6.31	5.51
Third Quarter	5.82	4.97
Fourth Quarter	5.82	5.07
Holders
The closing price of our common stock on January 31, 2014 was $13.53. As of January 31, 2014, there were 13,534 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2013 or 2012, and currently do not intend to pay cash dividends. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchases
During 2013, we used $500 million of cash generated from operations to repurchase approximately 51 million shares of our common stock pursuant to our share repurchase authorizations and during 2012, we used $600 million of cash generated from operations to repurchase approximately 105 million shares of our common stock pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2013 consolidated financial statements contained in Item 8 of this Annual Report.

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
10/01/13 - 10/31/13	4,200,000	$11.73	4,200,000	$835,205,581
11/01/13 - 11/30/13	14,750,093	11.89	14,750,093	659,535,953
12/01/13 - 12/31/13	—	—	—	659,535,953
Total	18,950,093	$11.85	18,950,093	$659,535,953

* On July 28, 2011, we announced that our Board of Directors had approved a program authorizing the repurchase of up to $1.0 billion of our common stock and re-approved approximately 37 million shares remaining under our previous share repurchase program. As of December 31, 2013, we had no remaining authorization available under our 2011 share repurchase program or previous repurchase programs.

On January 25, 2013, our Board of Directors approved a new program authorizing the repurchase of up to $1.0 billion of our common stock. As of December 31, 2013, we had approximately $660 million remaining available under the 2013 share repurchase program.

Sale of Unregistered Securities
Between January 9, 2013 and February 26, 2013, inclusive, ten employees purchased 190 shares of our common stock for $1,328. The offering price per share on each date was the last reported sale price of our common stock on that date as reported on the NYSE.  The issuance of such shares was pursuant to an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2008, and that all dividends were reinvested.
Note: The stock price performance shown on the graph above is not indicative of future price performance. This graph shall not be deemed "filed" for purposes of Section18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.     SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2013	2012	2011	2010	2009
Net sales	$7,143	$7,249	$7,622	$7,806	$8,188
Gross profit	4,969	4,900	4,963	5,207	5,612
Total operating expenses	4,849	8,768	4,059	5,863	6,506
Operating income (loss)	120	(3,868)	904	(656)	(894)
Income (loss) before income taxes	(223)	(4,107)	642	(1,063)	(1,308)
Net income (loss)	(121)	(4,068)	441	(1,065)	(1,025)
Net income (loss) per common share:
Basic	$(0.09)	$(2.89)	$0.29	$(0.70)	$(0.68)
Assuming dilution	$(0.09)	$(2.89)	$0.29	$(0.70)	$(0.68)
Balance Sheet Data

As of December 31,	2013	2012	2011	2010	2009
Cash, cash equivalents and marketable securities	$217	$207	$267	$213	$864
Working capital	1,187	1,250	1,298	1,006	1,577
Total assets	16,571	17,154	21,290	22,128	25,177
Borrowings (short-term)	3	4	4	504	3
Borrowings (long-term)	4,237	4,252	4,257	4,934	5,915
Stockholders’ equity	6,539	6,870	11,353	11,296	12,301
Book value per common share	$4.95	$5.07	$7.84	$7.43	$8.14

The data above include certain charges (credits) recorded in conjunction with goodwill and other intangible asset impairments, acquisitions, divestitures, restructuring and restructuring-related activities, debt extinguishment charges and/or litigation. The data above should be read in conjunction with our consolidated financial statements, including the notes thereto, included in Item 8 of this Annual Report, as well as prior year Form 10-K filings.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report.
Executive Summary
Financial Highlights and Trends

In 2013, we generated net sales of $7.143 billion, as compared to $7.249 billion in 2012, a decrease of $106 million, or one percent. Our net sales were unfavorably impacted by $156 million from foreign currency fluctuations in 2013 as compared to 2012 and sales related to our divested Neurovascular business declined $64 million in 2013. Refer to Note C - Divestitures included in Item 8 of this Annual Report for additional information on the Neurovascular divestiture. Excluding the impact of foreign currency and sales from divested businesses, our net sales increased $114 million, or two percent, as compared to the prior year. This increase was due primarily to constant currency increases in net sales from our Endoscopy business of $89 million, from our Neuromodulation business of $87 million, and from our Peripheral Interventions business of $43 million. These increases were partially offset by a constant currency decrease in net sales from our Interventional Cardiology business of $124 million.1 Refer to the Business and Market Overview section for further discussion of our sales results.
Our reported net loss in 2013 was $121 million, or $0.09 per share. Our reported results for 2013 included goodwill and intangible asset impairment charges; acquisition- and divestiture-related net charges; restructuring- and litigation-related charges; debt extinguishment charges; discrete tax items; and amortization expense (after-tax) of $1.112 billion, or $0.82 per share. Excluding these items, net income for 2013 was $991 million, or $0.73 per share1.
Our reported net loss in 2012 was $4.068 billion, or $2.89 per share. Our reported results for 2012 included goodwill and intangible asset impairment charges; acquisition- and divestiture-related net credits; restructuring- and litigation-related charges; discrete tax items; and amortization expense (after-tax) of $5.001 billion, or $3.55 per share. Excluding these items, net income for 2012 was $933 million, or $0.66 per share1. The following is a reconciliation of our results of operations prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(223)	$102	$(121)	$(0.09)
Non-GAAP adjustments:
Goodwill and other intangible asset impairment charges	476	(8)	468	0.35	*
Acquisition- and divestiture-related net charges	1	3	4	0.00	*
Restructuring-related charges	124	(36)	88	0.07	*
Litigation-related charges	221	(72)	149	0.11	*
Debt extinguishment charges	70	(26)	44	0.03	*
Discrete tax items	—	(7)	(7)	(0.01)	*
Amortization expense	410	(44)	366	0.27	*
Adjusted net income	$1,079	$(88)	$991	$0.73
* Assumes dilution of 19.5 million shares for the year ended December 31, 2013 for all or a portion of these non-GAAP adjustments.
1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information in this Item 7 for a discussion of management’s use of these non-GAAP financial measures.

	Year Ended December 31, 2012
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(4,107)	$39	$(4,068)	$(2.89)
Non-GAAP adjustments:
Goodwill and other intangible asset impairment charges	4,492	(46)	4,446	3.15	**
Acquisition- and divestiture-related net credits	(50)	14	(36)	(0.02)	**
Restructuring-related charges	160	(38)	122	0.09	**
Litigation-related charges	192	(74)	118	0.08	**
Discrete tax items	—	2	2	0.00	**
Amortization expense	395	(46)	349	0.25	**
Adjusted net income	$1,082	$(149)	$933	$0.66
** Assumes dilution of 7.7 million shares for the year ended December 31, 2012 for all or a portion of these non-GAAP adjustments.
1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information in this Item 7 for a discussion of management’s use of these non-GAAP financial measures.

Cash generated by operating activities was $1.082 billion in 2013, as compared to $1.260 billion in 2012. Our cash generated from operations continues to be a significant source of funds for investing in our growth and returning value to shareholders by buying back shares of our common stock pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2013 consolidated financial statements contained in Item 8 of this Annual Report. During 2013, we used $500 million of cash generated from operations to repurchase approximately 51 million shares of our common stock, as compared to 2012 in which $600 million of cash generated from operations was used to repurchase approximately 105 million shares of our common stock. As of December 31, 2013, we had total debt of $4.240 billion, cash and cash equivalents of $217 million and working capital of $1.187 billion. We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy.

Business and Market Overview
Cardiovascular
Interventional Cardiology
Our Interventional Cardiology division develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems.
In the first quarter of 2013, we received CE Mark approval and launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Europe and other select geographies. In the fourth quarter of 2013, we received FDA approval and launched Promus PREMIER™ in the U.S. The Promus PREMIER™ Stent System is designed to provide physicians improved drug-eluting stent performance in treating patients with coronary artery disease, featuring unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We have also received CE Mark approval for our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating and have commenced a limited commercial launch. We expect to expand the launch in Europe in the first half of 2014. The SYNERGY Stent is unique in that its proprietary polymer and everolimus drug coating dissipate by three months. This innovation has the potential to improve post-implant vessel healing and eliminate long-term polymer exposure, a possible cause of late adverse events. We have completed patient enrollment in the EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY Stent System and support U.S. Food and Drug Administration and Japanese regulatory approvals for this technology.
Our worldwide net sales of Interventional Cardiology products were $1.997 billion for the year ended December 31, 2013, or approximately 28 percent of our consolidated net sales for the year ended December 31, 2013. Our worldwide net sales of Interventional Cardiology products decreased $182 million, or eight percent, in 2013, as compared to 2012. Excluding the impact of changes in foreign currency exchange rates, which had a $58 million negative impact on our Interventional Cardiology net sales in 2013, as compared to 2012, net sales of these products decreased $124 million, or six percent. This decrease was primarily due to lower coronary stent system sales, partially offset by higher sales of our non-stent Interventional Cardiology products.
Our coronary stent system sales represent a significant portion of our Interventional Cardiology net sales. The following are the components of our worldwide coronary stent system sales:

	Year Ended			Year Ended
(in millions)	December 31, 2013			December 31, 2012
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$448	$665	$1,113	$557	$720	$1,277
Bare-metal	19	45	64	24	62	86
	$467	$710	$1,177	$581	$782	$1,363

Worldwide net sales of our coronary stent systems, with the inclusion of bare-metal stent systems, were $1.177 billion or approximately 16 percent of our consolidated net sales in 2013. Our worldwide net sales of these products decreased $186 million, or 14 percent, in 2013, as compared to 2012. Our U.S. net sales of drug-eluting stent systems decreased $109 million, or 20 percent, in 2013, as compared to 2012. This decrease was primarily related to lower market share due to competitive launches in 2012, continued average selling price declines in the U.S. DES market as a result of continued competitive pressures and declines in procedural volumes. Our international drug-eluting stent system net sales decreased $55 million, or eight percent, in 2013, as compared to the previous year, due to continued lower market share related to competitive launches.
Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. We believe that we will continue to maintain a strong position within the worldwide coronary stent market for a variety of reasons, including:

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, which has shown favorable results in clinical trials to date;

•	the breadth and depth of our interventional cardiology product portfolio;

•	the broad and consistent long-term results of our clinical trials;

•	our overall position in the interventional medical device market and our experienced interventional cardiology sales force;

•	the strength of our clinical, selling, marketing and manufacturing capabilities; and

•	our increased presence and investment in rapidly growing emerging markets.
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
In January 2011, we completed the acquisition of Sadra Medical, Inc. Through our acquisition of Sadra, we have developed a fully repositionable and retrievable device for transcatheter aortic valve replacement to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. In April 2013, we completed enrollment in the REPRISE II clinical trial to evaluate the safety and performance of the Lotus™ Valve System. In October 2013, we received CE Mark approval and launched the Lotus ™ Valve System in Europe.
In 2013 and 2012, we recorded intangible asset impairment charges related to the Sadra in-process research and development intangible assets. Refer to Results of Operations for further details.
In March 2011, we completed the acquisition of Atritech, Inc. Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is marketed in CE Mark countries. In the U.S., we completed the PREVAIL trial to evaluate the safety and efficacy of the WATCHMAN® device in patients with nonvalvular atrial fibrillation versus long-term warfarin therapy. In the first half of 2013, we submitted the results of the US IDE trial, PREVAIL, to the FDA. The FDA Circulatory System Device Panel met in December of 2013 and voted favorably by a majority, Yes: 13, No:1, that there is reasonable assurance the device is safe, there is reasonable assurance of efficacy, and the benefits of the WATCHMAN® LAA Closure Device outweigh the risks. We expect FDA approval of the device in the first half of 2014. We are leveraging expertise from both our Electrophysiology and Interventional Cardiology businesses in the commercialization of the WATCHMAN® LAA Closure Device.

Peripheral Interventions

Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $789 million in 2013, as compared to $774 million in 2012, an increase of $15 million, or two percent. Excluding the $28 million of negative impact from changes in foreign currency exchange rates, our worldwide PI net sales increased $43 million, or six percent, in 2013 as compared to 2012. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise as a result of new product launches in stents and balloons, as well as the launch of the Vessix renal denervation system in Europe.

During the fourth quarter of 2012, we completed the acquisition of Vessix, a developer of catheter-based renal denervation systems for the treatment of uncontrolled hypertension. Through the acquisition of Vessix, we added a second generation, highly differentiated technology to our hypertension strategy and launched this technology in Europe in May 2013. We plan to carefully examine the forthcoming available data from a competitor’s recently completed U.S. pivotal trial in renal denervation for treatment-resistant hypertension, with respect to which the competitor announced in January 2014 that it failed to meet its primary efficacy endpoint. We plan to work collaboratively with the scientific community to determine the next steps for the design of our Vessix clinical program.
Rhythm Management
Cardiac Rhythm Management

Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $1.886 billion represented approximately 27 percent of our consolidated net sales for 2013. Our worldwide CRM net sales decreased $22 million, or one percent, in 2013, as compared to the prior year. Excluding the impact of changes in foreign currency exchange rates our 2013 worldwide CRM net sales decreased $8 million, or less than one percent, as compared to 2012. Our U.S. CRM net sales increased $3 million, or less than one percent, in 2013 as compared to 2012. Our international CRM net sales decreased $25 million, or three percent, in 2013, as compared to 2012, and included a $14 million negative impact from changes in foreign currency exchange rates.
The following are the components of our worldwide CRM net sales:

	Year Ended			Year Ended
(in millions)	December 31, 2013			December 31, 2012
	U.S.	International	Total	U.S.	International	Total
ICD systems	$850	$505	$1,355	$858	$521	$1,379
Pacemaker systems	267	264	531	256	273	529
CRM products	$1,117	$769	$1,886	$1,114	$794	$1,908

The reduction in our worldwide CRM net sales during 2013 as compared to 2012 was principally the result of a decrease in net sales of our defibrillator systems due to the impact of average selling price pressures driven by governmental, competitive and other pricing pressures partially offset by slight increases in unit volumes. Our pacemaker system net sales increased less than one percent during 2013 as compared to 2012 due to the continued strong performance of our INGENIO family of pacemaker systems.

During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® system has received CE Mark and FDA approval. We became supply constrained in early March 2013 and were only able to provide a very limited supply of S-ICD systems during the second and third quarters of 2013. We continued to make progress in our efforts to enhance the S-ICD supply chain; and in the fourth quarter of 2013 we were able to resume our launch of our S-ICD system.

Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on the results of our consolidated operations. Variables that may impact the size of the CRM market and/or our share of that market include, but are not limited to:

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
During 2013, 2012 and 2011, we have recorded goodwill impairment charges related to our CRM business unit. Refer to Results of Operations for further discussion of these charges.
Electrophysiology

Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance and responsiveness. Our Blazer™ line includes our next generation Blazer™ Prime ablation catheter, and our Blazer™ Open-Irrigated Catheter, launched in select European countries. Worldwide net sales of our Electrophysiology products were $155 million in 2013, as compared to $147 million in 2012, an increase of approximately $8 million, or five percent. Excluding the $2 million negative impact from changes in foreign currency exchange rates, our worldwide Electrophysiology net sales increased $10 million, or seven percent, in 2013, as compared to 2012. The increase in worldwide Electrophysiology net sales was due to the acquisition of the electrophysiology business of C.R. Bard Inc. which produced $15 million of sales during the fourth quarter of 2013.

During the fourth quarter of 2012, we completed the acquisition of Rhythmia Medical, Inc., a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We received CE Mark approval for the Rhythmia technology during the second quarter of 2013 and received FDA approval during July 2013, and expect to launch the product in 2014.

On November 1, 2013, we completed the acquisition of the electrophysiology business of C.R. Bard Inc. (Bard EP). We believe that this transaction brings a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, and will allow us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure.

We believe that the Rhythmia and Bard EP acquisitions, as well as our other expected product launches, will help to position us to participate more competitively in the fast-growing Electrophysiology market.
MedSurg
Endoscopy

Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $1.300 billion in 2013, as compared to $1.252 billion in 2012, an increase of $48 million, or four percent. Excluding the $41 million negative impact from changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $89 million, or seven percent, in 2013, as compared to 2012. This performance was primarily the result of growth across several of our key product franchises, including our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding; our biliary device franchise driven by our endoscopic ultrasound platform and recent launches within our biliary access and retrieval product lines; our metal stent franchise driven by our WallFlex® product family; and improved adoption of the Alair® Bronchial Thermoplasty system.
In 2010, we completed our acquisition of Asthmatx, Inc., which added to our Endoscopy portfolio a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has CE Mark, China Food and Drug Administration and U.S. FDA approval and is the first device-based asthma treatment approved by the FDA. Beginning January 1, 2013, the America Medical Association Current Procedural Terminology editorial panel assigned category I CPT codes specifically for bronchial thermoplasty. The Category I CPT procedure codes are recognized by all public and private health insurance payers in the United States, which will allow physicians and hospitals to seek reimbursement for bronchial thermoplasty procedures. In addition, during the third quarter of 2013, the five-year data from the AIR2 clinical trial were published in the Journal of Allergy and Clinical Immunology, which showed that the Alair System provided long-term asthma control, demonstrated by a sustained reduction in the rate of severe exacerbations and emergency room visits over a five year period after treatment. We expect that the Alair technology will continue to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.

Urology and Women’s Health

Our Urology and Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $505 million in 2013, as compared to $500 million in 2012, an increase of approximately $5 million, or one percent. Excluding the $12 million negative impact from changes in foreign currency exchange rates, our worldwide Urology and Women's Health net sales increased $17 million, or three percent, in 2013, as compared to 2012. The increase in worldwide Urology and Women's Health net sales was primarily due to new product launches and growth in the international business as a result of our global commercial expansion.
Neuromodulation

Our Neuromodulation business offers the Precision® and Precision SpectraTM Spinal Cord Stimulator systems, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $453 million in 2013, as compared to $367 million in 2012, an increase of $86 million, or 23 percent. Excluding the negative impact of changes in foreign currency exchange rates of $1 million, our Neuromodulation worldwide net sales in 2013 grew 24 percent as compared to the prior year. The increase was primarily a result of strong sales of our Precision Spectra System. We received CE Mark approval for the Precision Spectra System during the fourth quarter of 2012 and we commenced our U.S. commercial launch of the device during the first quarter of 2013 following FDA approval. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain.
During the third quarter of 2012, we received CE Mark approval for use of our Vercise™ Deep Brain Stimulation System for the treatment of Parkinson's disease in Europe, and we began our U.S. pivotal trial for the treatment of Parkinson's disease during the second quarter of 2013. During the fourth quarter of 2013, we received CE Mark approval for use of our Vercise™ DBS System for the treatment of intractable primary and secondary dystonia. We believe we have an exciting opportunity in DBS with the Vercise™ DBS System which is designed to selectively stimulate targeted areas of the brain to customize therapy for patients and minimize side effects of unwanted stimulation.
Emerging Markets

As part of our strategic imperatives to drive global expansion, described in Item 1 of this Annual Report, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including certain developing countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities, which currently include 20 countries. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities.  Our Emerging Markets revenue was approximately eight percent of our consolidated net sales in 2013.
Restructuring Initiatives
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that we believe are important to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below, and additional information can be found in Results of Operations and Note H – Restructuring-related Activities to our 2013 consolidated financial statements included in Item 8 of this Annual Report.
2014 Restructuring Plan
On October 22, 2013, our Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring plan). The 2014 Restructuring plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and are expected to be substantially completed by the end of 2015.

We estimate that the 2014 Restructuring plan will reduce gross annual pre-tax operating expenses by approximately $150 million to $200 million exiting 2015, and we expect a substantial portion of the savings to be reinvested in strategic growth initiatives. We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $175 million to $225 million, of which approximately $160 million to $210 million is expected to result in future cash outlays. Refer to Results of Operations for further details on our restructuring charges.
2011 Restructuring Plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the 2011 Restructuring plan included standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we expanded our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action was intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we undertook efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies.

On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of our 2011 Restructuring plan. The Expansion was intended to further strengthen our operational effectiveness and efficiencies and support new investments. Key activities under the Expansion included further initiatives to: standardize and automate certain processes and activities; relocate select administrative and functional activities; rationalize organizational reporting structures; expand shared services; and align expenses to revenues within certain divisions and geographic regions. In addition, they included further efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies.

The total 2011 Restructuring plan, including the Expansion (the Total Program), reduced gross annual pre-tax operating expenses by approximately $360 million exiting 2013. A substantial portion of the Total Program savings were reinvested in targeted areas for future growth, including strategic growth initiatives and emerging markets. Key activities under the Total Program were substantially completed by the end of 2013. Refer to Results of Operations for further details on our restructuring charges.

Neurovascular Divestiture

In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion during 2011, $10 million during 2012, $30 million during 2013 and received the final $10 million in January 2014. After the sale of our Neurovascular business to Stryker, we provided transitional services through a transition services agreement, and also manufactured and supplied products to Stryker through a supply agreement.  These transition services and supply agreements substantially ended during 2013.  We recorded Neurovascular revenue of $58 million during 2013, $122 million during 2012 and $141 million during 2011. Our sales related to our divested Neurovascular business have declined as the various transition services and supply agreements have terminated.  We do not expect revenue from our divested Neurovascular business to be significant in 2014.  Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.  See Results of Operations and Note C - Divestitures for additional information.
Healthcare Reform

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010. Certain provisions of the law have yet to be implemented and there are many programs and requirements for which the details have not yet been fully established or consequences not yet fully understood; therefore, it is unclear what the full impact will be from the law. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. In 2013, we recorded $73 million within our selling, general and administrative expenses. Other provisions of this law, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and will place a significant emphasis on clinical and economic data to demonstrate efficacy and justify the economic benefits of technology purchases.

Any changes in government policies that lower reimbursement for our products or reduce medical procedure volumes in countries in which we conduct business could adversely affect our business and results of operations. We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally.

We expect that pricing of medical devices will remain under pressure as alternative payment reform such as prospective payment systems for hospital care, value-based purchasing, and accountable care organizations (ACOs) continue to take shape globally. Some governments also seek to limit the growth of healthcare costs through price regulation. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan and Europe and other markets may limit the price of, or the level at which reimbursement is provided for our products, which in turn may influence a hospital’s or physician's selection of products used to treat patients. In Japan, the government reviews reimbursement rate benchmarks every two years, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures.

Results of Operations
Net Sales
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. We have three new global reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg. We have restated the 2012 and 2011 information to conform to our new segment presentation.
We manage our global businesses on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using standard internal currency exchange rates held constant for each year.
The following table provides our worldwide net sales by global business and the relative change on an as reported and constant currency basis. Net sales that exclude the impact of changes in foreign currency exchange rates and net sales from divested businesses are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information of this Item 7 for a further discussion of management’s use of this non-GAAP financial measure.

				2013 versus 2012		2012 versus 2011
	Year Ended December 31,			As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis
(in millions)	2013	2012	2011
Interventional Cardiology	$1,997	$2,179	$2,495	(8)%	(6)%	(13)%	(11)%
Peripheral Interventions	789	774	731	2%	6%	6%	8%
Cardiovascular	2,786	2,953	3,226	(6)%	(3)%	(8)%	(7)%

Cardiac Rhythm Management	1,886	1,908	2,087	(1)%	—%	(9)%	(7)%
Electrophysiology	155	147	147	5%	7%	—%	1%
Rhythm Management	2,041	2,055	2,234	(1)%	—%	(8)%	(6)%

Endoscopy	1,300	1,252	1,187	4%	7%	5%	7%
Urology and Women’s Health	505	500	498	1%	3%	—%	1%
Neuromodulation	453	367	336	23%	24%	9%	9%
MedSurg	2,258	2,119	2,021	7%	9%	5%	6%
Subtotal Core Businesses	7,085	7,127	7,481	(1)%	2%	(5)%	(3)%
Divested Businesses	58	122	141	N/A	N/A	N/A	N/A
Worldwide	$7,143	$7,249	$7,622	(1)%	1%	(5)%	(3)%

The constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note O - Segment Reporting to our 2013 consolidated financial statements contained in Item 8 of this Annual Report. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely. Refer to Executive Summary for further discussion of our net sales and a comparison of our 2013 and 2012 net sales.

In 2012, we generated net sales of $7.249 billion, as compared to $7.622 billion in 2011, a decrease of $373 million, or five percent. Our net sales were unfavorably impacted by $123 million from foreign currency fluctuations in 2012 as compared to 2011 and sales related to our divested Neurovascular business declined $19 million in 2012. Excluding the impact of foreign currency and sales from divested businesses, our net sales decreased $232 million, or three percent, as compared to the prior year. This decrease was due primarily to constant currency declines in net sales from our Interventional Cardiology business of $266 million primarily as a result of lower market share due to competitive launches in 2012, average selling price declines in the DES market as a result of competitive pressures and declines in procedural volumes; and declines in our CRM net sales of $145 million due to lower procedural volumes as a result of a contraction in the ICD market, lower average selling prices, and lower volumes. These decreases were partially offset by constant currency increases in net sales during 2012 from our Endoscopy business of $84 million, from our Peripheral Interventions business of $56 million, and net sales from our Neuromodulation business of $32 million, as compared to 2011.
Gross Profit
Our gross profit was $4.969 billion in 2013, $4.900 billion in 2012, and $4.963 billion in 2011. As a percentage of net sales, our gross profit increased to 69.6 percent in 2013, as compared to 67.6 percent in 2012 and 65.1 percent in 2011. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended December 31,
	2013	2012
Gross profit - prior year	67.6%	65.1%
Neurovascular divestiture	0.5%	—%
Manufacturing cost reductions	1.9%	1.4%
Transition-related inventory charges	(0.1)%	0.7%
All other, including other inventory charges, other period expense and net impact of foreign currency	0.6%	0.7%
Sales mix and pricing	(0.9)%	(0.3)%
Gross profit - current year	69.6%	67.6%

The increase in our gross profit margin for 2013, as compared to 2012, is primarily the result of cost reductions from our restructuring and process improvement programs. Our gross profit margin was also positively impacted by lower sales related to our divested businesses, as these sales are at significantly lower gross profit margins. In addition, during the second quarter of 2013, we recorded a $16 million credit to cost of products sold related to the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. This credit is included in the "all other" caption in the table above. Partially offsetting these factors was the negative impact of pricing and sales mix related primarily to sales of our drug-eluting stent and CRM products.

The main factor contributing to the increase in our gross profit margin during 2012, as compared to 2011, was the result of cost reductions from our restructuring and process improvement programs. Our gross margin was negatively impacted by declines in average selling prices related primarily to sales of our drug-eluting stent and CRM products; however, these declines were largely offset by the full conversion to our internally-developed and self-manufactured next-generation PROMUS® Element™ stent system during 2012. Our PROMUS® Element™ stent system has significantly higher gross margins than the prior generation PROMUS® stent system, which was supplied to us by Abbott Laboratories. Additionally, affecting our 2012 to 2011 comparison of gross margin was the impact of a one-time $50 million credit to cost of products sold, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott and product transition-related inventory charges of $54 million recorded in 2011.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2013		2012		2011
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	2,674	37.4	2,535	35.0	2,487	32.6
Research and development expenses	861	12.0	886	12.2	895	11.7
Royalty expense	140	2.0	153	2.1	172	2.3
Selling, General and Administrative (SG&A) Expenses
In 2013, our SG&A expenses increased $139 million, or five percent, as compared to 2012, and were 240 basis points higher as a percentage of net sales. This increase was driven primarily by our increased investment related to acquisitions, strategic growth initiatives, and our expansion efforts in emerging markets, as well as $73 million of expense associated with the new excise tax on U.S. sales of Class I, II and III medical devices that went into effect January 1, 2013. Partially offsetting these increases were declines in spending as a result of our restructuring and other cost reduction initiatives and the impact of changes in foreign currency exchange rates.
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
Research and Development (R&D) Expenses
In 2013, our R&D expenses decreased $25 million, or approximately three percent, as compared to 2012, and were 20 basis points lower as a percentage of net sales. The decrease was due primarily to our continued focus on cost reduction initiatives associated with our restructuring programs and the benefits from our strategy to transform our research and development efforts to be more effective and cost efficient. Partially offsetting the decrease was R&D funding for our acquisitions. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
In 2012, our R&D expenses decreased $9 million, or approximately one percent, as compared to 2011, and were 50 basis points higher as a percentage of net sales. The slight decrease in overall spending in 2012 was due to cost reduction initiatives associated with our restructuring programs, partially offset by increased R&D funding for our acquisitions.
Royalty Expense
In 2013, our royalty expense decreased $13 million, or nine percent, as compared to 2012, and was ten basis points lower as a percentage of net sales. The decrease relates primarily to lower sales of our royalty-bearing products within our Interventional Cardiology business.
In 2012, our royalty expense decreased $19 million, or 11 percent, as compared to 2011, and was 20 basis points lower as a percentage of net sales. The decrease relates primarily to lower sales of our royalty-bearing products within our Interventional Cardiology business.
Amortization Expense
Our amortization expense was $410 million in 2013, as compared to $395 million in 2012, an increase of $15 million or four percent. This increase was due primarily to certain intangible assets associated with our acquisitions of Bridgepoint, Rhythmia, and Vessix, which all took place in the fourth quarter of 2012 and electrophysiology business or C.R. Bard, Inc., which we acquired in the fourth quarter of 2013.

Amortization expense was $395 million in 2012, as compared to $421 million in 2011, a decrease of $26 million or six percent. This decrease was due primarily to certain intangible assets associated with our acquisition of Guidant Corporation in 2006 reaching the end of their useful lives during the second quarter of 2011.
Amortization expense is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charges
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. We identified the following new global reporting units effective as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health, and Neuromodulation. Refer to Critical Accounting Estimates for further discussion of the reorganization and the resulting global reporting units. The discussion below for 2013 relates to our global business reporting units and for 2012 and prior periods, relates to our former regional reporting units. For our 2012 and prior impairment assessments, we identified (i) six reporting units within the U.S., which included our CRM, Neuromodulation, Endoscopy, Urology and Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, which in aggregate made up the U.S. reportable segment and (ii) four international reporting units, including EMEA (consisting of Europe, Middle East and Africa), Japan, Asia Pacific and the Americas.
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
The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded a non-cash goodwill impairment charge of $423 million ($421 million after-tax) to write-down the goodwill to its implied fair value as of January 1, 2013. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. We finalized the second step of the global CRM goodwill impairment test during the second quarter of 2013 and determined that no adjustments to the charge were required. After recording the impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit.

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

In the second quarter of 2013, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value except CRM, for which no goodwill remains. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. We have identified our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit holds $1.356 billion of allocated goodwill. The level of excess fair value over carrying value for this reporting unit identified during our annual goodwill impairment test was approximately 16 percent. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.374 billion globally as of December 31, 2013) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.374 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates of this Item 7 for further discussion of our CRM-related intangible assets.
2012 Charges
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
In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our former U.S. CRM reporting unit, primarily driven by a reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. The increased pricing pressure and lower unit volumes were primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and were more impactful to the U.S. CRM business than previously estimated. In addition, we adjusted certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points.
2011 Charge
Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. ICD market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our former U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011.
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

Intangible Asset Impairment Charges

2013 Charges

During the third quarter of 2013, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets, and recorded no impairments based on the results of our testing. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in Note A – Significant Accounting Policies to our 2013 consolidated financial statements contained in Item 8 of this Annual Report.

During the second quarter of 2013 as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analyses, we revised our expectations of the market size related to Sadra, and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million to write-down the balance of these intangible assets to their fair value during the second quarter of 2013. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.
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
2011 Charges
During the third quarter of 2011, we recorded a $9 million intangible asset impairment charge attributable to lower projected cash flows associated with certain technologies. During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain in-process research and development projects.
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
We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $4 million in 2013, a net benefit of $6 million in 2012 and a net expense of $7 million in 2011. Contingent consideration expense is excluded by management for purposes of evaluating performance. See Note B – Acquisitions to our 2013 consolidated financial statements contained in Item 8 of this Annual Report for further discussion of our contingent consideration associated with our acquisitions.

Restructuring-related Charges
2014 Restructuring Plan

As of December 31, 2013, we have recorded costs of $30 million under the 2014 Restructuring Plan, of which $29 million has been recorded as restructuring charges and the remaining portion has been recorded through other lines within our consolidated statement of operations. Refer to Business and Market Overview and Note H – Restructuring-related Activities to our 2013 consolidated financial statements included in Item 8 of this Annual Report for additional information on our restructuring initiatives.
2011 Restructuring Plan
As of December 31, 2013, we have recorded costs of $284 million since the inception of the 2011 Restructuring plan (as expanded), and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. Refer to Business and Market Overview and Note H – Restructuring-related Activities to our 2013 consolidated financial statements included in Item 8 of this Annual Report for additional information on our restructuring initiatives.
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
Plant Network Optimization Program
In January 2009, our Board of Directors approved, and we committed to, a plant network optimization initiative (the Plant Network Optimization program), intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The Plant Network Optimization program was intended to improve our overall gross profit margins. The Plant Network Optimization program has resulted in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and were substantially completed during 2012.
The execution of the Plant Network Optimization program resulted in total pre-tax charges of $126 million and required cash outlays of $103 million. We have recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.
In aggregate, we recorded restructuring charges pursuant to our restructuring plans of $101 million during 2013, $136 million during 2012, and $89 million during 2011. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $23 million during 2013, $24 million during 2012, and $40 million during 2011. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $141 million in 2013, $149 million in 2012, and $114 million in 2011 associated with our restructuring initiatives.
See Note H - Restructuring Related Activities to our 2013 consolidated financial statements included in Item 8 of this Annual Report for additional details related to our restructuring plans.

Litigation-related Charges and Credits

During 2013, 2012 and 2011, we recorded net litigation-related charges in the amount of $221 million, $192 million and $48 million, respectively. These charges are excluded by management for purposes of evaluating operating performance. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See Note K - Commitments and Contingencies to our 2013 consolidated financial statements contained in Item 8 of this Annual Report for additional discussion of our litigation-related matters.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion during 2011, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. During 2012, we received an additional $10 million of consideration, which we recorded as a gain in our accompanying consolidated statements of operations. We received $30 million in 2013 and received the remaining $10 million of consideration in January 2014. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We recorded a pre-tax gain of $778 million during 2011 associated with the transaction, a gain of $15 million during 2012 and a gain of $38 million during 2013. These divestiture-related gains are excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense increased to $324 million in 2013, as compared to $261 million in 2012. The increase was primarily due to $70 million of debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of accelerated amortization of interest rate hedge gains related to early extinguishment of $1.450 billion of debt during the third quarter of 2013.  Debt extinguishment charges are excluded by management for purposes of evaluating operating performance.  Including the debt extinguishment charges, our average borrowing rate was 6.9 percent in 2013 and 5.5 percent in 2012.  Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our 2013 consolidated financial statements contained in Item 8 of this Annual Report for information regarding our debt obligations.
Our interest expense decreased to $261 million in 2012, as compared to $281 million in 2011. The decrease in our interest expense was a result of lower average debt levels, due to repayment of $1.250 billion of debt during 2011, and the refinancing of our credit facility in April 2012 at lower average costs. Our average borrowing rate was 5.5 percent in 2012 and 5.4 percent in 2011.
Other, net
Our other, net reflected expense of $19 million in 2013, income of $22 million in 2012, and income of $19 million in 2011. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2013	2012	2011
Interest income	$6	$5	$7
Foreign currency losses	(11)	(18)	(12)
Net gains (losses) on investments	(9)	37	27
Other expense, net	(5)	(2)	(3)
	$(19)	$22	$19

During 2013, we recognized losses on investments of $9 million due to $7 million in investment impairments and $2 million for equity method adjustments on investments. During 2012, we recognized gains of $39 million associated with 2012 acquisitions in which we held prior equity interests, which were partially offset by net losses of $2 million related to our investment portfolio. During 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we held prior equity interests, which were partially offset by net losses of $11 million on our investment portfolio. The acquisition-related gains from previously held investments are excluded by management for purposes of evaluating operating performance.

Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2013	2012	2011
Reported tax rate	46.0%	(1.0)%	31.3%
Impact of certain receipts/charges*	(35.4)%	12.7%	(12.0)%
	10.6%	11.7%	19.3%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2013, as compared to 2012 and 2011, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2013, these receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net charges, litigation- and restructuring-related charges, and debt extinguishment charges.  Our reported tax rate for 2013 was also affected by discrete tax items related primarily to the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions and benefit due to reinstatement of certain tax legislation that has been retroactively applied. In 2012, these receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges.  Our reported tax rate for 2012 was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from an unfavorable court ruling.  Excluding the impact of these receipts and charges in 2013 and 2012, the change in our reported tax rate for 2013, as compared to 2012, is primarily the result of shifts in the geographic mix of our business. In 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, a non-deductible goodwill impairment charge, other intangible asset impairment charges and restructuring-, litigation- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets, changes in various state tax laws, the resolution of various uncertain tax positions resulting from closing agreements with the Internal Revenue Service (IRS), the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions, and the finalization of our 2010 U.S. Federal tax return.

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

We believe we have meritorious defenses for our tax filings and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. The IRS is currently examining the 2008 through 2010 tax years of Boston Scientific. During the first quarter of 2014 we were notified by the IRS of their intent to propose significant adjustments to our tax returns for these tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years prior to 2008. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.

Liquidity and Capital Resources
As of December 31, 2013, we had $217 million of cash and cash equivalents on hand, comprised of $38 million invested in money market and government funds and $179 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification as well as what we believe to be prudent instrument selection.  We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and $300 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in millions)	2013	2012	2011
Cash provided by operating activities	$1,082	$1,260	$1,008
Cash provided by (used for) investing activities	(475)	(579)	776
Cash used for financing activities	(596)	(744)	(1,728)
Operating Activities
During 2013, we generated $1.082 billion from operating activities, as compared to $1.260 billion in 2012, a decrease of $178 million. This reduction was primarily due to the impact of increased levels of accounts receivable of approximately $100 million, payments related to debt extinguishment of approximately $70 million and net payments associated with litigation of approximately $50 million; partially offset by a final cash receipt associated with our Promus® supply agreement with Abbott.
During 2012, we generated $1.260 billion from operating activities, as compared to $1.008 billion in 2011, an increase of $252 million. This increase was driven primarily by accounts receivable and inventory reductions, which generated $103 million; the impact of litigation-related payments of approximately $300 million to the U.S. Department of Justice in 2011; and lower tax-related net cash outflows of approximately $40 million during 2012. Partially offsetting these items was the impact of lower operating profit in 2012 and a $35 million increase in restructuring-related payments as compared to 2011. Our cash provided by operating activities in 2011 also included proceeds of approximately $80 million related to the termination of our outstanding interest rate derivative contracts and the receipt of a $75 million manufacturing cost true-up payment from Abbott in accordance with our supply agreement.
Investing Activities
During 2013, cash used for investing activities was $475 million. Our investing activities included capital expenditures of $245 million and a $274 million payment for the acquisition of C.R. Bard's electrophysiology business. These expenditures were partially offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in March 2013. We are currently in the process of consolidating our Natick, Massachusetts headquarters into our Marlborough, Massachusetts location, where we are establishing a new global headquarters campus. We expect to incur total capital expenditures of approximately $250 million during 2014.
During 2012, cash used for investing activities was $579 million. Our investing activities included capital expenditures of $226 million and payments for the acquisitions of Cameron Health Inc., Bridgepoint Medical Inc., Rhythmia Medical Inc., and Vessix Vascular Inc., totaling $367 million.
During 2011, cash provided by investing activities was comprised primarily of proceeds from the sale of our Neurovascular business to Stryker. We received $1.440 billion of net cash proceeds during 2011 related to the sale of this business. This cash inflow was partially offset by payments of $370 million for acquisitions consummated during 2011; and capital expenditures of $304 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our 2013 consolidated financial statements included in Item 8 of this Annual Report. Additionally, our financing activities included $160 million of contingent payments primarily associated with our acquisition of Sadra and clinical milestones achieved by the Vessix™ Renal Denervation System.

Debt
We had total debt of $4.240 billion as of December 31, 2013 and $4.256 billion as of December 31, 2012. During the third quarter of 2013, we refinanced our public debt obligations maturing in June 2014 and January 2015 (see Senior Notes below). The debt maturity schedule for the significant components of our debt obligations as of December 31, 2013 is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior notes	$—	$400	$600	$250	$600	$1,950	$3,800
Term Loan	—	—	80	80	240	—	400
	$—	$400	$680	$330	$840	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

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
Revolving Credit Facility
We maintain a $2.0 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent, as of December 31, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent, as of December 31, 2013). There were no amounts borrowed under our revolving credit facility as of December 31, 2013 or December 31, 2012.
Our revolving credit facility agreement in place as of December 31, 2013 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of December 31, 2013
Maximum leverage ratio (1)	3.5 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	5.2 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2013, we had $234 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of December 31, 2013, we had approximately $2.185 billion of the combined legal and debt exclusion remaining. As of and through December 31, 2013, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Term Loan
In August 2013, we entered into a new $400 million, unsecured term loan facility. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage; the maximum leverage ratio requirement is 3.5 times, our actual leverage ratio as of December 31, 2013 is 2.5 times and the minimum interest coverage ratio requirement is 3.0 times, our actual interest coverage ratio as of December 31, 2013 is 5.2 times. We had $400 million outstanding under this facility as of December 31, 2013 and no borrowings outstanding as of December 31, 2012.
Senior Notes
We had senior notes outstanding of $3.800 billion and $4.200 billion as of December 31, 2013 and December 31, 2012, respectively. In August 2013, we issued $600 million of 2.650% senior notes due in 2018, and $450 million of 4.125% senior notes due in 2023. In September 2013, we used the proceeds, together with borrowings under our new $400 million term loan facility, to prepay $600 million of senior notes maturing in June 2014 and $850 million maturing in January 2015. We recorded a one-time charge of $70 million ($44 million after-tax) for premiums, accelerated amortization of debt issuance costs and investor discount costs net of accelerated amortization of interest rate hedge gains related to the early debt extinguishment. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a credit and security facility secured by our U.S. trade receivables. In June 2013, we extended the maturity of this facility through June 2015, subject to further extension, reduced the size of the facility from $350 million to $300 million and added a maximum leverage covenant consistent with our $2.0 billion revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of December 31, 2013 is 2.5 times. We had no borrowings outstanding under this facility as of December 31, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $312 million as of December 31, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $146 million of receivables as of December 31, 2013 at an average interest rate of 3.3 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for collectibility issues related to our outstanding receivables.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $200 million as of December 31, 2013). We de-recognized $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivable as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets included in Item 8 of this Annual Report.
As of December 31, 2013, we had outstanding letters of credit of $78 million, as compared to $94 million as of December 31, 2012, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2013 and 2012, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2013 or 2012. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.

Equity
During 2013 we received $74 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $21 million in both 2012 and 2011. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
In July 2011, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved approximately 37 million shares remaining under a previous share repurchase program. On January 25, 2013, our Board of Directors approved a new share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock. Throughout 2013, we repurchased approximately 51 million shares of our common stock for $500 million. During 2012, we repurchased approximately 105 million shares of our common stock for $600 million. During 2011, we repurchased approximately 82 million shares of our common stock for $492 million. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions. As of December 31, 2013, we had completed our share repurchase program authorized in 2011 and previous share repurchase programs. We had remaining approximately $660 million authorized under our 2013 share repurchase program as of December 31, 2013. There were approximately 238 million shares in treasury as of December 31, 2013 and 187 million shares in treasury as of December 31, 2012.
Stock-based compensation expense related to our stock equity compensation and ownership plans was $105 million in 2013, $108 million in 2012, and $128 million in 2011. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.
Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2013.

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations	$—	$400	$680	$330	$840	$1,950	$4,200
Interest payments (1)	220	217	173	138	131	1,020	1,899
Operating lease obligations (1)	64	51	43	29	25	42	254
Purchase obligations (1)	265	24	8	3	—	6	306
Minimum royalty obligations (1)	2	2	2	1	1	1	9
Unrecognized tax benefits	27	—	—	—	—	—	27
	$578	$694	$906	$501	$997	$3,019	$6,695

(1)	In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.
The amounts in the table above with respect to operating lease obligations represent amounts pursuant to contractual arrangements for the lease of property, plant and equipment used in the normal course of business. Purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. Royalty obligations reported above represent minimum contractual obligations under our current royalty agreements. The table above does not reflect unrecognized tax benefits of $1.069 billion, the timing of which is uncertain. Refer to Note J – Income Taxes to our 2013 consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.
With certain of our acquisitions, we acquired in-process research and development projects that require future funding to complete the projects. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We estimate that the total remaining cost to complete the in-process research and development projects acquired in 2011-2013 is between $200 million and $250 million and we expect material net cash inflows from the projects in development to commence in 2014 through 2018, following the respective launches of these technologies in the U.S., Europe and Japan regions. Certain of our acquisitions also involve the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note B – Acquisitions to our 2013 consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with prior acquisitions and the fair value of our contingent consideration liabilities as of December 31, 2013.

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

During recent years, we successfully negotiated closure of several long-standing legal matters and have received favorable legal rulings in several other matters; however, there continues to be outstanding intellectual property litigation. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $607 million as of December 31, 2013 and $491 million as of December 31, 2012, and includes certain estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our 2013 consolidated financial statements included in Item 8 of this Annual Report.

Critical Accounting Estimates
Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP. We describe these accounting policies in Note A–Significant Accounting Policies to our 2013 consolidated financial statements included in Item 8 of this Annual Report.
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
Valuation of Intangible Assets and Contingent Consideration Liabilities
We base the fair value of identifiable intangible assets acquired in a business combination, including in-process research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to make in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections; growth rates; cash flows and discount rates and alternative estimated useful life assumptions, or probabilities surrounding the achievement of clinical, regulatory or revenue-based milestones could result in different purchase price allocations, amortization expense, and contingent consideration expense in current and future periods.
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

Valuation of CRM-related Amortizable Intangible Assets

Certain of our amortizable intangible assets that relate to our CRM business ($4.374 billion globally as of December 31, 2013) are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. Key assumptions we have made in determining the recoverability of these assets include how we grouped our assets for purposes of measuring cash flows, the estimated life of those cash flows and our expectations for the amount of cash flows generated by these assets over their remaining useful life.

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

The recoverability of our CRM-related amortizable intangible assets is sensitive to future cash flow assumptions and our global CRM business performance. The amount of future cash flows within our recoverability analysis include our future projections of revenue, expenses and capital expenditures, which are based on our most recent operational budgets, long range strategic plans and other estimates. These future cash flow assumptions consider the significant investments we have made to renew the CRM reporting unit's product portfolio within its existing core franchises and to develop what we believe to be unique innovative solutions that utilize our core technology; the increased impact to the CRM reporting unit from emerging markets; and demographic trends toward an aging population. Further, while our CRM revenue has declined over the last three years as a result of factors specific to our CRM business and contraction in the overall CRM market, we believe our CRM revenue will return to low growth over the remaining useful life of our CRM amortizing intangible assets. Events specific to our CRM business included the 2010 product ship hold actions and resulting market share losses, and lower replacement volumes due to historical product recalls. We believe that the contraction in the CRM market was primarily due to lower procedural volumes principally due to a focus on appropriate device usage and increased pressure on selling prices; however, we believe that there has been a recent trend toward stabilization in procedural volumes across the market.

We continue to perform thorough reviews of the CRM market and our recent business results within the market, and consider the impacts on future expectations of performance to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.
Goodwill Valuation
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. We determined our new global reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management regularly reviews the operating results of any components. Through this process, we identified the following new global reporting units as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health, and Neuromodulation.
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

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our 2013 annual impairment assessment, we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health and Neuromodulation. For our 2012 and 2011 impairment assessments, we identified six reporting units within the U.S., including our CRM, Neuromodulation, Endoscopy, Urology and Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises. In addition, we identified four international reporting units, including EMEA, Japan, Asia Pacific and the Americas.
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
During 2013, 2012, and 2011, we used only the income approach, specifically the DCF method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.
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
If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. If the carrying value of a reporting unit is zero or negative, we evaluate whether it is more likely than not that a goodwill impairment exists. If we determine adverse qualitative factors exist that would indicate it is more likely than not an impairment exists, we then perform the second step of the goodwill test. The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.
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

We have identified our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit holds $1.356 billion of allocated goodwill. The level of excess fair value over carrying value for this reporting unit identified during our annual goodwill impairment test was approximately 16 percent. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units, including global CRM.
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
Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, reductions in reimbursement levels, product actions, and/or competitive or disruptive technology developments;

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

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses; and

•	increases in our market-participant risk-adjusted WACC.
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
New Accounting Pronouncements
Standards Implemented
ASC Update No. 2013-02
In February 2013, the FASB issued ASC Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Update No. 2013-02 requires that entities provide information about amounts reclassified out of accumulated other comprehensive income by component. The amendment also requires entities to present significant amounts by the respective line items of net income, either on the face of the income statement or in the notes to the financial statements for amounts required to be reclassified out of accumulated other comprehensive income in their entirety in the same reporting period. For other amounts that are not required to be reclassified to net income in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. We adopted Update No. 2013-02 beginning in our first quarter ended March 31, 2013. Update No. 2013-02 is related to presentation only and its adoption did not impact our results of operations or financial position. See our Consolidated Statements of Comprehensive Income (Loss) and Note P - Changes in Other Comprehensive Income to our 2013 consolidated financial statements included in Item 8 of this Annual Report for the required disclosures under Update No. 2013-02.
ASC Update No. 2013-01
In January 2013, the FASB issued ASC Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Update No. 2013-01 clarifies the FASB's intent about requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. We adopted Update No. 2013-01 beginning in our first quarter ended March 31, 2013. See Note E - Fair Value Measurements to our 2013 consolidated financial statements included in Item 8 of this Annual Report for the required disclosures under Update No. 2013-01.
Standards to be Implemented
ASC Update No. 2013-11
In July 2013, the FASB issued ASC Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Update No. 2013-11 requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. We are required to adopt Update No. 2013-11 for our first quarter ending March 31, 2014. Update No. 2013-11 is related to presentation only and its adoption will not impact our results of operations or financial position.
Additional Information
Use of Non-GAAP Financial Measures by Boston Scientific

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income and adjusted net income per share that exclude certain amounts, and revenue growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States.

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure and the non-GAAP financial measure that excludes sales from divested businesses is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the accompanying schedules.

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

We believe that presenting adjusted net income, adjusted net income per share, and revenue growth rates that exclude certain amounts, such as sales from divested businesses and/or the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - This amount represents (a) a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013; (b) non-cash write-downs of certain intangible asset balances in the second quarter of 2013; (c) a non-cash write-down of our goodwill balance attributable to our former U.S. Cardiac Rhythm Management reporting unit in the third quarter of 2012; (d) a non-cash write-down of our goodwill balance attributable to our former EMEA reporting unit in the second quarter of 2012; and (e) non-cash write-downs of certain intangible asset balances in the second and third quarters of 2012. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition- and divestiture related net charges (credits) - These adjustments consist of (a) contingent consideration fair value adjustments; (b) due diligence, other fees and exit costs; and (c) separation costs and gains primarily associated with the sale of our Neurovascular business in January 2011. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions and divestitures that can be highly variable and not representative of on-going operations. Separation costs and gains on the sale of a business unit primarily represent those associated with the Neurovascular divestiture and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related charges - These adjustments represent primarily severance and other direct costs associated with our 2014 Restructuring program and 2011 Restructuring program. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these costs for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of intangible asset impairment charges; acquisition-, divestiture-, restructuring- or litigation-related charges or credits. These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Debt extinguishment charge - This item represents premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.450 billion of debt during the third quarter of 2013. These adjustments are not expected to recur and do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Revenue Growth Rates Excluding the Impact of Sales from Divested Businesses and/or Changes in Foreign Currency Exchange Rates

•
Sales from divested businesses and/or changes in foreign currency exchange rates - Sales from divested businesses are primarily associated with the Neurovascular divestiture and are not representative of on-going operations. The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of sales from divested businesses and/or changes in foreign currency exchange rates for purposes of reviewing revenue growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

Adjusted net income, adjusted net income per share and revenue growth rates that exclude certain amounts, such as the sales from divested businesses and/or the impact of changes in foreign currency exchange rates, are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.
Rule 10b5-1 Trading Plans by Executive Officers

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of deferred stock units. These plans are entered into at a time when the person is not in possession of material non-public information about the Company.

On November 26, 2013, Michael P. Phalen, our Executive Vice President and President, MedSurg, entered into a Rule 10b5-1 Trading Plan. Mr. Phalen’s plan covers the sale of shares of our stock to be acquired upon (A) exercise of 162,000 stock options and (B) vesting of deferred stock units representing 29,582 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Mr. Phalen’s plan are based upon pre-established dates and stock price thresholds. Mr. Phalen’s plan will terminate on the earlier of (among other things) December 31, 2014 and the date all shares subject to the plan have been sold. Any transaction under Mr. Phalen’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission.

On November 26, 2013, David A. Pierce, our Senior Vice President and President, Endoscopy, entered into a Rule 10b5-1 Trading Plan. Mr. Pierce’s plan covers the sale of shares of our stock to be acquired upon vesting of deferred stock units representing 23,422 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Mr. Pierce’s plan are based upon pre-established dates and stock price thresholds. Mr. Pierce’s plan will terminate on the earlier of (among other things) December 31, 2014 and the date all shares subject to the plan have been sold. Any transaction under Mr. Pierce’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (1992 framework). Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ Michael F. Mahoney	/s/ Daniel J. Brennan

Michael F. Mahoney	Daniel J. Brennan
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), as applicable (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Boston Scientific Corporation and our report dated February 26, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts

February 26, 2014

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.516 billion as of December 31, 2013 and $4.411 billion as of December 31, 2012. We recorded $264 million of other assets and $55 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2013, as compared to $121 million of other assets and $57 million of other liabilities as of December 31, 2012. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $257 million as of December 31, 2013 and $270 million as of December 31, 2012. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $314 million as of December 31, 2013 and by $319 million as of December 31, 2012. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt. We recorded $1 million of other assets and $8 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2013. We had no interest rate derivative instruments outstanding as of December 31, 2012. A one-percentage point increase in interest rates would have decreased the derivative instruments’ fair value by $41 million as of December 31, 2013. A one-percentage point decrease in interest rates would have increased the derivative instruments’ fair value by $37 million as of December 31, 2013. As of December 31, 2013, $3.393 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 80 percent of our total debt.
See Note E – Fair Value Measurements to our 2013 consolidated financial statements contained in Item 8 of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), as applicable and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

February 26, 2014

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
in millions, except per share data	2013	2012	2011

Net sales	$7,143	$7,249	$7,622
Cost of products sold	2,174	2,349	2,659
Gross profit	4,969	4,900	4,963

Operating expenses:
Selling, general and administrative expenses	2,674	2,535	2,487
Research and development expenses	861	886	895
Royalty expense	140	153	172
Amortization expense	410	395	421
Goodwill impairment charges	423	4,350	697
Intangible asset impairment charges	53	142	21
Contingent consideration expense (benefit)	4	(6)	7
Restructuring charges	101	136	89
Litigation-related charges	221	192	48
Gain on divestiture	(38)	(15)	(778)
	4,849	8,768	4,059
Operating income (loss)	120	(3,868)	904

Other (expense) income:
Interest expense	(324)	(261)	(281)
Other, net	(19)	22	19
(Loss) income before income taxes	(223)	(4,107)	642
Income tax (benefit) expense	(102)	(39)	201
Net (loss) income	$(121)	$(4,068)	$441

Net (loss) income per common share — basic	$(0.09)	$(2.89)	$0.29
Net (loss) income per common share — assuming dilution	$(0.09)	$(2.89)	$0.29

Weighted-average shares outstanding
Basic	1,341.2	1,406.7	1,509.3
Assuming dilution	1,341.2	1,406.7	1,519.0

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
in millions, except share and per share data	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$217	$207
Trade accounts receivable, net	1,307	1,217
Inventories	897	884
Deferred income taxes	288	433
Prepaid expenses and other current assets	302	281
Total current assets	3,011	3,022
Property, plant and equipment, net	1,546	1,564
Goodwill	5,693	5,973
Other intangible assets, net	5,950	6,289
Other long-term assets	371	306
TOTAL ASSETS	$16,571	$17,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$3	$4
Accounts payable	246	232
Accrued expenses	1,348	1,284
Other current liabilities	227	252
Total current liabilities	1,824	1,772
Long-term debt	4,237	4,252
Deferred income taxes	1,402	1,713
Other long-term liabilities	2,569	2,547

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,560,302,634 shares as of December 31, 2013 and 1,542,347,188 shares as of December 31, 2012	16	15
Treasury stock, at cost - 238,006,570 shares as of December 31, 2013 and 186,635,532 shares as of December 31, 2012	(1,592)	(1,092)
Additional paid-in capital	16,579	16,429
Accumulated deficit	(8,570)	(8,449)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustment	(16)	(26)
Unrealized gain on derivative financial instruments	141	34
Unrealized costs associated with certain retirement plans	(19)	(41)
Total stockholders’ equity	6,539	6,870
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,571	$17,154
See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive
in millions, except share data	Shares Issued	Par Value	Stock	Capital	Deficit	Income (Loss)
Balance as of December 31, 2010	1,520,780,112	$15		$16,232	$(4,822)	$(129)
Comprehensive income
Net income					441
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment						(8)
Net change in derivative financial instruments						17
Net change in certain retirement plans						(18)
Impact of stock-based compensation plans, net of tax	10,226,278			117
Acquisition of treasury stock			$(492)
Balance as of December 31, 2011	1,531,006,390	$15	$(492)	$16,349	$(4,381)	$(138)
Comprehensive income
Net loss					(4,068)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment						32
Net change in derivative financial instruments						82
Net change in certain retirement plans						(9)
Impact of stock-based compensation plans, net of tax	11,340,798			80
Acquisition of treasury stock			(600)
Balance as of December 31, 2012	1,542,347,188	$15	$(1,092)	$16,429	$(8,449)	$(33)
Comprehensive income
Net loss					(121)
Other comprehensive income, net of tax
Foreign currency translation adjustment						10
Net change in derivative financial instruments						107
Net change in certain retirement plans						22
Impact of stock-based compensation plans, net of tax	17,955,446	1		150
Acquisition of treasury stock			(500)
Balance as of December 31, 2013	1,560,302,634	$16	$(1,592)	$16,579	$(8,570)	$106

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2013	2012	2011
Net (loss) income	$(121)	$(4,068)	$441
Other comprehensive income (loss):
Foreign currency translation adjustment	10	32	(8)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	107	82	17
Net change in certain retirement plans	22	(9)	(18)
Total other comprehensive income (loss)	139	105	(9)
Total comprehensive income (loss)	$18	$(3,963)	$432

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2013	2012	2011
Operating Activities
Net (loss) income	$(121)	$(4,068)	$441
Adjustments to reconcile net income (loss) to cash provided by operating activities
Gain on sale of businesses	(38)	(15)	(778)
Depreciation and amortization	689	683	717
Deferred income taxes	(223)	(166)	46
Stock-based compensation expense	105	108	128
Goodwill impairment charges	423	4,350	697
Intangible asset impairment charges	53	142	21
Net losses (gains) on investments and notes receivable	9	(37)	(27)
Contingent consideration expense (income)	4	(6)	7
Payment of contingent consideration in excess of amounts established in purchase accounting	(5)	(8)	—
Other, net	31	(7)	(7)
Increase (decrease) in cash flows from operating assets and liabilities:
Trade accounts receivable	(101)	37	42
Inventories	(7)	66	(54)
Other assets	91	(68)	(60)
Accounts payable and accrued expenses	(37)	(131)	(271)
Other liabilities	209	380	106
Cash provided by operating activities	1,082	1,260	1,008

Investing Activities
Property, plant and equipment
Purchases of property, plant and equipment	(245)	(226)	(304)
Proceeds on disposals	53	16	16
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(274)	(366)	(370)
Divestitures
Proceeds from business divestitures, net of costs	30	10	1,440
Other investing activity
Payments for investments and acquisitions of certain technologies	(44)	(22)	(11)
Proceeds from investments and collections of notes receivable	5	9	5
Cash (used for) provided by investing activities	(475)	(579)	776

Financing Activities
Debt
Payments of contingent consideration amounts previously established in purchase accounting	(160)	(146)	(7)
Proceeds from long-term borrowings, net of debt issuance costs	1,440
Payments on long-term borrowings	(1,450)	(10)	(1,250)
Proceeds from borrowings on credit facilities	340	371	565
Payments on borrowings from credit facilities	(340)	(380)	(565)
Equity
Payments for acquisitions of treasury stock	(500)	(600)	(492)
Proceeds from issuances of shares of common stock	74	21	21
Cash used for financing activities	(596)	(744)	(1,728)

Effect of foreign exchange rates on cash	(1)	3	(2)

Net increase (decrease) in cash and cash equivalents	10	(60)	54
Cash and cash equivalents at beginning of period	207	267	213
Cash and cash equivalents at end of period	$217	$207	$267

Supplemental Information
Cash paid for income taxes, net	$67	$97	$138
Cash paid for interest	329	255	277
Fair value of contingent consideration recorded	—	467	287

See notes to the consolidated financial statements.

Table of Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have significant interests in any VIEs and therefore did not consolidate any VIEs during the years ended December 31, 2013, 2012, and 2011.
On January 3, 2011, we closed the sale of our Neurovascular business to Stryker Corporation (Stryker). Due to our continuing involvement in the operations of the Neurovascular business following the divestiture, the divestiture did not meet the criteria for presentation as a discontinued operation and, therefore, the results of the Neurovascular business are included in our results of operations for all periods presented. Refer to Note C – Divestitures for a description of this business divestiture.
Basis of Presentation
The accompanying consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Article 10 of Regulation S-X.
Reclassification
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units. We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note D - Goodwill and Other Intangible Assets and Note O – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J– Income Taxes and Note K– Commitments and Contingencies for more information.
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
We record available-for-sale investments at fair value and exclude unrealized gains and temporary losses on available-for-sale securities from earnings, reporting such gains and losses, net of tax, as a separate component of stockholders’ equity, until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We held no available-for-sale securities during 2013, 2012, and 2011.

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institutions and generally do not require collateral. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on historical information and management's best estimates. Amounts determined to be uncollectible are written off against this reserve. We recorded write-offs of uncollectible accounts receivable of $12 million in 2013, $7 million in 2012, and $13 million in 2011. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2013, 2012, or 2011 or accounts receivable at December 31, 2013 or 2012; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.
We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Spain and Portugal are subject to an increased number of days outstanding above historical levels prior to payment. Historically, receivable balances with certain publicly-owned hospitals in these countries accumulate over a period of time and are then subsequently settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2013, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write-offs of uncollectible amounts may increase. As of December 31, 2013, our net receivables in these countries greater than 180 days past due totaled approximately $95 million, of which approximately $50 million were past due greater than 360 days.

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
Changes in our product warranty accrual during 2013, 2012, and 2011 consisted of the following (in millions):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$26	$30	$43
Provision	12	8	9
Settlements/ reversals	(10)	(12)	(22)
Ending balance	$28	$26	$30
Inventories
We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory. Approximately 40 percent of our finished goods inventory as of December 31, 2013 and 2012 was at customer locations pursuant to consignment arrangements or held by sales representatives.
Property, Plant and Equipment
We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to ten year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $279 million in 2013, $288 million in 2012, and $296 million in 2011.
Valuation of Business Combinations
We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets and in-process research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination, including in-process research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative costs.
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

Indefinite-lived Intangibles, including In-Process Research and Development
Our indefinite-lived intangible assets that are not subject to amortization primarily include acquired balloon and other technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine, and in-process research and development intangible assets acquired in a business combination. Our in-process research and development represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated in-process research and development intangible asset. We test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.
We use the income approach to determine the fair values of our in-process research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. We apply a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition.
We test our in-process research and development intangible assets acquired in a business combination for impairment at least annually during the third quarter, and more frequently if events or changes in circumstances indicate that the assets may be impaired.
For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date.
Amortization and Impairment of Intangible Assets
We record intangible assets at historical cost and amortize them over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows: patents and licenses, two to 20 years; definite-lived technology-related, five to 25 years; customer relationships, five to 25 years; other intangible assets, various.
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
We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). See Note D - Goodwill and Other Intangible Assets for more information related to impairments of intangible assets during 2013, 2012, and 2011.

For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees, and other expenditures directly related to securing the patent.
Goodwill Valuation
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. We determined our new global reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management regularly reviews the operating results of any components. Through this process, we identified the following new global reporting units as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health, and Neuromodulation. The discussion below for 2013 relates to our global business reporting units and for 2012 and prior periods relates to our former regional reporting units.
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (Topic 350). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our 2013 annual impairment assessment we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health and Neuromodulation. For our 2012 and 2011 impairment assessments, we identified six reporting units within the U.S., including our CRM, Neuromodulation, Endoscopy, Urology and Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, which in aggregate make up the U.S. reportable segment. In addition, we identified four international reporting units, including EMEA, Japan, Asia Pacific and the Americas.
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
During 2013, 2012, and 2011, we used only the income approach, specifically the DCF method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.
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

If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. If the carrying value of a reporting unit is zero or negative, we evaluate whether it is more likely than not that a goodwill impairment exists. If we determine adverse qualitative factors exist that would indicate it is more likely than not an impairment exists, we then perform the second step of the goodwill test. The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test. See Note D - Goodwill and Other Intangible Assets for discussion of our goodwill impairment charges.
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
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that we accounted for under the equity method of accounting was $18 million as of December 31, 2013 and $16 million as of December 31, 2012. We account for investments in entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee. The aggregate carrying amount of our cost method investments was $20 million as of December 31, 2013 and $13 million as of December 31, 2012. In addition, we had notes receivable from certain companies of $13 million as of December 31, 2013 and $5 million as of December 31, 2012.
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
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations are $11.902 billion as of December 31, 2013 and $11.041 billion as of December 31, 2012.

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
Translation of Foreign Currency
We translate all assets and liabilities of foreign subsidiaries from local currency into U.S. dollars using the year-end exchange rate, and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive loss. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. We did not record any highly inflationary economy translation adjustments in 2013, 2012 or 2011.
Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments. We recognized net foreign currency transaction losses of $11 million in 2013, $18 million in 2012, and $12 million in 2011.

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
Shipping and Handling Costs
We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $97 million in 2013, $105 million in 2012, and $100 million in 2011 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Research and Development
We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Indefinite-lived Intangibles, including In-Process Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations and asset purchases.
Employee Retirement Plans
In connection with our 2006 acquisition of Guidant Corporation, we sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which are maintained in a trust, consist primarily of fixed-income instruments. Further, we sponsor the Guidant Supplemental Retirement Plan, a frozen, nonqualified defined benefit plan for certain former officers and employees of Guidant. The Guidant Supplemental Retirement Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. In addition, certain current and former employees of Guidant are eligible to receive a portion of their healthcare retirement benefits under a frozen defined benefit plan.
In addition, we maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and division presidents. Participants may retire with unreduced benefits once retirement conditions have been satisfied. We also maintain retirement plans covering certain international employees.
We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income (OCI). The outstanding obligation as of December 31, 2013 and 2012 is as follows:

	As of December 31, 2013			As of December 31, 2012
(in millions)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized
Executive Retirement Plan	$10	$—	$10	$13	$—	$13
Guidant Retirement Plan (frozen)	120	114	6	131	87	44
Guidant Supplemental Retirement Plan (frozen)	31	—	31	34	—	34
Guidant Healthcare Retirement Benefit Plan (frozen)	3	—	3	5	—	5
International Retirement Plans	84	52	32	85	43	42
	$248	$166	$82	$268	$130	$138
The value of the Rabbi Trust assets used to pay the Guidant Supplemental Retirement Plan benefits included in our accompanying consolidated financial statements was approximately $17 million as of December 31, 2013 and $21 million as of December 31, 2012.

The critical assumptions associated with our employee retirement plans as of December 31, 2013 are as follows:

		Expected Return on Plan Assets	Long-Term Healthcare	Rate of
	Discount Rate		Cost Trend Rate	Compensation Increase
Executive Retirement Plan	4.50%			3.00%
Guidant Retirement Plan (frozen)	5.00%	5.50%
Guidant Supplemental Retirement Plan (frozen)	4.75%
Guidant Healthcare Retirement Benefit Plan (frozen)	1.00% - 2.00%		5.00%
International Retirement Plans	0.75% - 3.70%	2.75% - 4.10%		3.00%
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
A rollforward of the changes in the fair value of plan assets for our funded retirement plans during 2013 and 2012 is as follows:

	Year Ended December 31,
(in millions)	2013	2012
Beginning fair value	$130	$115
Actual return on plan assets	25	11
Employer contributions	32	20
Benefits paid	(15)	(13)
Net transfers in (out)	—	—
Foreign currency exchange	(6)	(3)
Ending fair value	$166	$130
We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation, and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $59 million in 2013, $63 million in 2012, and $65 million in 2011.
Net Income (Loss) per Common Share
We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.

NOTE B – ACQUISITIONS
Over the past three years, we have completed several acquisitions as part of our strategic initiatives, and have acquired technologies in the areas of cardiology, structural heart therapy, atrial fibrillation, peripheral vascular disease, hypertension, cardiac rhythm management, electrophysiology, endoscopic pulmonary intervention, and deep brain stimulation.
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the years ended December 31, 2013, 2012 or 2011.
2013 Acquisition
On November 1, 2013, we completed the acquisition of the electrophysiology business of C.R. Bard Inc. (Bard EP), for $274 million in cash. We believe that this transaction adds a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, which we believe will allow us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure.

Purchase Price Allocation
We accounted for this acquisition as a business combination and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price for the acquisition consummated in 2013 are as follows (in millions):

Cash, net of cash acquired	$274
Fair value of contingent consideration	—
Fair value of prior interests	—
Fair value of debt assumed	—
$274

Total consideration for the 2013 acquisition included initial $274 million of cash payments, net of cash acquired, at closing of the transaction.
The following summarizes the aggregate preliminary purchase price allocation for the 2013 acquisition as of December 31, 2013 (in millions):

Goodwill	$140
Amortizable intangible assets	112
Indefinite-lived intangible assets	—
Other net assets	19
Deferred income taxes	3
$274

We allocated a portion of the preliminary purchase price to specific intangible asset categories as of the respective acquisition dates as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$82	10	11.5%
Customer relationships	30	7	11.5%
	$112

Our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. We used the income approach to derive the fair value of the technology-related intangible assets, and are amortizing them on a straight-line basis over their assigned estimated useful lives.

Customer relationships represent the estimated fair value of the non-contractual customer and distributor relationships. Customer relationships are direct relationships with physicians and hospitals performing procedures with the acquired products, and distributor relationships are relationships with third parties used to sell products, both as of the acquisition date. These relationships were valued separately from goodwill as there is a history and pattern of conducting relationships with the customers and distributors on a contractual basis. We used the replacement cost and lost profits methodology to derive the fair value of the customer relationships. The customer relationships intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives.

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

We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, the majority of which is deductible for tax purposes. Goodwill was established due primarily to synergies expected to be gained from the integration of this business into our existing operations as well as revenue and cash flow projections associated with future technologies, and has been allocated to our reportable segments based on the relative expected benefit. See Note D - Goodwill and Other Intangible Assets for more information related to goodwill allocated to our reportable segments.
2012 Acquisitions
Cameron Health, Inc.
On June 8, 2012, we completed the acquisition of the remaining equity of Cameron Health, Inc. (Cameron). Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® system. The S-ICD® system has received CE Mark approval and is sold in CE marked countries. In addition, in late September 2012, we received U.S. Food and Drug Administration (FDA) approval for the S-ICD® system, and commenced a limited commercial launch of this system in the United States during the fourth quarter of 2012. We are integrating the operations of the Cameron business into our CRM business. Total consideration includes an initial $150 million cash payment at closing of the transaction, a payment of $150 million upon FDA approval of the S-ICD® system and up to an additional $1.05 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval. Due to our receipt of FDA approval of Cameron's S-ICD® system, we paid the related $150 million milestone payment to the former shareholders of Cameron during the fourth quarter of 2012.
BridgePoint Medical, Inc.
On October 4, 2012, we completed the acquisition of 100 percent of the fully diluted equity of BridgePoint Medical, Inc. (BridgePoint), a developer of catheter-based systems to treat coronary chronic total occlusions (CTOs). BridgePoint has the only U.S. approved crossing and re-entry system indicated for use in coronary CTOs. The system has also received CE Mark approval and TGA approval in Australia and is currently sold in Europe, Australia and the U.S. We have integrated the operations of the BridgePoint business into our Interventional Cardiology business. Total consideration includes an initial $20 million at closing of the transaction and up to an additional $90 million of revenue-based earnouts and milestones through 2016.
Rhythmia Medical, Inc.
On October 8, 2012, we completed the acquisition of 100 percent of the fully diluted equity of Rhythmia Medical, Inc. (Rhythmia). Rhythmia is a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We received CE Mark approval for the Rhythmia technology during the second quarter of 2013 and received FDA approval during July 2013. We are integrating the operations of the Rhythmia business into our Electrophysiology business. Total consideration includes an initial $90 million at closing of the transaction and up to an additional $175 million of regulatory and revenue-based milestones and revenue-based earnouts through 2017.
Vessix Vascular, Inc.
On November 19, 2012, we completed the acquisition of 100 percent of the fully diluted equity of Vessix Vascular, Inc. (Vessix). Vessix is a developer of a therapy to treat uncontrolled hypertension, or high blood pressure. The Vessix Vascular V2 Renal Denervation System™ has received CE Mark in Europe and TGA approval in Australia. Vessix has initiated the REDUCE-HTN post-market surveillance study and launched the product in CE Mark countries in 2013. We are integrating the operations of the Vessix business into our Peripheral Interventions business. Total consideration includes an initial $125 million at closing of the transaction and up to an additional $300 million of clinical and revenue-based milestones and revenue-based earnouts through 2016.
Purchase Price Allocation
The components of the aggregate purchase price for acquisitions consummated in 2012 are as follows (in millions):

Cash, net of cash acquired	$367
Fair value of contingent consideration	467
Fair value of prior interests	79
Fair value of debt assumed	9
$922

Total consideration for the 2012 acquisitions included initial $367 million cash payments, net of cash acquired, at closing of the transactions, with potential payments of up to an additional $1.615 billion based upon achievement of certain regulatory- and commercialization-related milestones and revenue through 2018. As of the respective acquisition dates, we recorded total contingent consideration liabilities of $467 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies. The fair value of the contingent consideration liabilities was estimated by discounting, to present value, contingent payments expected to be made. In certain circumstances, we utilized a probability-weighted approach or monte carlo revenue simulation model to determine the fair value of contingent consideration.
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
The following summarizes the aggregate purchase price allocation for the 2012 acquisitions as of December 31, 2012 (in millions):

Goodwill (non-deductible for tax purposes)	$566
Amortizable intangible assets	189
Indefinite-lived intangible assets	132
Other net assets	15
Deferred income taxes	20
$922

We allocated a portion of the final purchase price to specific intangible asset categories as of the respective acquisition dates as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$187	8	14% to 28%
Customer relationships	2	5	14%
Indefinite-lived intangible assets:
In-process research and development	132		14% to 28%
	$321

Our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. The technology-related intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives. In-process research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility.
2011 Acquisitions
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. (Sadra). Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Sadra is developing a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market. In October 2013, we received CE Mark approval and launched the Lotus™ Valve System in Europe.

We have integrated the operations of the Sadra business into our Interventional Cardiology business. Total consideration included a net cash payment of $193 million at closing to acquire the remaining 86 percent of Sadra and certain regulatory- and revenue-based milestones.
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. (Intelect). Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Intelect is developing advanced visualization and programming technology for deep-brain stimulation. We have integrated the operations of the Intelect business into our Neuromodulation business. The acquisition was intended to leverage the core architecture of the VerciseTM platform and advance our technology in the field of deep-brain stimulation. In May 2013, we received CE Mark approval for the GUIDETM DBS System. We paid $60 million at the closing of the transaction using cash on hand to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
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
Atritech, Inc.
On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. (Atritech). Atritech has developed a device designed to close the left atrial appendage of the heart. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke, and is marketed in CE Mark countries. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We have integrated the operations of the Atritech business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology divisions in the commercialization of the WATCHMAN® device. Total consideration included a net cash payment of $98 million at closing of the transaction and potential payments up to $275 million through 2015 that are contingent upon achievement of certain regulatory-based milestones and revenue.
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

The following summarizes the aggregate purchase price allocation for the 2011 acquisitions (in millions):

Goodwill (non-deductible for tax purposes)	$266
Amortizable intangible assets	97
Indefinite-lived intangible assets	470
Deferred income taxes	(121)
$712
We allocated the aggregate purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology-related	$97	7	23% - 25%
Indefinite-lived intangible assets
Purchased research and development	470		23% - 30%
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
Changes in our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2011	$(358)
Amounts recorded related to new acquisitions	(467)
Other amounts recorded related to prior acquisitions	2
Net fair value adjustments	6
Payments made	154
Balance as of December 31, 2012	$(663)
Amounts recorded related to new acquisitions	—
Other amounts recorded related to prior acquisitions	1
Net fair value adjustments	(4)
Payments made	165
Balance as of December 31, 2013	$(501)
As of December 31, 2013, the maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with our acquisitions is approximately $2.1 billion.

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

Contingent Consideration Liability	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$84 million	Probability Weighted Discounted Cash Flow	Discount Rate	0.8% - 1.0%
			Probability of Payment	85%
			Projected Year of Payment	2014
Revenue-based Payments	$126 million	Discounted Cash Flow	Discount Rate	12% - 15%
			Probability of Payment	0% - 100%
			Projected Year of Payment	2014 - 2017
	$291 million	Monte Carlo	Revenue Volatility	13% - 26%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2014-2018

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

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. We received an additional $10 million during 2012, $30 million during the second quarter of 2013 and we received the final $10 million of consideration in January 2014. Due to our continuing involvement in the operations of the Neurovascular business following the divestiture, the divestiture did not meet the criteria for presentation as a discontinued operation. We recorded a gain of $38 million ($26 million after-tax) during 2013, a gain of $15 million ($12 million after tax) during 2012 and a gain of $778 million ($545 million after-tax) during 2011 associated with the transaction.
We recorded revenue related to the Neurovascular business following its divestiture of $58 million in 2013, $122 million in 2012 and $141 million in 2011. Our sales related to our divested Neurovascular business have declined as the various transition services and supply agreements have terminated.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of December 31, 2013 and 2012 is as follows:

	As of December 31, 2013		As of December 31, 2012
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,272	$(3,342)	$8,020	$(3,005)
Patents	513	(326)	559	(352)
Other intangible assets	845	(479)	810	(428)
	$9,630	$(4,147)	$9,389	$(3,785)
Unamortizable intangible assets
Goodwill	$15,593	$(9,900)	$15,450	$(9,477)
Technology-related	197		242
	$15,790	$(9,900)	$15,692	$(9,477)

In addition, we had $270 million and $443 million of in-process research and development intangible assets as of December 31, 2013 and December 31, 2012, respectively. During the third quarter of 2013, we reclassified approximately $45 million of core technology not previously subject to amortization to amortizable intangible assets due to projected changes in the market for this technology. We tested the intangible asset for impairment prior to this reclassification and determined that the asset was not impaired.
2013 Reorganization
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. We determined our new global reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management regularly reviews the operating results of any components. Through this process, we identified the following new global reporting units effective as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health, and Neuromodulation. The discussion below for 2013 relates to our global business reporting units and for 2012 and prior periods, relates to our former regional reporting units. For our 2012 and 2011 assessments, we identified (i) six reporting units within the U.S., which included our CRM, Neuromodulation, Endoscopy, Urology and Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, and (ii) four international reporting units, including EMEA, Japan, Asia Pacific and the Americas.
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

The following represents our goodwill balance by new global reportable segment. We restated the prior period information to conform to the current presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2011	$4,542	$1,661	$3,558	$9,761
Purchase price adjustments	—	(1)	—	(1)
Goodwill acquired	186	327	50	563
Goodwill written off	(1,479)	(1,410)	(1,461)	(4,350)
Balance as of December 31, 2012	$3,249	$577	$2,147	$5,973
Purchase price adjustments	3	—	—	3
Goodwill acquired	—	140	—	140
Goodwill written off	—	(423)	—	(423)
Balance as of December 31, 2013	$3,252	$294	$2,147	$5,693
The 2012 and 2013 purchase price adjustments relate primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.
Goodwill Impairment Testing and Charges
2013 Charges
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis, we conducted the first step of the goodwill impairment test for all new global reporting units as of January 1, 2013. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units. The fair value of each new global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. The global CRM reporting unit carrying value exceeded its fair value primarily due to the carrying value of its amortizable intangible assets. The carrying value of amortizable intangible assets allocated to the global CRM reporting unit was $4.636 billion as of January 1, 2013. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, we tested the global CRM amortizable intangible assets for impairment in conjunction with the interim goodwill impairment test of our global CRM reporting unit. We performed the impairment analysis of the amortizable intangible assets on an undiscounted cash flow basis, and concluded that these assets were not impaired.
The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. We performed the second step of the goodwill impairment test on the global CRM reporting unit and recorded a non-cash goodwill impairment charge of $423 million ($421 million after-tax) to write-down the goodwill to its implied fair value as of January 1, 2013. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. We finalized the second step of the global CRM goodwill impairment test during the second quarter of 2013, in accordance with ASC Topic 350, Intangibles-Goodwill and Other, and determined that no adjustments to the charge were required. After recording the impairment charge in the first quarter of 2013, there was no remaining goodwill allocated to the global CRM reporting unit.

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

In the second quarter of 2013, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value except CRM, for which no goodwill remains. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. We have identified our global Neuromodulation reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit holds $1.356 billion of allocated goodwill. The level of excess fair value over carrying value for this reporting unit identified during our annual goodwill impairment test was approximately 16 percent. Future changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.374 billion globally as of December 31, 2013) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.374 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for a discussion of key assumptions used in our testing.
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
Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units and/or amortizable intangible assets include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, reductions in reimbursement levels, product actions, and/or competitive or disruptive technology developments;

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

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses; and

•	increases in our market-participant risk-adjusted WACC.
Negative changes in one or more of these factors, among others, could result in additional impairment charges.

2012 Charges
In the second quarter of 2012, we performed our annual goodwill impairment test for all of our reporting units and concluded that the goodwill within our former EMEA reporting unit was impaired and recorded a charge of $3.602 billion ($3.579 billion after-tax). As a result of revised estimates developed during our annual strategic planning process and analysis performed in conjunction with our annual goodwill impairment test, we concluded that the revenue growth rates projected for the EMEA reporting unit were slightly lower than our previous estimates primarily driven by macro-economic factors and our performance in the European market. We updated short-term operating projections based on our most recent strategic plan for EMEA prepared by management. We reduced the EMEA long-term growth rates and terminal value growth rate projections and increased the discount rate within our 15-year DCF model for EMEA by approximately 100 basis points due to increased risk associated with our projections in this market primarily as a result of economic uncertainty in Europe. In addition, our expectations for future growth and profitability were lowered as compared to our previous estimates and reflected declines in average selling prices and volume pressures due to austerity measures. We finalized the second step of the EMEA goodwill impairment test during the third quarter of 2012, in accordance with ASC Topic 350, Intangibles-Goodwill and Other, and there were no adjustments to the charge upon finalization.
In the third quarter of 2012, we performed an interim goodwill impairment test and recorded a non-cash $748 million (pre- and after-tax) charge associated with our former U.S. Cardiac Rhythm Management (U.S. CRM) reporting unit, primarily driven by a reduction in the estimated size of the U.S. CRM market, related adjustments to our business and other competitive factors, which led to lower projected U.S. CRM results compared to prior forecasts. The U.S. CRM market is dynamic, highly competitive and difficult to forecast; in the third quarter of 2012, we lowered our projections for the U.S. CRM market size and our future revenue levels within this market, primarily to reflect changes in expectations of average selling prices and unit growth, adjustments to our business and other competitive factors. The increased pricing pressure and lower unit volumes were primarily due to physician alignment with hospitals, efforts to reduce health care costs, focus on appropriate device usage, replacement volumes and competition, and were more impactful to the U.S. CRM business than previously estimated. In addition, we adjusted certain elements of our business and shifted investments to focus on areas expected to provide the highest future growth and financial return. As a result of these factors, we reduced the compound annual revenue growth rate of our 15 year DCF model for the U.S. CRM reporting unit by approximately 250 basis points. We finalized the second step of the U.S. CRM goodwill impairment test during the fourth quarter of 2012, in accordance with ASC Topic 350, Intangibles-Goodwill and Other, and there were no adjustments to the charge upon finalization.
2011 Charge
Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. ICD market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our former U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011.
The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2011	$—	$(5,127)	$—	(5,127)
Goodwill written off	(1,479)	(1,410)	(1,461)	(4,350)
Accumulated write-offs as of December 31, 2012	$(1,479)	$(6,537)	(1,461)	$(9,477)
Goodwill written off	—	(423)	—	(423)
Accumulated write-offs as of December 31, 2013	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Intangible Asset Impairment Charges

On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. The recoverability of our CRM-related amortizable intangibles ($4.374 billion globally as of December 31, 2013) are sensitive to changes in future cash flow assumptions and our global CRM business performance. The $4.374 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the levels of excess fair value over carrying value of our CRM-related amortizable intangible assets.

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

Intangible Asset	Fair Value as of Second Quarter 2013	Valuation Technique	Unobservable Input	Rate
In-Process R&D	$178 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%
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

In-process research and development fair value is measured using projected revenues, projected expenses, discount rates, and probability of expected launch. The nonrecurring Level 3 fair value measurements of the impairment charges taken in the third quarter of 2012 included the following significant unobservable inputs:

Intangible Asset	Fair Value as of Third Quarter 2012	Valuation Technique	Unobservable Input	Range
In-Process R&D	$26 million	Income Approach - Excess Earnings Method	Discount Rate	20%-25%

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

The nonrecurring Level 3 fair value measurements of the impairment charges taken in the second quarter of 2012 included the following significant unobservable inputs:

Intangible Asset	Fair Value as of Second Quarter 2012	Valuation Technique	Unobservable Input	Range
In-Process R&D	$184 million	Income Approach - Excess Earnings Method	Discount Rate	20%
2011 Charges
During the third quarter of 2011, we recorded a $9 million intangible asset impairment charge attributable to lower projected cash flows associated with certain technologies. During the second quarter of 2011, we recorded a $12 million intangible asset impairment charge associated with changes in the timing and amount of the expected cash flows related to certain in-process research and development projects.
The intangible asset category and associated write downs recorded in 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011
Technology-related	$—	$—	$9
Purchased research and development	53	142	12
	$53	142	$21
Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio as of December 31, 2013 is as follows:

Estimated Amortization Expense
Fiscal Year	(in millions)

2014	$433
2015	441
2016	441
2017	440
2018	441
Our technology-related intangible assets that are not subject to amortization represent technical processes, intellectual property and/or institutional understanding acquired through business combinations that are fundamental to the on-going operations of our business and have no limit to their useful life. Our technology-related intangible assets that are not subject to amortization are comprised primarily of certain acquired balloon and other technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine. We assess our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other.

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of December 31, 2013 and December 31, 2012 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.564 billion as of December 31, 2013 and $2.469 billion as of December 31, 2012.
We recognized net gains of $36 million during 2013 on our cash flow hedges, as compared to $39 million of net losses during 2012, and $95 million of net losses during 2011. All currency cash flow hedges outstanding as of December 31, 2013 mature within 36 months. As of December 31, 2013, $139 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $31 million as of December 31, 2012. As of December 31, 2013, $75 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.952 billion as of December 31, 2013 and $1.942 billion as of December 31, 2012.

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
In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges, and had $450 million outstanding as of December 31, 2013. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged fixed rate debt. We recognized in interest expense, a $7 million gain on our hedged debt obligation, and an $8 million loss on the related interest rate derivative contract during 2013, resulting in a $1 million net loss recorded in earnings due to ineffectiveness. We had no interest rate derivative contracts outstanding as of December 31, 2012.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks designated as cash flow hedges. We amortize the gains and losses of these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $54 million as of December 31, 2013 and $64 million as of December 31, 2012, and unamortized losses of $2 million as of December 31, 2013 and $3 million as of December 31, 2012, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $3 million as of December 31, 2013 and $4 million as of December 31, 2012. The gains that we recognized in earnings related to previously terminated interest rate derivatives were $10 million in 2013, $11 million in 2012, and were not material in 2011. As of December 31, 2013, $9 million of net gains may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative contracts.
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

Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying consolidated statements of operations during 2013, 2012 and 2011 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Year Ended December 31, 2013
Interest rate hedge contracts	$—	$1	Interest expense
Currency hedge contracts	207	36	Cost of products sold
	$207	$37
Year Ended December 31, 2012
Interest rate hedge contracts	$—	$2	Interest expense
Currency hedge contracts	95	(39)	Cost of products sold
	$95	$(37)
Year Ended December 31, 2011
Interest rate hedge contracts	$—	$1	Interest expense
Currency hedge contracts	(66)	(95)	Cost of products sold
	$(66)	$(94)

The amount of loss recognized in earnings related to the ineffective portion of our hedging relationships was $1 million in 2013 and de minimus in 2012. In 2011, we recognized a $5 million gain related to the ineffective portion of hedging relationships.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Year Ended			Location in Statement of Operations
	December 31,
	2013	2012	2011
Gain (loss) on currency hedge contracts	$102	$23	$12	Other, net
Gain (loss) on foreign currency transaction exposures	(113)	(41)	(24)	Other, net
Net foreign currency gain (loss)	$(11)	$(18)	$(12)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2013, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of December 31, 2013 and December 31, 2012:

		As of
		December 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2013	2012
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$117	$25
Currency hedge contracts	Other long-term assets	120	63
Interest rate contracts	Prepaid and other current assets	1	—
		238	88
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	27	33
Total Derivative Assets		$265	$121

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$13	$20
Currency hedge contracts	Other long-term liabilities	19	10
Interest rate contracts	Other long-term liabilities	8	—
		40	30
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	23	27
Total Derivative Liabilities		$63	$57

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013				As of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$38	$—	$—	$38	$39	$—	$—	$39
Currency hedge contracts	—	264	—	264	—	121	—	121
Interest rate contracts	—	1	—	1	—	—	—	—
	$38	$265	$—	$303	$39	$121	$—	$160
Liabilities
Currency hedge contracts	$—	$55	$—	$55	$—	$57	$—	$57
Accrued contingent consideration	—	—	501	501	—	—	663	663
Interest rate contracts	—	8	—	8	—	—	—	—
	$—	$63	$501	$564	—	$57	$663	$720

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $38 million invested in money market and government funds as of December 31, 2013, we had $31 million in short-term time deposits and $148 million in interest bearing and non-interest bearing bank accounts. In addition to $39 million invested in money market and government funds as of December 31, 2012, we had $168 million in interest bearing and non-interest bearing bank accounts.
Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liability. Refer to Note B - Acquisitions for a discussion of the changes in the fair value of our contingent consideration liability.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $20 million as of December 31, 2013 and $13 million as of December 31, 2012.
During 2013 and 2012, we recorded losses of $476 million and $4.492 billion, respectively, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to these charges and significant unobservable inputs.
The fair value of our outstanding debt obligations was $4.602 billion as of December 31, 2013 and $4.793 billion as of December 31, 2012, which was determined by using primarily quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.240 billion as of December 31, 2013 and $4.256 billion as of December 31, 2012. During the third quarter of 2013, we refinanced our public debt obligations maturing in June 2014 and January 2015 (see Senior Notes below). The debt maturity schedule for the significant components of our debt obligations as of December 31, 2013 is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior notes	$—	$400	$600	$250	$600	$1,950	$3,800
Term loan	—	—	80	80	240	—	400
	$—	$400	$680	$330	$840	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
We maintain a $2.0 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent, as of December 31, 2013). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent, as of December 31, 2013). There were no amounts borrowed under our revolving credit facility as of December 31, 2013 or December 31, 2012.
Our revolving credit facility agreement in place as of December 31, 2013 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of December 31, 2013
Maximum leverage ratio (1)	3.5 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	5.2 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2013, we had $234 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of December 31, 2013, we had approximately $2.185 billion of the combined legal and debt exclusion remaining. As of and through December 31, 2013, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Term Loan
In August 2013, we entered into a new $400 million, unsecured term loan facility. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage; the maximum leverage ratio requirement is 3.5 times, our actual leverage ratio as of December 31, 2013 is 2.5 times and the minimum interest coverage ratio requirement is 3.0 times, our actual interest coverage ratio as of December 31, 2013 is 5.2 times. We had $400 million outstanding under this facility as of December 31, 2013 and no borrowings outstanding as of December 31, 2012.
Senior Notes
We had senior notes outstanding of $3.800 billion and $4.200 billion as of December 31, 2013 and December 31, 2012, respectively. In August 2013, we issued $600 million of 2.650% senior notes due in 2018, and $450 million of 4.125% senior notes due in 2023. In September 2013, we used the proceeds, together with borrowings under our new $400 million term loan facility, to prepay $600 million of senior notes maturing in June 2014 and $850 million maturing in January 2015. We recorded a one-time charge of $70 million ($44 million after-tax) for premiums, accelerated amortization of debt issuance costs and investor discount costs net of accelerated amortization of interest rate hedge gains related to the early debt extinguishment. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).

Our senior notes consist of the following as of December 31, 2013:

	Amount (in millions)	Issuance Date	Maturity Date	Semi-annual Coupon Rate
November 2015 Notes	$400	November 2005	November 2015	5.500%
June 2016 Notes	600	June 2006	June 2016	6.400%
January 2017 Notes	250	November 2004	January 2017	5.125%
October 2018 Notes	600	August 2013	October 2018	2.650%
January 2020 Notes	850	December 2009	January 2020	6.000%
October 2023 Notes	450	August 2013	October 2023	4.125%
November 2035 Notes	350	November 2005	November 2035	6.250%
January 2040 Notes	300	December 2009	January 2040	7.375%
	$3,800

Our $2.2 billion of senior notes issued in 2009 and 2013 contain a change-in-control provision, which provides that each holder of the senior notes may require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate repurchased principal, plus accrued and unpaid interest, if a rating event, as defined in the indenture, occurs as a result of a change-in-control, as defined in the indenture. Any other credit rating changes may impact our borrowing cost, but do not require us to repay any borrowings.

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

Other Arrangements
We also maintain a credit and security facility secured by our U.S. trade receivables. In June 2013, we extended the maturity of this facility through June 2015, subject to further extension, reduced the size of the facility from $350 million to $300 million and added a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of December 31, 2013 is 2.5 times. We had no borrowings outstanding under this facility as of December 31, 2013 and December 31, 2012.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $312 million as of December 31, 2013. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $146 million of receivables as of December 31, 2013 at an average interest rate of 3.3 percent, and $191 million as of December 31, 2012 at an average interest rate of 1.6 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has increased above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $200 million as of December 31, 2013). We de-recognized $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent and $182 million of notes receivable as of December 31, 2012 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets.
As of December 31, 2013, we had outstanding letters of credit of $78 million, as compared to $94 million as of December 31, 2012, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2013 and 2012, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2013 or 2012. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.

NOTE G – LEASES
Rent expense amounted to $77 million in 2013, $80 million in 2012 and $90 million in 2011.
Our obligations under noncancelable capital leases were not material as of December 31, 2013 and 2012.
Future minimum rental commitments as of December 31, 2013 under other noncancelable lease agreements are as follows (in millions):

2014	$64
2015	51
2016	43
2017	29
2018	25
Thereafter	42

$254

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

2014 Restructuring Plan
On October 22, 2013, our Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring plan). The 2014 Restructuring plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen its operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization (PNO) strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and are expected to be substantially completed by the end of 2015.

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $175 million to $225 million, of which approximately $160 million to $210 million is expected to result in future cash outlays. We have recorded related costs of $30 million in the fourth quarter of 2013, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statement of operations. The following table provides a summary of our estimates of costs associated with the 2014 Restructuring plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$100 million to $120 million
Other (1)	$5 million to $15 million
Restructuring-related expenses:
Other (2)	$70 million to $90 million
$175 million to $225 million
(1) Consists primarily of consultant fees and costs associated with contractual cancellations.
(2) Comprised of other costs directly related to the 2014 Restructuring plan, including program management, accelerated depreciation, and costs to transfer product lines among facilities.
2011 Restructuring Plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments, thereby increasing shareholder value. Key activities under the 2011 Restructuring plan included standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we expanded our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. This action was intended to enable us to grow our global commercial presence in key geographies and take advantage of many cost-reducing and productivity-enhancing opportunities. In addition, we undertook efforts to streamline various corporate functions, eliminate bureaucracy, increase productivity and better align corporate resources to our key business strategies. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 Restructuring plan (the Expansion). The Expansion was intended to further strengthen our operational effectiveness and efficiencies and support new investments. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, were substantially completed by the end of 2013.
The 2011 Restructuring plan, including the Expansion, is estimated to result in total pre-tax charges of approximately $285 million to $295 million, and approximately $270 million to $280 million of these charges is estimated to result in cash outlays, of which we have made payments of $268 million to date. We have recorded related costs of $284 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following provides a summary of our expected total costs associated with the 2011 Restructuring plan, including the Expansion, by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$135 million to $140 million
Other (1)	$110 million to $113 million
Restructuring-related expenses:
Other (2)	$40 million to $42 million
$285 million to $295 million

(1)	Includes primarily consulting fees, net fixed asset write-offs and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including the Expansion, such as program management, accelerated depreciation, retention and infrastructure-related costs.
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
Plant Network Optimization Program
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program was intended to improve our overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and were substantially completed during 2012.
The Plant Network Optimization program resulted in total pre-tax charges of $126 million, and resulted in cash outlays of $103 million. We have recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations.

The following provides a summary of our costs associated with the Plant Network Optimization program by major type of cost:

Type of cost	Total amount incurred
Restructuring charges:
Termination benefits	$30 million

Restructuring-related expenses:
Accelerated depreciation	$22 million
Transfer costs (1)	$74 million
$126 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
In aggregate, we recorded restructuring charges pursuant to our restructuring plans of $101 million during 2013, $136 million during 2012, and $89 million during 2011. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $23 million during 2013, $24 million during 2012, and $40 million during 2011.
The following presents these costs by major type and line item within our accompanying consolidated statements of operations, as well as by program:

Year Ended December 31, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Net (Gain) on Fixed Asset Disposals	Other	Total
Restructuring charges	$60	$—	$(15)	$56	$101
Restructuring-related expenses:
Selling, general and administrative expenses	—	3	—	20	23
	—	3	—	20	23
	$60	$3	$(15)	$76	$124

(in millions)	Termination Benefits	Accelerated Depreciation	Net (Gain) on Fixed Asset Disposals	Other	Total
2014 Restructuring plan	$29	$—	$—	$1	$30
2011 Restructuring plan	37	3	(15)	75	100
2010 Restructuring plan	—	—	—	—	—
Plant Network Optimization program	(6)	—	—	—	(6)
	$60	$3	$(15)	$76	$124

Year Ended December 31, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$79	$—	$—	$14	$43	$136
Restructuring-related expenses:
Cost of products sold	—	—	8	—	—	8
Selling, general and administrative expenses	—	2	—	—	14	16
	—	2	8	—	14	24
	$79	$2	$8	$14	$57	$160

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$78	$2	$—	$14	$55	$149
2010 Restructuring plan	1	—	—	—	2	3
Plant Network Optimization program	—	—	8	—	—	8
	$79	$2	$8	$14	$57	$160

Year Ended December 31, 2011
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$55	$—	$—	$—	$34	$89
Restructuring-related expenses:
Cost of products sold	—	9	27	—	—	36
Selling, general and administrative expenses	—	—	—	—	4	4
	—	9	27	—	4	40
	$55	$9	$27	$—	$38	$129

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$21	$—	$—	$—	$14	$35
2010 Restructuring plan	24	1	—	—	24	49
Plant Network Optimization program	10	8	27	—	—	45
	$55	$9	$27	$—	$38	$129

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our restructuring initiatives in 2014 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily contractual cancellations and consulting fees, are being recorded as incurred in accordance with ASC Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

We have incurred cumulative restructuring charges related to our 2014 Restructuring plan, 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $456 million and restructuring-related costs of $144 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$29	$136	$90	$30	$285
Fixed asset write-offs	—	(1)	11	—	10
Other	—	110	51	—	161
Total restructuring charges	29	245	152	30	456
Accelerated depreciation	—	5	—	22	27
Transfer costs	—	—	—	74	74
Other	1	34	8	—	43
Restructuring-related expenses	1	39	8	96	144
	$30	$284	$160	$126	$600
We made cash payments of $141 million in 2013 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $516 million related to our 2014 Restructuring plan, 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Year Ended December 31, 2013
Termination benefits	$—	$61	$—	$1	$62
Transfer costs	—	—	—	—	—
Other	—	79	—	—	79
	$—	$140	$—	$1	$141

Program to Date
Termination benefits	$—	$124	$90	$30	$244
Transfer costs	—	—	—	73	73
Other	—	144	55	—	199
	$—	$268	$145	$103	$516

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring plan, 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets:

	Restructuring Plan Termination Benefits
				Plant Network
(in millions)	2014	2011	2010	Optimization	Total
Accrued as of December 31, 2010	$—	$—	$21	$26	$47
Charges	—	21	24	10	55
Cash payments	—	(3)	(39)	(3)	(45)
Accrued as of December 31, 2011	—	18	6	33	57
Charges	—	78	1	—	79
Cash payments	—	(60)	(4)	(24)	(88)
Accrued as of December 31, 2012	—	36	3	9	48
Charges	29	37	—	(6)	60
Cash payments	—	(61)	—	(1)	(62)
Other	—	—	(3)	(2)	(5)
Accrued as of December 31, 2013	$29	$12	$—	$—	$41

In addition to our accrual for termination benefits, we had an $8 million liability as of December 31, 2013 and a $5 million liability as of December 31, 2012 for other restructuring-related items.

NOTE I – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	December 31, 2013	December 31, 2012
Accounts receivable	$1,419	$1,336
Less: allowance for doubtful accounts	(81)	(88)
Less: allowance for sales returns	(31)	(31)
	$1,307	$1,217
The following is a rollforward of our allowance for doubtful accounts for 2013, 2012 and 2011:

	Year Ended December 31,
(in millions)	2013	2012	2011
Beginning balance	$88	$81	$83
Net charges to expenses	5	14	11
Utilization of allowances	(12)	(7)	(13)
Ending balance	$81	$88	$81
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

Inventories

	As of
(in millions)	December 31, 2013	December 31, 2012
Finished goods	$598	$598
Work-in-process	90	70
Raw materials	209	216
	$897	$884
Property, plant and equipment, net

	As of
(in millions)	December 31, 2013	December 31, 2012
Land	$81	$81
Buildings and improvements	917	873
Equipment, furniture and fixtures	2,461	2,348
Capital in progress	211	218
	3,670	3,520
Less: accumulated depreciation	2,124	1,956
	$1,546	$1,564
Accrued expenses

	As of
(in millions)	December 31, 2013	December 31, 2012
Legal reserves	$84	$100
Payroll and related liabilities	488	452
Accrued contingent consideration	148	120
Other	628	612
	$1,348	$1,284
Other long-term liabilities

	As of
(in millions)	December 31, 2013	December 31, 2012
Legal reserves	$523	$391
Accrued income taxes	1,283	1,215
Accrued contingent consideration	353	543
Other long-term liabilities	410	398
	$2,569	$2,547

NOTE J – INCOME TAXES
Our income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2013	2012	2011
Domestic	$(774)	$(1,265)	$(437)
Foreign	551	(2,842)	1,079
	$(223)	$(4,107)	$642

The related provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2013	2012	2011
Current
Federal	$46	$33	$45
State	(9)	—	8
Foreign	105	139	91
	142	172	144

Deferred
Federal	(212)	(204)	86
State	(17)	(7)	(8)
Foreign	(15)	—	(21)
	(244)	(211)	57
	$(102)	$(39)	$201

The reconciliation of income taxes at the federal statutory rate to the actual provision (benefit) for income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal benefit	(7.9)%	(0.2)%	0.5%
State law changes on deferred tax	—%	—%	(1.2)%
Effect of foreign taxes	(63.4)%	(3.7)%	(63.7)%
Non-deductible acquisition expenses	3.5%	—%	(1.9)%
Research credit	(12.2)%	—%	(3.4)%
Valuation allowance	(12.0)%	0.3%	(2.9)%
Divestitures	—%	—%	25.4%
Goodwill impairment charges	65.2%	36.4%	38.0%
Non-deductible expenses	10.7%	0.1%	5.7%
Uncertain domestic tax positions	7.0%	0.8%	5.6%
Other, net	(1.9)%	0.3%	(5.8)%
	(46.0)%	(1.0)%	31.3%

We had net deferred tax liabilities of $1.074 billion as of December 31, 2013 and $1.237 billion as of December 31, 2012. Gross deferred tax liabilities of $2.203 billion as of December 31, 2013 and $2.310 billion as of December 31, 2012 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $1.129 billion as of December 31, 2013 and $1.073 billion as of December 31, 2012 relate primarily to the establishment of inventory and product-related reserves; litigation, product liability and other reserves and accruals; stock-based compensation; net operating loss carryforwards and tax credit carryforwards; and the federal benefit of uncertain tax positions.

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

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2013	2012
Deferred Tax Assets:
Inventory costs, intercompany profit and related reserves	$116	$136
Tax benefit of net operating loss and credits	513	497
Reserves and accruals	221	300
Restructuring-related charges and purchased research and development	17	13
Litigation and product liability reserves	198	48
Unrealized gains and losses on derivative financial instruments	—	—
Investment write-down	15	13
Compensation related	143	171
Federal benefit of uncertain tax positions	166	157
Other	39	54
	1,428	1,389
Less valuation allowance	(299)	(316)
	1,129	1,073
Deferred Tax Liabilities:
Property, plant and equipment	78	101
Unrealized gains and losses on derivative financial instruments	80	21
Intangible assets	2,045	2,187
Other	—	1
	2,203	2,310
Net Deferred Tax Liabilities	$1,074	$1,237

Our deferred tax assets and liabilities are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location in	As of December 31,
Component	Balance Sheet	2013	2012
Current deferred tax asset	Deferred income taxes	$288	$433
Non-current deferred tax asset	Other long-term assets	42	54
Deferred Tax Assets		330	487
Current deferred tax liability	Other current liabilities	2	11
Non-current deferred tax liability	Deferred income taxes	1,402	1,713
Deferred Tax Liabilities		1,404	1,724
Net Deferred Tax Liabilities		$1,074	$1,237

As of December 31, 2013, we had U.S. tax net operating loss carryforwards and tax credits, the tax effect of which was $216 million, as compared to $184 million as of December 31, 2012. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $313 million as of December 31, 2013, as compared to $341 million as of December 31, 2012. These tax attributes will expire periodically beginning in 2014. After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, we established a valuation allowance of $299 million as of December 31, 2013 and $316 million as of December 31, 2012. The decrease in the valuation allowance as of December 31, 2013, as compared to December 31, 2012, is attributable primarily due to greater than expected net operating loss utilization as well as a change in judgment related to expected ability to realize certain deferred tax assets. The income tax impact of the unrealized gain or loss component of other comprehensive income was a charge of $72 million in 2013, a charge of $43 million in 2012, and a benefit of $1 million in 2011.

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. We do not believe it is practicable to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations due to the complexities of this calculation. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations were $11.902 billion as of December 31, 2013 and $11.041 billion as of December 31, 2012.
We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100% exemption from income tax in the first eight years of operations and 50% exemption in the following four years. This tax incentive resulted in income tax savings of $6 million, $7 million, and $2 million for the years 2013, 2012 and 2011, respectively. The tax incentive for 100% exemption from income tax is expected to expire in 2015. The impact of per share earnings is immaterial for 2013, 2012, and 2011.
As of December 31, 2013, we had $1.069 billion of gross unrecognized tax benefits, of which a net $939 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $1.052 billion of gross unrecognized tax benefits, of which a net $902 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2013	2012	2011

Beginning Balance	$1,052	$987	$965
Additions based on positions related to the current year	58	54	104
Additions based on positions related to prior years	45	43	8
Reductions for tax positions of prior years	(40)	(27)	(72)
Settlements with taxing authorities	(15)	(1)	(3)
Statute of limitation expirations	(31)	(4)	(15)
Ending Balance	$1,069	$1,052	$987
We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local and foreign income tax matters through 2003.

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

We believe we have meritorious defenses for our tax filings and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. The IRS is currently examining the 2008 through 2010 tax years of Boston Scientific. During the first quarter of 2014 we were notified by the IRS of their intent to propose significant adjustments to our tax returns for these tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years prior to 2008. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $402 million accrued for gross interest and penalties as of December 31, 2013 and $364 million as of December 31, 2012. The increase in gross interest and penalties was the result of $38 million recognized in our consolidated statements of operations. We recognized $22 million of interest and penalties related to income taxes in 2013, recognized $34 million in 2012 and released $18 million in 2011.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $27 million.

In September 2013, Treasury and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of expenditures related to tangible property under Internal Revenue Code Sections (“IRC”) 162, 167 and 263(a). These regulations apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property. The general effective date is tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined that they will not have a material impact on our results of operations.

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

During recent years, we successfully negotiated closure of several long-standing legal matters and have received favorable legal rulings in several other matters; however, there continues to be outstanding intellectual property litigation. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $607 million as of December 31, 2013 and $491 million as of December 31, 2012, and includes certain estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to litigation-related charges recorded during the year. During 2013, 2012 and 2011, we recorded litigation-related charges in the amount of $221 million, $192 million, and $48 million, respectively. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in the Civil Tribunal in Milan, Italy alleging certain of our Cardiac Rhythm Management products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini and seeking monetary damages. In January 2011, Dr. Tellini refiled amended claims after his initial claims were dismissed without prejudice to refile.

On May 16, 2013, Vascular Solutions, Inc. filed suit against us, alleging that its Guidezilla™ guide extension catheter infringes three U.S. patents owned by Vascular Solutions.  The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief.  On May 28, 2013 Vascular Solutions filed an amended complaint adding an allegation of copyright infringement.  On June 10, 2013, Vascular Solutions filed a motion requesting a preliminary injunction.  On July 11, 2013 we answered the amended complaint and filed a counterclaim against Vascular Solutions, alleging that its Guideliner™ guide extension catheter infringes a U.S. patent owned by us. On December 12, 2013, the District Court granted the motion for a preliminary injunction and on December 26, 2013, we filed an appeal.

On August 2, 2013, Medtronic Ardian Luxembourg S.a.r.l. filed a complaint against Boston Scientific Corporation and Boston Scientific Medizintechnik, GmbH in the Düsseldorf District Court in Germany alleging that the sale of our Vessix renal denervation product infringes a German patent owned by Medtronic Ardian. A hearing is scheduled for August 12, 2014.

On September 23, 2013, Kardiametrics, LLC filed a complaint in the United States District Court for the District of Delaware alleging that the sale of our FilterWire EZ Embolic Protection System, Sterling balloon catheters, Carotid NexStent and Carotid Wallstent products infringe two patents (the Azizi patents) owned by Kardiametrics. On January 24, 2014, we filed a motion to dismiss the case or in the alternative to stay the case pending an arbitration.

On February 18, 2014, Atlas IP, LLC filed a complaint in the United States District Court for the Southern District of Florida alleging that the sale of our LATITUDE® Patient Management System and implantable devices that communicate with the LATITUDE® device infringe a patent (the Fischer patent) owned by Atlas.

Product Liability Litigation

Fewer than ten individual lawsuits remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. Further, we are aware of approximately 30 Guidant product liability lawsuits pending in international jurisdictions associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of these suits are pending in Canada and were filed as class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims. In each case, these matters generally seek monetary damages from us. The parties in the defibrillator class action have reached an agreement in principle to settle the matter for approximately $3 million. The presiding judge has set an approval hearing for this settlement for March 24, 2014.

As of February 25, 2014, there were over 18,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse pending against us. The cases are pending in various federal and state courts in the United States and include eight putative class actions. There were also over ten cases in Canada, inclusive of three putative class actions. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.  Over 1,700 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. In addition, in October 2012, the Attorney General for the State of California informed us that their office and certain other state attorneys general offices intended to initiate a civil investigation into our sale of transvaginal surgical mesh products. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices. We are responding to those requests. We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. We intend to vigorously contest the cases and claims asserted against us; however, the final resolution is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity.

Governmental Investigations and Qui Tam Matters

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. A hearing on the pending motion to dismiss was held on October 26, 2012, and on February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds. The plaintiff filed an appeal, which is pending.

On March 12, 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice (DOJ) requesting documents and information relating to reimbursement advice offered by us relating to certain CRM devices. We are cooperating with the request.

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

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. A motion to remand the case back to the Montgomery County Circuit Court, Maryland is pending.

Refer to Note J - Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2012

On February 1, 2008, Wyeth Corporation and Cordis Corporation filed an amended complaint for patent infringement against Abbott Laboratories, adding us and Boston Scientific Scimed, Inc. as additional defendants to the complaint. The suit alleged that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. Wyeth and Cordis subsequently withdrew their infringement claim as to one of the patents, and the District Court found the remaining two patents invalid. Wyeth and Cordis filed an appeal and on June 26, 2013, the Court of Appeals for the Federal Circuit affirmed the District Court’s judgment in favor of Boston Scientific. On October 13, 2013, Wyeth’s motion for rehearing or rehearing en banc was denied. The deadline for further appeals lapsed on January 13, 2014.

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

In December 2007, we were informed by the U.S. Attorney's Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam complaint, which named us and certain of our competitors. Following the federal government's decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. In March 2012, the District Court issued its opinion ordering that all claims against us be dismissed, some of which were dismissed with prejudice and some of which were dismissed without prejudice to the relator's right to amend those claims. On September 14, 2012, the relator filed and served an amended complaint restating the claims that the District Court dismissed without prejudice. On January 17, 2013, the District Court granted our motion to dismiss with prejudice all of the relator's remaining claims against us, and on May 13, 2013, the deadline for further appeals lapsed.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to a qui tam action filed in the U.S. District Court for the Western District of New York. The Department of Justice intervened in the case in 2010. In October 2013 we entered into a settlement agreement with the parties pursuant to which we agreed to pay $30 million to the DOJ and $1 million in legal fees to Mr. Allen’s counsel, and we filed a joint motion with the parties to dismiss the case. The judge dismissed the case on October 31, 2013.

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

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the District of Massachusetts, alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleged breach of contract and misappropriation of trade secrets and sought monetary and injunctive relief. In September 2009, OrbusNeich filed an amended complaint against us alleging additional state law claims. In March 2010, the District Court dismissed OrbusNeich's unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. OrbusNeich amended its complaint in April 2010 to add another patent (another Addonizio patent). In January 2011, OrbusNeich amended its complaint to drop its misappropriation of trade secret, statutory and unfair competition claims and in July 2011, it further amended its complaint to include allegations that our ION™ coronary stent system infringes two additional patents. On February 24, 2012, the District Court granted our motion to stay the patent claims, and on June 4, 2012, the District Court stayed the breach of contract claim, in each case, pending re-examination of the patents in suit. In addition, in February 2013, Orbus International B.V. filed suits against us and two Dutch subsidiaries in the Hague District Court in the Netherlands and Orbus Medical GmbH filed suit against us and one of our subsidiaries in the Dusseldorf District Court in Germany. In March 2013, Orbus Medical Inc. and Orbus International B.V. filed suit against us and two of our Irish subsidiaries in the Irish Commercial Court in Dublin, Ireland. Each of these matters alleges that our sale of stent systems using the Element design infringe European patents owned by Orbus Medical Inc. and licensed to other Orbus entities. In one Dutch matter, Orbus sought cross-border, preliminary injunctive relief, which the court denied on July 9, 2013. In the other Dutch matter, Orbus sought damages and injunctive relief. In one German matter, Orbus sought preliminary injunctive relief, which the Dusseldorf District Court granted on April 30, 2013. On that same date, we appealed the injunction to the Court of Appeals of Dusseldorf. In the other German matter, Orbus sought damages and injunctive relief. In the Irish matter, Orbus sought damages and injunctive relief. In March 2013, two of our subsidiaries filed suit against Orbus Medical Inc. in the English High Court seeking a declaration that the sale of the stent systems with the Element design does not infringe two Orbus patents and seeking to have the two patents found invalid. On June 5, 2013, Orbus cancelled one of the two UK patents. On September 15, 2013, the parties entered into a settlement agreement that resolves all stent-related cases brought by the parties in Germany, the Netherlands, Ireland, the United Kingdom and the United States.  The agreement includes a one-time payment from us to OrbusNeich, with no future financial obligations.

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

NOTE L – STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2013 and 2012, we had no shares of preferred stock issued or outstanding.
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
In July 2011, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $1.0 billion in shares of our common stock and re-approved approximately 37 million shares remaining under a previous share repurchase program. On January 25, 2013, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.0 billion of our common stock. Throughout 2013, we repurchased approximately 51 million shares of our common stock for $500 million. During 2012, we repurchased approximately 105 million shares of our common stock for $600 million. During 2011, we repurchased approximately 82 million shares of our common stock for $492 million. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions. As of December 31, 2013, we had completed our share repurchase program authorized in 2011 and previous share repurchase programs. We had remaining $660 million authorized under our 2013 share repurchase program as of December 31, 2013. There were approximately 238 million shares in treasury as of December 31, 2013 and 187 million shares in treasury as of December 31, 2012.

NOTE M – STOCK OWNERSHIP PLANS
Employee and Director Stock Incentive Plans
In March and May 2011, our Board of Directors and stockholders, respectively, approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to 146 million shares of our common stock. The 2011 LTIP provides for the grant of restricted or unrestricted common stock, deferred stock units (DSU), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based DSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 242 million as of December 31, 2013, which includes 50 million shares that are reserved, but are not issuable, under frozen equity long-term incentive plans. The 2011 LTIP covers officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified stock options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.

Nonqualified options issued to employees are generally granted with an exercise price equal to the market price of our stock on the grant date, vest over a four-year service period, and have a ten-year contractual life. In the case of qualified options, if the recipient owns more than ten percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards (including restricted stock awards and deferred stock units issued to employees are generally granted with an exercise price of zero and typically vest in five equal annual installments. These awards represent our commitment to issue shares to recipients after the vesting period. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient.
The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(in millions, except per share data)	2013	2012	2011
Cost of products sold	$8	$15	$25
Selling, general and administrative expenses	79	69	74
Research and development expenses	18	24	29
	105	108	128
Less: income tax benefit	(29)	(32)	(34)
	$76	$76	$94

Net impact per common share - basic	$0.06	$0.05	$0.06
Net impact per common share - assuming dilution	$0.06	$0.05	$0.06
Stock Options
We generally use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted during 2013, 2012 and 2011 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2013	2012	2011
Options granted (in thousands)	1,992	4,726	16,311
Weighted-average exercise price	$7.44	$6.23	$7.11
Weighted-average grant-date fair value	$2.84	$2.60	$3.07
Black-Scholes Assumptions
Expected volatility	36%	43%	42%
Expected term (in years, weighted)	5.9	5.9	6.1
Risk-free interest rate	0.89% - 1.72%	0.95% - 1.15%	1.16% - 2.61%
Expected Volatility
We use our historical volatility and implied volatility as a basis to estimate expected volatility in our valuation of stock options.
Expected Term
We estimate the expected term of options using historical exercise and forfeiture data. We believe that this historical data are the best estimate of the expected term of new option grants.
Risk-Free Interest Rate
We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate in our grant-date fair value assessment.

Expected Dividend Yield
We have not historically paid cash dividends to our shareholders and currently do not intend to pay cash dividends. Therefore, we have assumed an expected dividend yield of zero in our grant-date fair value assessment.
Information related to stock options for 2013, 2012 and 2011 under stock incentive plans is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2010	60,374	$14
Granted	16,311	7
Exercised	(18)	7
Cancelled/forfeited	(15,746)	12
Outstanding as of December 31, 2011	60,921	$13
Granted	4,726	6
Exercised	—	—
Cancelled/forfeited	(10,766)	15
Outstanding as of December 31, 2012	54,881	$12
Granted	1,992	7
Exercised	(7,221)	8
Cancelled/forfeited	(4,760)	21
Outstanding as of December 31, 2013	44,892	$12	5.2	$137
Exercisable as of December 31, 2013	32,927	$13	4.3	77
Expected to vest as of December 31, 2013	11,433	7	7.6	58
Total vested and expected to vest as of December 31, 2013	44,360	$12	5.1	$135
The total intrinsic value of stock options exercised was $24 million in 2013 and less than $1 million in 2012 and 2011.

Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2013, 2012, and 2011 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2010	33,284	$9
Granted	14,640	7
Vested (1)	(10,344)	10
Forfeited	(4,004)	6
Balance as of December 31, 2011	33,576	$8
Granted	17,073	6
Vested (1)	(10,158)	9
Forfeited	(3,898)	7
Balance as of December 31, 2012	36,593	$7
Granted	13,913	8
Vested (1)	(10,307)	8
Forfeited	(2,860)	7
Balance as of December 31, 2013	37,339	$7

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The total vesting date fair value of stock award units that vested was approximately $80 million in 2013, $60 million in 2012 and $71 million in 2011.
Market-based DSU Awards
During 2013, 2012 and 2011, we granted target market-based DSU awards to certain members of our senior management team. The attainment of market-based DSUs is based on the total shareholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Health Care Index over a three-year performance period and measured in three annual performance cycles. In addition, award recipients must remain employed by us throughout the three-year performance period to attain the full amount of market-based DSUs that satisfied the market performance criteria.
We determined the fair value of the 2013 target market-based awards to be approximately $8 million and the fair values of the 2012 and 2011 market-based awards to be approximately $8 million. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2013	2012	2011
	Awards	Awards	Awards
Stock price on date of grant	$7.39	$6.28	$7.16
Measurement period (in years)	3.0	3.0	3.0
Risk-free rate	0.34%	0.38%	1.10%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Free Cash Flow Performance-based DSU Awards
During 2013 and 2012, we granted target free cash flow performance-based DSU awards to certain members of our senior management team. The attainment of these performance-based DSUs is based on our 2013 and 2012 adjusted free cash flow (FCF) measured against our internal 2013 and 2012 annual financial plan performance for FCF, respectively. FCF is measured over a one-year performance period beginning January 1, 2013 and ending December 31, 2013 for the 2013 awards and January 1, 2012 and ending December 31, 2012 for the 2012 awards. The number of performance-based DSUs as to which the performance criteria under this program shall be determined to have been satisfied will be in a range of 0% to 150% of the target number of performance-based DSUs awarded to the participant. In addition, award recipients must remain employed by us throughout a three-year service period (inclusive of the performance period) to attain the full amount of performance-based DSUs that satisfied the performance criteria.
We determined the fair value of the 2013 FCF awards to be approximately $9 million, based on the closing stock price at December 31, 2013 and an achievement of approximately 100% of the target payout, which is subject to approval by the Executive Compensation and Human Resources Committee of our Board of Directors. The per unit fair value is $12.02, which is the closing stock price on December 31, 2013. We determined the fair value of the 2012 FCF awards to be approximately $7 million and the per unit fair value was $5.73.
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
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. ASC Topic 718, Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately nine percent to all unvested stock-based awards as of December 31, 2013, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually, or more frequently if there are significant changes in circumstances, and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2013:

	Unrecognized Compensation Cost (in millions)(1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$17
Non-vested stock awards	166
	$183	1.4

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plans
Our global employee stock purchase plan provides for the granting of options to purchase up to 35 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2013, there were approximately 8 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2013	2012	2011
Shares issued or to be issued	3,833	3,979	3,830
Range of purchase prices	$5.01 - $7.96	$4.82 - $5.16	$4.81 - $6.22
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $7 million in expense associated with our employee stock purchase plan in 2013, $4 million in 2012 and $5 million in 2011.
NOTE N – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2013	2012	2011
Weighted average shares outstanding - basic	1,341.2	1,406.7	1,509.3
Net effect of common stock equivalents	—	—	9.7
Weighted average shares outstanding - assuming dilution	1,341.2	1,406.7	1,519.0
We generated net losses in 2013 and 2012. Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 19 million and 8 million due to our net loss positions in 2013 and 2012, respectively.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 16 million stock options for 2013, 59 million for 2012, and 62 million for 2011, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

NOTE O – SEGMENT REPORTING
Effective January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new reportable segments comprised of: Cardiovascular, Rhythm Management, and MedSurg. Our reportable segments represent an aggregate of operating segments. We have restated the 2012 and 2011 information to conform to our new global reportable segment presentation.

Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restated segment information for prior periods based on standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuations. Based on information regularly reviewed by our chief operating decision maker following our reorganization, we also restated certain expenses associated with our manufacturing and corporate operations. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2013	2012	2011
Net sales		(restated)	(restated)
Interventional Cardiology	$2,055	$2,179	$2,444
Peripheral Interventions	812	769	713
Cardiovascular	2,867	2,948	3,157

Cardiac Rhythm Management	1,919	1,927	2,072
Electrophysiology	157	147	145
Rhythm Management	2,076	2,074	2,217

Endoscopy	1,331	1,242	1,158
Urology and Women's Health	513	496	491
Neuromodulation	454	367	336
MedSurg	2,298	2,105	1,985
Net sales allocated to reportable segments	7,241	7,127	7,359
Sales generated from business divestitures	58	122	140
Impact of foreign currency fluctuations	(156)	—	123
	$7,143	$7,249	$7,622

	Year Ended December 31,
(in millions)	2013	2012	2011
Depreciation expense		(restated)	(restated)
Cardiovascular	$111	$106	$116
Rhythm Management	99	108	105
MedSurg	73	74	73
Depreciation expense allocated to reportable segments	283	288	294
Impact of foreign currency fluctuations	(4)	—	2
	$279	$288	$296

	Year Ended December 31,
(in millions)	2013	2012	2011
Income (loss) before income taxes		(restated)	(restated)
Cardiovascular	$710	$739	$829
Rhythm Management	232	242	320
MedSurg	724	637	565
Operating income allocated to reportable segments	1,666	1,618	1,714
Corporate expenses and currency exchange	(314)	(258)	(254)
Goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(822)	(4,833)	(135)
Amortization expense	(410)	(395)	(421)
Operating income (loss)	120	(3,868)	904
Other expense, net	(343)	(239)	(262)
	$(223)	$(4,107)	$642

	As of December 31,
(in millions)	2013	2012
Total assets		(restated)
Cardiovascular	$1,545	$1,535
Rhythm Management	1,343	1,350
MedSurg	1,026	967
Total assets allocated to reportable segments	3,914	3,852
Goodwill	5,693	5,973
Other intangible assets, net	5,950	6,289
All other corporate assets	1,014	1,040
	$16,571	$17,154
Enterprise-Wide Information (based on actual currency exchange rates)

	Year Ended December 31,
(in millions)	2013	2012	2011
Net sales
Interventional Cardiology	$1,997	$2,179	$2,495
Cardiac Rhythm Management	1,886	1,908	2,087
Endoscopy	1,300	1,252	1,187
Peripheral Interventions	789	774	731
Urology and Women’s Health	505	500	498
Neuromodulation	453	367	336
Electrophysiology	155	147	147
	7,085	7,127	7,481
Sales generated from divested businesses	58	122	141
	$7,143	$7,249	$7,622

United States	$3,743	$3,756	$4,010
Japan	744	931	951
Other countries	2,598	2,440	2,520
	7,085	7,127	7,481
Sales generated from divested businesses	58	122	141
	$7,143	$7,249	$7,622

	As of December 31,
(in millions)	2013	2012	2011
Long-lived assets
United States	$998	$1,065	$1,141
Ireland	240	252	231
Other foreign countries	308	247	298
Property, plant and equipment, net	1,546	1,564	1,670
Goodwill	5,693	5,973	9,761
Other intangible assets, net	5,950	6,289	6,473
	$13,189	$13,826	$17,904

NOTE P – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the years ended December 31, 2013 and December 31, 2012. Amounts in the chart below are presented net of tax.

Year Ended December 31, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(26)	$34	$(41)	$(33)
Other comprehensive income (loss) before reclassifications	10	130	31	171
(Gain)/Loss reclassified from accumulated other comprehensive income	—	(23)	(9)	(32)
Net current-period other comprehensive income	10	107	22	139
Ending Balance	$(16)	$141	$(19)	$106

Year Ended December 31, 2012
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Beginning Balance	$(58)	$(48)	$(32)	$(138)
Other comprehensive income (loss) before reclassifications	32	59	1	92
(Gain)/Loss reclassified from accumulated other comprehensive income	—	23	(10)	13
Net current-period other comprehensive income	32	82	(9)	105
Ending Balance	$(26)	$34	$(41)	$(33)
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was an expense of $77 million in the year ended December 31, 2013 and an expense of $36 million in the year ended December 31, 2012. The gains and losses on derivative financial instruments reclassified from accumulated other comprehensive income were reduced by income tax impacts of $14 million in the year ended December 31, 2013 and $14 million in the year ended December 31, 2012. Refer to Note E – Fair Value Measurements for further detail on the reclassifications related to derivatives.
The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassifications was an expense of $15 million in the year ended December 31, 2013 and an expense of $1 million in the year ended December 31, 2012. The gains and losses on defined benefit and pension items reclassified from accumulated other comprehensive income were reduced by income tax impacts of $6 million in the year ended December 31, 2013 and $8 million in the year ended December 31, 2012.

NOTE Q – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2013-02
In February 2013, the FASB issued ASC Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. Update No. 2013-02 requires that entities provide information about amounts reclassified out of accumulated other comprehensive income by component. The amendment also requires entities to present significant amounts by the respective line items of net income, either on the face of the income statement or in the notes to the financial statements for amounts required to be reclassified out of accumulated other comprehensive income in their entirety in the same reporting period. For other amounts that are not required to be reclassified to net income in their entirety, a cross-reference is required to other disclosures that provide additional details about those amounts. We adopted Update No. 2013-02 beginning in our first quarter ended March 31, 2013. Update No. 2013-02 is related to presentation only and its adoption did not impact our results of operations or financial position. See our Consolidated Statements of Comprehensive Income (Loss) and Note M - Changes in Other Comprehensive Income to our 2013 consolidated financial statements for the required disclosures under Update No. 2013-02.
ASC Update No. 2013-01
In January 2013, the FASB issued ASC Update No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Update No. 2013-01 clarifies the FASB's intent about requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. We adopted Update No. 2013-01 beginning in our first quarter ended March 31, 2013. See Note E - Fair Value Measurements to our 2013 consolidated financial statements for the required disclosures under Update No. 2013-01.
Standards to be Implemented
ASC Update No. 2013-11
In July 2013, the FASB issued ASC Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Update No. 2013-11 requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. We are required to adopt Update No. 2013-11 for our first quarter ending March 31, 2014. Update No. 2013-11 is related to presentation only and its adoption will not impact our results of operations or financial position.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)

(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2013
Net sales	$1,761	$1,809	$1,735	$1,838
Gross profit	1,183	1,279	1,225	1,283
Operating income (loss)	(330)	220	103	127
Net income (loss)	(354)	130	(5)	108
Net income (loss) per common share - basic	$(0.26)	$0.10	$0.00	$0.08
Net income (loss) per common share - assuming dilution	$(0.26)	$0.10	$0.00	$0.08
2012
Net sales	$1,866	$1,828	$1,735	$1,821
Gross profit	1,235	1,250	1,177	1,238
Operating income	196	(3,587)	(594)	115
Net income	113	(3,578)	(664)	60
Net income per common share - basic	$0.08	$(2.51)	$(0.48)	$0.04
Net income per common share - assuming dilution	$0.08	$(2.51)	$(0.48)	$0.04

Our reported results for 2013 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related charges; debt extinguishment charges; discrete tax items and amortization expense (after tax) of: $578 million in the first quarter, $117 million in the second quarter, $235 million in the third quarter and $182 million in the fourth quarter. These charges consisted primarily of: goodwill impairment charges attributable to our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units; amortization expense; and litigation-related charges.

Our reported results for 2012 included goodwill and intangible asset impairment charges; acquisition and divestiture- related net credits, litigation- and restructuring-related charges; discrete tax items and amortization expense (after tax) of: $107 million in the first quarter, $3.817 billion in the second quarter, $885 million in the third quarter and $192 million in the fourth quarter. These charges consisted primarily of: goodwill impairment charges attributable to our former Europe, Middle East, and Africa (EMEA) and former U.S. Cardiac Rhythm Management (U.S. CRM) reporting units and write-downs of certain intangible asset balances; net acquisition-related gains primarily associated with previously-held equity interests and contingent consideration fair value adjustments; gains associated with the divestiture of the Neurovascular business; restructuring and restructuring-related costs attributable to our 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program; litigation-related charges; and discrete tax benefits related to certain tax positions taken in a prior period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2013, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2013, and is incorporated into this Annual Report on Form 10-K by reference.

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
(a)(3)    Exhibits (* documents filed or furnished with this report, # compensatory plans or arrangements)

EXHIBIT NO.	TITLE

3.1	Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083)

3.2	Third Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).

4.1	Specimen Certificate for shares of the Company's Common Stock (incorporated herein by reference to Exhibit 4.1, Registration No. 33-46980).

4.2	Description of Capital Stock contained in Exhibits 3.1 and 3.2.

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

4.8
Form of Global Security for the 5.50% Notes due 2015 in the aggregate principal amount of $400,000,000, and form of Notice to the holders thereof (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.5, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.9
Form of Global Security for the 6.25% Notes due 2035 in the aggregate principal amount of $350,000,000, and form of Notice to holders thereof (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.7, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.10
Indenture dated as of June 1, 2006 between the Company and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.11
Form of Global Security for the 6.40% Notes due 2016 in the aggregate principal amount of $600,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.12
6.000% Senior Note due January 15, 2020 in the aggregate principal amount of $850,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.13
7.375% Senior Note due January 15, 2040 in the aggregate principal amount of $300,000,000 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.14
2.650% Senior Note due October 1, 2018 in the aggregate principal amount of $500,000,000 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated August 8, 2013, File No. 1-11083).

4.15
4.125% Senior Note Due October 1, 2023 in the aggregate principle amount of $450,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated August 8, 2013, File No. 1-11083).

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

10.7
Form of Amendment No. 6 to Amended and Restated Credit and Security Agreement, Amendment #2 to Amended and Restated Receivables Sale Agreement and Restatement of Amended Fee Letter, dated as of June 29, 2012, by and among Boston Scientific Funding LLC; the Company; Old Line Funding, LLC; Royal Bank of Canada; Liberty Street Funding LLC; and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 29, 2012, File No. 1-11083).

10.8
Form of Amendment No. 7 to Amended and Restated Credit and Security Agreement, Amendment #3 to Amended and Restated Receivables Sale Agreement, dated as of June 28, 2013, by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Royal Bank of Canada, Liberty Street Funding LLC, and The Bank of Nova Scotia (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 28, 2013, File No. 1-11083).

10.9
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

10.10
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding LLC, as the Buyer (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.11
Credit Agreement dated as of April 18, 2012 by and among the Company, the several lenders parties thereto, and Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 18, 2012, File No. 1-11083).

10.12
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (incorporated herein by reference to Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

10.13
Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated November 23, 2004, File No. 1-11083).

10.14
Sale and Purchase Agreement dated October 28, 2010, as amended, between the Company and Stryker Corporation (incorporated herein by reference to Exhibit 10.11, Annual Report on Form 10-K for year ended December 31, 2010 and Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, File No.1-11083).

10.15
Amendment No. 3 to Sale and Purchase Agreement dated November 1, 2011, between the Company and Stryker Corporation (incorporated herein by reference to Exhibit 10.13, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.16
Amendment No. 4 to Sale and Purchase Agreement dated December 1, 2011, between the Company and Stryker Corporation (incorporated herein by reference to Exhibit 10.14, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).

10.17
Transaction Agreement, dated as of January 8, 2006, as amended, between the Company and Abbott Laboratories (incorporated herein by reference to Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.18
Form of Settlement Agreement and Non-Exclusive Patent Cross-License dated January 29, 2010 by and between the Company and Boston Scientific Scimed, Inc., and Johnson & Johnson (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated January 29, 2010, File No.1-11083).

10.19
Form of Plea Agreement and Sentencing Stipulations executed as of February 24, 2010 (incorporated herein by reference to Exhibit 10.66, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.20
Form of Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and the Company (incorporated herein by reference to Exhibit 10.67, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.21
Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006 (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

10.22	Guidant Corporation 1994 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.46, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.23
Guidant Corporation 1996 Nonemployee Directors Stock Plan, as amended (incorporated herein by reference to Exhibit 10.47, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.24	Guidant Corporation 1998 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.48, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.25	Form of Guidant Corporation Option Grant (incorporated herein by reference to Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.26
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2011 (incorporated herein by reference to Exhibit 10.27, Annual Report on Form 10-K for year ended December 31, 2011, File No. 1-11083).#

10.27
Form of Amendment of the Boston Scientific Corporation Amended and Restated 2006 Global Employee Stock Ownership Plan (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-11083).#

10.28	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.29	Form of Restricted Stock Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.30
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.31
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005 and Exhibit 10.4, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.32	Form of Trust under the Boston Scientific Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).#

10.33	Boston Scientific Corporation Deferred Bonus Plan (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 11, 2010, File No. 1-11083).#

10.34
Boston Scientific Corporation Executive Retirement Plan as Amended and Restated, effective August 1, 2012 (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.35	Form of 2010 Performance Share Plan (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.36	Form of 2011 Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 14, 2010, File No. 1-11083).#

10.37	Form of 2012 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.38
Boston Scientific Corporation 2013 Annual Bonus Plan, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.39
Boston Scientific Corporation 2013 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.5, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.40	Boston Scientific Corporation 2013 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.6, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.41
Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.39, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.42
Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.44, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.43
Form of Second Amendment of Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.44
Form of Third Amendment of the Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-11083).#

10.45
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

10.46
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).#

10.47
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.48	Form of Non-Qualified Stock Option Agreement (vesting over three years) (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.49	Form of Non-Qualified Stock Option Agreement (vesting over four years) (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.50
Form of Non-Qualified Stock Option Agreement (vesting over two years) (incorporated herein by reference to Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.51	Form of Non-Qualified Stock Option Agreement (Executive) (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.52	Form of Deferred Stock Unit Award Agreement (Executive) (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.53	Form of Non-Qualified Stock Option Agreement (Special) (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.54	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.55
Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-K dated September 30, 2010, File No. 1-11083).#

10.56	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.57	Form of Deferred Stock Unit Award Agreement (Special) (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.58	Form of Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.59
Form of Deferred Stock Unit Award Agreement (vesting over five years) (incorporated herein by reference to Exhibit 10.16, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.60
Form of Deferred Stock Unit Award Agreement (vesting over two years) (incorporated herein by reference to Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.61	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.62	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.63
Form of Deferred Stock Unit Award Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11083).#

10.64	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.41, Annual Report on Form 10-K for year ended December 31, 2009, File No 1-11083).#

10.65
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.66
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.67
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.70, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.68
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.71, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.69
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Special) (incorporated herein by reference to Exhibit 10.72, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.70
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Kucheman) (incorporated herein by reference to Exhibit 10.73, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.71
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman) (incorporated herein by reference to Exhibit 10.74, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.72
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Total Shareholder Return) (incorporated herein by reference to Exhibit 10.75, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.73
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Free Cash Flow) (incorporated herein by reference to Exhibit 10.76, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.74
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Kucheman - Special) (incorporated herein by reference to Exhibit 10.77, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.75
Form of Indemnification Agreement between the Company and certain Directors and Officers (incorporated herein by reference to Exhibit 10.61, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.76
Form of Change in Control Agreement between the Company and certain Executive Officers (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.77
Form of Offer Letter between the Company and Timothy A. Pratt dated April 9, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11083).#

10.78
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.79
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.80
Form of Offer Letter dated September 6, 2011 between the Company and William H. Kucheman (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.81
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and William H. Kucheman (incorporated herein by reference to Exhibit 10.102, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.82
Letter Agreement, dated October 30, 2012, between William H. Kucheman and the Company (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.83	Form of Consulting Agreement between William H. Kucheman and the Company (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.84
Form of Offer Letter dated November 30, 2011 between the Company and Supratim Bose (incorporated herein by reference to Exhibit 10.113, Annual Report on Form 10-K for the year ended December 3, 2012, File No. 1-11083).#

10.85	The Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1, Registration No. 333-98755).#

10.86
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 (incorporated herein by reference to Exhibit 10.118, Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-11083).#

10.87	Form of Letter to Key Management Personnel re: Change in Control Agreement (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 28, 2013, File No. 1-11083).

10.88
Transition and Separation Agreement effective December 31, 2013 between the Company and Jeffrey D. Capello (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083). #

10.89
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 24, 2013 File No. 1-11083). #

10.90
Boston Scientific Corporation Annual Bonus Plan Performance Period January 1 - December 31, effective October 2013 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.91
Boston Scientific Corporation Total Shareholder Return Performance Share Program, Performance Period January 1, 2014 - December 31, 2016 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.92
Boston Scientific Corporation Free Cash Flow Performance Share Program, Performance Period January 1, 2014 - December 31, 2014 (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.93
Boston Scientific Corporation 2013 Annual Bonus Plan Performance Period January 1 - December 31, effective July 2013 (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.94
Form of 2011 Long-Term Incentive Plan Global Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.95
Form of 2011 Long-Term Incentive Plan Global Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.96
Boston Scientific Corporation Severance Pay and Layoff Notification Plan, as amended and restated (Bridge Plan), effective August 1, 2013 (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.97
Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, as amended and restated, effective August 1, 2013 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.98
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2014 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 File No. 1-11083).#

10.99*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (2014 Total Shareholder Return).#

10.100*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (2014 Free Cash Flow).#

11*
Statement regarding computation of per share earnings (included in Note N - Weighted Average Shares Outstanding to the Company's 2013 consolidated financial statements for the year ended December 31, 2013 included in Item 8).

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Company's subsidiaries as of February 14, 2014.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vi) the notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2014	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 26, 2014	By:	/s/ Katharine T. Bartlett

Katharine T. Bartlett
Director

Dated: February 26, 2014	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 26, 2014	By:	/s/ Bruce L. Byrnes

Bruce L. Byrnes
Director

Dated: February 26, 2014	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 26, 2014	By:	/s/ Kristina M. Johnson, Ph.D.

Kristina M. Johnson, Ph.D.
Director

Dated: February 26, 2014	By:	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph. D.
Director

Dated: February 26, 2014	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 26, 2014	By:	/s/ N.J. Nicholas, Jr.

N.J. Nicholas, Jr.
Director

Dated: February 26, 2014	By:	/s/ Pete M. Nicholas

Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 26, 2014	By:	/s/ Uwe E. Reinhardt, Ph.D.

Uwe E. Reinhardt, Ph.D.
Director

Dated: February 26, 2014	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 26, 2014	By:	/s/ John E. Sununu

John E. Sununu
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Deductions to Allowances for Uncollectible Accounts (b)	Charges to (Deductions from) Other Accounts (c)	Balance at End of Year
Year Ended December 31, 2013:
Allowances for uncollectible accounts and sales returns and allowances	$119	5	(12)	—	$112
Year Ended December 31, 2012:
Allowances for uncollectible accounts and sales returns and allowances	$116	14	(7)	(4)	$119
Year Ended December 31, 2011:
Allowances for uncollectible accounts and sales returns and allowances	$125	11	(13)	(7)	$116
(a) Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b) Represents actual write-offs of uncollectible accounts.
(c) Represents net change in allowances for sales returns, recorded as contra-revenue.