Form 10-Q
period 2014-06-30
BOSTON SCIENTIFIC CORP
filed 2014-08-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2695240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 BOSTON SCIENTIFIC WAY, MARLBOROUGH, MASSACHUSETTS 01752-1234
(Address of principal executive offices) (zip code)
(508) 683-4000
(Registrant’s telephone number, including area code)
ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 31, 2014
Common Stock, $.01 par value	1,325,707,830

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2014	2013	2014	2013

Net sales	$1,873	$1,809	$3,647	$3,570
Cost of products sold	563	530	1,100	1,108
Gross profit	1,310	1,279	2,547	2,462

Operating expenses:
Selling, general and administrative expenses	743	661	1,409	1,292
Research and development expenses	206	223	397	427
Royalty expense	25	47	65	87
Amortization expense	109	101	218	204
Goodwill impairment charges	—	—	—	423
Intangible asset impairment charges	110	53	165	53
Contingent consideration expense (benefit)	(96)	(18)	(118)	(41)
Restructuring charges	15	26	35	36
Litigation-related charges (credits)	267	—	260	130
Gain on divestiture	—	(34)	(12)	(40)
	1,379	1,059	2,419	2,571
Operating income (loss)	(69)	220	128	(109)

Other (expense) income:
Interest expense	(53)	(65)	(108)	(130)
Other, net	18	(3)	22	(3)
Income (loss) before income taxes	(104)	152	42	(242)
Income tax expense (benefit)	(108)	22	(95)	(18)
Net income (loss)	$4	$130	$137	$(224)

Net income (loss) per common share — basic	$0.00	$0.10	$0.10	$(0.17)
Net income (loss) per common share — assuming dilution	$0.00	$0.10	$0.10	$(0.17)

Weighted-average shares outstanding
Basic	1,323.2	1,343.5	1,322.4	1,347.7
Assuming dilution	1,345.0	1,358.6	1,347.1	1,347.7

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$4	$130	$137	$(224)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	(6)	(8)	(3)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(28)	43	(55)	118
Net change in certain retirement plans	—	—	(1)	—
Total other comprehensive income (loss)	(30)	37	(64)	115
Total comprehensive income (loss)	$(26)	$167	$73	$(109)

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
in millions, except share and per share data	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$357	$217
Trade accounts receivable, net	1,287	1,307
Inventories	949	897
Deferred income taxes	320	288
Prepaid expenses and other current assets	301	302
Total current assets	3,214	3,011
Property, plant and equipment, net	1,534	1,546
Goodwill	5,735	5,693
Other intangible assets, net	5,659	5,950
Other long-term assets	335	371
TOTAL ASSETS	$16,477	$16,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$3	$3
Accounts payable	241	246
Accrued expenses	1,277	1,348
Other current liabilities	252	227
Total current liabilities	1,773	1,824
Long-term debt	4,252	4,237
Deferred income taxes	1,302	1,402
Other long-term liabilities	2,606	2,569

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,571,332,742 shares as of June 30, 2014 and 1,560,302,634 shares as of December 31, 2013	16	16
Treasury stock, at cost - 247,566,270 shares as of June 30, 2014 and 238,006,570 shares as of December 31, 2013	(1,717)	(1,592)
Additional paid-in capital	16,635	16,579
Accumulated deficit	(8,432)	(8,570)
Accumulated other comprehensive income (loss), net of tax	42	106
Total stockholders’ equity	6,544	6,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,477	$16,571

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
in millions	2014	2013

Cash provided by operating activities	$483	$584

Investing activities:
Purchases of property, plant and equipment	(124)	(104)
Proceeds from sale of property, plant and equipment	—	53
Purchases of privately held securities	(6)	(8)
Purchase of notes receivable	(10)	(3)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	12	—
Payments for acquisitions of businesses, net of cash acquired	(72)	—
Payments for investments in companies and acquisitions of certain technologies	(1)	(7)
Proceeds from business divestitures, net of costs	12	30

Cash used for investing activities	(189)	(39)

Financing activities:
Payment of contingent consideration	(15)	(15)
Proceeds from borrowings on credit facilities	650	240
Payments on borrowings from credit facilities	(650)	(240)
Payments for acquisitions of treasury stock	(125)	(200)
Cash used to net share settle employee equity awards	(47)	(25)
Proceeds from issuances of shares of common stock	33	19

Cash used for financing activities	(154)	(221)

Effect of foreign exchange rates on cash	—	(1)

Net increase (decrease) in cash and cash equivalents	140	323
Cash and cash equivalents at beginning of period	217	207
Cash and cash equivalents at end of period	$357	$530

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$53	$50
Fair value of contingent consideration recorded in purchase accounting	$3	$—

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2013 Annual Report on Form 10-K.
Additionally, certain prior year cash outflows from net share settling employee equity awards to satisfy their tax withholding requirement have been reclassified from an operating activity to a financing activity within our condensed consolidated statements of cash flows. Amounts reclassified from operating to financing activities on the cash flows were not material. In addition, we have reclassified certain other prior year amounts to conform to the current year presentation. Refer to Note L - Segment Reporting for more information.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and six month periods ended June 30, 2014. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). Prior to the acquisition, we held approximately 28 percent minority interest in IoGyn in addition to notes receivable of approximately $8 million. Total consideration was comprised of a net cash payment of $65 million at closing to acquire the remaining 72 percent of IoGyn equity and repay outstanding debt. IoGyn has developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system, and we expect to launch the system in the United States in the second half of 2014. We will integrate the operations of the IoGyn business with our gynecological surgery business, which is part of our Urology and Women’s Health division.

On May 15, 2014, we entered into a definitive agreement to acquire the Interventional Division of Bayer AG, for $415 million in cash at closing. We expect to close this transaction in the second half of 2014, subject to customary closing conditions.
We did not close any material acquisitions during the first half of 2013.
Purchase Price Allocation
We accounted for the acquisition of IoGyn as a business combination and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate purchase price for the acquisition consummated in 2014 are as follows (in millions):

Cash, net of cash acquired	$65
Fair value of prior interests	31
$96

We re-measured our previously held investments to their estimated acquisition-date fair value of $31 million and recorded a gain of $19 million in other, net, in the accompanying condensed consolidated statements of operations during the second quarter of 2014. We measured the fair values of the previously held investments based on the liquidation preferences and priority of the equity interests and debt, including accrued interest.

Total consideration for the 2014 acquisition included cash payments of $65 million, net of cash acquired, at closing of the transaction.

The following summarizes the aggregate purchase price allocation for the 2014 acquisition as of June 30, 2014 (in millions):

Goodwill	$39
Amortizable intangible assets	72
Other net assets	(1)
Deferred income taxes	(14)
$96

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$71	14	14%
Other intangible assets	1	2	14%
	$72

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
We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is not deductible for tax purposes. Goodwill was established due primarily to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies, and has been allocated to our reportable segments based on the relative expected benefit. See Note D - Goodwill and Other Intangible Assets for more information related to goodwill allocated to our reportable segments.

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
We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $96 million in the second quarter of 2014, $118 million in the first half of 2014, $18 million in the second quarter of 2013, and $41 million during the first half of 2013. We paid contingent consideration of $3 million in the second quarter of 2014, $15 million in the first half of 2014 and $15 million during the second quarter and first half of 2013.

Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2013	$(501)
Amounts recorded related to new acquisitions	(3)
Other amounts recorded related to prior acquisitions	(1)
Net fair value adjustments	118
Payments made	15
Balance as of June 30, 2014	$(372)
As of June 30, 2014, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $2.2 billion.
Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2014	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$61 million	Probability Weighted Discounted Cash Flow	Discount Rate	0.9%-1.4%
			Probability of Payment	60% - 95%
			Projected Year of Payment	2014 - 2015
Revenue-based Payments	$69 million	Discounted Cash Flow	Discount Rate	11.5% - 15%
			Probability of Payment	0% - 100%
			Projected Year of Payment	2014 - 2018
	$242 million	Monte Carlo	Revenue Volatility	11% - 13%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2014-2018

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

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow and released throughout 2011 upon the completion of local closings in certain foreign jurisdictions. We received $10 million during 2012, $28 million during the second quarter of 2013 and we received the final $12 million of consideration in January 2014. At the time of divestiture, due to our continuing involvement in the operations of the Neurovascular business following the transaction, the divestiture did not meet the criteria for presentation as a discontinued operation. Our sales related to our divested Neurovascular business have declined as the various transition services and supply agreements have terminated.
Revenue generated by the Neurovascular business was $1 million in the second quarter of 2014, $3 million in the first half of 2014, $19 million in the second quarter of 2013, and $55 million in the first half of 2013.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of June 30, 2014 and December 31, 2013 are as follows:

	As of
	June 30, 2014		December 31, 2013
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,252	$(3,520)	$8,272	$(3,342)
Patents	522	(336)	513	(326)
Other intangible assets	847	(506)	845	(479)
	$9,621	$(4,362)	$9,630	$(4,147)
Unamortizable intangible assets
Goodwill	$15,635	$(9,900)	$15,593	$(9,900)
Technology-related	197	—	197	—
	$15,832	$(9,900)	$15,790	$(9,900)

In addition, we had $203 million and $270 million of in-process research and development intangible assets as of June 30, 2014 and December 31, 2013, respectively.
The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2013	$3,252	$294	$2,147	$5,693
Purchase price adjustments	—	(2)	—	(2)
Goodwill acquired	—	—	44	44
Goodwill written off	—	—	—	—
Other changes in carrying amount *	7	—	(7)	—
Balance as of June 30, 2014	$3,259	$292	$2,184	$5,735

* In the first half of 2014, we reallocated $7 million of goodwill between Cardiovascular and MedSurg as a result of the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.

2014 Goodwill Impairment Testing

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

In the second quarter of 2014, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. As a result of the 2014 annual goodwill impairment test, we have identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 55 percent as of our annual test date and held $1.356 billion of allocated goodwill as of June 30, 2014. Our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 38 percent as of our annual test date and held $292 million of allocated goodwill as of June 30, 2014. Our global Cardiac Rhythm Management (CRM) reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.236 billion globally as of June 30, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.236 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's

Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (WACC) rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill or intangible asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 100 basis points combined with a 150 basis point decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for both our global Electrophysiology and global Neuromodulation reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

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
The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2013	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of June 30, 2014	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

On a quarterly basis, we monitor for events or other potential indicators of an impairment that would warrant an interim impairment test of our intangible assets. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our 2013 Annual Report on Form 10-K for a discussion of future events that would have a negative impact on the recoverability of our $4.236 billion of CRM-related amortizable intangible assets. Our CRM-related amortizable intangible assets are at higher risk of potential failure of the first step of the amortizable intangible asset recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangible assets carrying value would likely occur if the second step of the amortizable intangible asset test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of our 2013 Annual Report on Form 10-K for a discussion of key assumptions used in our testing.

2014 Charges

During the second quarter of 2014, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects and core technology associated with certain of our acquisitions.  Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded pre-tax impairment charges of $110 million in the second quarter of 2014. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, and the resulting amount of future revenue and cash flows associated with the technology acquired from Vessix Vascular Inc. (Vessix), we recorded impairment charges of $67 million related to technology intangible assets during the second quarter of 2014. In addition, in the second quarter of 2014, due to revised expectations and timing as a result of the announcement of an upcoming third FDA Circulatory System Devices Panel, we recorded impairment charges of $35 million related to the in-process research and development intangible assets acquired from Atritech, Inc. (Atritech). We also recorded an additional $8 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

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

2013 Charges

During the second quarter of 2013, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analysis, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million in the second quarter of 2013 to write-down the balance of these intangible assets to their fair value in each respective period. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

We recorded these amounts in the intangible assets impairment caption in our accompanying unaudited condensed consolidated statements of operations.

The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
In-Process R&D	June 30, 2014	$7 million	Income Approach - Excess Earnings Method	Discount Rate	20%
In-Process R&D	June 30, 2014	$76 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%
Core Technology	June 30, 2014	$8 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	March 31, 2014	$6 million	Income Approach - Excess Earnings Method	Discount Rate	20%
Core Technology	March 31, 2014	$64 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	June 30, 2013	$178 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of June 30, 2014 and December 31, 2013 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.642 billion as of June 30, 2014 and $2.564 billion as of December 31, 2013.
We recognized net gains of $22 million in earnings on our cash flow hedges during the second quarter of 2014 and $43 million for the first half of 2014, as compared to net gains of $6 million during the second quarter of 2013 and $1 million for the first half of 2013. All currency cash flow hedges outstanding as of June 30, 2014 mature within 36 months. As of June 30, 2014, $85 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $139 million as of December 31, 2013. As of June 30, 2014, $60 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.114 billion as of June 30, 2014 and $1.952 billion as of December 31, 2013.
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

In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges, and had $450 million outstanding as of June 30, 2014. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged fixed-rate debt. During the second quarter of 2014 we recognized, in interest expense, a $8 million loss on our hedged debt and a $8 million gain on the related interest rate derivative contract. During the first half of 2014 we recognized, in interest expense, a $18 million loss on our hedged debt and a $18 million gain on the related interest rate derivative contract.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $49 million as of June 30, 2014 and $54 million as of December 31, 2013, and unamortized losses of $2 million as of June 30, 2014 and $2 million as of December 31, 2013, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $2 million as of June 30, 2014 and $3 million as of December 31, 2013. We recorded $2 million during the second quarter of 2014 and $4 million during the first half of 2014 as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of June 30, 2014, $9 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and first half of 2014 and 2013 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended June 30, 2014
Currency hedge contracts	$(20)	$22	Cost of products sold
	$(20)	$22
Three Months Ended June 30, 2013
Currency hedge contracts	$76	$6	Cost of products sold
	$76	$6
Six Months Ended June 30, 2014
Currency hedge contracts	$(40)	$43	Cost of products sold
	$(40)	$43
Six Months Ended June 30, 2013
Currency hedge contracts	$190	$1	Cost of products sold
	$190	$1

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
Gain (loss) on currency hedge contracts	Other, net	$(17)	$29	$(20)	$54
Gain (loss) on foreign currency transaction exposures	Other, net	14	(29)	14	(56)
Net foreign currency gain (loss)	Other, net	$(3)	$—	$(6)	$(2)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2014, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of June 30, 2014 and December 31, 2013:

		As of
		June 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2014	2013
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$94	$117
Currency hedge contracts	Other long-term assets	58	120
Interest rate contracts	Prepaid and other current assets	3	1
Interest rate contracts	Other long-term assets	10	—
		165	238
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	15	27
Total Derivative Assets		$180	$265

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$14	$13
Currency hedge contracts	Other long-term liabilities	18	19
Interest rate contracts	Other long-term liabilities	—	8
		32	40
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	24	23
Total Derivative Liabilities		$56	$63

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014				As of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$28	$—	$—	$28	$38	$—	$—	$38
Currency hedge contracts	—	167	—	167	—	264	—	264
Interest rate contracts	—	13	—	13	—	1	—	1
	$28	$180	$—	$208	$38	$265	$—	$303
Liabilities
Currency hedge contracts	$—	$56	$—	$56	$—	$55	$—	$55
Accrued contingent consideration	—	—	372	372	—	—	501	501
Interest rate contracts	—	—	—	—	—	8	—	8
	$—	$56	$372	$428	$—	$63	$501	$564
Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $28 million invested in money market and government funds as of June 30, 2014, we had $126 million in short-term time deposits and $203 million in interest bearing and non-interest bearing bank accounts. In addition to $38 million invested in money market and government funds as of December 31, 2013, we had $31 million in short-term deposits and $148 million in interest bearing and non-interest bearing bank accounts.
Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B - Acquisitions in this Quarterly Report on From 10-Q, for a discussion of the changes in the fair value of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $26 million as of June 30, 2014 and $20 million as of December 31, 2013.
We recorded $110 million of losses to adjust our intangible asset balances to their fair value during the second quarter of 2014 and $165 million for the first half of 2014, as compared to losses of $53 million during the second quarter of 2013 and $476 million for the first half of 2013, which included $423 million of losses to adjust our goodwill balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets in this Quarterly Report on From 10-Q, for further information related to these charges and significant unobservable inputs (Level 3).
The fair value of our outstanding debt obligations was $4.704 billion as of June 30, 2014 and $4.602 billion as of December 31, 2013, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements in this Quarterly Report on From 10-Q, for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.255 billion as of June 30, 2014 and $4.240 billion as of December 31, 2013. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2014 is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior notes	$—	$400	$600	$250	$600	$1,950	$3,800
Term loan	—	—	80	80	240	—	400
	$—	$400	$680	$330	$840	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of June 30, 2014). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of June 30, 2014). There were no amounts borrowed under our revolving credit facility as of June 30, 2014 or December 31, 2013.
Our revolving credit facility agreement in place as of June 30, 2014 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of June 30, 2014
Maximum leverage ratio (1)	3.5 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	5.7 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2014, we had $181 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of June 30, 2014, we had approximately $2.150 billion of the combined legal and debt exclusion remaining. As of and through June 30, 2014, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Term Loan
We had $400 million outstanding under an unsecured term loan facility as of June 30, 2014 and December 31, 2013. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2014 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of June 30, 2014 is 5.7 times.
Senior Notes
We had senior notes outstanding of $3.800 billion as of June 30, 2014 and December 31, 2013. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2014 is 2.5 times. We had no borrowings outstanding under this facility as of June 30, 2014 and December 31, 2013.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $309 million as of June 30, 2014. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $162 million of receivables as of June 30, 2014 at an average interest rate of 3.1 percent, and $146 million as of December 31, 2013 at an average interest rate of 3.3 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. During the first half of 2014, we received cash payments of approximately $80 million related to a government-funded settlement of long outstanding receivables in Spain. As of June 30, 2014, our net receivables in these countries greater than 180 days past due totaled $41 million, of which $17 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $207 million as of June 30, 2014). We de-recognized $150 million of notes receivable as of June 30, 2014 at an average interest rate of 2 percent and $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2014 and December 31, 2013, we had outstanding letters of credit of $78 million, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2014 and December 31, 2013, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of June 30, 2014 or December 31, 2013. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangments without drawing on the letters of credit.

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

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $175 million to $225 million, and approximately $160 million to $210 million of these charges is estimated to result in cash outlays, of which we have made payments of $39 million to date. We have recorded related costs of $79 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2014 Restructuring plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$100 million to $120 million
Other (1)	$10 million to $20 million
Restructuring-related expenses:
Other (2)	$65 million to $85 million
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
The 2011 Restructuring plan, including the Expansion, is estimated to result in total pre-tax charges of approximately $289 million to $292 million, and approximately $282 million to $285 million of these charges is estimated to result in cash outlays, of which we have made payments of $282 million to date. We have recorded related costs of $287 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following provides a summary of our expected total costs associated with the 2011 Restructuring plan, including the Expansion, by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$138 million to $141 million
Other (1)	$112 million
Restructuring-related expenses:
Other (2)	$39 million
$289 million to $292 million

(1)	Includes primarily consulting fees, gains and losses on disposals of fixed assets and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including the Expansion, such as program management, accelerated depreciation, retention and infrastructure-related costs.
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
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $15 million in the second quarter of 2014, $26 million in the second quarter of 2013, $35 million in the first half of 2014, and $36 million in the first half of 2013. During the first half of 2013, our restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $10 million in the second quarter of 2014, $5 million in the second quarter of 2013, $18 million in the first half of 2014, and $10 million in the first half of 2013.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended June 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$8	$—	$—	$—	$7	$15
Restructuring-related expenses:
Cost of products sold	—	—	4	—	—	4
Selling, general and administrative expenses	—	1	—	—	5	6
	—	1	4	—	5	10
	$8	$1	$4	$—	$12	$25

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$10	$1	$4	$—	$12	$27
2011 Restructuring plan (including the Expansion)	(2)	—	—	—	—	(2)
	$8	$1	$4	$—	$12	$25

Three Months Ended June 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
Restructuring charges	$13	$—	$—	$—	$13	$26
Restructuring-related expenses:
Cost of products sold	—	—	—	—	—	—
Selling, general and administrative expenses	—	1	—	—	4	5
	—	1	—	—	4	5
	$13	$1	$—	$—	$17	$31

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
2011 Restructuring plan (including the Expansion)	$15	$1	$—	$—	$17	$33
Plant Network Optimization program	(2)	—	—	—	—	(2)
	$13	$1	$—	$—	$17	$31

Six Months Ended June 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$19	$—	$—	$—	$16	$35
Restructuring-related expenses:
Cost of products sold	—	—	6	—	—	6
Selling, general and administrative expenses	—	2	—	—	10	12
	—	2	6	—	10	18
	$19	$2	$6	$—	$26	$53

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$19	$2	$6	$—	$23	$50
2011 Restructuring plan (including the Expansion)	—	—	—	—	3	3
	$19	$2	$6	$—	$26	$53

Six Months Ended June 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
Restructuring charges	$21	$—	$—	$(16)	$31	$36
Restructuring-related expenses:
Cost of products sold	—	—	—	—	—	—
Selling, general and administrative expenses	—	1	—	—	9	10
	—	1	—	—	9	10
	$21	$1	$—	$(16)	$40	$46

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
2011 Restructuring plan (including the Expansion)	$25	$1	$—	$(16)	$40	$50
Plant Network Optimization program	(4)	—	—	—	—	(4)
	$21	$1	$—	$(16)	$40	$46

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

As of June 30, 2014, we have incurred cumulative restructuring charges related to our 2014 Restructuring plan, 2011 Restructuring plan (including the Expansion), and Plant Network Optimization program of $339 million and restructuring-related costs of $153 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Plant Network Optimization program	Total
Termination benefits	$48	$136	$30	$214
Fixed asset write-offs	—	(1)	—	(1)
Other	13	113	—	126
Total restructuring charges	61	248	30	339
Accelerated depreciation	2	5	22	29
Transfer costs	6	—	74	80
Other	10	34	—	44
Restructuring-related expenses	18	39	96	153
	$79	$287	$126	$492

We made cash payments of $24 million in the second quarter of 2014 and $53 million in the first half of 2014 associated with restructuring initiatives pursuant to these plans, and as of June 30, 2014, we had made total cash payments of $424 million related to our 2014 Restructuring plan, 2011 Restructuring plan (including the Expansion), and Plant Network Optimization program since committing to each plan. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Plant Network Optimization program	Total
Three Months Ended June 30, 2014
Termination benefits	$6	$—	$—	$6
Transfer costs	4	—	—	4
Other	12	2	—	14
	$22	$2	$—	$24

Six Months Ended June 30, 2014
Termination benefits	$12	$7	$—	$19
Transfer costs	6	—	—	6
Other	21	7	—	28
	$39	$14	$—	$53

Program to Date
Termination benefits	$12	$131	$30	$173
Transfer costs	6	—	73	79
Other	21	151	—	172
	$39	$282	$103	$424

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion), which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Accrued as of December 31, 2013	$29	$12	$41
Charges (credits)	19	—	19
Cash payments	(12)	(7)	(19)
Other adjustments	—	—	—
Accrued as of June 30, 2014	$36	$5	$41

In addition to our accrual for termination benefits, we had a $5 million liability as of June 30, 2014 and an $8 million liability as of December 31, 2013 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	June 30, 2014	December 31, 2013
Accounts receivable	$1,403	$1,419
Less: allowance for doubtful accounts	(80)	(81)
Less: allowance for sales returns	(36)	(31)
	$1,287	$1,307
The following is a rollforward of our allowance for doubtful accounts for the second quarter and first half of 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Beginning balance	$75	$86	$81	$88
Charges to expenses	6	3	4	6
Utilization of allowances	(1)	(5)	(5)	(10)
Ending balance	$80	$84	$80	$84
Inventories

	As of
(in millions)	June 30, 2014	December 31, 2013
Finished goods	$634	$598
Work-in-process	114	90
Raw materials	201	209
	$949	$897

Property, plant and equipment, net

	As of
(in millions)	June 30, 2014	December 31, 2013
Land	$81	$81
Buildings and improvements	950	917
Equipment, furniture and fixtures	2,554	2,461
Capital in progress	192	211
	3,777	3,670
Less: accumulated depreciation	2,243	2,124
	$1,534	$1,546
Depreciation expense was $69 million for the second quarter of 2014, $66 million for the second quarter of 2013, $134 million for the first half of 2014, and $127 million for the first half of 2013.
Accrued expenses

	As of
(in millions)	June 30, 2014	December 31, 2013
Payroll and related liabilities	$410	$488
Accrued contingent consideration	181	148
Legal reserves	81	84
Other	605	628
	$1,277	$1,348
Other long-term liabilities

	As of
(in millions)	June 30, 2014	December 31, 2013
Accrued income taxes	$1,244	$1,283
Legal reserves	745	523
Accrued contingent consideration	191	353
Other long-term liabilities	426	410
	$2,606	$2,569

Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of June 30, 2014 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first half of 2014 and 2013 consisted of the following (in millions):

	Six Months Ended June 30,
	2014	2013
Beginning Balance	$28	$26
Provision	2	5
Settlements/reversals	(6)	(6)
Ending Balance	$24	$25

NOTE I – INCOME TAXES
Our effective tax rates from continuing operations for the three months ended June 30, 2014 and June 30, 2013, were 103.8% and 14.3%, respectively. For the first half of 2014 and 2013 our effective tax rates from continuing operations were (222.5)% and 7.6%, respectively. The change in our reported tax rate for the second quarter and first half of 2014, as compared to the same periods in 2013, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition- and divestiture-related items, and litigation- and restructuring-related items. In addition, the reported tax rate in the second quarter of 2013 was also impacted by certain discrete tax items, including uncertain tax positions related to audit findings, while the first half of 2013 was favorably affected by discrete tax items that primarily related to the reinstatement of tax legislation that was retroactively applied, offset in part by the resolution of the uncertain tax positions related to audit settlements and findings.
As of June 30, 2014, we had $1.039 billion of gross unrecognized tax benefits, of which a net $929 million, if recognized, would affect our effective tax rate. As of December 31, 2013, we had $1.069 billion of gross unrecognized tax benefits, of which a net $939 million, if recognized, would affect our effective tax rate.
During the first quarter of 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of June 30, 2014. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. During the six months ended June 30, 2014, there were no other material changes to significant unresolved matters with the IRS or foreign tax authorities from what we disclosed in our 2013 Annual Report on Form 10-K.
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $431 million accrued for gross interest and penalties as of June 30, 2014 and $402 million as of December 31, 2013. The increase in gross interest and penalties was $29 million, recognized in our unaudited condensed consolidated statements of operations. We recognized net tax expense related to interest of $10 million during the second quarter of 2014, $11 million during the second quarter of 2013, $19 million in the first half of 2014, and $20 million in the first half of 2013.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $12 million.

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

Our accrual for legal matters that are probable and estimable was $826 million as of June 30, 2014 and $607 million as of December 31, 2013, and includes estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to $260 million of litigation-related charges during the first half of 2014. During the first half of 2013 we recorded $130 million of litigation-related charges. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2013 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On April 18, 2014, the case was stayed pending consideration of an interlocutory appeal.
On February 18, 2014, Atlas IP, LLC filed a complaint in the United States District Court for the Southern District of Florida alleging that the sale of our LATITUDE® Patient Management System and implantable devices that communicate with the LATITUDE® device infringe a patent owned by Atlas. On July 9, 2014, the District Court granted our motion to transfer venue to the United States District Court for the District of Minnesota.

Product Liability Litigation

Fewer than ten individual lawsuits remain pending in various state and federal jurisdictions against Guidant Corporation (Guidant) alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. Further, we are aware of approximately 30 Guidant product liability lawsuits pending in international jurisdictions associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of these suits are pending in Canada and were filed as class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims. In each case, these matters generally seek monetary damages from us. The parties in the defibrillator class action have reached an agreement in principle to settle the matter for approximately $3 million. The presiding judge approved the settlement at a hearing on March 24, 2014. We paid the initial required payments during the second quarter of 2014 and expect to fund the publication of the settlement notice during the third quarter of 2014.

As of August 5, 2014, there were over 23,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse pending against us. The cases are pending in various federal and state courts in the United States and include eight putative class actions. There were also less than 20 cases in Canada, inclusive of three putative class actions, and less than 10 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 1,700 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. We intend to vigorously contest the cases and claims asserted against us; however, the final resolution is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity.

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

On July 11, 2014, we were served with a subpoena from the U.S. Attorney for the District of New Jersey. The subpoena seeks information relating to BridgePoint Medical, Inc., which we acquired in October 2012, including information relating to its sale of CrossBoss and Stingray products, educational and training activities that relate to those sales and our acquisition of BridgePoint Medical. We are cooperating with this request.

Other Proceedings

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott Laboratories in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant's breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys' fees, costs, and interest. In August 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On June 20, 2011, Guidant filed a motion for summary judgment, and the hearing on this motion was held on July 25, 2012. On July 7, 2014, the judge denied Guidant’s motion. The bench trial is scheduled to begin on November 20, 2014.
On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. On June 5, 2014, the District Court granted Mirowski’s motion to remand the case to the Montgomery County Circuit Court and trial is scheduled to begin on September 2, 2014.
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
On May 16, 2013, Vascular Solutions, Inc. filed suit against us, alleging that our Guidezilla™ guide extension catheter infringes three U.S. patents owned by Vascular Solutions.  The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief.  On May 28, 2013, Vascular Solutions filed an amended complaint adding an allegation of copyright infringement.  On June 10, 2013, Vascular Solutions filed a motion requesting a preliminary injunction.  On July 11, 2013, we answered the amended complaint and filed a counterclaim against Vascular Solutions, alleging that its Guideliner™ guide extension catheter infringes a U.S. patent owned by us. On December 12, 2013, the District Court granted the motion for a preliminary injunction and on December 26, 2013, we filed an appeal. On April 15, 2014, the Court of Appeals for the Federal Circuit vacated the preliminary injunction. On July 30, 2014, we and Vascular Solutions entered into a confidential settlement agreement and the case will be dismissed.

On September 23, 2013, Kardiametrics, LLC filed a complaint in the United States District Court for the District of Delaware alleging that the sale of our FilterWire EZ Embolic Protection System, Sterling balloon catheters, Carotid NexStent and Carotid WallStent products infringe two patents owned by Kardiametrics. On January 24, 2014, we filed a motion to dismiss the case or, in the alternative, to stay the case pending an arbitration. On February 18, 2014, Kardiametrics dismissed its original complaint and filed a new complaint. On March 14, 2014, we filed a motion to dismiss the new case or, in the alternative, to stay the new case pending an arbitration. On May 28, 2014, Kardiametrics voluntarily dismissed its case.

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
Weighted average shares outstanding - basic	1,323.2	1,343.5	1,322.4	1,347.7
Net effect of common stock equivalents	21.8	15.1	24.7	—	*
Weighted average shares outstanding - assuming dilution	1,345.0	1,358.6	1,347.1	1,347.7

* We generated a net loss in the first half of 2013. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 14.0 million for the first half of 2013 due to our net loss position in this period.
Weighted average shares outstanding, assuming dilution, excludes the impact of 13 million stock options for the second quarter of 2014, 16 million stock options for the second quarter of 2013, 13 million stock options for the first half of 2014, and 25 million stock options for the first half of 2013, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately one million shares of our common stock in the second quarter of 2014, one million shares of our common stock in the second quarter of 2013, 11 million shares of our common stock in the first half of 2014, and nine million shares of our common stock in the first half of 2013, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We did not repurchase any shares of our common stock during the second quarter of 2014. We repurchased 13 million shares of our common stock during the second quarter of 2013 for approximately $100 million, 10 million shares of our common stock during the first half of 2014 for approximately $125 million, and 26 million shares of our common stock during the first half of 2013 for approximately $200 million, pursuant to our authorized repurchase programs as discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2013 Annual Report filed on Form 10-K.

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
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and corporate expenses, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restated segment information for the prior period based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuation and for the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2014	2013	2014	2013
		(restated)		(restated)
Net sales
Interventional Cardiology	$528	$521	$1,029	$1,019
Peripheral Interventions	210	204	414	397
Cardiovascular	738	725	1,443	1,416

Cardiac Rhythm Management	495	476	959	951
Electrophysiology	55	36	113	70
Rhythm Management	550	512	1,072	1,021

Endoscopy	334	320	650	620
Urology and Women's Health	133	124	259	241
Neuromodulation	114	111	223	200
MedSurg	581	555	1,132	1,061
Net sales allocated to reportable segments	1,869	1,792	3,647	3,498
Sales generated from divested businesses	1	19	3	55
Impact of foreign currency fluctuations	3	(2)	(3)	17
	$1,873	$1,809	$3,647	$3,570

Income (loss) before income taxes
Cardiovascular	$193	$182	$364	$340
Rhythm Management	67	56	133	113
MedSurg	175	171	343	311
Operating income allocated to reportable segments	435	409	840	764
Corporate expenses and currency exchange	(64)	(48)	(115)	(89)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, and litigation related charges or credits	(331)	(40)	(379)	(580)
Amortization expense	(109)	(101)	(218)	(204)
Operating income (loss)	(69)	220	128	(109)
Other expense, net	(35)	(68)	(86)	(133)
Income (loss) before income taxes	$(104)	$152	$42	$(242)

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and six months ended June 30, 2014 and June 30, 2013. Amounts in the chart below are presented net of tax.

Three Months Ended June 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of March 31, 2014	$(22)	$114	$(20)	$72
Other comprehensive income (loss) before reclassifications	(2)	(13)	—	(15)
Amounts reclassified from accumulated other comprehensive income	—	(15)	—	(15)
Net current-period other comprehensive income	(2)	(28)	—	(30)
Balance as of June 30, 2014	$(24)	$86	$(20)	$42

Three Months Ended June 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of March 31, 2013	$(23)	$109	$(41)	$45
Other comprehensive income (loss) before reclassifications	(6)	47	—	41
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	(4)
Net current-period other comprehensive income	(6)	43	—	37
Balance as of June 30, 2013	$(29)	$152	$(41)	$82

Six Months Ended June 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2013	$(16)	$141	$(19)	$106
Other comprehensive income (loss) before reclassifications	(8)	(27)	(1)	(36)
Amounts reclassified from accumulated other comprehensive income	—	(28)	—	(28)
Net current-period other comprehensive income	(8)	(55)	(1)	(64)
Balance as of June 30, 2014	$(24)	$86	$(20)	$42

Six Months Ended June 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2012	$(26)	$34	$(41)	$(33)
Other comprehensive income (loss) before reclassifications	(3)	118	—	115
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	(3)	118	—	115
Balance as of June 30, 2013	$(29)	$152	$(41)	$82
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was a benefit of $7 million in the second quarter of 2014, an expense of $26 million in the second quarter of 2013, a benefit of $13 million in the first half of 2014, and an expense of $71 million in the first half of 2013. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $8 million in the second quarter of 2014, $2 million in the second quarter of 2013, $16 million in the first half of 2014, and there was zero impact in the first half of 2013. Refer to Note E – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2013-11
In July 2013, the FASB issued ASC Update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Update No. 2013-11 requires that entities present an unrecognized tax benefit, or portion of an unrecognized tax benefit, as a reduction to a deferred tax asset in the financial statements for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. We adopted Update No. 2013-11 beginning in our first quarter ended March 31, 2014. The adoption of Update No. 2013-11 did not impact our results of operations or financial position.

Standards to be Implemented
ASC Update No. 2014-08
In April 2014, the FASB issued ASC Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Update No. 2014-08 changed the criteria for reporting discontinued operations and enhanced convergence of the FASB's and the International Accounting Standard Board's (IASB) reporting requirements for discontinued operations. We are required to apply this amendment, prospectively to: (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and (2) all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. The adoption of Update No. 2014-08 is not expected to have a material impact on our financial position or results of operations.
ASC Update No. 2014-09
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. We are required to apply Update No. 2014-09 for annual periods beginning after December 15, 2016 and early application is not permitted. We are in the process of determining the effect, if any, that the adoption of this standard will have on our financial position or results of operations.
ASC Update No. 2014-10

In June 2014, the FASB issued ASC Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.  The amendments remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities.  The amendments also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk.  The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. We are required to apply Update No. 2014-10 for annual reporting periods beginning after December 15, 2014, and interim periods within those years. The adoption of Update No. 2014-10 is not expected to have a material impact on our financial position or results of operations.
ASC Update No. 2014-11
In June 2014, the FASB issued ASC Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. Update No. 2014-11 changes the accounting for repurchase-to-maturity transactions and repurchase financings and expands disclosure requirements. The amendments (1) require entities to account for repurchase-to-maturity transactions as secured borrowings, (2) eliminate accounting guidance on linked repurchase financing transactions, and (3) expand disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. Update No. 2014-11 also clarifies that repurchase and securities lending transactions that do not meet all of the criteria in ASC 860-10-40-5 should be accounted for as secured borrowings. We are required to apply the accounting changes and disclosure for certain transactions accounted for as a sale for periods beginning after December 15, 2014 and early application is not permitted. The disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and for interim periods within those years. The disclosures are not required to be presented for comparative periods before the effective date. The adoption of Update No. 2014-11 is not expected to have a material impact on our financial position or results of operations.

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
Financial Summary
Three Months Ended June 30, 2014
Our net sales for the second quarter of 2014 were $1.873 billion, as compared to net sales of $1.809 billion for the second quarter of 2013, an increase of $64 million, or four percent. Excluding the impact of changes in foreign currency exchange rates, which had a $5 million positive impact on our second quarter 2014 net sales as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $18 million, our net sales increased $77 million, or four percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net income for the second quarter of 2014 was $4 million, or $0.00 per share. Our reported results for the second quarter of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net credits, litigation-related net charges, restructuring and restructuring-related charges, discrete tax items, and amortization expense totaling $281 million (after-tax), or $0.21 per share. Excluding these items, net income for the second quarter of 2014 was $285 million, or $0.21 per share.1 Our reported net income for the second quarter of 2013 was $130 million, or $0.10 per share. Our reported results for the second quarter of 2013 included intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring and restructuring-related charges, and amortization expense totaling $117 million (after-tax), or $0.08 per share. Excluding these items, net income for the second quarter of 2013 was $247 million, or $0.18 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended June 30, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(104)	$108	$4	$0.00
Non-GAAP adjustments:
Intangible asset impairment charges	110	(19)	91	0.07
Acquisition- and divestiture-related net credits	(91)	(1)	(92)	(0.07)
Restructuring and restructuring-related net charges	25	(6)	19	0.01
Discrete tax items	—	(2)	(2)	0.00
Litigation-related net charges	267	(100)	167	0.13
Amortization expense	109	(11)	98	0.07
Adjusted net income	$316	$(31)	$285	$0.21

	Three Months Ended June 30, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$152	$(22)	$130	$0.10
Non-GAAP adjustments:
Intangible asset impairment charges	53	(8)	45	0.03
Acquisition- and divestiture-related net credits	(44)	7	(37)	(0.03)
Restructuring and restructuring-related net charges	31	(8)	23	0.02
Amortization expense	101	(15)	86	0.06
Adjusted net income	$293	$(46)	$247	$0.18

Cash provided by operating activities was $286 million in the second quarter of 2014, as compared to $396 million in the second quarter of 2013. As of June 30, 2014, we had total debt of $4.255 billion, cash and cash equivalents of $357 million and working capital of $1.441 billion. Refer to Liquidity and Capital Resources for further discussion.
Six Months Ended June 30, 2014
Our net sales for the first half of 2014 were $3.647 billion, as compared to net sales of $3.570 billion for the first half of 2013, an increase of $77 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which had a $20 million negative impact on our net sales for the six months ended June 30, 2014 as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $52 million, our net sales increased $149 million, or four percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net income for the first half of 2014 was $137 million, or $0.10 per share. Our reported results for the first half of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net credits, litigation-related net charges, restructuring and restructuring-related charges, discrete tax items, and amortization expense totaling $416 million (after-tax), or $0.31 per share. Excluding these items, net income for the first half of 2014 was $553 million, or $0.41 per share.1 Our reported net loss for the first half of 2013 was $224 million or $0.17 per share, driven primarily by a goodwill impairment charge related to our global Cardiac Rhythm Management (CRM) business unit. Our reported results for the first half of 2013 included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring and restructuring-related and litigation-related net charges, and amortization expense totaling $695 million (after-tax), or $0.52 per share. Excluding these items, net income for the first half of 2013 was $471 million, or $0.35 per share.1
1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Six Months Ended June 30, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$42	$95	$137	$0.10
Non-GAAP adjustments:
Intangible asset impairment charges	165	(25)	140	0.10
Acquisition- and divestiture-related net credits	(118)	(2)	(120)	(0.09)
Restructuring and restructuring-related net charges	53	(13)	40	0.03
Discrete tax items	—	—	—	0.00
Litigation-related net charges	260	(99)	161	0.12
Amortization expense	218	(23)	195	0.15
Adjusted net income	$620	$(67)	$553	$0.41

	Six Months Ended June 30, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(242)	$18	$(224)	$(0.17)
Non-GAAP adjustments:
Goodwill impairment charge	423	(2)	421	0.31	*
Intangible asset impairment charges	53	(8)	45	0.03	*
Acquisition- and divestiture-related net credits	(72)	10	(62)	(0.05)	*
Restructuring and restructuring-related net charges	46	(12)	34	0.03	*
Litigation-related charges	130	(48)	82	0.06	*
Amortization expense	204	(29)	175	0.14	*
Adjusted net income	$542	$(71)	$471	$0.35

*Assumes dilution of 14.0 million shares for the six months ended June 30, 2013 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $483 million in the first half of 2014, as compared to $584 million in the first half of 2013. During the first half of 2014, we used $125 million of cash generated from operations to repurchase approximately 10 million shares of our common stock.

Quarterly Results and Business Overview
Net Sales
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

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2014	2013
		(restated)
Interventional Cardiology	$528	$520	2%	1%
Peripheral Interventions	211	204	3%	3%
Cardiovascular	739	724	2%	2%

Cardiac Rhythm Management	497	475	5%	4%
Electrophysiology	56	36	55%	54%
Rhythm Management	553	511	8%	7%

Endoscopy	333	320	4%	4%
Urology and Women’s Health	133	124	7%	7%
Neuromodulation	114	111	3%	3%
MedSurg	580	555	5%	5%

Subtotal Core Businesses	1,872	1,790	5%	4%
Divested Businesses	1	19	(93)%	(93)%
Worldwide	$1,873	$1,809	4%	4%

We restated segment information for the prior period to reflect the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2014	2013
		(restated)
Interventional Cardiology	$1,025	$1,025	0% %	1%
Peripheral Interventions	414	400	3%	4%
Cardiovascular	1,439	1,425	1%	2%

Cardiac Rhythm Management	963	953	1%	1%
Electrophysiology	114	71	61%	60%
Rhythm Management	1,077	1,024	5%	5%

Endoscopy	647	624	4%	5%
Urology and Women’s Health	258	242	7%	8%
Neuromodulation	223	200	12%	12%
MedSurg	1,128	1,066	6%	7%

Subtotal Core Businesses	3,644	3,515	4%	4%
Divested Businesses	3	55	(94)%	(94)%
Worldwide	$3,647	$3,570	2%	2%

We restated segment information for the prior period to reflect the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.
Cardiovascular
Interventional Cardiology
Our Interventional Cardiology division develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems. We also offer structural heart products in certain international markets, which include a device for transcatheter aortic valve replacement and a device designed to close the left atrial appendage.

Our worldwide net sales of Interventional Cardiology products were $528 million in the second quarter of 2014, or approximately 28 percent of our consolidated net sales in the second quarter of 2014. Our worldwide net sales of Interventional Cardiology products increased $8 million, or two percent, in the second quarter of 2014, as compared to the same period in 2013. Excluding the impact of changes in foreign currency exchange rates, which had a $1 million positive impact on our Interventional Cardiology net sales in the second quarter of 2014, as compared to the same period in the prior year, net sales of these products increased $7 million, or one percent. This increase was primarily related to sales of our Promus PREMIER™ Stent System in the U.S., our structural heart products in international markets, including the Lotus™ transcatheter aortic valve replacement system and the WATCHMAN® left atrial appendage closure device, along with operational growth in our other cardiology product lines. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. In April 2013, we completed enrollment in the REPRISE II clinical trial to evaluate the safety and performance of the Lotus™ Valve System. In October 2013, we received CE Mark approval and launched the Lotus ™ Valve System in Europe. The WATCHMAN® left atrial appendage closure technology is the first device studied in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is marketed in CE Mark and other international countries. In the U.S., we completed the 18 month follow-up PREVAIL trial and final 5 year follow-up in the PROTECT AF trial to evaluate the safety and efficacy of the WATCHMAN® device in patients with nonvalvular atrial fibrillation versus long-term warfarin therapy and are working towards FDA approval of the device. During the second quarter of 2014, we were informed by the FDA that another Circulatory System Devices Panel would be convened in October 2014 to review the WATCHMAN® clinical evidence. As a result, our goal for U.S. FDA approval and launch of this technology is now the first half of 2015. Due to the revised expectations and timing for the U.S. launch, we recorded impairment charges related to the WATCHMAN® device in-process research and development intangible assets during the second quarter of 2014. Refer to Intangible Asset Impairment Charges for further details.
Our coronary stent system sales represent a significant portion of our Interventional Cardiology net sales. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2014			June 30, 2013
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$127	$171	$298	$117	$170	$287
Bare-metal	4	8	12	5	12	17
	$131	$179	$310	$122	$182	$304
Our worldwide net sales of coronary stent systems increased $6 million, or two percent, in the second quarter of 2014, as compared to the same period in 2013. Excluding the impact of changes in foreign currency exchange rates, which had a $1 million negative impact on our coronary stent system net sales in the second quarter of 2014, compared to the same period in the prior year, net sales of these products increased $7 million, or two percent. This increase was primarily related to market share gains due to the ongoing worldwide roll-out of our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System and increases in market-wide procedural volumes partially offset by average selling price declines in the drug-eluting stent (DES) market.
In May 2014 we launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Japan, following regulatory approval by the Japanese Ministry of Health, Labor and Welfare (MHLW). We had previously launched this technology in Europe and select other geographies during the first quarter of 2013, and in the U.S. during the fourth quarter of 2013. The Promus PREMIER™ Stent System is designed to provide physicians improved drug-eluting stent performance in treating patients with coronary artery disease, featuring unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We also market our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System in select European and other CE Mark countries, which features an ultra-thin abluminal (outer) bioabsorbable polymer coating. During the first half of 2014, we continued to expand our commercial launch of this technology in Europe. We have completed patient enrollment in the EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY Stent System and support U.S. Food and Drug Administration and Japanese regulatory approvals for this technology.
Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $211 million in the second quarter of 2014, as compared to $204 million in the second quarter of 2013, an increase of $7 million, or three percent. Excluding the impact of changes in foreign currency exchange rates, which had a $1 million positive impact on our PI net sales in the second quarter of 2014, as compared to the same period in the prior year, net sales of these products increased $6 million, or three percent. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise as the result of new product launches in stents, balloons and chronic total occlusions (CTO) devices, which we expect to continue to drive our future growth in PI.
During the fourth quarter of 2012, we completed the acquisition of Vessix, a developer of catheter-based renal denervation systems for the treatment of resistant hypertension. Through the acquisition of Vessix, we added a second generation, highly differentiated technology to our hypertension strategy and launched this technology in Europe in May 2013. We have seen a slowdown in the resistant hypertension market in Europe following the failure of a competitor's large randomized clinical trial, which was announced during the first quarter of 2014. During the second quarter of 2014, based on a careful examination of the available data, we determined we would not pursue a global pivotal trial as previously designed. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, we reduced our expectations for future revenue and recorded impairment charges related to the Vessix technology intangible assets during the first and second quarter of 2014. Refer to Intangible Asset Impairment Charges for further details.
Rhythm Management
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $497 million in the second quarter of 2014 represented approximately 27 percent of our consolidated net sales for the second quarter of 2014. Our worldwide CRM net sales increased $22 million, or five percent, in the second quarter of 2014, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a $3 million positive impact on our second quarter 2014 CRM net sales, as compared to the same period in the prior year, our CRM net sales increased $19 million, or four percent.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2014			June 30, 2013
	U.S.	International	Total	U.S.	International	Total
ICD systems	$223	$132	$355	$213	$129	$342
Pacemaker systems	67	75	142	69	64	133
CRM products	$290	$207	$497	$282	$193	$475
The increase in our worldwide CRM net sales during the second quarter of 2014 as compared to the second quarter of 2013 was principally the result of increases in our denovo ICD market share as a result of our subcutaneous implantable cardioverter defibrillator (S-ICD) technology and our new line of defibrillators; partially offset by lower volumes of replacement procedures and implantable cardiac resynchronization therapy defibrillator (CRT-D) market share losses in certain regions. In February 2014, our European business initiated the full launch of our new X4 line of quadripolar CRT-D systems, including the AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 cardiac resynchronization therapy defibrillators (CRT-Ds), a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. In addition, in April 2014, we received FDA approval for the DYNAGEN™ MINI and INOGEN™ MINI ICDs, the smallest fully-powered standard longevity ICDs on the market, as well as the DYNAGEN™ X4 and INOGEN™ X4 CRT-Ds. These new defibrillators were launched in the U.S. during the second quarter.
During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The S-ICD® System has received CE Mark and FDA approval. We became supply constrained in early March 2013 and were only able to provide a very limited supply of S-ICD® systems during the second and third quarters of 2013, and during the fourth quarter of 2013, we resumed our launch of our S-ICD® System.

Our worldwide pacemaker system sales increased during the second quarter of 2014 as compared to the second quarter of 2013 primarily due to the launch of our magnetic resonance imaging (MRI) compatible pacemaker system in Japan during the first quarter of 2014; and revenue growth in Europe related to our Ingevity family of MRI compatible pacing leads. Ingevity™ MRI pacing leads are part of the ImageReady™ MR-conditional pacemaker system, which includes VITALIO™ MRI, FORMIO™ MRI, ADVANTIO™ MRI and INGENIO™ MRI pulse generators. When used with the LATTITUDE™ NXT Patient Management

System, these devices wirelessly monitor patients for conditions such as atrial arrhythmias. We commenced the U.S. Investigational Device Exemption (IDE) trial for the Ingevity™ MRI pacing lead during February 2013.
Electrophysiology
Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next generation Blazer™ Prime ablation catheter, and our Blazer™ open-irrigated catheter, launched in select European countries in the second quarter of 2010. Worldwide net sales of our Electrophysiology products were $56 million in the second quarter of 2014 as compared to $36 million in the second quarter of 2013, an increase of $20 million. Excluding the impact of changes in foreign currency exchange rates, which had a $1 million positive impact on our Electrophysiology net sales in the second quarter of 2014, as compared to the same period in the prior year, net sales of these products increased $19 million, or 54 percent. The increase was a result of our acquisition of the electrophysiology business of C.R. Bard Inc. (Bard EP), which we completed on November 1, 2013.

We believe that the acquisition of Bard EP brings a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, and will allow us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure. During the second quarter of 2014, we recorded $24 million of revenue from Bard EP sales.
During the fourth quarter of 2012, we completed the acquisition of Rhythmia Medical, Inc. (Rhythmia), a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We received CE Mark approval for the Rhythmia technology during the second quarter of 2013 and received FDA approval during July 2013. We expect to initiate a limited launch of the Rhythmia next-generation mapping and navigation system in the second half of 2014.

We believe that the Rhythmia and Bard EP acquisitions, as well as our other expected product launches, will help to position us to participate more competitively in the growing Electrophysiology market.
MedSurg
Endoscopy
Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $333 million for the second quarter of 2014, as compared to $320 million in the second quarter of 2013, an increase of $13 million, or four percent. Changes in foreign currency exchange rates did not materially affect our worldwide Endoscopy net sales in the second quarter of 2014, as compared to the second quarter of 2013. The increase in net sales was the result of growth across several of our key product franchises, including our biliary device franchise driven by the continued growth of our ExpectTM Endoscopic Ultrasound Aspiration Needle; our hemostasis franchise on the continued adoption and utilization of our Resolution Clip for gastrointestinal bleeding; and our Polypectomy franchise in which growth was driven by the sales of our Twister® Plus rotatable retrieval device.
Urology and Women’s Health
Our Urology and Women’s Health business develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $133 million in the second quarter of 2014, as compared to $124 million in the second quarter of 2013, an increase of approximately $9 million, or seven percent. Changes in foreign currency exchange rates did not materially affect our worldwide Urology and Women's Health net sales in the second quarter of 2014, as compared to the second quarter of 2013. The increase in worldwide Urology and Women's Health net sales was primarily due to recent product launches and growth in the international business as a result of our global commercial expansion. We believe that our Urology and Women's Health business will continue to grow as a result of recent product launches in the U.S. and our continued expansion of the global footprint of this business.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn. IoGyn has developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system, and we expect to launch the system in the United States in the second half of 2014. We will integrate the operations of the IoGyn business with our gynecological surgery business, which is part of our Urology and Women’s Health division.

Neuromodulation
Our Neuromodulation business offers the Precision® and Precision Spectra™ Spinal Cord Stimulation (SCS) systems, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $114 million in the second quarter of 2014, as compared to $111 million in the second quarter of 2013, an increase of $3 million, or three percent. Changes in foreign currency exchange rates did not materially affect our Neuromodulation net sales in the second quarter of 2014, as compared to the same period in the prior year. The revenue growth in our Neuromodulation business was primarily a result of sales of our Precision Spectra System. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. Significant changes to Medicare reimbursement for physician office trialing of spinal cord stimulation (SCS) systems went into effect January 1, 2014, resulting in slower trialing volumes, which are typically a leading indicator of total SCS market growth. Due to the higher prior year growth connected with the 2013 launch of Precision Spectra™ and current year changes in reimbursement, our growth rate in Neuromodulation slowed during the second quarter of 2014. As physicians adjust their practice patterns, we believe the market may slow this year to reflect the new reimbursement environment.
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
Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2013 Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including certain developing countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities, which currently include 20 countries. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities.  Our Emerging Markets revenue grew 10 percent on a reported basis and was approximately 10 percent of our consolidated net sales in the second quarter of 2014.
Gross Profit
Our gross profit was $1.310 billion for the second quarter of 2014, $1.279 billion for the second quarter of 2013, $2.547 billion for the first half of 2014, and $2.462 billion for the first half of 2013. As a percentage of net sales, our gross profit decreased to 69.9 percent in the second quarter of 2014, as compared to 70.7 percent in the second quarter of 2013 and increased to 69.8 percent for the first half of 2014, as compared to 69.0 percent for the first half of 2013. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2013	70.7%	69.0%
Manufacturing cost reductions	2.2	1.7
Neurovascular divestiture	0.5	0.8
PROMUS® supply true-up	(0.9)	(0.4)
Sales pricing and mix	(2.0)	(1.3)
All other, including other inventory charges, other period expense and net impact of foreign currency	(0.6)	—
Gross profit margin - period ended June 30, 2014	69.9%	69.8%
The primary factors contributing to the decrease in our gross profit margin during the second quarter of 2014, as compared to the same period in 2013, were the negative impacts of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales. In addition, during the second quarter of 2013 we recorded a credit to cost of products sold related to the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. Partially offsetting these factors was positive impact of cost reductions as a result of our restructuring and other process improvement programs. Our gross profit margin was also positively impacted by lower sales related to our divested businesses, as these sales are at significantly lower gross profit margins.

The increase in our gross profit margin for the first half of 2014, as compared to the first half of 2013, primarily resulted from the positive impacts of lower sales related to our divested businesses, as these sales are at significantly lower gross profit margins, as well as manufacturing cost reductions as a result of our restructuring and other process improvement programs. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales. In addition, during the second quarter of 2013, we recorded a credit to cost of products sold related to the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	743	39.7%	661	36.5%	1,409	38.6%	1,292	36.2%
Research and development expenses	206	11.0%	223	12.3%	397	10.9%	427	12.0%
Royalty expense	25	1.3%	47	2.6%	65	1.8%	87	2.4%
Selling, General and Administrative (SG&A) Expenses
In the second quarter of 2014, our SG&A expenses increased $82 million, or 12 percent, as compared to the second quarter of 2013, and were 320 basis points higher as a percentage of net sales. This increase was driven primarily by SG&A increases related to business combinations that we have completed over the last several years, product launches and other commercial programs, and our expansion efforts in emerging markets, partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives.
In the first half of 2014, our SG&A expenses increased $117 million, or nine percent, as compared to the first half of 2013, and were 240 basis points higher as a percentage of net sales. This increase was driven primarily by SG&A increases related to business combinations that we have completed over the last several years, product launches and other commercial programs, and our expansion efforts in emerging markets, partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives.
Research and Development (R&D) Expenses
In the second quarter of 2014, our R&D expenses decreased $17 million, or eight percent, as compared to the second quarter of 2013, and were 130 basis points lower as a percentage of net sales. The decrease was due primarily to the benefits from our initiatives to transform our research and development efforts to be more effective and cost efficient, as well as the timing of certain R&D programs.
In the first half of 2014, our R&D expenses decreased $30 million, or seven percent, as compared to the first half of 2013, and were 110 basis points lower as a percentage of net sales. The decrease was due primarily to the benefits from our initiatives to transform our research and development efforts to be more effective and cost efficient, as well as the timing of certain R&D programs.
We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the second quarter of 2014, our royalty expense decreased $22 million, or 47 percent, as compared to the second quarter of 2013, and was 130 basis points lower as a percentage of net sales. This decrease relates primarily to a renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure and was retroactive to the beginning of 2014.

In the first half of 2014, our royalty expense decreased $22 million, or 25 percent, as compared to the first half of 2013, and was 60 basis points lower as a percentage of net sales. This decrease relates primarily to a renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure and was retroactive to the beginning of 2014.
Amortization Expense
Our amortization expense was $109 million in the second quarter of 2014, as compared to $101 million in the second quarter of 2013, and $218 million in the first half of 2014, as compared to $204 million in the first half of 2013. This increase was due primarily to amortizable intangible assets acquired during the second half of 2013. Amortization expense is excluded by management for purposes of evaluating operating performance.
Goodwill Impairment Charge
2013 Charge
Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis as of January 1, 2013, we conducted the first step of the goodwill impairment test for all global reporting units. As of January 1, 2013, the fair value of each global reporting unit exceeded its carrying value, with the exception of the global Cardiac Rhythm Management (CRM) reporting unit. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (Topic 350) and our accounting policies, we tested the global CRM intangible assets and goodwill for impairment and recorded a non-cash goodwill impairment charge of $423 million ($422 million after-tax) to write down the goodwill to its implied fair value as of January 1, 2013 as a result of this analysis. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our 2013 Annual Report on Form 10-K for details on the 2013 goodwill impairment charge. Goodwill impairment charges do not impact our debt covenants or our cash flows, and are excluded by management for purposes of evaluating operating performance.
Intangible Asset Impairment Charges

2014 Charges

During the second quarter of 2014, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects and core technology associated with certain of our acquisitions.  Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded pre-tax impairment charges of $110 million in the second quarter of 2014. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, and the resulting amount of future revenue and cash flows associated with the technology acquired from Vessix, we recorded impairment charges of $67 million related to technology intangible assets during the second quarter of 2014. In addition, due to revised expectations and timing as a result of the upcoming third FDA Circulatory System Devices Panel, we recorded impairment charges of $35 million related to the Atritech in-process research and development intangible assets during the second quarter of 2014. We also recorded an additional $8 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

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

2013 Charges

During the second quarter of 2013, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analysis, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million in the second quarter of 2013 to write-down the balance of these intangible assets to their fair value in each respective period. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

We recorded these amounts in the intangible assets impairment caption in our accompanying unaudited condensed consolidated statements of operations.  Intangible asset impairment charges do not impact our debt covenants or our cash flows, and are excluded by management for purposes of evaluating operating performance.
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
We recorded net benefits related to the change in fair value of our contingent consideration liabilities of $96 million and $118 million in the second quarter and first half of 2014, respectively, and net benefits of $18 million and $41 million during the second quarter and first half of 2013, respectively. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.
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
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $15 million in the second quarter of 2014, $26 million in the second quarter of 2013, $35 million in the first half of 2014, and $36 million in the first half of 2013. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $10 million in the second quarter of 2014, $5 million in the second quarter of 2013, $18 million in the first half of 2014, and $10 million in the first half of 2013. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

We made cash payments of $53 million during the first half of 2014 associated with our restructuring initiatives. We made cash payments of $71 million, and received $53 million of cash proceeds on facility and fixed asset sales, associated with our restructuring initiatives during the first half of 2013.
See Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related charges and credits
We recorded litigation-related net charges of $267 million in the second quarter of 2014 and $260 million in the first half of 2014. We recorded no net litigation-related charges in the second quarter of 2013 and $130 million in the first half of 2013. These charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. We recorded a gain of $34 million in the second quarter of 2013, $12 million in the first half of 2014, and $40 million in the first half of 2013 related to this divestiture. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.  See Note C - Divestitures to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest Expense
Our interest expense was $53 million in the second quarter of 2014 and $108 million in the first half of 2014, as compared to $65 million in the second quarter of 2013 and $130 million in the first half of 2013. The decrease in our interest expense is primarily related to the refinancing of our public debt in the third quarter of 2013 and our interest rate derivative instruments, which we entered in the fourth quarter of 2013. These instruments have a notional amount of $450 million and convert fixed-rate debt into floating-rate debt. Our average borrowing rate was 4.8 percent in the second quarter of 2014 and first half of 2014, as compared to 5.7 percent in the second quarter and first half of 2013. Refer to Liquidity and Capital Resources and Note E - Fair Value Measurements and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.
Other, net
Our other, net reflected income of $18 million in the second quarter of 2014, expense of $3 million in the second quarter of 2013, income of $22 million in the first half of 2014, and expense of $3 million in the first half of 2013. The following are the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2014	2013	2014	2013
Interest income	$1	$3	$2	$5
Foreign currency losses	(3)	—	(6)	(2)
Net gains (losses) on investments	23	(3)	29	(3)
Other income (expense), net	(3)	(3)	(3)	(3)
	$18	$(3)	$22	$(3)

During the second quarter of 2014, we recognized gains of $19 million associated with the acquisition of IoGyn, Inc. related to previously held investments. Refer to Note B – Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding the IoGyn acquisition.
Tax Rate
Our effective tax rates from continuing operations for the three months ended June 30, 2014 and June 30, 2013, were 103.8% and 14.3%, respectively. For the first half of 2014 and 2013 our effective tax rates from continuing operations were (222.5)% and 7.6%, respectively. The change in our reported tax rate for the second quarter and first half of 2014, as compared to the same periods in 2013, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition- and divestiture-related items, and litigation- and restructuring-related items. In addition, the reported tax rate in the second quarter of 2013 was also impacted by certain discrete tax items, including uncertain tax positions related to audit findings, while the first half of 2013 was favorably affected by discrete tax items that primarily related to the reinstatement of tax legislation that was retroactively applied, offset in part by the resolution of the uncertain tax positions related to audit settlements and findings.
During the first quarter of 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of June 30, 2014. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. During the six months ended June 30, 2014, there were no other material changes to significant unresolved matters with the IRS or foreign tax authorities from what we disclosed in our 2013 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the six months ended June 30, 2014 to the application of critical accounting policies and estimates as described in our 2013 Annual Report on Form 10-K.
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
For our 2014 and our 2013 goodwill impairment testing, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given differences in our reporting units' mix of currently marketed products, market shares, future product launch cadence, and expected profitability levels that render the market comparisons less relevant for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk-adjusted Weighted Average Cost of Capital (WACC) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.

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

In the second quarter of 2014, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. As a result of the 2014 annual goodwill impairment test, we have identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 55 percent and held $1.356 billion of allocated goodwill as of June 30, 2014. Our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 38 percent and held $292 million of allocated goodwill as of June 30, 2014. Our global CRM reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.236 billion globally as of June 30, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.236 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 100 basis points combined with a 150 basis point decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for both our global Electrophysiology and global Nueromodulation reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

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
Liquidity and Capital Resources
As of June 30, 2014, we had $357 million of cash and cash equivalents on hand, comprised of $28 million invested in money market and government funds, $126 million invested in short-term time deposits, and $203 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection.  We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
(in millions)	2014	2013
Cash provided by operating activities	$483	$584
Cash used for investing activities	(189)	(39)
Cash used for financing activities	(154)	(221)
Operating Activities
During the first half of 2014, we generated $483 million from operating activities, as compared to $584 million during the first half of 2013, a decrease of $101 million or 17 percent. This decrease was primarily the result of increases in our inventory levels, as well as a litigation-related cash receipt in the first half of 2013, partially offset by reductions in our accounts receivable due to a government funded settlement of outstanding receivables in Spain of $80 million during the first quarter of 2014.
Investing Activities

During the first half of 2014, cash used for investing activities included $72 million of payments for acquisitions of businesses, net of cash acquired. Cash used for investing activities also included purchases of property, plant and equipment of $124 million. This was partially offset by proceeds from our divested businesses of $12 million. During the first half of 2013, cash used for investing activities included $15 million of payments to acquire certain technologies and privately-held securities. Cash used for investing activities also included purchases of property, plant and equipment of $104 million that were partially offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in March 2013.

In addition, in May 2014 we announced that we had entered into a definitive agreement to acquire the Interventional Division of Bayer AG for $415 million in cash at closing. We expect to close this transaction in the second half of 2014, subject to customary closing conditions.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, proceeds from and cash used to net share settle stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2013 Annual Report on Form 10-K. During the first half of 2014, we repurchased 10 million shares of our common stock for approximately $125 million, pursuant to our authorized repurchase programs. During the first half of 2013, we repurchased 26 million shares of our common stock for approximately $200 million.

Debt

We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. We had total debt of $4.255 billion as of June 30, 2014 and $4.240 billion as of December 31, 2013. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2014 is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior notes	$—	$400	$600	$250	$600	$1,950	$3,800
Term Loan	—	—	80	80	240	—	400
	$—	$400	$680	$330	$840	$1,950	$4,200

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to terminated interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of June 30, 2014). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of June 30, 2014). There were no amounts borrowed under our revolving credit facility as of June 30, 2014 or December 31, 2013.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of June 30, 2014
Maximum leverage ratio (1)	3.5 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	5.7 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2014, we had $181 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of June 30, 2014, we had approximately $2.150 billion of the combined legal and debt exclusion remaining. As of and through June 30, 2014, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Term Loan
We had $400 million outstanding under an unsecured term loan facility as of June 30, 2014 and December 31, 2013. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2014 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of June 30, 2014 is 5.7 times.
Senior Notes
We had senior notes outstanding of $3.800 billion as of June 30, 2014 and December 31, 2013. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2014 is 2.5 times. We had no borrowings outstanding under this facility as of June 30, 2014 and December 31, 2013.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $309 million as of June 30, 2014. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $162 million of receivables as of June 30, 2014 at an average interest rate of 3.1 percent, and $146 million as of December 31, 2013 at an average interest rate of 3.3 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. During the first half of 2014, we received cash payments of approximately $80 million related to a government-funded settlement of long outstanding receivables in Spain. As of June 30, 2014, our net receivables in these countries greater than 180 days past due totaled $41 million, of which $17 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $207 million as of June 30, 2014). We de-recognized $150 million of notes receivable as of June 30, 2014 at an average interest rate of 2.0 percent and $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of June 30, 2014 and December 31, 2013, we had outstanding letters of credit of $78 million, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2014 and December 31, 2013, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of June 30, 2014 or December 31, 2013. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

Equity
During the first half of 2014 and 2013, we received $33 million and $19 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. We repurchased 10 million shares of our common stock during the first half of 2014 for $125 million and 26 million shares of our common stock during the first half of 2013 for $200 million, pursuant to our authorized repurchase programs discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2013 Annual Report on Form 10-K. As of June 30, 2014, we had $535 million remaining authorization under our 2013 share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $53 million for the first half of 2014 and $50 million for the first half of 2013.
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

Our accrual for legal matters that are probable and estimable was $826 million as of June 30, 2014 and $607 million as of December 31, 2013, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
See further discussion of our material legal proceedings in Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and in Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2013 Annual Report on Form 10-K.
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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and six months ended June 30, 2014 and 2013, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - This amount represents (a) non-cash write-downs of certain intangible asset balances in the second quarter of 2014; (b) non-cash write-downs of certain intangible asset balances in the first quarter of 2014; (c) non-cash write-downs of certain intangible asset balances in the second quarter of 2013; and (d) a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

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

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of intangible asset impairment charges; or acquisition-, divestiture-, restructuring- or litigation-related charges or credits. These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Quarterly Report on Form 10-Q and information incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business strategy and related financial returns; our growth initiatives, including our emerging markets strategy and investments; acquisitions and related payments, the timing of acquisitions and the integration and impact of acquired businesses and technologies; the timing and impact of our restructuring and plant network optimization initiatives, including expected costs and cost savings; our cash flow and use thereof; our outstanding accounts receivable in Europe; the impact of changes in foreign currency exchange rates; changes in the market and our market share for our businesses; procedural volumes and pricing pressures; competitive pressures facing our businesses; clinical trials, including timing and results; our warranty programs; our product portfolio; product development and iterations; new and existing product launches, including their timing and acceptance, and their impact on the market, our market share and our business; expanding our global footprint; competitive product launches; product performance and our ability to gain a competitive advantage; the strength of our technologies and pipeline; regulatory approvals, including their timing; our regulatory and quality compliance; expected research and development efforts and the allocation of research and development expenditures; our sales and marketing strategy; reimbursement practices; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand; goodwill and other intangible asset impairment analysis and charges; our fair value measurements; the effect of new accounting pronouncements on our financial results; the impact of healthcare reform legislation and new and proposed tax laws; the outcome and timing of transfer pricing and transactional-related matters pending before taxing authorities; our tax position and income tax reserves and our ability to realize all of our deferred tax assets; the outcome and impact of intellectual property, qui tam actions, governmental investigations and proceedings and litigation matters; adequacy of our reserves; the drivers and impact of our investment ratings; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants contained in our credit facilities, or to renegotiate the terms of or obtain waivers for compliance with those covenants. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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

•
Our ability to timely and successfully acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies, including our S-ICD® system and the pending acquisition of the Interventional Division of Bayer AG;

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.756 billion as of June 30, 2014 and $4.516 billion as of December 31, 2013. We recorded $167 million of other assets and $56 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2014, as compared to $264 million of other assets and $55 million of other liabilities as of December 31, 2013. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $281 million as of June 30, 2014 and $257 million as of December 31, 2013. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $344 million as of June 30, 2014 and by $314 million as of December 31, 2013. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt. As of June 30, 2014, we recorded $13 million of other assets to recognize the fair value of these derivative instruments. As of December 31, 2013, we recorded $1 million of other assets and $8 million of other liabilities to recognize the fair value of these derivative instruments. A one-percentage point increase in interest rates would have decreased the derivative instruments’ fair value by $37 million as of June 30, 2014, and by $41 million as of December 31, 2013. A one-percentage point decrease in interest rates would have increased the derivative instruments’ fair value by $40 million as of June 30, 2014, and by $37 million as of December 31, 2013. As of June 30, 2014, $3.390 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 80 percent of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note I – Income Taxes and Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2013 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems to process, transmit, and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information, and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients with our products or our proprietary information. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
We have identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 55 percent and held $1.356 billion of allocated goodwill as of June 30, 2014. Our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 38 percent and held $292 million of allocated goodwill as of June 30, 2014. Our global CRM reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or business could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.236 billion globally as of June 30, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.236 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
04/01/14 - 04/30/14	—	$—	—	$534,535,954
05/01/14 - 05/31/14	—	$—	—	$534,535,954
06/01/14 - 06/30/14	—	$—	—	$534,535,954
Total	—	$—	—	$534,535,954

* On January 25, 2013, our Board of Directors approved a new program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2014, we had approximately $535 million remaining available under our 2013 share repurchase program.

ITEM 6. EXHIBITS (* documents filed with this report, ** documents furnished with this report, # compensatory plans or arrangements)

10.1*	Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2014 #

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2014.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer