Form 10-Q
period 2014-09-30
BOSTON SCIENTIFIC CORP
filed 2014-11-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2014
Common Stock, $.01 par value	1,326,489,890

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2014	2013	2014	2013

Net sales	$1,846	$1,735	$5,493	$5,305
Cost of products sold	550	510	1,651	1,618
Gross profit	1,296	1,225	3,842	3,687

Operating expenses:
Selling, general and administrative expenses	741	658	2,150	1,950
Research and development expenses	212	217	609	644
Royalty expense	21	28	86	115
Amortization expense	109	101	327	305
Goodwill impairment charges	—	—	—	423
Intangible asset impairment charges	12	—	177	53
Contingent consideration expense (benefit)	(4)	23	(122)	(18)
Restructuring charges	2	19	37	55
Litigation-related charges (credits)	139	76	399	206
Gain on divestiture	—	—	(12)	(40)
	1,232	1,122	3,651	3,693
Operating income (loss)	64	103	191	(6)

Other (expense) income:
Interest expense	(54)	(137)	(161)	(266)
Other, net	(7)	(6)	15	(10)
Income (loss) before income taxes	3	(40)	45	(282)
Income tax expense (benefit)	(40)	(35)	(135)	(53)
Net income (loss)	$43	$(5)	$180	$(229)

Net income (loss) per common share — basic	$0.03	$(0.00)	$0.14	$(0.17)
Net income (loss) per common share — assuming dilution	$0.03	$(0.00)	$0.13	$(0.17)

Weighted-average shares outstanding
Basic	1,325.5	1,340.3	1,323.5	1,345.2
Assuming dilution	1,347.6	1,340.3	1,347.3	1,345.2

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Net income (loss)	$43	$(5)	$180	$(229)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15)	10	(23)	8
Net change in unrealized gains and losses on derivative financial instruments, net of tax	83	(38)	28	81
Net change in certain retirement plans	—	—	(1)	—
Total other comprehensive income (loss)	68	(28)	4	89
Total comprehensive income (loss)	$111	$(33)	$184	$(140)

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
in millions, except share and per share data	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246	$217
Trade accounts receivable, net	1,233	1,307
Inventories	989	897
Deferred income taxes	303	288
Prepaid expenses and other current assets	404	302
Total current assets	3,175	3,011
Property, plant and equipment, net	1,522	1,546
Goodwill	5,901	5,693
Other intangible assets, net	5,732	5,950
Other long-term assets	388	371
TOTAL ASSETS	$16,718	$16,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$3	$3
Accounts payable	234	246
Accrued expenses	1,288	1,348
Other current liabilities	295	227
Total current liabilities	1,820	1,824
Long-term debt	4,249	4,237
Deferred income taxes	1,224	1,402
Other long-term liabilities	2,724	2,569

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,573,566,484 shares as of September 30, 2014 and 1,560,302,634 shares as of December 31, 2013	16	16
Treasury stock, at cost - 247,566,270 shares as of September 30, 2014 and 238,006,570 shares as of December 31, 2013	(1,717)	(1,592)
Additional paid-in capital	16,681	16,579
Accumulated deficit	(8,389)	(8,570)
Accumulated other comprehensive income (loss), net of tax	110	106
Total stockholders’ equity	6,701	6,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,718	$16,571

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
in millions	2014	2013

Cash provided by operating activities	$829	$835

Investing activities:
Purchases of property, plant and equipment	(180)	(161)
Proceeds from sale of property, plant and equipment	—	53
Purchases of privately held securities	(6)	(13)
Purchases of notes receivable	(12)	(8)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	12	—
Payments for acquisitions of businesses, net of cash acquired	(487)	—
Payments for investments in companies and acquisitions of certain technologies	(1)	(13)
Proceeds from business divestitures, net of costs	12	30

Cash used for investing activities	(662)	(112)

Financing activities:
Payments on long-term borrowings	—	(1,450)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,440
Payment of contingent consideration	(15)	(107)
Proceeds from borrowings on credit facilities	810	240
Payments on borrowings from credit facilities	(810)	(240)
Payments for acquisitions of treasury stock	(125)	(275)
Cash used to net share settle employee equity awards	(48)	(26)
Proceeds from issuances of shares of common stock	52	59

Cash used for financing activities	(136)	(359)

Effect of foreign exchange rates on cash	(2)	—

Net increase (decrease) in cash and cash equivalents	29	364
Cash and cash equivalents at beginning of period	217	207
Cash and cash equivalents at end of period	$246	$571

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$79	$77

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2013 Annual Report on Form 10-K.
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
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine month periods ended September 30, 2014. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS

Interventional Business of Bayer AG

On August 29, 2014, we completed the acquisition of the Interventional Division of Bayer AG (Bayer), for a total cash consideration of $414 million. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The transaction includes the AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used to remove plaque and thrombi from diseased arteries. We plan to integrate the operations of the Bayer business with our Peripheral Intervention and Interventional Cardiology divisions.
IoGyn, Inc.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). Prior to the acquisition, we held approximately 28 percent minority interest in IoGyn in addition to notes receivable of approximately $8 million. Total consideration was comprised of a net cash payment of $65 million at closing to acquire the remaining 72 percent of IoGyn equity and repay outstanding debt. IoGyn has developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. Food & Drug Administration (FDA) approval for the system and in October 2014, we launched the system in the United States. We will integrate the operations of the IoGyn business with our gynecological surgery business, which is part of our Urology and Women’s Health division.

Purchase Price Allocation
We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price for the acquisition consummated in 2014 are as follows (in millions):

Cash, net of cash acquired	$479
Fair value of prior interests	31
$510

Total consideration for the 2014 acquisitions included cash payments of $510 million, net of cash acquired, at closing of the transaction.

In addition, prior to the acquisition of IoGyn, we had an equity interest in IoGyn and held $8 million of notes receivables. We re-measured our previously held investments to their estimated acquisition-date fair value of $31 million and recorded a gain of $19 million in other, net, in the accompanying condensed consolidated statements of operations during the second quarter of 2014. We measured the fair values of the previously held investments based on the liquidation preferences and priority of the equity interest and debt, including accrued interest.

The following summarizes the aggregate preliminary purchase price allocation for the 2014 acquisition as of September 30, 2014:

Goodwill	$210
Amortizable intangible assets	263
Inventory	23
Property, Plant and Equipment	17
Prepaid Transaction Service Agreement	5
Other net assets	(1)
Deferred income taxes	(7)
$510
We allocated a portion of the preliminary purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$233	10 - 14	14 - 18%
Customer Relationships	29	10	18%
Other intangible assets	1	2	14%
	$263

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
We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, the majority of which is deductible for tax purposes. Goodwill was established due primarily to cost synergies expected to be gained from the integration of the businesses into our existing operations, as well as revenue and cash flow projections associated with future technologies, and has been allocated to our reportable segments based on the relative expected benefit. See Note D - Goodwill and Other Intangible Assets for more information related to goodwill allocated to our reportable segments.

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
We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $4 million and $122 million in the third quarter of 2014 and first nine months of 2014, respectively. We recorded a net expenses related to the change in fair value of our contingent consideration liabilities of $23 million during the third quarter of 2013 and a net benefit of $18 million during the first nine months of 2013. We made no contingent consideration payments in the third quarter of 2014, $15 million in the first nine months of 2014 and we paid $100 million and $115 million during the third quarter and first nine months of 2013.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2013	$(501)
Amounts recorded related to new acquisitions	(3)
Other amounts recorded related to prior acquisitions	4
Net fair value adjustments	122
Payments made	15
Balance as of September 30, 2014	$(363)
As of September 30, 2014, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $2.1 billion.
Contingent consideration liabilities are re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2014	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$62 million	Probability Weighted Discounted Cash Flow	Discount Rate	0.9%-1.4%
			Probability of Payment	60% - 95%
			Projected Year of Payment	2014 - 2015
Revenue-based Payments	$48 million	Discounted Cash Flow	Discount Rate	11.5% - 15%
			Probability of Payment	0% - 100%
			Projected Year of Payment	2014 - 2018
	$253 million	Monte Carlo	Revenue Volatility	11% - 13%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2014-2018

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory-, revenue- or commercialization-based milestones. Projected contingent payment amounts related to research and development, regulatory- and commercialization-based milestones and certain revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn-out period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs in together, or in isolation, may result in a significantly lower or higher fair value measurement.

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
Revenue generated by the Neurovascular business was $1 million in the third quarter of 2014, $4 million in the first nine months of 2014, $2 million in the third quarter of 2013, and $56 million in the first nine months of 2013.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of September 30, 2014 and December 31, 2013 are as follows:

	As of
	September 30, 2014		December 31, 2013
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,407	$(3,607)	$8,272	$(3,342)
Patents	518	(337)	513	(326)
Other intangible assets	874	(519)	845	(479)
	$9,799	$(4,463)	$9,630	$(4,147)
Unamortizable intangible assets
Goodwill	$15,801	$(9,900)	$15,593	$(9,900)
Technology-related	197	—	197	—
	$15,998	$(9,900)	$15,790	$(9,900)

In addition, we had $199 million and $270 million of in-process research and development intangible assets as of September 30, 2014 and December 31, 2013, respectively.
The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2013	$3,252	$294	$2,147	$5,693
Purchase price adjustments	(1)	(3)	(1)	(5)
Goodwill acquired	169	—	44	213
Goodwill written off	—	—	—	—
Other changes in carrying amount*	7	—	(7)	—
Balance as of September 30, 2014	$3,427	$291	$2,183	$5,901

*In the first nine months of 2014, we reallocated $7 million of goodwill between Cardiovascular and MedSurg as a result of the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.

2014 Goodwill Impairment Testing

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

In the second quarter of 2014, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. As a result of the 2014 annual goodwill impairment test, we have identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. As of the date of our annual goodwill impairment test, our global Neuromodulation reporting unit had excess fair value over carrying values of approximately 55 percent and held $1.356 billion of allocated goodwill. As of the date of our annual goodwil impairment test, our global Electrophysiology reporting unit had excess fair value over carrying values of approximately 38 percent and held $292 million of allocated goodwill. Our global Cardiac Rhythm Management (CRM) reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.167 billion globally as of September 30, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.167 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (WACC) rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill or intangible asset impairment charges. For example, as of the date of our annual goodwill impairment test, keeping all other variables constant, an increase in the WACC applied of 100 basis points combined with a 150 basis points decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for both our global Electrophysiology and global Neuromodulation reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

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

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies, product actions, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

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
2013 Charge
Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis as of January 1, 2013, we conducted the first step of the goodwill impairment test for all global reporting units. As of January 1, 2013, the fair value of each global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (Topic 350) and our accounting policies, we tested the global CRM intangible assets and goodwill for impairment and recorded a non-cash goodwill impairment charge of $423 million ($421 million after-tax) to write down the goodwill to its implied fair value as of January 1, 2013 as a result of this analysis. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our 2013 Annual Report filed on Form 10-K for details on the 2013 goodwill impairment charge.
The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2013	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of September 30, 2014	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

On a quarterly basis, we monitor for events or other potential indicators of an impairment that would warrant an interim impairment test of our intangible assets. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our 2013 Annual Report on Form 10-K for a discussion of future events that would have a negative impact on the recoverability of our $4.167 billion of CRM-related amortizable intangible assets. Our CRM-related amortizable intangible assets are at higher risk of potential failure of the first step of the amortizable intangible asset recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangible assets carrying value would likely occur if the second step of the amortizable intangible asset test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of our 2013 Annual Report on Form 10-K for a discussion of key assumptions used in our testing.

2014 Charges

During the third quarter of 2014, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets. Indefinite-lived intangible assets are tested for impairment on an annual basis during the third quarter of each year, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2013 Annual Report on Form 10-K. Based on the results of our annual test, we recorded total impairment charges of $4 million to write-down the balances of certain in-process projects to their fair value. In addition, as a result of revised estimates in conjunction with our annual operating plan, we performed an interim impairment test of core technology associated with certain of our acquisitions, and recorded an impairment charge of $8 million, for a total of $12 million of impairment charges in the third quarter of 2014.

During the second quarter of 2014, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects and core technology associated with certain of our acquisitions. Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded pre-tax impairment charges of $110 million in the second quarter of 2014. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, and the resulting amount of future revenue and cash flows associated with the technology acquired from Vessix Vascular Inc. (Vessix), we recorded impairment charges of $67 million related to technology intangible assets during the second quarter of 2014. In addition, in the second quarter of 2014, due to revised expectations and timing as a result of the announcement of a third FDA Circulatory System Devices Panel, we recorded impairment charges of $35 million related to the in-process research and development intangible assets acquired from Atritech, Inc. (Atritech). We also recorded an additional $8 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

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

2013 Charges

During the second quarter of 2013, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analysis, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million in the second quarter of 2013 to write-down the balance of these intangible assets to their fair value. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

We recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations.

The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
In-Process R&D	September 30, 2014	$16 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
In-Process R&D	June 30, 2014	$83 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
Core Technology	June 30, 2014	$8 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	March 31, 2014	$6 million	Income Approach - Excess Earnings Method	Discount Rate	20%
Core Technology	March 31, 2014	$64 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	June 30, 2013	$178 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of September 30, 2014 and December 31, 2013 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.442 billion as of September 30, 2014 and $2.564 billion as of December 31, 2013.
We recognized net gains of $25 million in earnings on our cash flow hedges during the third quarter of 2014 and $68 million for the first nine months of 2014, as compared to net gains of $15 million during the third quarter of 2013 and $15 million for the first nine months of 2013. All currency cash flow hedges outstanding as of September 30, 2014 mature within 36 months. As of September 30, 2014, $169 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $139 million as of December 31, 2013. As of September 30, 2014, $99 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.479 billion as of September 30, 2014 and $1.952 billion as of December 31, 2013.
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
In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges, and had $450 million outstanding as of September 30, 2014. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged fixed-rate debt. During the third quarter of 2014 we recognized, in interest expense, a $1 million gain on our hedged debt and a $1 million loss on the related interest rate derivative contract. During the first nine months of 2014 we recognized, in interest expense, a $17 million loss on our hedged debt and a $17 million gain on the related interest rate derivative contract.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $47 million as of September 30, 2014 and $54 million as of December 31, 2013, and unamortized losses of $2 million as of September 30, 2014 and $2 million as of December 31, 2013, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $2 million as of September 30, 2014 and $3 million as of December 31, 2013. We recorded approximately $2 million during the third quarter of 2014 and $7 million during the first nine months of 2014 as a reduction to interest expense, resulting from the amortization of previously terminated interest rate derivative contracts. As of September 30, 2014, $9 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our previously terminated interest rate derivative contracts.

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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the third quarter and first nine months of 2014 and 2013 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended September 30, 2014
Currency hedge contracts	$156	$25	Cost of products sold
	$156	$25
Three Months Ended September 30, 2013
Currency hedge contracts	$(45)	$15	Cost of products sold
	$(45)	$15
Nine Months Ended September 30, 2014
Currency hedge contracts	$115	$68	Cost of products sold
	$115	$68
Nine Months Ended September 30, 2013
Currency hedge contracts	$144	$15	Cost of products sold
	$144	$15

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
Gain (loss) on currency hedge contracts	Other, net	$40	$12	$20	$66
Gain (loss) on foreign currency transaction exposures	Other, net	(45)	(15)	(31)	(72)
Net foreign currency gain (loss)	Other, net	$(5)	$(3)	$(11)	$(6)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value

Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2014, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of September 30, 2014 and December 31, 2013:

		As of
		September 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2014	2013
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$143	$117
Currency hedge contracts	Other long-term assets	112	120
Interest rate contracts	Prepaid and other current assets	7	1
Interest rate contracts	Other long-term assets	10	—
		272	238
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	70	27
Total Derivative Assets		$342	$265

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$2	$13
Currency hedge contracts	Other long-term liabilities	2	19
Interest rate contracts	Other long-term liabilities	—	8
		4	40
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	29	23
Total Derivative Liabilities		$33	$63

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014				As of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$29	$—	$—	$29	$38	$—	$—	$38
Currency hedge contracts	—	325	—	325	—	264	—	264
Interest rate contracts	—	17	—	17	—	1	—	1
	$29	$342	$—	$371	$38	$265	$—	$303
Liabilities
Currency hedge contracts	$—	$33	$—	$33	$—	$55	$—	$55
Accrued contingent consideration	—	—	363	363	—	—	501	501
Interest rate contracts	—	—	—	—	—	8	—	8
	$—	$33	$363	$396	$—	$63	$501	$564
Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $29 million invested in money market and government funds as of September 30, 2014, we had $48 million in short-term time deposits and $169 million in interest bearing and non-interest bearing bank accounts. In addition to $38 million invested in money market and government funds as of December 31, 2013, we had $31 million in short-term deposits and $148 million in interest bearing and non-interest bearing bank accounts.
Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B - Acquisitions in this Quarterly Report on Form 10-Q, for a discussion of the changes in the fair value of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $25 million as of September 30, 2014 and $20 million as of December 31, 2013.
During the third quarter of 2014, we recorded $2 million of losses to write down certain investments to their fair values. These adjustments fell within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. During the third quarter of 2013, we recorded $4 million of losses to write down certain investments to their fair values. These adjustments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value.
During the first nine months of 2014, we recorded $177 million of losses to adjust our intangible asset balances to their fair value. During the first nine months of 2013, we recorded $476 million of losses, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets in this Quarterly Report on Form 10-Q, for further information related to these charges and significant unobservable inputs (Level 3).
The fair value of our outstanding debt obligations was $4.657 billion as of September 30, 2014 and $4.602 billion as of December 31, 2013, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements in this Quarterly Report on Form 10-Q, for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.252 billion as of September 30, 2014 and $4.240 billion as of December 31, 2013. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2014 is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior notes	$—	$400	$600	$250	$600	$1,950	$3,800
Term loan	—	—	80	80	240	—	400
	$—	$400	$680	$330	$840	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of September 30, 2014). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of September 30, 2014). There were no amounts borrowed under our revolving credit facility as of September 30, 2014 or December 31, 2013.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2014
Maximum leverage ratio (1)	3.5 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	7.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2014, we had $164 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of September 30, 2014, we had $2.130 billion of the combined legal and debt exclusion remaining. As of and through September 30, 2014, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Term Loan
We had $400 million outstanding under an unsecured term loan facility as of September 30, 2014 and December 31, 2013. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of September 30, 2014 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of September 30, 2014 is 7.9 times.

Senior Notes
We had senior notes outstanding of $3.800 billion as of September 30, 2014 and December 31, 2013. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of September 30, 2014 is 2.5 times. We had no borrowings outstanding under this facility as of September 30, 2014 and December 31, 2013.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $285 million as of September 30, 2014. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $135 million of receivables as of September 30, 2014 at an average interest rate of 2.9 percent, and $146 million as of December 31, 2013 at an average interest rate of 3.3 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. During the first nine months of 2014, we received cash payments of approximately $80 million related to a government-funded settlement of long outstanding receivables in Spain. As of September 30, 2014, our net receivables in these countries greater than 180 days past due totaled $31 million, of which $13 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $191 million as of September 30, 2014). We de-recognized $147 million of notes receivable as of September 30, 2014 at an average interest rate of 1.8 percent and $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of September 30, 2014 and December 31, 2013, we had outstanding letters of credit of $78 million, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2014 and December 31, 2013, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2014 or December 31, 2013. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

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

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $175 million to $225 million, and approximately $160 million to $210 million of these charges is estimated to result in cash outlays, of which we have made payments of $61 million to date. We have recorded related costs of $95 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

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
The 2011 Restructuring plan, including the Expansion, is estimated to result in total pre-tax charges of approximately $289 million to $292 million, and approximately $287 million to $291 million of these charges is estimated to result in cash outlays, of which we have made payments of $287 million to date. We have recorded related costs of $288 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
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

Plant Network Optimization Program
In January 2009, our Board of Directors approved, and we committed to, a PNO program, intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program was intended to improve our overall gross profit margins. Activities under the PNO program were initiated in the first quarter of 2009 and were substantially completed during 2012.
The PNO program resulted in total pre-tax charges of $126 million, and resulted in cash outlays of $103 million. We recorded a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our unaudited condensed consolidated statements of operations.
The following provides a summary of our costs associated with the PNO program by major type of cost:

Type of cost	Total amount incurred
Restructuring charges:
Termination benefits	$30 million

Restructuring-related expenses:
Accelerated depreciation	$22 million
Transfer costs (1)	$74 million
$126 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $2 million in the third quarter of 2014, $19 million in the third quarter of 2013, $37 million in the first nine months of 2014, and $55 million in the first nine months of 2013. During the first nine months of 2013, our restructuring charges were partially offset by a $19 million gain recognized on the sale of our Natick, Massachusetts headquarters. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the third quarter of 2014, $7 million in the third quarter of 2013, $33 million in the first nine months of 2014, and $16 million in the first nine months of 2013.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended September 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$—	$—	$—	$—	$2	$2
Restructuring-related expenses:
Cost of products sold	—	—	9	—	—	9
Selling, general and administrative expenses	—	1	—	—	5	6
	—	1	9	—	5	15
	$—	$1	$9	$—	$7	$17

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$(1)	$1	$9	$—	$7	$16
2011 Restructuring plan (including the Expansion)	1	—	—	—	—	1
	$—	$1	$9	$—	$7	$17

Three Months Ended September 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
Restructuring charges	$5	$—	$—	$—	$14	$19
Restructuring-related expenses:
Selling, general and administrative expenses	—	1	—	—	6	7
	—	1	—	—	6	7
	$5	$1	$—	$—	$20	$26

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
2011 Restructuring plan (including the Expansion)	$5	$1	$—	$—	$20	$26
	$5	$1	$—	$—	$20	$26

Nine Months Ended September 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$19	$—	$—	$—	$18	$37
Restructuring-related expenses:
Cost of products sold	—	—	15	—	—	15
Selling, general and administrative expenses	—	3	—	—	15	18
	—	3	15	—	15	33
	$19	$3	$15	$—	$33	$70

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$18	$3	$15	$—	$30	$66
2011 Restructuring plan (including the Expansion)	1	—	—	—	3	4
	$19	$3	$15	$—	$33	$70

Nine Months Ended September 30, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
Restructuring charges	$26	$—	$—	$(16)	$45	$55
Restructuring-related expenses:
Selling, general and administrative expenses	—	2	—	—	14	16
	—	2	—	—	14	16
	$26	$2	$—	$(16)	$59	$71

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposals	Other	Total
2011 Restructuring plan (including the Expansion)	$30	$2	$—	$(16)	$59	$75
Plant Network Optimization program	(4)	—	—	—	—	(4)
	$26	$2	$—	$(16)	$59	$71

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

As of September 30, 2014, we have incurred cumulative restructuring charges related to our 2014 Restructuring plan, 2011 Restructuring plan (including the Expansion), and PNO program of $341 million and restructuring-related costs of $168 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Plant Network Optimization program	Total
Termination benefits	$47	$137	$30	$214
Fixed asset write-offs	—	(1)	—	(1)
Other	15	113	—	128
Total restructuring charges	62	249	30	341
Accelerated depreciation	3	5	22	30
Transfer costs	15	—	74	89
Other	15	34	—	49
Restructuring-related expenses	33	39	96	168
	$95	$288	$126	$509

We made cash payments of $27 million in the third quarter of 2014 and $80 million in the first nine months of 2014 associated with restructuring initiatives pursuant to these plans, and as of September 30, 2014, we had made total cash payments of $451 million related to our 2014 Restructuring plan, 2011 Restructuring plan (including the Expansion), and PNO program since committing to each plan. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Plant Network Optimization program	Total
Three Months Ended September 30, 2014
Termination benefits	$7	$2	$—	$9
Transfer costs	9	—	—	9
Other	7	2	—	9
	$23	$4	$—	$27

Nine Months Ended September 30, 2014
Termination benefits	$19	$9	$—	$28
Transfer costs	15	—	—	15
Other	27	10	—	37
	$61	$19	$—	$80

Program to Date
Termination benefits	$19	$133	$30	$182
Transfer costs	15	—	73	88
Other	27	154	—	181
	$61	$287	$103	$451

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion), which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Accrued as of December 31, 2013	$29	$12	$41
Charges (credits)	18	1	19
Cash payments	(19)	(9)	(28)
Accrued as of September 30, 2014	$28	$4	$32

In addition to our accrual for termination benefits, we had a $3 million liability as of September 30, 2014 and an $8 million liability as of December 31, 2013 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	September 30, 2014	December 31, 2013
Accounts receivable	$1,346	$1,419
Less: allowance for doubtful accounts	(75)	(81)
Less: allowance for sales returns	(38)	(31)
	$1,233	$1,307
The following is a rollforward of our allowance for doubtful accounts for the third quarter and first nine months of 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
Beginning balance	$80	$84	$81	$88
Charges to expenses	—	2	4	7
Utilization of allowances	(5)	(1)	(10)	(10)
Ending balance	$75	$85	$75	$85
Inventories

	As of
(in millions)	September 30, 2014	December 31, 2013
Finished goods	$666	$598
Work-in-process	118	90
Raw materials	205	209
	$989	$897

Property, plant and equipment, net

	As of
(in millions)	September 30, 2014	December 31, 2013
Land	$80	$81
Buildings and improvements	942	917
Equipment, furniture and fixtures	2,580	2,461
Capital in progress	186	211
	3,788	3,670
Less: accumulated depreciation	2,266	2,124
	$1,522	$1,546
Depreciation expense was $71 million for the third quarter of 2014, $72 million for the third quarter of 2013, $205 million for the first nine months of 2014, and $199 million for the first nine months of 2013.
Accrued expenses

	As of
(in millions)	September 30, 2014	December 31, 2013
Payroll and related liabilities	$449	$488
Accrued contingent consideration	178	148
Legal reserves	75	84
Other	586	628
	$1,288	$1,348
Other long-term liabilities

	As of
(in millions)	September 30, 2014	December 31, 2013
Accrued income taxes	$1,260	$1,283
Legal reserves	870	523
Accrued contingent consideration	185	353
Other long-term liabilities	409	410
	$2,724	$2,569

Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability as of September 30, 2014 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first nine months of 2014 and 2013 consisted of the following (in millions):

	Nine Months Ended September 30,
	2014	2013
Beginning Balance	$28	$26
Provision	6	11
Settlements/reversals	(9)	(9)
Ending Balance	$25	$28

NOTE I – INCOME TAXES
Our effective tax rates from continuing operations for the three months ended September 30, 2014 and September 30, 2013, were negative 1,343.2 percent and 87.6 percent, respectively. For the first nine months of 2014 and 2013 our effective tax rates from continuing operations were negative 296.0 percent and 18.9 percent, respectively. The change in our reported tax rate for the third quarter and first nine months of 2014, as compared to the same periods in 2013, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including debt extinguishment charges, goodwill and intangible asset impairment charges, acquisition- and divestiture-related items, and litigation- and restructuring-related items. In addition, the reported tax rate in the third quarter of 2013 was affected favorably by discrete tax items, primarily related to re-measurement of uncertain tax positions, while the first nine months of 2013 was favorably affected by discrete tax items primarily related to the reinstatement of tax legislation that was retroactively applied, offset in part by the resolution of the uncertain tax positions related to audit settlements and findings.
As of September 30, 2014, we had $1.043 billion of gross unrecognized tax benefits, of which a net $933 million, if recognized, would affect our effective tax rate. As of December 31, 2013, we had $1.069 billion of gross unrecognized tax benefits, of which a net $939 million, if recognized, would affect our effective tax rate.
During the first quarter of 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of September 30, 2014. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. During the nine months ended September 30, 2014, there were no other material changes to significant unresolved matters with the IRS or foreign tax authorities from what we disclosed in our 2013 Annual Report on Form 10-K.
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $445 million accrued for gross interest and penalties as of September 30, 2014 and $402 million as of December 31, 2013. The increase in gross interest and penalties was $43 million, recognized in our unaudited condensed consolidated statements of operations. We recognized net tax expense related to interest and penalties of $9 million during the third quarter of 2014, $9 million during the third quarter of 2013, $28 million in the first nine months of 2014, and $28 million in the first nine months of 2013.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $9 million.

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

Our accrual for legal matters that are probable and estimable was $945 million as of September 30, 2014 and $607 million as of December 31, 2013, and includes estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to $399 million of litigation-related charges during the first nine months of 2014. During the first nine months of 2013 we recorded $206 million of litigation-related charges. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2013 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On April 18, 2014, the case was stayed pending consideration of an interlocutory appeal. September 16, 2014, the Court of Appeals for the Federal Circuit denied our request for an interlocutory appeal.
On August 2, 2013, Medtronic Ardian Luxembourg S.a.r.l. filed a complaint against Boston Scientific Corporation and Boston Scientific Medizintechnik, GmbH in the Düsseldorf District Court in Germany alleging that the sale of our Vessix renal denervation product infringes a German patent owned by Medtronic Ardian. A hearing is scheduled for January 15, 2015.
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
On September 22, 2014, The Board of Trustees for the University of Alabama filed a complaint in the United States District Court for the Northern District of Alabama alleging that the sale of our cardiac resynchronization therapy devices infringe a patent owned by the University of Alabama.
On October 14, 2014, MK Optics, LLC filed a complaint in the United States District Court for the District of Delaware alleging that the sale of our Spyglass Direct Visualization System infringes a patent owned by MK Optics.
Product Liability Litigation

Fewer than ten individual lawsuits remain pending in various state and federal jurisdictions against Guidant Corporation (Guidant) alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. Further, we are aware of approximately 30 Guidant product liability lawsuits pending in international jurisdictions associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of these suits are pending in Canada and were filed as class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims. In each case, these matters generally seek monetary damages from us. The parties in the defibrillator class action have reached an agreement in principle to settle the matter for approximately $3 million. The presiding judge approved the settlement at a hearing on March 24, 2014. We paid the initial required payments during the second quarter of 2014 and funded the publication of the settlement notice during the third quarter of 2014.

As of November 4, 2014, there were over 24,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse pending against us. The cases are pending in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of three putative class actions, and fewer than 10 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 2,500 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. We intend to vigorously contest the cases and claims asserted against us; however, the final resolution is uncertain and could have a material impact on our results of operations, financial condition and/

or liquidity. Initial trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us.  We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. On February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds. On September 18, 2014, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision to dismiss the complaint with prejudice. On October 2, 2014, the plaintiff filed a petition for rehearing en banc.
On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corp. in the U.S. District Court for the District of New Jersey on March 2, 2011. On August 8, 2012, we learned that the federal government had previously declined to intervene in this matter. The relators’ complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corp. violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events, and promotion of off-label uses. On September 10, 2012, the relators filed an amended complaint revising and restating certain of the claims in the original complaint. Our motion to dismiss, filed subsequently, was denied on May 31, 2013, and on June 28, 2013, we answered the amended complaint and brought certain counterclaims arising from relators’ unauthorized removal of documents from the business during their employments, which the relators moved to dismiss on July 22, 2013. The Court denied relators’ motion to dismiss the counterclaims on September 4, 2014.
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

On October 5, 2007, Dr. Tassilo Bonzel filed a complaint against Pfizer, Inc. and our Schneider subsidiaries and us in the District Court in Kassel, Germany alleging that a 1995 license agreement related to a catheter patent is invalid under German law and seeking monetary damages. In June 2009, the District Court dismissed all but one of Dr. Bonzel's claims and in October 2009, he added new claims. We opposed the addition of the new claims. The District Court ordered Dr. Bonzel to select the claims he would pursue and in January 2011, he made that selection. A hearing was held on March 28, 2014 and a decision was made to take evidence at a hearing to be set at a later date.
On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. On June 5, 2014, the District Court granted Mirowski’s motion to remand the case to the Montgomery County Circuit Court. On September 24, 2014, following a jury verdict against us, the Montgomery County Circuit Court entered a judgment that we breached our license agreement with Mirowski and awarded damages of $308 million. On October 28, 2014, the Montgomery County Circuit Court denied our post-trial motions seeking to overturn the judgment. We plan to seek to overturn the judgment through the appeals process.

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
On May 16, 2013, Vascular Solutions, Inc. filed suit against us, alleging that our Guidezilla™ guide extension catheter infringes three U.S. patents owned by Vascular Solutions. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On May 28, 2013, Vascular Solutions filed an amended complaint adding an allegation of copyright infringement. On June 10, 2013, Vascular Solutions filed a motion requesting a preliminary injunction. On July 11, 2013, we answered the amended complaint and filed a counterclaim against Vascular Solutions, alleging that its Guideliner™ guide extension catheter infringes a U.S. patent owned by us. On December 12, 2013, the District Court granted the motion for a preliminary injunction and on December 26, 2013, we filed an appeal. On April 15, 2014, the Court of Appeals for the Federal Circuit vacated the preliminary injunction. On July 30, 2014, we and Vascular Solutions entered into a confidential settlement agreement and the case was subsequently dismissed.
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

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2014	2013		2014	2013
Weighted average shares outstanding - basic	1,325.5	1,340.3		1,323.5	1,345.2
Net effect of common stock equivalents	22.1	—	*	23.8	—	*
Weighted average shares outstanding - assuming dilution	1,347.6	1,340.3		1,347.3	1,345.2

* We generated net losses in the third quarter and first nine months of 2013. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 23.6 million for the third quarter of 2013 and 17.2 million for the first nine months of 2013 due to our net loss position in these periods.
Weighted average shares outstanding, assuming dilution, excludes the impact of 13 million stock options for the third quarter of 2014, 18 million stock options for the third quarter of 2013, 13 million stock options for the first nine months of 2014, and 18 million stock options for the first nine months of 2013, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.

We issued approximately two million shares of our common stock in the third quarter of 2014, six million shares of our common stock in the third quarter of 2013, 13 million shares of our common stock in the first nine months of 2014, and 16 million shares of our common stock in the first nine months of 2013, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We did not repurchase any shares of our common stock during the third quarter of 2014. We repurchased seven million shares of our common stock during the third quarter of 2013 for approximately $75 million, 10 million shares of our common stock during the first nine months of 2014 for approximately $125 million, and 32 million shares of our common stock during the first nine months of 2013 for approximately $275 million, pursuant to our authorized repurchase programs as discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2013 Annual Report filed on Form 10-K.

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
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and corporate expenses, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restated segment information for the prior period based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuation. In addition, we realigned certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014, which did not have a material impact on the restated information. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2014	2013	2014	2013
		(restated)		(restated)
Net sales
Interventional Cardiology	$514	$474	$1,543	$1,493
Peripheral Interventions	217	200	631	597
Cardiovascular	731	674	2,174	2,090

Cardiac Rhythm Management	482	465	1,441	1,416
Electrophysiology	54	35	167	105
Rhythm Management	536	500	1,608	1,521

Endoscopy	340	319	990	939
Urology and Women's Health	138	131	397	372
Neuromodulation	115	116	338	316
MedSurg	593	566	1,725	1,627
Net sales allocated to reportable segments	1,860	1,740	5,507	5,238
Sales generated from divested businesses	1	2	4	57
Impact of foreign currency fluctuations	(15)	(7)	(18)	10
	$1,846	$1,735	$5,493	$5,305

Income (loss) before income taxes
Cardiovascular	$201	$175	$565	$515
Rhythm Management	76	63	209	176
MedSurg	192	176	535	487
Operating income allocated to reportable segments	469	414	1,309	1,178
Corporate expenses and currency exchange	(90)	(78)	(205)	(168)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, and litigation related charges or credits	(206)	(132)	(586)	(711)
Amortization expense	(109)	(101)	(327)	(305)
Operating income (loss)	64	103	191	(6)
Other expense, net	(61)	(143)	(146)	(276)
Income (loss) before income taxes	$3	$(40)	$45	$(282)

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and nine months ended September 30, 2014 and September 30, 2013. Amounts in the chart below are presented net of tax.

Three Months Ended September 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of June 30, 2014	$(24)	$86	$(20)	$42
Other comprehensive income (loss) before reclassifications	(15)	99	—	84
Amounts reclassified from accumulated other comprehensive income	—	(16)	—	(16)
Net current-period other comprehensive income	(15)	83	—	68
Balance as of September 30, 2014	$(39)	$169	$(20)	$110

Three Months Ended September 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of June 30, 2013	$(28)	$153	$(41)	$84
Other comprehensive income (loss) before reclassifications	10	(29)	—	(19)
Amounts reclassified from accumulated other comprehensive income	—	(9)	—	(9)
Net current-period other comprehensive income	10	(38)	—	(28)
Balance as of September 30, 2013	$(18)	$115	$(41)	$56

Nine Months Ended September 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2013	$(16)	$141	$(19)	$106
Other comprehensive income (loss) before reclassifications	(23)	72	(1)	48
Amounts reclassified from accumulated other comprehensive income	—	(44)	—	(44)
Net current-period other comprehensive income	(23)	28	(1)	4
Balance as of September 30, 2014	$(39)	$169	$(20)	$110

Nine Months Ended September 30, 2013
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2012	$(26)	$34	$(41)	$(33)
Other comprehensive income (loss) before reclassifications	8	91	—	99
Amounts reclassified from accumulated other comprehensive income	—	(10)	—	(10)
Net current-period other comprehensive income	8	81	—	89
Balance as of September 30, 2013	$(18)	$115	$(41)	$56
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was a expense of $57 million in the third quarter of 2014, a benefit of $16 million in the third quarter of 2013, an expense of $42 million in the first nine months of 2014, and an expense of $53 million in the first nine months of 2013. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $9 million in the third quarter of 2014, $6 million in the third quarter of 2013, $25 million in the first nine months of 2014, and there was $5 million impact in the first nine months of 2013,. Refer to Note E – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

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

ASC Update No. 2014-13
In August 2014, the FASB issued ASC Update No. 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity. The fair value of the financial assets of a collateralized financing entity, as determined under GAAP, may differ from the fair value of its financial liabilities even when the financial liabilities have recourse only to the financial assets. Update 2014-13 provides an alternative to Topic 820 for measuring the financial assets and the financial liabilities of a consolidated collateralized financing entity to eliminate that difference. When the measurement alternative is not elected for a consolidated collateralized financing entity within the scope of this Update, the amendments clarify that (1) the fair value of the financial assets and the fair value of the financial liabilities of the consolidated collateralized financing entity should be measured using the requirements of Topic 820 and (2) any differences in the fair value of the financial assets and the fair value of the financial liabilities of that consolidated collateralized financing entity should be reflected in earnings and attributed to the reporting entity in the consolidated statement of income (loss). The amendments to Update 2014-13 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. The adoption of Update No. 2014-12 is not expected to have a material impact on our financial position or results of operations.
ASC Update No. 2014-15
In August 2014, the FASB issued ASC Update No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). Update 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entities ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Update 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update No. 2014-15 is not expected to have an impact on our financial position or results of operations.

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
Financial Summary
Three Months Ended September 30, 2014
Our net sales for the third quarter of 2014 were $1.846 billion, as compared to net sales of $1.735 billion for the third quarter of 2013, an increase of $111 million, or six percent. Excluding the impact of changes in foreign currency exchange rates, which had an $8 million negative impact on our third quarter 2014 net sales as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $1 million, our net sales increased $120 million, or seven percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net income for the third quarter of 2014 was $43 million, or $0.03 per share. Our reported results for the third quarter of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net charges, litigation-related net charges, restructuring and restructuring-related charges, and amortization expense totaling $230 million (after-tax), or $0.17 per share. Excluding these items, net income for the third quarter of 2014 was $273 million, or $0.20 per share.1 Our reported net loss for the third quarter of 2013 was $5 million, or $0.00 per share. Our reported results for the third quarter of 2013 included acquisition and divestiture-, restructuring and litigation-related charges, debt extinguishment charges, and amortization expense totaling $235 million (after-tax), or $0.17 per share. Excluding these items, net income for the third quarter of 2013 was $230 million, or $0.17 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended September 30, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$3	$40	$43	$0.03
Non-GAAP adjustments:
Intangible asset impairment charges	12	(2)	10	0.01
Acquisition- and divestiture-related net charges	38	(15)	23	0.02
Restructuring and restructuring-related net charges	17	(3)	14	0.01
Litigation-related net charges	139	(50)	89	0.06
Amortization expense	109	(15)	94	0.07
Adjusted net income	$318	$(45)	$273	$0.20

	Three Months Ended September 30, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(40)	$35	$(5)	$(0.00)
Non-GAAP adjustments:
Acquisition- and divestiture-related net charges	30	(2)	28	0.02	*
Restructuring and restructuring-related net charges	26	(8)	18	0.01	*
Litigation-related net charges	76	(19)	57	0.04	*
Debt extinguishment charges	70	(26)	44	0.03	*
Amortization expense	101	(13)	88	0.07	*
Adjusted net income	$263	$(33)	$230	$0.17

*Assume dilution of 23.6 million shares for the three months ended September 30, 2013 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $346 million in the third quarter of 2014, as compared to $250 million in the third quarter of 2013. As of September 30, 2014, we had total debt of $4.252 billion, cash and cash equivalents of $246 million and working capital of $1.355 billion. Refer to Liquidity and Capital Resources for further discussion.
Nine Months Ended September 30, 2014

Our net sales for the first nine months of 2014 were $5.493 billion, as compared to net sales of $5.305 billion for the first nine months of 2013, an increase of $188 million, or four percent. Excluding the impact of changes in foreign currency exchange rates, which had a $28 million negative impact on our net sales for the nine months ended September 30, 2014 as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $53 million, our net sales increased $269 million, or five percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net income for the first nine months of 2014 was $180 million, or $0.13 per share. Our reported results for the first nine months of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net credits, litigation-related net charges, restructuring and restructuring-related charges, and amortization expense totaling $646 million (after-tax), or $0.48 per share. Excluding these items, net income for the first nine months of 2014 was $826 million, or $0.61 per share.1 Our reported net loss for the first nine months of 2013 was $229 million or $0.17 per share, driven primarily by a goodwill impairment charge related to our global Cardiac Rhythm Management (CRM) business unit. Our reported results for the first nine months of 2013 included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring and restructuring-related and litigation-related net charges, debt extinguishment charges, and amortization expense totaling $930 million (after-tax), or $0.68 per share. Excluding these items, net income for the first nine months of 2013 was $701 million, or $0.51 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.
The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Nine Months Ended September 30, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$45	$135	$180	$0.13
Non-GAAP adjustments:
Intangible asset impairment charges	177	(27)	150	0.11
Acquisition- and divestiture-related net credits	(80)	(16)	(96)	(0.07)
Restructuring and restructuring-related net charges	70	(16)	54	0.04
Litigation-related net charges	399	(149)	250	0.19
Amortization expense	327	(39)	288	0.21
Adjusted net income	$938	$(112)	$826	$0.61

	Nine Months Ended September 30, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(282)	$53	$(229)	$(0.17)
Non-GAAP adjustments:
Goodwill impairment charge	423	(2)	421	0.31	*
Intangible asset impairment charges	53	(8)	45	0.03	*
Acquisition- and divestiture-related net credits	(42)	9	(33)	(0.03)	*
Restructuring and restructuring-related net charges	71	(20)	51	0.04	*
Litigation-related net charges	206	(67)	139	0.10	*
Debt extinguishment charges	70	(26)	44	0.03	*
Amortization expense	305	(42)	263	0.20	*
Adjusted net income	$804	$(103)	$701	$0.51

*Assumes dilution of 17.2 million shares for the nine months ended September 30, 2013 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $829 million in the first nine months of 2014, as compared to $835 million in the first nine months of 2013. During the first nine months of 2014, we used $125 million of cash generated from operations to repurchase approximately 10 million shares of our common stock.

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

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2014	2013
		(restated)
Interventional Cardiology	$508	$472	8%	8%
Peripheral Interventions	215	200	8%	9%
Cardiovascular	723	672	8%	8%

Cardiac Rhythm Management	480	464	3%	4%
Electrophysiology	54	34	57%	57%
Rhythm Management	534	498	7%	7%

Endoscopy	336	317	6%	7%
Urology and Women’s Health	137	131	5%	5%
Neuromodulation	115	115	0%	0%
MedSurg	588	563	4%	5%

Subtotal Core Businesses	1,845	1,733	6%	7%
Divested Businesses	1	2	(16)%	(16)%
Worldwide	$1,846	$1,735	6%	6%

We restated segment information for the prior period to reflect the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2014	2013
		(restated)
Interventional Cardiology	$1,533	$1,497	2%	3%
Peripheral Interventions	629	600	5%	6%
Cardiovascular	2,162	2,097	3%	4%

Cardiac Rhythm Management	1,443	1,417	2%	2%
Electrophysiology	168	105	60%	59%
Rhythm Management	1,611	1,522	6%	6%

Endoscopy	983	941	4%	5%
Urology and Women’s Health	395	373	6%	7%
Neuromodulation	338	315	7%	8%
MedSurg	1,716	1,629	5%	6%

Subtotal Core Businesses	5,489	5,248	5%	5%
Divested Businesses	4	57	(92)%	(92)%
Worldwide	$5,493	$5,305	4%	4%

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

Our worldwide net sales of Interventional Cardiology products were $508 million in the third quarter of 2014, or approximately 28 percent of our consolidated net sales in the third quarter of 2014. Our worldwide net sales of Interventional Cardiology products increased $36 million, or eight percent, in the third quarter of 2014, as compared to the same period in 2013. Excluding the impact of changes in foreign currency exchange rates, which had a $4 million negative impact on our Interventional Cardiology net sales in the third quarter of 2014, as compared to the same period in the prior year, net sales of these products increased $40 million, or eight percent. This increase was primarily related to sales of our Promus PREMIER™ Stent System in the U.S. and Japan, our structural heart products in international markets, including the Lotus™ transcatheter aortic valve replacement system and the WATCHMAN® left atrial appendage closure device, along with operational growth in our other cardiology product lines, including our OptiCross™ Coronary Imaging Catheter, iLab® Intravascular Ultrasound Imaging System, and Polaris® Imaging System. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. In April 2013, we completed enrollment in the REPRISE II clinical trial to evaluate the safety and performance of the Lotus™ Valve System. In October 2013, we received CE Mark approval and launched the Lotus™ Valve System in Europe. In September 2014, we initiated the REPRISE III clinical trial with first patient enrollment. The initiation of the REPRISE III clinical trial marks the beginning of the process required to support U.S. Food and Drug Administration (FDA) premarket approval. The WATCHMAN® left atrial appendage closure technology is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE Mark and other international countries. In the U.S., we completed the 18 month follow-up PREVAIL trial and final five year follow-up in the PROTECT AF trial to evaluate the safety and efficacy of the WATCHMAN® device in patients with nonvalvular atrial fibrillation versus long-term warfarin therapy and are working towards FDA approval of the device. During the second quarter of 2014, we were informed by the FDA that another Circulatory System Devices Panel would be convened. On October 8, 2014 the FDA Circulatory Device Panel of the Medical Devices Advisory Committee (the Panel) voted favorably (six yes to five no, with one abstention) that the benefits of the WATCHMAN® device outweigh the risks. The Panel also voted favorably (12 yes to zero no) on the reasonable assurance of safety while voting unfavorably (six yes to seven no, Chairman vote as tie-breaker) on the question of reasonable assurance of effectiveness. We are committed to working with FDA to address the Panel’s comments and recommendations. We estimate FDA approval of this technology in the first half of 2015. In the second quarter of 2014, we revised expectations and timing for the U.S. launch of our WATCHMAN® device and wrote-down the related in-process research and development intangible assets. Refer to Intangible Asset Impairment Charges for further details.
Our coronary stent system sales represent a significant portion of our Interventional Cardiology net sales. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2014			September 30, 2013
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$120	$166	$286	$106	$156	$262
Bare-metal	5	7	12	5	10	15
	$125	$173	$298	$111	$166	$277
Our worldwide net sales of coronary stent systems increased $21 million, or eight percent, in the third quarter of 2014, as compared to the same period in 2013. Excluding the impact of changes in foreign currency exchange rates, which had a $3 million negative impact on our coronary stent system net sales in the third quarter of 2014, compared to the same period in the prior year, net sales of these products increased $24 million, or nine percent. This increase was primarily related to market share gains due to the ongoing worldwide roll-out of our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System and increases in market-wide procedural volumes partially offset by average selling price declines in the drug-eluting stent (DES) market.
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

Peripheral Interventions (PI)
Our PI product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products were $215 million in the third quarter of 2014, as compared to $200 million in the third quarter of 2013, an increase of $15 million, or eight percent. Excluding the impact of changes in foreign currency exchange rates, which had a $2 million negative impact on our PI net sales in the third quarter of 2014, as compared to the same period in the prior year, net sales of these products increased $17 million, or nine percent. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise, particularly our interventional oncology franchise, as well as revenues from the Interventional Division of Bayer AG (Bayer).
On August 29, 2014, we completed the acquisition of Bayer, for $414 million in cash. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The addition of Bayer's strong commercial organization and innovative technologies supports our strategy to provide a comprehensive portfolio of leading solutions to treat peripheral vascular disease. The transaction includes the leading AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used in an innovative and fast-growing therapy to remove plaque and thrombi from diseased arteries.
During the fourth quarter of 2012, we completed the acquisition of Vessix, a developer of catheter-based renal denervation systems for the treatment of resistant hypertension. Through the acquisition of Vessix, we added a highly differentiated technology to our hypertension strategy and launched this technology in Europe in May 2013. We have seen a slowdown in the resistant hypertension market in Europe following the failure of a competitor's large randomized clinical trial, which was announced during the first quarter of 2014. During the first half of 2014, based on a careful examination of the available data, we determined that additional clinical research was required before we pursue a large, global pivotal trial. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, we reduced our expectations for future revenue and recorded impairment charges related to the Vessix technology intangible assets during the nine months ended September 30, 2014. Refer to Intangible Asset Impairment Charges for further details.
Rhythm Management
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $480 million in the third quarter of 2014 represented approximately 26 percent of our consolidated net sales for the third quarter of 2014. Our worldwide CRM net sales increased $16 million, or three percent, in the third quarter of 2014, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a $1 million negative impact on our third quarter 2014 CRM net sales, as compared to the same period in the prior year, our CRM net sales increased $17 million, or four percent.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2014			September 30, 2013
	U.S.	International	Total	U.S.	International	Total
ICD systems	$222	$126	$348	$212	$118	$330
Pacemaker systems	64	68	132	70	64	134
CRM products	$286	$194	$480	$282	$182	$464
The increase in our worldwide CRM net sales during the third quarter of 2014 as compared to the third quarter of 2013 was principally the result of increases in our denovo ICD market share as a result of our subcutaneous implantable cardioverter defibrillator (S-ICD) technology and our new line of defibrillators; partially offset by lower volumes of replacement procedures and implantable cardiac resynchronization therapy defibrillator (CRT-D) market share losses in certain regions. In February 2014, our European business initiated the full launch of our new X4 line of quadripolar CRT-D systems, including the AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 cardiac resynchronization therapy defibrillators (CRT-Ds), a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. In addition, in April 2014, we received FDA approval for the DYNAGEN™ MINI and INOGEN™ MINI ICDs, the smallest fully-powered standard longevity ICDs on the market, as well as the DYNAGEN™ X4 and INOGEN™ X4 CRT-Ds. These new defibrillators were launched in the U.S. during the second quarter of 2014 and we expect our global roll-out of this new line of defibrillators will continue into 2015.

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

Our worldwide pacemaker system sales declined one percent during the third quarter of 2014 as compared to the third quarter of 2013. Our international pacemaker business grew primarily due to the continued adoption of our INGENIO™ family of pacemakers. This was offset by a decline in the U.S. pacemaker business primarily driven by slight declines in procedural volumes and price erosion. We are encouraged by physician feedback on our next generation Ingevity family of magnetic resonance imaging (MRI) compatible pacing leads in select international markets. Ingevity™ MRI pacing leads are part of the ImageReady™ MR-conditional pacemaker system, which includes VITALIO™ MRI, FORMIO™ MRI, ADVANTIO™ MRI and INGENIO™ MRI pulse generators. When used with the LATITUDE™ NXT Patient Management System, these devices wirelessly monitor patients for conditions such as atrial arrhythmias. We commenced the U.S. Investigational Device Exemption (IDE) trial for the Ingevity™ MRI pacing lead during February 2013.
Electrophysiology
Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance, responsiveness and durability. Our Blazer™ line includes our next generation Blazer™ Prime ablation catheter, and our Blazer™ open-irrigated catheter, launched in select European countries. Worldwide net sales of our Electrophysiology products were $54 million in the third quarter of 2014 as compared to $34 million in the third quarter of 2013, an increase of $20 million, or 57 percent. Excluding the impact of changes in foreign currency exchange rates, which had a $1 million positive impact on our Electrophysiology net sales in the third quarter of 2014, as compared to the same period in the prior year, net sales of these products increased $19 million, or 57 percent. The increase was a result of our acquisition of the electrophysiology business of C.R. Bard Inc. (Bard EP), which we completed on November 1, 2013.

We believe that the acquisition of Bard EP brings a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, and allows us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure. Our third quarter growth in Electrophsiology sales was primarily driven by the November 2013 acquisition of Bard EP as we had no comparable sales in the third quarter of the prior year.
During the fourth quarter of 2012, we completed the acquisition of Rhythmia Medical, Inc. (Rhythmia), a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. During the third quarter of 2014, we initiated our limited launch of the Rhythmia next-generation mapping and navigation solution in both the U.S. and Europe.

We believe that the Rhythmia and Bard EP acquisitions, as well as our other expected product launches, will help to position us to participate more competitively in the growing Electrophysiology market.
MedSurg
Endoscopy
Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $336 million for the third quarter of 2014, as compared to $317 million in the third quarter of 2013, an increase of $19 million, or six percent. Excluding the impact of changes in foreign currency exchange rates, which had a $2 million negative impact on our third quarter 2014 Endoscopy net sales, as compared to the same period in the prior year, our worldwide Endoscopy net sales increased $21 million, or seven percent. The increase in net sales was the result of growth across several of our key product franchises, including our biliary device franchise with continued growth of our ExpectTM Endoscopic Ultrasound Aspiration Needle and our metal stent franchise driven by our WallFlex® product family, and our hemostasis franchise with products such as our Resolution Clip for gastrointestinal bleeding.
Urology and Women’s Health

Our Urology and Women’s Health business develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $137 million in the third quarter of 2014, as compared to $131 million in the third quarter of 2013, an increase of approximately $6 million, or five percent. Changes in foreign currency exchange rates did not materially affect our worldwide Urology and Women's Health net sales in the third quarter of 2014, as compared to the third quarter of 2013. The increase in worldwide Urology and Women's Health net sales was primarily due to recent product launches and growth in the international business as a result of our global commercial expansion. We believe that our Urology and Women's Health business will continue to grow as a result of recent product launches in the U.S. and our continued expansion of the global footprint of this business.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). IoGyn has developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system and in October 2014, we launched the system in the United States. We will integrate the operations of the IoGyn business with our gynecological surgery business, which is part of our Urology and Women’s Health division.

Neuromodulation
Our Neuromodulation business offers the Precision® and Precision Spectra™ Spinal Cord Stimulation (SCS) systems, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $115 million in the third quarter of 2014 remaining flat with worldwide net sales in the third quarter of 2013. Changes in foreign currency exchange rates did not materially affect our Neuromodulation net sales in the third quarter of 2014, as compared to the same period in the prior year. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. Significant changes to Medicare reimbursement for physician office trialing of spinal cord stimulation (SCS) systems went into effect January 1, 2014, resulting in slower trialing volumes, which are typically a leading indicator of total SCS market growth. Due to the higher prior year growth connected with the 2013 launch of Precision Spectra™ and current year changes in reimbursement, our growth rate in Neuromodulation has slowed throughout 2014.
We have CE Mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease and Tremor in Europe, and we began our U.S. pivotal trial for the treatment of Parkinson's disease during the second quarter of 2013. During the fourth quarter of 2013, we received CE Mark approval for use of our Vercise™ DBS System for the treatment of intractable primary and secondary dystonia. We believe we have an exciting opportunity in DBS with the Vercise™ DBS System, which is designed to selectively stimulate targeted areas of the brain to customize therapy for patients and minimize side effects of unwanted stimulation.
Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2013 Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including certain developing countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities, which currently include 20 countries. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets revenue grew 17 percent on a reported basis and was approximately 10 percent of our consolidated net sales in the third quarter of 2014.

Gross Profit
Our gross profit was $1.296 billion for the third quarter of 2014, $1.225 billion for the third quarter of 2013, $3.842 billion for the first nine months of 2014, and $3.687 billion for the first nine months of 2013. As a percentage of net sales, our gross profit decreased to 70.2 percent in the third quarter of 2014, as compared to 70.6 percent in the third quarter of 2013 and increased to 69.9 percent for the first nine months of 2014, as compared to 69.5 percent for the first nine months of 2013. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2013	70.6%	69.5%
Manufacturing cost reductions	1.7	1.8
Neurovascular divestiture	—	0.5
PROMUS® supply true-up	—	(0.3)
Sales pricing and mix	(1.7)	(1.5)
Restructuring-related	(0.5)	(0.3)
All other, including other inventory charges, other period expense and net impact of foreign currency	0.1	0.2
Gross profit margin - period ended September 30, 2014	70.2%	69.9%
The primary factors contributing to the decrease in our gross profit margin during the third quarter of 2014, as compared to the same period in 2013, were the negative impacts of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales. Our gross profit margin was also negatively impacted by costs to transfer certain production lines between facilities in accordance with our Plant Network Optimization strategy. Partially offsetting these factors was positive impact of cost reductions as a result of our restructuring and other process improvement programs.
The increase in our gross profit margin for the first nine months of 2014, as compared to the first nine months of 2013, primarily resulted from manufacturing cost reductions as a result of our restructuring and other process improvement programs, as well as the positive impacts of lower sales related to our divested businesses, as these sales are at significantly lower gross profit margins. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales. In addition, during the second quarter of 2013, we recorded a credit to cost of products sold related to the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	741	40.1%	658	37.9%	2,150	39.1%	1,950	36.8%
Research and development expenses	212	11.5%	217	12.5%	609	11.1%	644	12.1%
Royalty expense	21	1.1%	28	1.6%	86	1.6%	115	2.2%
Selling, General and Administrative (SG&A) Expenses
In the third quarter of 2014, our SG&A expenses increased $83 million, or 13 percent, as compared to the third quarter of 2013, and were 220 basis points higher as a percentage of net sales. This increase was driven primarily by SG&A increases related to business combinations that we have completed over the last several years, product launches and other commercial programs, variable employee-related benefits and our expansion efforts in emerging markets, partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives.

In the first nine months of 2014, our SG&A expenses increased $200 million, or 10 percent, as compared to the first nine months of 2013, and were 230 basis points higher as a percentage of net sales. This increase was driven primarily by SG&A increases related to business combinations that we have completed over the last several years, product launches and other commercial programs, variable employee-related benefits and our expansion efforts in emerging markets, partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives.
Research and Development (R&D) Expenses
In the third quarter of 2014, our R&D expenses decreased $5 million, or 2 percent, as compared to the third quarter of 2013, and were 100 basis points lower as a percentage of net sales. The decrease was due primarily to the benefits from our initiatives to transform our research and development efforts to be more effective and cost efficient, as well as the timing of certain R&D programs.
In the first nine months of 2014, our R&D expenses decreased $35 million, or 5 percent, as compared to the first nine months of 2013, and were 100 basis points lower as a percentage of net sales. The decrease was due primarily to the benefits from our initiatives to transform our research and development efforts to be more effective and cost efficient, as well as the timing of certain R&D programs.
We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the third quarter of 2014, our royalty expense decreased $7 million, or 25 percent, as compared to the third quarter of 2013, and was 50 basis points lower as a percentage of net sales. This decrease relates primarily to a renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure.
In the first nine months of 2014, our royalty expense decreased $29 million, or 25 percent, as compared to the first nine months of 2013, and was 60 basis points lower as a percentage of net sales. This decrease relates primarily to a renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure and was retroactive to the beginning of 2014.
Amortization Expense
Our amortization expense was $109 million in the third quarter of 2014, as compared to $101 million in the third quarter of 2013, and $327 million in the first nine months of 2014, as compared to $305 million in the first nine months of 2013. This increase was due primarily to amortizable intangible assets acquired during the second half of 2013 and the during first nine months of 2014. Amortization expense is excluded by management for purposes of evaluating operating performance.
Goodwill Impairment Charge
2013 Charge
Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis as of January 1, 2013, we conducted the first step of the goodwill impairment test for all global reporting units. As of January 1, 2013, the fair value of each global reporting unit exceeded its carrying value, with the exception of the global Cardiac Rhythm Management (CRM) reporting unit. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (Topic 350) and our accounting policies, we tested the global CRM intangible assets and goodwill for impairment and recorded a non-cash goodwill impairment charge of $423 million ($421 million after-tax) to write down the goodwill to its implied fair value as of January 1, 2013 as a result of this analysis. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our 2013 Annual Report on Form 10-K for details on the 2013 goodwill impairment charge. Goodwill impairment charges do not impact our debt covenants or our cash flows, and are excluded by management for purposes of evaluating operating performance.

Intangible Asset Impairment Charges

2014 Charges

During the third quarter of 2014, we performed our annual impairment test of all in-process research and development projects, and our indefinite lived core technology assets. Based on the results of our annual test, we recorded total impairment charges of $4 million to write-down the balances of certain in-process projects to their fair value. In addition, as a result of revised estimates, we performed an interim impairment test of core technology associated with certain of our acquisitions, and recorded an impairment charge of $8 million, for a total of $12 million impairment charges in the third quarter of 2014. Indefinite-lived intangible assets are tested for impairment on an annual basis during the third quarter of each year, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2013 Annual Report on Form 10-K.

During the second quarter of 2014, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects and core technology associated with certain of our acquisitions. Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded pre-tax impairment charges of $110 million in the second quarter of 2014. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, and the resulting amount of future revenue and cash flows associated with the technology acquired from Vessix, we recorded impairment charges of $67 million related to technology intangible assets during the second quarter of 2014. In addition, due to revised expectations and timing as a result of the third FDA Circulatory System Devices Panel, we recorded impairment charges of $35 million related to the Atritech, Inc. in-process research and development intangible assets during the second quarter of 2014. We also recorded an additional $8 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

During the first quarter of 2014, as a result of lower estimates of the resistant hypertension market following the announcement of data from a competitor's clinical trial, we performed an interim impairment test of our in-process research and development projects and core technology associated with our acquisition of Vessix. The impairment assessments were based upon probability-weighted cash flows of potential future scenarios. Based on our impairment assessment, and lower expected future cash flows associated with our Vessix-related intangible assets, we recorded pre-tax impairment charges of $55 million in the first quarter of 2014 to write-down these intangible assets.

2013 Charges

During the second quarter of 2013, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analysis, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded pre-tax impairment charges of $51 million in the second quarter of 2013 to write-down the balance of these intangible assets to their fair value. During the second quarter of 2013, we also recorded an additional $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

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

We recorded net benefit related to the change in fair value of our contingent consideration liabilities of $4 million and $122 million in the third quarter and first nine months of 2014, respectively. We recorded net expense related to the change in fair value of our contingent consideration liabilities of $23 million during the third quarter of 2013 and a net benefit of $18 million during the first nine months of 2013. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.
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
In the aggregate, we recorded net restructuring charges pursuant to our restructuring plans of $2 million in the third quarter of 2014, $19 million in the third quarter of 2013, $37 million in the first nine months of 2014, and $55 million in the first nine months of 2013. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the third quarter of 2014, $7 million in the third quarter of 2013, $33 million in the first nine months of 2014, and $16 million in the first nine months of 2013. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $80 million during the first nine months of 2014 associated with our restructuring initiatives. We made cash payments of $107 million, and received $53 million of cash proceeds on facility and fixed asset sales, associated with our restructuring initiatives during the first nine months of 2013.
See Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related charges and credits
We recorded litigation-related net charges of $139 million in the third quarter of 2014 and $399 million in the first nine months of 2014. We recorded litigation-related net charges of $76 million in the third quarter of 2013 and $206 million in the first nine months of 2013. These charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion, $1.450 billion of which we received at closing. We recorded a gain of $12 million in the first nine months of 2014, and $40 million in the first nine months of 2013 related to this divestiture. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance. See Note C - Divestitures to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Interest Expense
Our interest expense was $54 million in the third quarter of 2014 and $161 million in the first nine months of 2014, as compared to $137 million in the third quarter of 2013 and $266 million in the first nine months of 2013. The decrease in our interest expense is primarily related to the refinancing of our public debt in the third quarter of 2013, which resulted in $70 million of debt extinguishment charges, that were recorded in interest expense, and our interest rate derivative instruments, which we entered in the fourth quarter of 2013. These derivative instruments have a notional amount of $450 million and convert fixed-rate debt into floating-rate debt. Our average borrowing rate was 4.7 percent in the third quarter of 2014 and 4.8 percent in the first nine months of 2014, as compared to 10.4 percent in the third quarter of 2013 and 7.4 percent in the first nine months of 2013. Refer to Liquidity and Capital Resources and Note E - Fair Value Measurements and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities. Significant debt extinguishment charges are excluded by management for purposes of evaluating operating performance.
Other, net
Our other, net reflected expense of $7 million in the third quarter of 2014, expense of $6 million in the third quarter of 2013, income of $15 million in the first nine months of 2014, and expense of $10 million in the first nine months of 2013. The following are the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2014	2013	2014	2013
Interest income	$1	$1	$3	$5
Foreign currency losses	(5)	(3)	(11)	(6)
Net gains (losses) on investments	(2)	(5)	27	(7)
Other income (expense), net	(1)	1	(4)	(2)
	$(7)	$(6)	$15	$(10)

During the second quarter of 2014, we recognized gains of $19 million associated with the acquisition of IoGyn, Inc. related to previously held investments. Refer to Note B – Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding the IoGyn acquisition.
Tax Rate
Our effective tax rates from continuing operations for the three months ended September 30, 2014 and September 30, 2013, were negative 1,343.2 percent and 87.6 percent, respectively. For the first nine months of 2014 and 2013 our effective tax rates from continuing operations were negative 296.0 percent and 18.9 percent, respectively. The change in our reported tax rate for the third quarter and first nine months of 2014, as compared to the same periods in 2013, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including debt extinguishment charges, goodwill and intangible asset impairment charges, acquisition- and divestiture-related items, and litigation- and restructuring-related items. In addition, the reported tax rate in the third quarter of 2013 was affected favorably by discrete tax items, primarily related to re-measurement of uncertain tax positions. The first nine months of 2013 was favorably affected by discrete tax items primarily related to the reinstatement of tax legislation that was retroactively applied, offset in part by the resolution of the uncertain tax positions related to audit settlements and findings.
During the first quarter of 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of September 30, 2014. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. During the nine months ended September 30, 2014, there were no other material changes to significant unresolved matters with the IRS or foreign tax authorities from what we disclosed in our 2013 Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. There were no material changes in the nine months ended September 30, 2014 to the application of critical accounting policies and estimates as described in our 2013 Annual Report on Form 10-K.
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

In the second quarter of 2014, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. As a result of the 2014 annual goodwill impairment test, we have identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. As of the date of our annual goodwill impairment test, our global Neuromodulation reporting unit had excess fair value over carrying values of approximately 55 percent and held $1.356 billion of allocated goodwill. As of the date of our annual goodwill impairment test, our global Electrophysiology reporting unit had excess fair value over carrying values of approximately 38 percent and held $292 million of allocated goodwill. Our global CRM reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.167 billion globally as of September 30, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.167 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, as of the date of our annual goodwill impairment test, keeping all other variables constant, an increase in the WACC applied of 100 basis points combined with a 150 basis point decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for both our global Electrophysiology and global Neuromodulation reporting units. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

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

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies, product actions, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

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

Liquidity and Capital Resources
As of September 30, 2014, we had $246 million of cash and cash equivalents on hand, comprised of $29 million invested in money market and government funds, $48 million invested in short-term time deposits, and $169 million in interest bearing and non-

interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
(in millions)	2014	2013
Cash provided by operating activities	$829	$835
Cash used for investing activities	(662)	(112)
Cash used for financing activities	(136)	(359)
Operating Activities
During the first nine months of 2014, we generated $829 million from operating activities, as compared to $835 million during the first nine months of 2013, a decrease of $6 million or one percent. This decrease was primarily due to increases in our inventory levels and higher tax payments in 2014, as well as the final cash receipt of our Promus® supply agreement with Abbott during 2013; partially offset by reductions in our accounts receivable due to a government funded settlement of outstanding receivables in Spain during 2014 and lower payments related to interest and debt extinguishment.
Investing Activities

During the first nine months of 2014, cash used for investing activities included $487 million of payments for the acquisitions of IoGyn, Inc. and the Interventional Division of Bayer AG, net of cash acquired. Cash used for investing activities also included purchases of property, plant and equipment of $180 million. This was partially offset by proceeds related to our divested businesses of $12 million. During the first nine months of 2013, cash used for investing activities included $26 million of payments to acquire certain technologies and privately-held securities. Cash used for investing activities also included purchases of property, plant and equipment of $161 million that were partially offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in March 2013. In addition, we received proceeds related to our divested businesses of $30 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, proceeds from, and cash used to net share settle, stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2013 Annual Report on Form 10-K.
Debt

We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. We had total debt of $4.252 billion as of September 30, 2014 and $4.240 billion as of December 31, 2013. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2014 is as follows:

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Senior notes	$—	$400	$600	$250	$600	$1,950	$3,800
Term Loan	—	—	80	80	240	—	400
	$—	$400	$680	$330	$840	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multi-currency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of September 30, 2014). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of September 30, 2014). There were no amounts borrowed under our revolving credit facility as of September 30, 2014 or December 31, 2013.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of September 30, 2014
Maximum leverage ratio (1)	3.5 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	7.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2014, we had $164 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of September 30, 2014, we had approximately $2.130 billion of the combined legal and debt exclusion remaining. As of and through September 30, 2014, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Term Loan
We had $400 million outstanding under an unsecured term loan facility as of September 30, 2014 and December 31, 2013. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of September 30, 2014 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of September 30, 2014 is 7.9 times.
Senior Notes
We had senior notes outstanding of $3.800 billion as of September 30, 2014 and December 31, 2013. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of September 30, 2014 is 2.5 times. We had no borrowings outstanding under this facility as of September 30, 2014 and December 31, 2013.

We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $285 million as of September 30, 2014. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $135 million of receivables as of September 30, 2014 at an average interest rate of 2.9 percent, and $146 million as of December 31, 2013 at an average interest rate of 3.3 percent. Within Italy, Spain, Portugal and Greece the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. During the first nine months of 2014, we received cash payments of approximately $80 million related to a government-funded settlement of long outstanding receivables in Spain. As of September 30, 2014, our net receivables in these countries greater than 180 days past due totaled $31 million, of which $13 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $191 million as of September 30, 2014). We de-recognized $147 million of notes receivable as of September 30, 2014 at an average interest rate of 1.8 percent and $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of September 30, 2014 and December 31, 2013, we had outstanding letters of credit of $78 million, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2014 and December 31, 2013, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2014 or December 31, 2013. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
Equity
During the first nine months of 2014 and 2013, we received $52 million and $59 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees. We repurchased 10 million shares of our common stock during the first nine months of 2014 for $125 million and 32 million shares of our common stock during the first nine months of 2013 for $275 million, pursuant to our authorized repurchase programs discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2013 Annual Report on Form 10-K. As of September 30, 2014, we had $535 million remaining authorization under our 2013 share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $79 million for the first nine months of 2014 and $77 million for the first nine months of 2013.
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
Our accrual for legal matters that are probable and estimable was $945 million as of September 30, 2014 and $607 million as of December 31, 2013, and includes estimated costs of settlement, damages and defense. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and nine months ended September 30, 2014 and 2013, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - This amount represents (a) non-cash write-downs of certain intangible asset balances in the third quarter of 2014; (b) non-cash write-downs of certain intangible asset balances in the second quarter of 2014; (c) non-cash write-downs of certain intangible asset balances in the first quarter of 2014; (d) non-cash write-downs of certain intangible asset balances in the second quarter of 2013; and (e) a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition and divestiture-related charges (credits) - These adjustments consist of (a) contingent consideration fair value adjustments; (b) gains on previously held equity interests; (c) due diligence, other fees and exit costs; and (d) separation costs and gains primarily associated with the sale of our Neurovascular business in January 2011. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions and divestitures that can be highly variable and not representative of on-going operations. Separation costs and gains on the sale of a business unit primarily represent those associated with the Neurovascular divestiture and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Quarterly Report on Form 10-Q and information incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our business and results of operations; our business strategy and related financial returns; our growth initiatives, including our emerging markets strategy and investments; acquisitions and related payments, the timing of acquisitions and the integration and impact of acquired businesses and technologies; the timing and impact of our restructuring and plant network optimization initiatives, including expected costs and cost savings; our cash flow and use thereof; our outstanding accounts receivable in Europe; the impact of changes in foreign currency exchange rates; changes in the market and our market share for our businesses; procedural volumes and pricing pressures; competitive pressures facing our businesses; clinical trials, including timing and results; our warranty programs; our product portfolio; product development and iterations; new and existing product launches, including their timing and acceptance, and their impact on the market, our market share and our business; expanding our global footprint; competitive product launches; product performance and our ability to gain a competitive advantage; the strength of our technologies and pipeline; regulatory approvals, including their timing; our regulatory and quality compliance; expected research and development efforts and the allocation of research and development expenditures; our sales and marketing strategy; reimbursement practices; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand; goodwill and other intangible asset impairment analysis and charges; our fair value measurements; the effect of new accounting pronouncements on our financial results; the impact of healthcare reform legislation and new and proposed tax laws; the outcome and timing of transfer pricing and transactional-related matters pending before taxing authorities; our tax position and income tax reserves and our ability to realize all of our deferred tax assets; the outcome and impact of intellectual property, qui tam actions, governmental investigations and proceedings and litigation matters; adequacy of our reserves; the drivers and impact of our investment ratings; anticipated expenses and capital expenditures and our ability to finance them; counterparty credit risk and our ability to meet the financial covenants contained in our credit facilities, or to renegotiate the terms of or obtain waivers for compliance with those covenants. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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

•
Our ability to timely and successfully acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies, including our S-ICD® system and the acquisition and integration of the Interventional Division of Bayer AG and IoGyn, Inc.;

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

•	Risk associated with counterparty default on our derivative financial instruments.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing and distribution operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.921 billion as of September 30, 2014 and $4.516 billion as of December 31, 2013. We recorded $325 million of other assets and $33 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2014, as compared to $264 million of other assets and $55 million of other liabilities as of December 31, 2013. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $255 million as of September 30, 2014 and $257 million as of December 31, 2013. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $311 million as of September 30, 2014 and by $314 million as of December 31, 2013. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt. As of September 30, 2014, we recorded $17 million of other assets to recognize the fair value of these derivative instruments. As of December 31, 2013, we recorded $1 million of other assets and $8 million of other liabilities to recognize the fair value of these derivative instruments. A one-percentage point increase in interest rates would have decreased the derivative instruments’ fair value by $36 million as of September 30, 2014, and by $41 million as of December 31, 2013. A one-percentage point decrease in interest rates would have increased the derivative instruments’ fair value by $39 million as of September 30, 2014, and by $37 million as of December 31, 2013. As of September 30, 2014, $3.388 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 80 percent of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods based on our annual goodwill impairment test, performed in the second quarter of 2014. Our global Nueromodulation reporting unit holds excess fair value over carrying value of approximately 55 percent and holds $1.356 billion of allocated goodwill. Our global Electrophysiology reporting unit holds excess fair value over carrying value of approximately 38 percent and holds $292 million of allocated goodwill. Our global CRM reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or business could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.167 billion globally as of September 30, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.167 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
07/01/14 - 07/31/14	—	$—	—	$534,535,954
08/01/14 - 08/31/14	—	$—	—	$534,535,954
09/01/14 - 09/30/14	—	$—	—	$534,535,954
Total	—	$—	—	$534,535,954

*On January 25, 2013, our Board of Directors approved a new program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2014, we had approximately $535 million remaining available under our 2013 share repurchase program.

ITEM 6. EXHIBITS (* documents filed with this report, ** documents furnished with this report, # compensatory plans or arrangements)

10.1*	Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) #

10.2*	Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) #

10.3*	Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) #

10.4*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) #

10.5*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) #

10.6*	First Amendment to Boston Scientific Corporation Deferred Bonus Plan, effective January 1, 2015 #

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2014.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer