Form 10-K
period 2014-12-31
BOSTON SCIENTIFIC CORP
filed 2015-02-25
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $16.8 billion based on the last reported sale price of $12.77 of the registrant’s common stock on the New York Stock Exchange on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, directors and the director emeritus of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of the registrant’s common stock as of January 30, 2015 was 1,330,512,367.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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
Our net sales have increased substantially since our formation. Our growth has been fueled in part by strategic acquisitions designed to improve our ability to take advantage of growth opportunities in the medical device industry. Our strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in the current healthcare environment that seeks to improve outcomes and lower cost, while navigating managed care, large buying groups, government contracting, hospital consolidation, and international expansion and will continue to assist us in navigating through the complexities of the global healthcare market.
Business Strategy
The following are our five strategic imperatives:

•	Strengthen Execution to Grow Share
We believe that our success is driven by our ability to consistently deliver initiatives that grow profitability and market share. We focus on improving the speed and performance of our business units by adding new capabilities, processes, and innovative technologies.

•	Expand into High Growth Adjacencies
We seek to diversify our product portfolio by aligning our research and development spend and our business development investment toward higher growth opportunities. We focus on executing on our committed growth adjacencies while increasing our access to developing technologies and solutions. Through this diversification we expect to increase our opportunity for growth in areas that complement our core businesses.

•	Drive Global Expansion
By expanding our global commercial presence, we seek to increase revenue and market share, and strengthen our relationships with leading physicians and their clinical research programs. We focus on expanding into emerging markets and building new capabilities and innovative commercial models in countries whose economies and healthcare sectors are growing rapidly.

•	Fund the Journey to Fuel Growth
We are driving continuous improvement to expand our profitability, optimizing our manufacturing cost structure, reducing our corporate infrastructure and re-allocating spending to support our growth initiatives.

•	Develop Key Capabilities
We are developing key capabilities that enable us to deliver economic and customer focused products and solutions aligned to the needs of the marketplace. We are globally focused on building a culture of empowerment and engagement while enhancing the diversity of our workforce.
We believe that our execution of these strategic imperatives will drive innovation, accelerate profitable revenue growth and increase stockholder value.
Products
During 2014, our products were offered for sale by seven core businesses - Interventional Cardiology, Cardiac Rhythm Management (CRM), Endoscopy, Peripheral Interventions (PI), Urology and Women’s Health, Neuromodulation, and Electrophysiology (EP). In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation (Stryker). We continued to generate sales from the Neurovascular business pursuant to our supply and distribution agreements with Stryker through mid-2013, when these agreements substantially completed.
During 2014, we derived 28 percent of our sales from our Interventional Cardiology business, 26 percent of our sales from our CRM business, 18 percent of our sales from our Endoscopy business, 12 percent of our sales from our PI business, seven percent of our sales from our Urology and Women’s Health business, six percent of our sales from our Neuromodulation business, and three percent of our sales from our EP business. Our 2014 sales from the Neurovascular business that we sold to Stryker were immaterial.
The following section describes certain of our product offerings:
Cardiovascular
Interventional Cardiology
Drug-Eluting Coronary Stent Systems

Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our drug-eluting coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. We believe we have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through product development and scientific research of drug-eluting stent systems. We market a broad portfolio of internally-developed and self-manufactured drug-eluting stents including the Promus PREMIER™, Promus® Element™ and Promus® Element™ Plus everolimus-eluting stents. In addition, in Europe we market the SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating. The SYNERGY Stent is unique in that both its proprietary polymer and everolimus drug coating dissipate by three months. This innovation has the potential to improve post-implant vessel healing and will eliminate long-term polymer exposure, which is a possible cause of late adverse events.
Core Coronary Technology
We market a broad line of products used to treat patients with atherosclerosis, a principal cause of coronary artery obstructive disease, which is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial openings caused by the progressive development of deposits of plaque. Our product offerings include balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures.

Intravascular Imaging

We market a family of intravascular catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels. Our latest Intravascular Ultrasound Imaging catheter, OptiCross™ has been launched in all major markets worldwide. The iLab® Ultrasound Imaging System continues as our flagship console and is compatible with our full line of imaging catheters, and our new Polaris® software, designed to run on the iLab System, has been approved in Japan, the United States (U.S.), and Europe and is currently launching in select markets. The iLab System is designed to enhance the diagnosis and treatment of blocked vessels and heart disorders. Further, these systems have been placed in cardiology labs worldwide, which provide an installed base through which we expect to launch new products, including an integrated Fractional Flow Reserve (FFR) device.

Structural Heart Therapy

In January 2011, we acquired Sadra Medical, Inc. (Sadra). Through the acquisition of Sadra, we have developed a fully repositionable and retrievable device for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. In March 2011, we completed the acquisition of Atritech, Inc. (Atritech). Atritech developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation (AF) who are at risk for ischemic stroke.

See Interventional Cardiology within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.

Peripheral Interventions
We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular stenting. Our peripheral product offerings include stents, balloon catheters, wires, peripheral embolization devices and vena cava filters. Our peripheral angioplasty balloon technology includes our next-generation Mustang™ PTA balloon; our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures; and our Charger™ PTA Balloon Catheter, a 0.035” percutaneous transluminal angioplasty balloon catheter designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries. With our Coyote, Mustang and Charger devices, we offer balloons across all size platforms. Our peripheral stent technology includes our EPIC™ self-expanding nitinol stent system, our Carotid WALLSTENT® stent system, and our Innova™ self-expanding stent system. In addition, we market our 0.035" RubiconTM Support Catheter and our DirexionTM torqueable microcatheter in both the U.S. and Europe. We have also launched in Europe a catheter-based renal denervation system for the treatment of uncontrolled hypertension, which we obtained through our acquisition of Vessix Vascular, Inc. (Vessix) in 2012. In addition, we are currently conducting a study designed to evaluate the safety and performance of the self-expanding Innova™ drug-eluting stent system designed to treat Superficial Femoral Artery (SFA) lesions.
During the third quarter of 2014, we completed the acquisition of the Interventional Division of Bayer AG (Bayer). We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The addition of Bayer's strong commercial organization and innovative technologies supports our strategy to provide a comprehensive portfolio of leading solutions to treat peripheral vascular disease. The transaction includes the leading AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used in an innovative and fast-growing therapy to remove plaque and thrombi from diseased arteries.
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
See Peripheral Interventions within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.

Rhythm Management
Cardiac Rhythm Management
We develop, manufacture and market a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities, including:

•
Implantable cardioverter defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including the world's first and only commercially available subcutaneous implantable cardiac defibrillator - the S-ICD® System, and implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure; and

•
Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure.

In addition, many of our implantable device systems include our remote LATITUDE® Patient Management System, which enables physicians to monitor device performance remotely, allowing for more frequent monitoring in order to guide treatment decisions.

We market our INGENIO™ family of pacemaker systems in the U.S., Europe, and Japan. Our INGENIO™ and ADVANTIO™ pacemakers are approved in Europe and Japan for use in patients in need of a magnetic resonance imaging (MRI) scan. Our cardiac resynchronization therapy pacemaker product offerings include our INVIVE™ system, which is built on the same platform as our high voltage cardiac resynchronization therapy defibrillator, is enabled for remote patient monitoring, and includes features that promote ease of use.

During 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardiac defibrillator - the S-ICD® System, which we believe is a differentiated technology. The S-ICD® system has Conformité Européenne (CE) Mark and U.S. Food and Drug Administration (FDA) approval. With this technology, we are able to offer our physician customers an entirely new option to treat their patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature.

In the fourth quarter of 2013, we received CE Mark approval and performed the first implants of our X4 line of quadripolar CRT-D systems, including AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 cardiac resynchronization therapy defibrillators, a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. At the same time, we received CE Mark for a new MINI line and a new EL (extended longevity) line of ICDs. MINI is the world’s smallest, thinnest ICD and EL is the world’s longest lasting ICD due to our proprietary EnduraLife™ Battery Technology. Lastly, DYNAGEN™ X4, INOGEN™ X4, DYNAGEN™ MINI, and INOGEN™ MINI were FDA approved and launched in the U.S. in the second quarter of 2014, while the EL line was launched in the U.S. in the first quarter of 2015.

See Cardiac Rhythm Management within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.

Electrophysiology

Within our Electrophysiology business, we develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Included in our product offerings are steerable RF ablation catheters, intracardiac ultrasound catheters, diagnostic catheters, delivery sheaths, and other accessories. Our products include the market leading Blazer® line of temperature ablation catheters, designed to deliver enhanced performance and responsiveness. Our cooled ablation portfolio includes our closed-loop irrigated catheter, the Chilli II® cooled ablation catheter, and CE Mark approved Blazer™ Open-Irrigated ablation catheter with a unique Total Tip Cooling™ Design. Our comprehensive diagnostic catheter portfolio includes Blazer Dx-20™, Dynamic Tip™ and Viking™ catheters. In 2013, we received FDA approval for the IntellaTip MiFiTM XP catheter, with MicroFidelity sensor technology, representing a new generation of high-resolution ablation catheters for treatment of atrial flutter. We have a full capital equipment product offering, including our LabSystem Pro Recording System, the Rhythmia Mapping System, Maestro radio frequency (RF) generators, and the MetriQ pump (CE Mark approved).

See Electrophysiology within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.

MedSurg
Endoscopy
Gastroenterology

We are dedicated to transforming the lives of patients by advancing the diagnosis and treatment of a broad range of pulmonary and gastrointestinal conditions with less invasive technologies. Common disease states include esophageal disorders, gastrointestinal (GI) strictures and bleeding, biliary disease and conditions, as well as esophageal, biliary, pancreatic and colon cancer. Some of our product offerings include:

•
Our Spyglass® System, which is the first and only single-operator cholangioscopy system that offers clinicians direct visualization of the pancreatico-biliary system and includes therapeutic devices for managing biliary stones and strictures.

•
Our WallFlex® Colonic Stents, which have been shown to reduce patient postoperative length of stay. Our WallFlex® Biliary RX Stents provide relief for pancreatic cancer patients receiving chemotherapy before undergoing surgery through pre-operative drainage of the bile duct. Our WallFlex® Esophageal Stents deliver luminal patency in patients with esophageal strictures.

•	Our Resolution® Clip, a market-leading technology used to provide hemostasis and closure within the GI System.

•
Our Expect™ Aspiration Needle, which is a flexible and highly visible needle used with endoscopic ultrasound enabling physicians to target and sample lesions in the GI system with a high degree of accuracy.

•
Our exclusive line of RX Biliary System™ devices that are designed to provide greater access and control for physicians to diagnose and treat challenging conditions of the bile ducts, such as removing gallstones, opening obstructed bile ducts and obtaining biopsies in suspected tumors.

We continue to conduct clinical research to determine if our clinical data can support expanded indications and thus benefit additional patients.
Interventional Bronchoscopy
We market devices to diagnose, treat and ease pulmonary disease systems within the airway and lungs. Our products are designed to help perform biopsies, retrieve foreign bodies from the airway, open narrowings of an airway, stop internal bleeding, and ease symptoms of some types of airway cancers. Our product line includes pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate narrowed airway passages or for tumor management. In 2010, we completed our acquisition of Asthmatx, Inc. (Asthmatx), which added to our Endoscopy portfolio a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has CE Mark, China Food and Drug Administration and U.S. FDA approval and is the first device-based asthma treatment approved by the FDA. We expect that the Alair technology will continue to strengthen our existing offering of pulmonary devices and contribute to future sales growth and diversification of the Endoscopy business.

See Endoscopy within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.

Urology and Women’s Health
Our Urology and Women’s Health business develops, manufactures and sells devices to treat various urological and gynecological disorders. Within our Urology business, we sell a variety of products designed to treat patients with urinary stone disease and benign prostatic hyperplasia (BPH). We offer a full line of stone management products, including ureteral stents, wires, lithotripsy devices, stone retrieval devices, sheaths, balloons and catheters. Within our Women's Health business, we market a range of devices for the treatment of conditions such as female urinary incontinence, pelvic floor reconstruction (rebuilding of the anatomy to its original state), menorrhagia (excessive menstrual bleeding), and uterine fibroids and polyps. We offer a full breadth of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, and suturing devices. We market our Genesys Hydro ThermAblator® (HTA) system, an ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. In the U.S., we are in the process of launching the Symphion System™ for the removal of intrauterine fibroids and polyps.

See Urology and Women’s Health within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.
Neuromodulation
Within our Neuromodulation business, we market the Precision® and Precision SpectraTM Spinal Cord Stimulator (SCS) systems, used for the management of chronic pain. These systems manage chronic pain by applying an electrical signal to mask pain signals traveling from the spinal cord to the brain. Our leads portfolio includes the CoverEdge™ family of 32-contact surgical leads, with more contacts than any other marketed lead; the Infinion™ 16 Percutaneous Lead, the world's only 16-contact percutaneous lead; and our Linear™ 3-4 and Linear 3-6 Percutaneous Leads. These leads are for use with our 2- and 4-port SCS pulse generators, and provide the broadest range of configurations in the industry, engineered to provide more pain relief to a broader spectrum of patients. The Precision SpectraTM SCS System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. We believe that we continue to have a technology advantage compared to our competitors with proprietary features such as Multiple Independent Current Control and our Illumina™ 3D proprietary programming software, which together are intended to allow the physician to target specific areas of pain and customize stimulation of nerve fibers more precisely.

We continue to research ways to expand the range of stimulation options available to patients with chronic pain. We are currently conducting two large scale prospective clinical trials exploring stimulation with multiple new waveforms, based on the Precision® and Precision Spectra™ platforms: our ACCELERATE study evaluating high-rate (10kHz) stimulation, and the WHISPER study exploring a proprietary sub-perception stimulation waveform.

See Neuromodulation within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.
Innovation
Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. In addition, we have undertaken strategic acquisitions to help enable us to continue to be a leader in the medical device industry. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, strategic growth adjacencies. During the last several years, we have closed multiple acquisitions to strengthen our core franchises and expand into high growth adjacencies. There can be no assurance that technologies developed internally or acquired through acquisitions and alliances will achieve technological feasibility, obtain regulatory approvals or gain market acceptance, and any delay in the development or approval of these technologies may adversely impact our ability to drive future growth.
Research and Development
Our investment in research and development is critical to driving our future growth. We expended $817 million on research and development in 2014, $861 million in 2013, and $886 million in 2012. Our investment in research and development reflects the following:

•	regulatory compliance, clinical science, and internal research and development programs, as well as other programs obtained through our strategic acquisitions and alliances; and

•	engineering efforts that incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.
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

Marketing and Sales
During 2014, we marketed our products to approximately 25,000 hospitals, clinics, outpatient facilities and medical offices in the U.S. and across over 110 countries worldwide. The majority of our net sales are derived from countries in which we have direct sales organizations. We also have a network of distributors and dealers who offer our products in certain countries and markets, which accounts for our remaining sales. We expect to continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. No single institution accounted for more than ten percent of our net sales in 2014 or 2013; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales. We have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with physicians. We believe that we have positive working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients.
International Operations
International net sales accounted for approximately 47 percent of our net sales in 2014. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. In addition, we are investing in infrastructure in emerging markets in order to introduce products and strengthen our sales capabilities in these countries.
As of December 31, 2014, we had six international manufacturing facilities, including three in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 57 percent of our products manufactured in 2014 were produced at these facilities. Additionally, we maintain international research and development capabilities in Ireland and China and are establishing capabilities in India. We operate physician training centers in France, Japan, and China, and we are currently developing physician training centers in India and South Africa.
Manufacturing and Raw Materials
We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. We believe by sourcing global manufacturing by technology capabilities, we are able to leverage our existing resources and concentrate on the development and commercial launch of new products and the enhancement of existing products. We continue to implement new systems designed to provide improved quality, reliability and service, greater efficiency and lower supply chain costs, and have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we remain focused on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness.
Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of each of our product families is concentrated in one location. We consistently monitor our inventory levels, manufacturing and distribution capabilities, and maintain recovery plans to address potential disruptions that we may encounter. However, significant interruptions in the manufacturing of our products for an extended duration may result in loss of market share, which could adversely affect our results of operations and financial condition.
Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies and we regularly readdress the adequacy and abilities of our suppliers to meet our needs.

In certain cases we may not be able to quickly establish additional or replacement suppliers for specific materials, components or products, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, components or products could adversely affect our operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems. In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service. We believe we have capabilities sufficient to sterilize our products; however, to the extent we or our third-party sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have an adverse impact on our operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (SEC) has promulgated rules applicable to public companies that use certain minerals and metals, known as conflict minerals, in their products. The rules require us to undertake measures to understand the origin and, as need be, source of conflict minerals within our supply chain and to disclose, among other things, those measures and whether or not any such conflict minerals originated from the Democratic Republic of the Congo and adjoining countries. These requirements could, directly or indirectly, adversely affect the sourcing, availability and pricing of such minerals if they are found to be sourced from that region.
Quality Assurance
We are committed to providing high quality products to our customers. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the U.S. All of our manufacturing facilities, and our U.S. and European distribution centers, are certified under the ISO13485 quality system standard, established by the International Standards Organization, for medical devices, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of the certification requires that these facilities undergo periodic re-examination.
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
We have completed an initiative and obtained ISO 14001:2004 certification at our major manufacturing plants and Tier 1 distribution centers around the world. In addition, in 2014, our Corporate Headquarters in Marlborough, Massachusetts was certified to the ISO14001:2004 standard. ISO 14001:2004 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. Using this environmental management system and the specific attributes of our certified locations in the U.S., Ireland, Costa Rica and the Netherlands, we continue to improve our environmental performance and reduce our environmental footprint.

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
We believe that our products and solutions compete primarily on their ability to deliver both clinical and economic outcomes for our customers; while also continuing to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, as well as to provide ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could continue to put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. We recognize that our continued competitive success will depend upon our ability to: offer products and solutions that offer differentiated clinical and economic outcomes; create or acquire innovative, scientifically advanced technologies; apply our technology and solutions cost-effectively and with superior quality across product lines and markets; develop or acquire proprietary products and solutions; attract and retain skilled personnel; obtain patent or other protection for our products; obtain required regulatory and reimbursement approvals; continually enhance our quality systems; manufacture and successfully market our products and solutions either directly or through outside parties; and supply sufficient inventory to meet customer demand.
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
The second process requires the submission of a premarket approval (PMA) application to the FDA to demonstrate that the device is safe and effective for its intended use. This approval process applies to most Class III devices, and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose, and that the proposed manufacturing is in compliance with the Quality System Regulation (QSR). For novel technologies, the FDA will generally seek input from an advisory panel of medical experts and seek their views on the safety, effectiveness and benefit-risk of the device. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) process.
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
The FDA and other worldwide regulatory agencies and competent authorities actively monitor compliance to local laws and regulations through review and inspection of design and manufacturing practices, record keeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. Regulatory agencies and authorities in the countries where we do business can halt production in or distribution within their respective country, or otherwise take action in accordance with local laws and regulations.
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
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, on existing regulations. Certain regulators are requiring local clinical data in addition to global clinical data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect that the global regulatory environment will continue to evolve, which could impact our ability to obtain or maintain future approvals for our products, or could increase the cost and time to obtain or maintain such approvals in the future.
Government Affairs
We maintain a global Government Affairs presence, headquartered in Washington D.C., to actively monitor and advocate on myriad legislation and policies impacting us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and Administration offices, state legislatures and regulatory agencies, and governments overseas on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, while also advancing our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office also manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general.
Healthcare Policies
Political, economic and regulatory influences around the world continue subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation); coverage and payment policies; comparative effectiveness of therapies; technology assessments; and health care delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies, and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payors, and other stakeholders may be significant and may take a longer period of time to gain widespread adoption. In addition, the impact to our business of the United States’ Patient Protection and Affordable Care Act's (ACA) provisions related to coverage expansion, payment reforms, and delivery system changes remains uncertain.

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
We expect that pricing of medical devices will remain under pressure as governments and purchasers implement payment reforms such as prospective payment systems for hospital care, value-based purchasing, and accountable care organizations (ACOs). We also expect marketplace changes to place pressure on medical device pricing as hospitals consolidate and large group purchasing organizations, hospital networks and other groups that seek to aggregate purchasing power continue to take shape globally. Similarly, governments are increasing the use of tenders, placing pressure on medical device pricing.
In addition, patients and clinicians are becoming more informed on the risks and benefits of alternative treatments as comparative effectiveness research findings are beginning to be disseminated. Therefore, we believe that compelling clinical and economic data will become increasingly important to demonstrate efficacy and justify the economic benefits of technology purchases.
See Healthcare Policies within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.
Third-Party Coverage and Reimbursement
Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid in the U.S.), private insurance plans and managed care programs, for the healthcare services provided to their patients.
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
Proprietary Rights and Patent Litigation
We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2014, we held more than 16,000 patents, and had approximately 6,200 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license, except for those relating to our drug-eluting coronary stent systems, is material in relation to our business as a whole.
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

We maintain insurance policies providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Item 3 and Note K – Commitments and Contingencies to our 2014 consolidated financial statements included in Item 8 of this Annual Report for a discussion of intellectual property and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note K, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows.
Risk Management

We have an Enterprise Risk Management (ERM) program in which we provide coordinated oversight, control and continuous improvement of processes and tools used to identify and manage business risk. On an annual basis, we reassess our risks based on the Committee of Sponsoring Organizations of the Treadway Commission (COSO) ERM framework in the areas of strategic risk, financial risk, external risk, operational risk and compliance risk with the goal of achieving our business strategies and objectives. This assessment, which engages key individuals from our Board of Directors and management, provides increased visibility and alignment of the risks we face, and seeks to improve the effectiveness of our overall risk management.

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
Employees
As of December 31, 2014, we had approximately 24,000 employees, including approximately 11,000 in operations; 7,000 in selling, marketing and distribution; 3,000 in clinical, regulatory and research and development; and 3,000 in administration. Of these employees, we employed approximately 12,000 outside the U.S., approximately 7,000 of whom are in the manufacturing operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success.
Community Outreach
We are committed to transforming lives and making a positive impact on the communities in which we live and work. We bring this commitment to life by supporting global, national and local health and education initiatives, striving to improve patient advocacy, adhering to strong ethical standards that deliver on our commitments, and minimizing our impact on the environment. A prominent example of our ongoing commitment to patients is our Close the Gap program, which aims to eliminate treatment disparities in underserved patient populations to ensure all patients - regardless of age, gender, race, ethnicity or primary language - receive access to quality health care.

To achieve this goal, Close the Gap increases awareness and access to care in communities at high risk for cardiovascular, gastrointestinal, and pulmonary diseases, engages with healthcare providers about barriers to treatment in underserved patient populations and advocates for measures that help ensure all patients receive the care they need. By sponsoring programs and executing educational programs through community partnerships in the community, our Close the Gap program has helped these messages reach more than one million people to date.
Through the Boston Scientific Foundation, established in 2001, we fund non-profit organizations in our local U.S. communities. Community grants focus on increasing access to quality healthcare and improving educational opportunities, particularly related to science, technology, engineering and math (STEM) education.
Seasonality
Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have historically been lower in the third quarter of the year, as compared to other quarters. This reflects, among other factors, lower demand during summer months in the northern hemisphere, particularly in European countries.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. SEC. Printed copies of these posted materials are also available free of charge to stockholders who request them in writing from Investor Relations, 300 Boston Scientific Way, Marlborough, MA 01752-1234. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

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

•
The on-going impact on our business, including CRM and coronary stent businesses, of physician alignment to hospitals, governmental investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed, including with respect to the drug-eluting coronary stent market, the average number of stents used per procedure, and average selling prices;

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

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-ICD® system and the acquisition and integration of the Interventional Division of Bayer AG and IoGyn, Inc.;

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

•
The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies; and

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

•	Costs and risks associated with litigation;

•	The effect of our litigation and risk management practices, including self-insurance, and compliance activities on our loss contingencies, legal provision and cash flows;

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

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, any litigation settlements and judgments, share repurchases and strategic investments and acquisitions as well as maintaining our investment grade ratings and managing our debt levels and covenant compliance;

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2014 Restructuring plan and our 2011 Restructuring plan as expanded as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do, including as a result of consolidation among our competitors in the healthcare industry. Our primary competitors include Abbott Laboratories; Medtronic, Inc.; St. Jude Medical, Inc. and Cook Medical, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
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
We have experienced pricing pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, economic pressures experienced by our customers, and the impact of managed care organizations and other third-party payors. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our results of operations.
We derive a significant portion of our net sales from the sale of drug-eluting coronary stent systems and CRM products. Declines in market size, average selling prices, procedural volumes, and our share of the markets in which we compete; increased competition; market perceptions of studies published by third parties; or product launch delays may materially adversely affect our results of operations and financial condition.
Net sales from drug-eluting coronary stent systems represented approximately 16 percent of our consolidated net sales during 2014. In 2014, the launch of our PREMIER drug-eluting stent in the U.S. and Japan contributed to an increase in our share of the U.S. and global drug-eluting stent markets.  We estimate that the global market for drug-eluting stents grew slightly in 2014 due to increased procedure volumes partially offset by price declines. There can be no assurance that these and other factors will not further impact our share of the U.S. or worldwide drug-eluting stent markets, that we will regain or gain share of the U.S. or worldwide drug-eluting stent markets, or that the size of the U.S. drug-eluting stent market will reach previous levels or will not decline further, all of which could materially adversely affect our results of operations or financial condition. In addition, a delay in the timing of the launch of next-generation products, the overall performance of, and continued physician confidence in, those products may result in a further decline in our market share and have an adverse impact on our results of operations.
Net sales from our CRM group represented approximately 26 percent of our consolidated net sales in 2014. Our CRM net sales increased one percent in 2014 primarily driven by increases in our denovo ICD market share and our new line of defibrillators; partially offset by lower volumes of replacement procedures and implantable cardiac resynchronization therapy defibrillator market share losses in certain regions. There can be no assurance that the size of the CRM market will increase above existing levels or that we will be able to continue to increase our CRM market share or increase our net sales in a timely manner, if at all. Decreases in market size or our share of the CRM market and decreases in net sales from our CRM products could have a significant impact on our financial condition or results of operations. Further, variability in the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, or may result in a loss of market share and adversely impact our results of operations.

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
We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could have a material impact on our business, financial condition or results of operations.
International net sales accounted for approximately 47 percent of our global net sales in 2014, with sales from emerging markets accounting for approximately ten percent. An important part of our growth strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in in emerging markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to political and economic instability; foreign currency exchange and interest rate fluctuations; competitive products offerings; local changes in health care financing and payment systems and health care delivery systems; local product preferences and requirements, including preferences for local manufacturers; workforce instability; less; intellectual property protection in certain countries than exists in the United States; and, in certain foreign countries, longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth market share and operating profits from our international operations may be adversely affected.
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
Further, international markets are increasingly being affected by economic pressure to contain healthcare costs, which can lead to lower reimbursement rates for either our products directly or procedures in which are our products are used. Governments and payers may also institute changes in health care delivery systems that may reduce funding for services or encourage greater scrutiny of health care costs. In addition, certain international markets may also be affected by foreign government efforts to reference reimbursement rates in other countries. All of these types of changes may ultimately reduce selling prices of our products, which may adversely impact our net sales, market share and operating profits from our international operations.
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
As part of our strategy to maximize stockholder value we use financial leverage to reduce our cost of capital. Our outstanding debt balance was at $4.262 billion as of December 31, 2014 and $4.240 billion as of December 31, 2013. In February 2012, Moody's Investors Service upgraded our corporate credit rating to Baa3, an investment-grade rating, and in July 2011, Fitch Ratings upgraded our corporate credit rating to BBB-, an investment-grade rating. In addition, Standard & Poor's Ratings Services has maintained an investment-grade corporate credit rating for us since 2009. We believe these ratings reflect the strength of our product portfolio and cash flows, the reduction of our debt, and our improved financial fundamentals. Our inability to maintain investment grade credit ratings at the three ratings agencies, however, could increase our cost of borrowing funds in the future. Delays in our product development and new product launches, disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit and security facilities contains covenants that require us to maintain specified financial ratios and place other limits on our business. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, and we could be required to repay any borrowings on demand.
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
We identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. As of the date of our annual goodwill impairment test, our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 55 percent and held $1.356 billion of allocated goodwill. As of the date of our annual goodwil impairment test, our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 38 percent and held $292 million of allocated goodwill. During the fourth quarter of 2014, due to changes in our expectations of the timing and amount of future revenue and cash flow related to our Electrophysiology reporting unit, we performed an interim goodwill impairment test on this reporting unit. Based on this assessment, we concluded that the fair value of the Electrophysiology reporting unit exceeded its carrying value; however the level of excess fair value over the carrying value had declined to approximately 26 percent. Our global Cardiac Rhythm Management (CRM) reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.097 billion globally as of December 31, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.097 billion of CRM-related amortizable intangibles is at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K for a discussion of key assumptions used in our testing.
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
As part of our strategy to realign our business portfolio, we completed several acquisitions in 2014, 2013 and 2012 in our strategic growth areas and may pursue additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant amounts of management's time. Some of the factors that could affect the success of our acquisitions include, among others, the strength of the acquired companies' underlying technology and ability to execute, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. In addition, foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, and regulatory environment in specific countries. Our failure to manage successfully and coordinate the growth of the combined acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so and if our acquisitions are not successful, we may record related asset impairment charges in the future.
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
Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business. These acquisitions, investments and alliances have been a significant source of our growth. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•	the ability of our due diligence process to uncover potential issues with target companies;

•	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•	whether we are able to complete an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

•	our ability to successfully integrate and operate acquired businesses;

•	our ability to comply with applicable laws and regulations, including foreign laws and regulations; and

•	intellectual property and litigation related to newly acquired technologies.

Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size or nature.

We may not realize the expected benefits from our restructuring and optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to unintended consequences.

On an on-going basis we monitor the dynamics of the economy, the healthcare industry and the markets in which we compete and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people that we believe are important to our long-term success. As a result of these assessments, we have undertaken various restructuring and optimization initiatives in order to enhance our growth potential and position us for long-term success. For example, in October 2013, we announced a restructuring initiative (the “2014 Restructuring plan”) intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the 2014 Restructuring plan include continued implementation of our ongoing plant network optimization strategy (aimed at simplifying our manufacturing plant structure, reducing manufacturing costs and improving gross margins); continued focus on driving operational efficiencies; and ongoing business and commercial model changes. Other activities under the plan involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. Activities under the plan were initiated in the fourth quarter of 2013 and are expected to be substantially completed by the end of 2015.We estimate that the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million and reduce gross annual pre-tax operating expenses by approximately $175 million to $225 million by the end of 2015. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. Expense reduction initiatives under the plan include various cost and efficiency improvement measures, which may include workforce reductions; the transfer of certain production lines and/or the closure of certain facilities and other efforts to streamline and better align resources of our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel, and reduced employee productivity. Attrition beyond any planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, workforce reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our restructuring and optimization initiatives result in charges and expenses that impact our operating results. We cannot guarantee that the activities under the 2014 Restructuring plan or other restructuring and optimization initiatives that we may undertake in the future will result in the desired efficiencies and estimated cost savings.

Current domestic and international economic conditions could adversely affect our cash flows and results of operations.

Uncertainty about global economic conditions, including as a result of credit and sovereign debt issues, has caused and may continue to cause disruption in the financial markets, including diminished liquidity and credit availability. These conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. In addition, we have accounts receivable factoring programs in certain European countries. Continued deterioration of the global economy or increase in sovereign debt issues may impact our ability to transfer receivables to third parties in certain of those countries in the future. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding. Within Italy, Spain, and Portugal the number of days our receivables are outstanding continue to be above historical levels; however, the total balance outstanding for greater than 365 days has declined in the past 12 months.While we believe we have adequate allowances for doubtful accounts related to these accounts receivables, there can be no assurance that further deterioration in the global economy or increase in sovereign debt issues may not prevent collection of these accounts receivables and adversely affect our cash flows and results of operations.

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

Healthcare policy changes, including healthcare reform legislation, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the United States, the medical device tax included in this law has materially affected us. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. Other provisions of this law, including comparative effectiveness research, pilot programs to evaluate alternative payment methodologies and other changes to the payment systems, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations.

We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally. However, any changes that lower reimbursements for either our products and/or procedures using our products, reduce medical procedure volumes or increase cost containment pressures on us or others in the healthcare sector could adversely affect our business and results of operations.

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

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid in the United States) and private health plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the United States, Japan, or other countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Third-party payors for hospital services globally continue to implement policies to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed, led to increased physician employment by hospitals in the U.S. hospital consolidation, and shifted services to the outpatient setting. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products, which could have a material adverse effect on our business, financial condition or results of operations.

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
Our products are continually subject to clinical trials conducted by us, our competitors or other third parties, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
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
In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. The development of new products and enhance existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate, and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market approval of our products. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate, and have completed several acquisitions that involve opportunities to further expand our presence in, and diversify into priority growth areas by accessing new products and technologies. There can be no assurance that our investments will be successful or we will be able to access new products and technologies on terms favorable to us, or that these products and technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of new products and technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.
The medical device industry and its customers are experiencing greater scrutiny and regulation by governmental authorities and are often the subject of numerous investigations, often involving marketing and other business practices or product quality issues including device recalls or advisories. These investigations could result in the commencement of civil and criminal proceedings; imposition of substantial fines, penalties and administrative remedies, including corporate integrity agreements, stipulated judgments or exclusion; diversion of our employees and management's attention; imposition of administrative costs and have an adverse effect on our financial condition, results of operations and liquidity; and may lead to greater governmental regulation in the future.
The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities continue to highly scrutize our industry. We have received subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services (HHS), and the Department of Defense, as well foreign governments and agencies. We have also received subpoenas and other requests for information from comparable international governmental agencies. These request and/or subpoenas relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices. We have cooperated with these subpoenas and other requests for information, and expect to continue to do so in the future. We cannot predict when the matters will be resolved, the outcome of these matters or their impact on us, and cooperation may involve significant costs, including document production costs. An adverse outcome in one or more of these matters could include the commencement of an investigation, civil and criminal proceedings; substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to existing CIAs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. For example, in 2009, we entered into a civil settlement with the DOJ regarding the DOJ's investigation relating to certain post-market surveys conducted by Guidant Corporation before we acquired Guidant in 2006. As part of the settlement, we entered into a CIA with the Office of Inspector General for HHS, which requires various provisions, including enhancements to certain compliance procedures related to financial arrangements with healthcare providers. Cooperation with requests and investigations from external agencies result in employee resource costs and diversion of employee focus. If any requests or investigations continue over a long period of time, could divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these requests or investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.
In addition, certain foreign governments, state governments (including that of Massachusetts, where we are headquartered) and the U.S. federal government have enacted legislation aimed at increasing transparency of our interactions with healthcare providers. As an example, compliance with the U.S. Physician Payment Sunshine Act requires us by law to disclose payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals at the U.S. federal level made after August 1, 2013. Any failure to comply with these legal and regulatory requirements could impact our business. In addition, we have and may continue to devote substantial additional time and financial resources to further develop and implement enhanced structure, policies, systems and processes to comply with enhanced legal and regulatory requirements, which may also impact our business.

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

There can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could have a significant adverse impact on our future results of operations. In addition, effective January 1, 2013 the Patient Protection and Affordable Care Act imposed a 2.3 percent excise tax on medical device manufacturers on U.S. sales of Class I, II and III medical devices. We recorded $72 million and $73 million of expenses within our selling, general and administrative expenses during 2014 and 2013, respectively, as a result of this excise tax.

We may not effectively be able to protect our intellectual property or other sensitive data, which could have a material adverse effect on our business, financial condition or results of operations.

The medical device market in which we primarily participate is largely technology driven. Physician customers have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable and appellate courts can overturn lower court decisions. Furthermore, as our business increasingly relies on technology systems and infrastructure, our intellectual property, other proprietary technology and other sensitive data are potentially vulnerable to loss, damage or misappropriation.

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

In addition, the laws of certain countries in which we market, and plan on manufacturing some of our products in the near future, do not protect our intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, our intellectual property, other proprietary technology and other sensitive data are potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to our data or misappropriation or misuse thereof by those with permitted access, and other events. While we have invested to protect our intellectual property and other data, and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2014 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

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

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note K- Commitments and Contingencies to our 2014 consolidated financial statements included in Item 8 of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.
Any failure to meet regulatory quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition and results of operations.
As a medical device manufacturer, we are required to register our establishments and list our devices with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA which may result in observations on Form 483, and in some cases warning letters, that require corrective action. In the European Community, we are required to maintain certain International Standards Organization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Many other countries in which we do business have requirements similar to those of the US or the EU, and other foreign governments or agencies may subject us to periodic inspections as well. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
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
In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, we may be unable to transition to other contract sterilizer, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have an adverse impact on our results of operations and financial condition.
Moreover, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Securities and Exchange Commission (SEC) promulgated new rules applicable to public companies like us that use certain minerals and metals, known as conflict minerals, in their products. The rules require us to undertake measures to understand the origin and, as need be, source of conflict minerals within our supply chain and to disclose, among other things, those measures and whether or not any such conflict minerals originated from the Democratic Republic of the Congo and adjoining countries. These requirements could, directly or indirectly, adversely affect the sourcing, availability and pricing of such minerals if they are found to be sourced from that region. In addition, we will incur additional costs to comply with the requirements, including with respect to measures undertaken to understand the origin and, as need be, source of conflict minerals used in our products.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
Our world headquarters is located in Marlborough, Massachusetts, with additional support provided from regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2014, our principal manufacturing and technology centers were located in Minnesota, California, and Indiana within the U.S; as well as internationally in Ireland, Costa Rica and Puerto Rico. Our products are distributed worldwide from customer fulfillment centers in Massachusetts, The Netherlands and Japan. As of December 31, 2014, we maintained 12 principal manufacturing facilities, including six in the U.S., three in Ireland, two in Costa Rica, and one in Puerto Rico, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2014 (in approximate square feet):

	Owned *	Leased **	Total
U.S.	4,488,000	1,381,000	5,869,000
International	1,512,000	1,092,000	2,604,000
	6,000,000	2,473,000	8,473,000
* Includes our principal manufacturing facilities in Minnesota, Ireland, Puerto Rico and one facility in Costa Rica; our customer fulfillment centers in Massachusetts, The Netherlands and Japan; and our global headquarters location in Marlborough, Massachusetts.

** Includes our principal manufacturing facilities in California, Indiana, and one facility in Costa Rica; and our regional headquarters located in Singapore and Voisins-le-Bretonneux, France.

We regularly evaluate the condition and capacity of our facilities to ensure they are suitable for the development, manufacturing, and marketing of our products, and provide adequate capacity for current and expected future needs. Further, our 2014 restructuring plan continues the implementation of our ongoing Plant Network Optimization (PNO) strategy, which is intended to simplify our manufacturing plant structure by transferring certain productions lines among facilities. Refer to Restructuring Initiatives within Results of Operations included in Item 7 of this Annual Report and Note H – Restructuring-related Activities to our 2014 consolidated financial statements included in Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our 2014 consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference.

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

2014	High	Low
First Quarter	$13.98	$11.91
Second Quarter	13.77	12.58
Third Quarter	13.29	11.81
Fourth Quarter	13.68	11.37

2013
First Quarter	$7.81	$5.89
Second Quarter	9.64	7.09
Third Quarter	11.99	9.15
Fourth Quarter	12.38	11.18
Holders
The closing price of our common stock on January 30, 2015 was $14.81. As of January 30, 2015, there were 12,650 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2014 or 2013, and currently do not intend to pay cash dividends. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.

Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
During 2014, we used $125 million of cash generated from operations to repurchase approximately 10 million shares of our common stock pursuant to our share repurchase authorizations and during 2013, we used $500 million of cash generated from operations to repurchase approximately 51 million shares of our common stock pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2014 consolidated financial statements contained in Item 8 of this Annual Report.

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/01/14 - 10/31/14	—	$—	—	$534,535,954
11/01/14 - 11/30/14	—	—	—	534,535,954
12/01/14 - 12/31/14	—	—	—	534,535,954
Total	—	$—	—	$534,535,954

On January 25, 2013, our Board of Directors approved a new program authorizing the repurchase of up to $1.0 billion of our common stock. As of December 31, 2014, we had approximately $535 million remaining available under the 2013 share repurchase program.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2009, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boston Scientific Corporation, the S&P 500 Index,
and the S&P Health Care Equipment Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Boston Scientific Corporation
S&P 500
S&P Health Care Equipment

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2014	2013	2012	2011	2010
Net sales	$7,380	$7,143	$7,249	$7,622	$7,806
Gross profit	5,170	4,969	4,900	4,963	5,207
Total operating expenses	5,471	4,849	8,768	4,059	5,863
Operating income (loss)	(301)	120	(3,868)	904	(656)
Income (loss) before income taxes	(509)	(223)	(4,107)	642	(1,063)
Net income (loss)	(119)	(121)	(4,068)	441	(1,065)
Net income (loss) per common share:
Basic	$(0.09)	$(0.09)	$(2.89)	$0.29	$(0.70)
Assuming dilution	$(0.09)	$(0.09)	$(2.89)	$0.29	$(0.70)
Balance Sheet Data

As of December 31,	2014	2013	2012	2011	2010
Cash, cash equivalents and marketable securities	$587	$217	$207	$267	$213
Working capital	760	1,187	1,250	1,298	1,006
Total assets	17,042	16,571	17,154	21,290	22,128
Borrowings (short-term)	403	3	4	4	504
Borrowings (long-term)	3,859	4,237	4,252	4,257	4,934
Stockholders’ equity	6,457	6,539	6,870	11,353	11,296
Book value per common share*	$4.86	$4.95	$5.07	$7.84	$7.43

*Book value per common share is calculated using shares outstanding as of December 31, for each year, respectively shown.

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
Executive Summary
Financial Highlights and Trends

In 2014, we generated net sales of $7.380 billion, as compared to $7.143 billion in 2013, an increase of $237 million, or three percent. Our net sales were unfavorably impacted by $99 million from foreign currency fluctuations in 2014, as compared to 2013 and sales related to our divested Neurovascular business declined $54 million in 2014. Refer to Note C - Divestitures included in Item 8 of this Annual Report for additional information on the Neurovascular divestiture. Excluding the impact of foreign currency and sales from divested businesses, our net sales increased $390 million, or six percent, as compared to the prior year. This increase was due primarily to constant currency increases in net sales from our Interventional Cardiology business of $97 million, from our Electrophysiology business of $74 million, from our Endoscopy business of $66 million, and from our Peripheral Interventions business of $56 million.1 Refer to the Business and Market Overview section for further discussion of our sales results.
Our reported net loss in 2014 was $119 million, or $0.09 per share, and was driven primarily by litigation-related charges of $600 million ($386 million after-tax) recorded for the settlement agreement reached with Johnson & Johnson on February 13, 2015. See Note K - Commitments and Contingencies included in Item 8 of this Annual Report for additional information on the settlement agreement. Our reported results for 2014 included intangible asset impairment charges; acquisition- and divestiture-related net credits; restructuring- and litigation-related charges; discrete tax items; and amortization expense (after-tax) of $1.248 billion, or $0.93 per share. Excluding these items, net income for 2014 was $1.129 billion, or $0.84 per share1.
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

	Year Ended December 31, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(509)	$390	$(119)	$(0.09)
Non-GAAP adjustments:
Intangible asset impairment charges	195	(30)	165	0.12	*
Acquisition- and divestiture-related net credits	(10)	(24)	(34)	(0.03)	*
Restructuring-related charges	117	(27)	90	0.07	*
Litigation-related charges	1,036	(377)	659	0.49	*
Discrete tax items	—	(17)	(17)	(0.01)	*
Amortization expense	438	(53)	385	0.29	*
Adjusted net income	$1,267	$(138)	$1,129	$0.84

* Assumes dilution of 23.7 million shares for the year ended December 31, 2014 for all or a portion of these non-GAAP adjustments.

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information in this Item 7 for a discussion of management’s use of these non-GAAP financial measures.

	Year Ended December 31, 2013
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(223)	$102	$(121)	$(0.09)
Non-GAAP adjustments:
Goodwill and other intangible asset impairment charges	476	(8)	468	0.35	**
Acquisition- and divestiture-related net charges	1	3	4	0.00	**
Restructuring-related charges	124	(36)	88	0.07	**
Litigation-related charges	221	(72)	149	0.11	**
Debt extinguishment charges	70	(26)	44	0.03	**
Discrete tax items	—	(7)	(7)	(0.01)	**
Amortization expense	410	(44)	366	0.27	**
Adjusted net income	$1,079	$(88)	$991	$0.73

** Assumes dilution of 19.5 million shares for the year ended December 31, 2013 for all or a portion of these non-GAAP adjustments.

Cash generated by operating activities was $1.269 billion in 2014, as compared to $1.110 billion in 2013. Our cash generated from operations continues to be a significant source of funds for investing in our growth and returning value to shareholders by buying back shares of our common stock pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2014 consolidated financial statements contained in Item 8 of this Annual Report. During 2014, we used $125 million of cash generated from operations to repurchase approximately 10 million shares of our common stock, as compared to 2013 in which $500 million of cash generated from operations was used to repurchase approximately 51 million shares of our common stock. As of December 31, 2014, we had total debt of $4.262 billion, cash and cash equivalents of $587 million and working capital of $760 million. We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy.

Business and Market Overview
Cardiovascular
Interventional Cardiology
Our Interventional Cardiology division develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems. We also offer structural heart products in certain international markets, which include a device for transcatheter aortic valve replacement and a device designed to close the left atrial appendage in patients with atrial fibrillation that are at risk for ischemic stroke.
In May 2014, we launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Japan, following regulatory approval by the Japanese Ministry of Health, Labor and Welfare (MHLW). We had previously launched this technology in Europe and select other geographies during the first quarter of 2013, and in the U.S. during the fourth quarter of 2013. The Promus PREMIER™ Stent System is designed to provide physicians improved drug-eluting stent performance in treating patients with coronary artery disease, and features a unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We also market our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System in select European and other Conformité Européenne (CE) Mark countries, which features an ultra-thin abluminal (outer) bioabsorbable polymer coating. During 2014, we continued to expand our commercial launch of this technology in Europe. The EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY Stent System and support U.S. Food and Drug Administration (FDA) and Japanese regulatory approvals for this technology, released results in November 2014. The results demonstrated the SYNERGY stent system met its primary endpoint in this non-inferiority study, which evaluated the one-year rate of target lesion failure. We expect FDA approval of this technology in late 2015.
Our worldwide net sales of Interventional Cardiology products were $2.057 billion for the year ended December 31, 2014, or approximately 28 percent of our consolidated net sales for the year ended December 31, 2014. Our worldwide net sales of Interventional Cardiology products increased $60 million, or three percent, in 2014, as compared to 2013. Excluding the impact of changes in foreign currency exchange rates, which had a $37 million negative impact on our Interventional Cardiology net sales in 2014, as compared to 2013, net sales of these products increased $97 million, or five percent.
Our drug-eluting coronary stent system sales represent a significant portion of our Interventional Cardiology net sales. The following are the components of our worldwide drug-eluting coronary stent system sales:

	Year Ended			Year Ended
(in millions)	December 31, 2014			December 31, 2013
	U.S.	International	Total	U.S.	International	Total
Drug-eluting coronary stents	$486	$665	$1,151	$448	$665	$1,113
The year-over-year increase in our worldwide Interventional Cardiology net sales was primarily related to sales of our Promus PREMIER™ Stent System in the U.S. and Japan, our SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System in select European and other CE Mark countries, our structural heart products in international markets, including the Lotus™ transcatheter aortic valve replacement system and the WATCHMAN® left atrial appendage closure device, along with operational growth in our other cardiology product lines, including our OptiCross™ Coronary Imaging Catheter, iLab® Intravascular Ultrasound Imaging System, and Polaris® Imaging System.

Our structural heart product offerings include our Lotus™ Valve System, a device for transcatheter aortic valve replacement and our WATCHMAN® device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. In October 2013, we received CE Mark approval and launched the Lotus™ Valve System in Europe. In September 2014, we initiated the REPRISE III clinical trial with first patient enrollment. The initiation of the REPRISE III clinical trial marks the beginning of the process required to support FDA premarket approval. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE Mark countries and other international countries. In the U.S., we completed the 18 month follow-up PREVAIL trial and final five year follow-up in the PROTECT AF trial to evaluate the safety and efficacy of the WATCHMAN® device in patients with nonvalvular atrial fibrillation versus long-term warfarin therapy and are working towards approval of the device. On October 8, 2014, the FDA Circulatory Device Panel of the Medical Devices Advisory Committee (the Panel) voted favorably (six yes to five no, with one abstention) that the benefits of the WATCHMAN® device outweigh the risks. The Panel also voted favorably (12 yes to zero no) on the reasonable assurance of safety while voting unfavorably (six yes to seven no, Chairman vote as tie-breaker) on the question of reasonable assurance of effectiveness. We are committed to working with the FDA to address the Panel’s comments and recommendations. We estimate FDA approval of this technology in the first half of 2015.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. Our worldwide net sales of PI products were $850 million for the year ended December 31, 2014, or approximately 12 percent of our consolidated net sales for the year ended December 31, 2014. Our worldwide net sales of PI products increased $41 million, or five percent, in 2014, as compared to 2013. Excluding the impact from changes in foreign currency exchange rates, which had a $15 million negative impact on our worldwide PI net sales in 2014, as compared to 2013, net sales of these products increased $56 million, or seven percent. The year-over-year increase in worldwide PI net sales was primarily driven by growth in our core PI franchise, particularly our interventional oncology franchise, as well as revenues from the Interventional Division of Bayer AG (Bayer).
On August 29, 2014, we completed the acquisition of the Interventional Division of Bayer for $414 million in cash. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The addition of Bayer's strong commercial organization and innovative technologies supports our strategy to provide a comprehensive portfolio of leading solutions to treat peripheral vascular disease. The transaction includes the leading AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used in an innovative and fast-growing therapy to remove plaque and thrombi from diseased arteries.

During the fourth quarter of 2012, we completed the acquisition of Vessix, a developer of catheter-based renal denervation systems for the treatment of resistant hypertension. Through the acquisition of Vessix, we added a highly differentiated technology to our hypertension strategy and launched this technology in Europe in May 2013. We have seen a slowdown in the resistant hypertension market in Europe following the failure of a competitor's large randomized clinical trial, which was announced during the first quarter of 2014. During the first half of 2014, based on a careful examination of the available data, we determined that additional clinical research was required before we pursue a large, global pivotal trial. In December 2014, we agreed upon a study protocol with the FDA for an innovative Investigational Device Exemption trial called REDUCE-HTN REINFORCE. The trial is designed to isolate the effects of our Vessix renal denervation system while minimizing the impact of multiple medications and patient compliance. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, we reduced our expectations for future revenue and recorded impairment charges related to the Vessix technology intangible assets during 2014. See Note D - Goodwill and Other Intangible Assets included in Item 8 of this Annual Report for further details.
Rhythm Management
Cardiac Rhythm Management

Our CRM division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator systems and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Our worldwide net sales of CRM products were $1.912 billion for the year ended December 31, 2014, or approximately 26 percent of our consolidated net sales for the year ended December 31, 2014. Our worldwide net sales of CRM products increased $26 million, or one percent, in 2014, as compared to 2013. Excluding the impact of changes in foreign currency exchange rates, which had a $14 million negative impact on our CRM net sales in 2014, as compared to 2013, net sales of these products increased $40 million, or two percent. The year-over-year increase in worldwide CRM net sales was primarily driven by increases in our denovo ICD market share as a result of our subcutaneous implantable cardiac defibrillator (S-ICD) technology and our new line of defibrillators; partially offset by lower volumes of replacement procedures and implantable cardiac resynchronization therapy defibrillator (CRT-D) market share losses in certain regions.
The following are the components of our worldwide CRM net sales:

	Year Ended			Year Ended
(in millions)	December 31, 2014			December 31, 2013
	U.S.	International	Total	U.S.	International	Total
Defibrillator systems	$867	$513	$1,380	$850	$505	$1,355
Pacemaker systems	255	277	532	267	264	531
CRM products	$1,122	$790	$1,912	$1,117	$769	$1,886

In February 2014, our European business initiated the full launch of our new X4 line of quadripolar CRT-D systems, including the AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 cardiac resynchronization therapy defibrillators (CRT-Ds), a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. In addition, in April 2014, we received FDA approval for the DYNAGEN™ MINI and INOGEN™ MINI ICDs, the smallest fully-powered standard longevity ICD on the market, as well as the DYNAGEN™ X4 and INOGEN™ X4 CRT-Ds. These new defibrillators were launched in the U.S. during the second quarter of 2014 and our global roll-out of this new line of defibrillators will continue into 2015. In addition, our new EL (extended longevity) line of ICDs, was launched in the U.S. in the first quarter of 2015. We also completed U.S. phase I enrollment in our Quadripolar lead clinical trial in the fourth quarter of 2014. We expect FDA approval of this lead in the first half of 2016.

Our pacemaker system net sales remained relatively flat during 2014, as compared to 2013. Our international pacemaker business grew primarily due to the continued adoption of our INGENIO™ family of pacemakers. This was offset by a decline in the U.S. pacemaker business primarily driven by price erosion. We are encouraged by physician feedback on our next generation Ingevity family of magnetic resonance imaging (MRI) compatible pacing leads in select international markets. Ingevity™ MRI pacing leads are part of the ImageReady™ MR-conditional pacemaker system, which includes VITALIO™ MRI, FORMIO™ MRI, ADVANTIO™ MRI and INGENIO™ MRI pulse generators. When used with the LATITUDE™ NXT Patient Management System, these devices wirelessly monitor patients for conditions such as atrial arrhythmias. We commenced the U.S. Investigational Device Exemption (IDE) trial for the Ingevity™ MRI pacing lead during February 2013. During the second half of 2014, we also received FDA approval of our new ACCOLADE™ family of pacemakers, the second generation of INGENIO pacemakers, and cardiac resynchronization therapy pacemakers, including a quadripolar header design. We expect to initiate a full launch of this technology in 2015.

During the second quarter of 2012, we completed the acquisition of Cameron Health, Inc. (Cameron). Cameron developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, which we believe is a differentiated technology that will provide us the opportunity to both increase our market share in the existing ICD market and expand that market over time. The first generation S-ICD® System has received CE Mark and FDA approval. We became supply constrained in early 2013 and were only able to provide a very limited supply of S-ICD® systems during the second and third quarters of 2013. During the fourth quarter of 2013, we resumed our launch of our S-ICD® System and have seen strong physician and patient interest in this differentiated technology. We are also developing the Emblem S-ICD® System, a next generation S-ICD® System that is smaller in size and offers improved battery longevity and remote monitoring capabilities. We expect to receive regulatory approvals and to initiate a full launch of the Emblem S-ICD® technology in Europe and the U.S. by the end of 2015.
Electrophysiology

Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance and responsiveness. Our worldwide net sales of Electrophysiology products were $227 million for the year ended December 31, 2014, or approximately three percent of our consolidated net sales for the year ended December 31, 2014. Our worldwide net sales of Electrophysiology products increased $72 million, or 47 percent, in 2014, as compared to 2013. Excluding the impact from changes in foreign currency exchange rates, which had a $2 million negative impact on our Electrophysiology net sales in 2014, as compared to 2013, net sales of these products increased $74 million, or 48 percent. The year-over-year increase in worldwide Electrophysiology net sales was driven by our acquisition of the electrophysiology business of C.R. Bard Inc. (Bard EP), which we completed on November 1, 2013. Through our acquisition of Bard EP, we obtained a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, which we believe allows us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure.
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
MedSurg
Endoscopy

Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of Endoscopy products were $1.323 billion for the year ended December 31, 2014, or approximately 18 percent of our consolidated net sales for the year ended December 31, 2014. Our worldwide net sales of Endoscopy products increased $43 million, or three percent, in 2014, as compared to 2013. Excluding the impact from changes in foreign currency exchange rates, which had a negative $23 million impact on our Endoscopy net sales in 2014, as compared to 2013, net sales of these products increased $66 million, or five percent. The year-over-year increase in worldwide Endoscopy net sales was primarily driven by growth across several of our key product franchises, including our biliary device franchise with continued growth of our ExpectTM Endoscopic Ultrasound Aspiration Needle and our metal stent franchise driven by our Biliary WallFlex® product family, and our hemostasis franchise with products such as our Resolution Clip for gastrointestinal bleeding.
Urology and Women’s Health

Our Urology and Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of Urology and Women's health products were $535 million for the year ended December 31, 2014, or approximately seven percent of our consolidated net sales for the year ended December 31, 2014. Our worldwide net sales of Urology and Women's health products increased $30 million, or six percent, in 2014, as compared to 2013. Excluding the impact from changes in foreign currency exchange rates, which had a negative $7 million impact on our Urology and Women's health net sales in 2014, as compared to 2013, net sales of these products increased $37 million, or seven percent. The year -over-year increase in worldwide Urology and Women's Health net sales was primarily attributable to growth in our Urology franchise as we continue to expand our international business.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). IoGyn has developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system and in October 2014, we launched the system in the United States.
Neuromodulation

Our Neuromodulation business offers the Precision® and Precision SpectraTM Spinal Cord Stimulator systems, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $472 million for the year ended December 31, 2014, or approximately six percent of our consolidated net sales for the year ended December 31, 2014. Our worldwide net sales of Neuromodulation products increased $19 million, or four percent, in 2014, as compared to 2013. Excluding the impact from changes in foreign currency exchange rates, which had a negative $1 million impact on our Neuromodulation net sales in 2014, as compared to 2013, net sales of these products increased $20 million, or five percent. The year-over-year increase in our worldwide Neuromodulation net sales was primarily driven by sales of our Precision Spectra System. The Precision Spectra System is the world's first and only spinal cord stimulation (SCS) system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. Significant changes to Medicare reimbursement for physician office trialing of SCS systems went into effect January 1, 2014, resulting in slower trialing volumes, which are typically a leading indicator of total SCS market growth. Due to these changes in reimbursement and lower market growth rates, as well as the higher prior year growth connected with the 2013 launch of Precision Spectra™, our revenue growth rate slowed throughout 2014.
We have CE Mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease, Tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions, in Europe. During 2013, we began our U.S. pivotal trial for the treatment of Parkinson's disease. We believe we have an exciting opportunity in DBS with the Vercise™ DBS System, which is designed to selectively stimulate targeted areas of the brain to customize therapy for patients and minimize side effects of unwanted stimulation.
Emerging Markets
As part of our strategic imperatives to drive global expansion, described in Item 1 of this Annual Report, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 developing countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets revenue grew 12 percent, as compared to the prior year, and was approximately ten percent of our consolidated net sales in 2014.
Neurovascular Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, $10 million during 2012, $30 million during 2013 and the final amount due to us in 2014. After the sale of our Neurovascular business to Stryker, we provided transitional services through a transition services agreement, and also manufactured and supplied products to Stryker through a supply agreement. These transition services and supply agreements substantially ended during 2013. Our sales related to our divested Neurovascular business have declined as the various transition services and supply agreements have terminated. We expect revenue from our divested Neurovascular business to be immaterial in 2015. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance. See Results of Operations below and Note C - Divestitures to our 2014 consolidated financial statements included in Item 8 of this Annual Report for additional information.
Restructuring Initiatives
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make the investments in research and development projects, capital, our people and other programs that we believe are important to drive our growth. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. Additional information can be found in Results of Operations below and Note H – Restructuring-related Activities to our 2014 consolidated financial statements included in Item 8 of this Annual Report.

Healthcare Policies
Political, economic and regulatory influences around the world continue subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation); coverage and payment policies; comparative effectiveness of therapies; technology assessments; and health care delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies, and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payors, and other stakeholders may be significant and may take a longer period of time to gain widespread adoption.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010. Certain provisions of the law have yet to be implemented and there are many programs and requirements for which the details have not yet been fully established or consequences not yet fully understood; therefore, it is unclear what the full impact will be from the law. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. We recorded $72 million and $73 million in 2014 and 2013, respectively, within our selling, general and administrative expenses. Other provisions of this law, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and will place a significant emphasis on clinical and economic data to demonstrate efficacy and justify the economic benefits of technology purchases.

We expect that pricing of medical devices will remain under pressure as alternative payment reform such as prospective payment systems for hospital care, value-based purchasing, and accountable care organizations (ACOs) continue to take shape globally. Some governments also seek to limit the growth of healthcare costs through price regulation. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan and Europe and other markets may limit the price of, or the level at which reimbursement is provided for, our products, which in turn may influence a hospital’s or physician's selection of products used to treat patients. In addition, in Japan, the government reviews reimbursement rate benchmarks every two years, which may significantly reduce reimbursement for procedures using our medical devices or deny coverage for those procedures. We expect the next reimbursement rate update in Japan to be completed and take effect for the majority of our businesses during the second quarter of 2016.

Any changes in government policies that lower reimbursement for our products or reduce medical procedure volumes in countries in which we conduct business could adversely affect our business and results of operations. We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally.

Results of Operations
Net Sales
Effective January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. We have three new global reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg. We have restated the 2012 information to conform to our new segment presentation.
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

				2014 versus 2013		2013 versus 2012
	Year Ended December 31,			As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis
(in millions)	2014	2013	2012
		(restated)	(restated)
Interventional Cardiology	$2,057	$1,997	$2,179	3%	5%	(8)%	(6)%
Peripheral Interventions	850	809	787	5%	7%	3%	5%
Cardiovascular	2,907	2,806	2,966	4%	5%	(5)%	(3)%

Cardiac Rhythm Management	1,912	1,886	1,908	1%	2%	(1)%	—%
Electrophysiology	227	155	147	47%	48%	5%	6%
Rhythm Management	2,139	2,041	2,055	5%	6%	(1)%	—%

Endoscopy	1,323	1,280	1,239	3%	5%	3%	7%
Urology and Women’s Health	535	505	500	6%	7%	1%	3%
Neuromodulation	472	453	367	4%	5%	23%	24%
MedSurg	2,330	2,238	2,106	4%	5%	6%	9%

Subtotal Core Businesses	7,376	7,085	7,127	4%	6%	(1)%	2%
Divested Businesses	4	58	122	(91)%	(91)%	(53)%	(52)%
Worldwide	$7,380	$7,143	$7,249	3%	5%	(1)%	1%

We restated worldwide sales for the twelve months ended December 31, 2013 and the twelve months ended December 31, 2012 to reflect the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014, which amounts were not material.

The constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note O - Segment Reporting to our 2014 consolidated financial statements contained in Item 8 of this Annual Report. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely. Refer to Executive Summary for further discussion of our net sales and a comparison of our 2014 and 2013 net sales.

In 2013, we generated net sales of $7.143 billion, as compared to $7.249 billion in 2012, a decrease of $106 million, or one percent. Our net sales were unfavorably impacted by $156 million from foreign currency fluctuations in 2013 as compared to 2012 and sales related to our divested Neurovascular business declined $64 million in 2013. Excluding the impact of foreign currency and sales from divested businesses, our net sales increased $114 million, or two percent, as compared to the prior year. This increase was due primarily to constant currency increases in net sales from our Endoscopy business of $87 million, from our Neuromodulation business of $87 million, and from our Peripheral Interventions business of $41 million. These increases were partially offset by a constant currency decrease in net sales from our Interventional Cardiology business of $121 million.

Gross Profit
Our gross profit was $5.170 billion in 2014, $4.969 billion in 2013, and $4.900 billion in 2012. As a percentage of net sales, our gross profit increased to 70.1 percent in 2014, as compared to 69.6 percent in 2013 and 67.6 percent in 2012. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended December 31,
	2014	2013
Gross profit - prior year	69.6%	67.6%
Manufacturing cost reductions	1.8%	1.9%
Neurovascular divestiture	0.4%	0.5%
Sales mix and pricing	(1.5)%	(0.9)%
All other, including other inventory charges, other period expense and net impact of foreign currency	(0.2)%	0.5%
Gross profit - current year	70.1%	69.6%

The increase in our gross profit margin for 2014, as compared to 2013, primarily resulted from manufacturing cost reductions as a result of our restructuring and other process improvement programs, as well as the positive impacts of lower sales related to our divested businesses, as these sales are at significantly lower gross profit margins. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales. In addition, during the second quarter of 2013, we recorded a $16 million credit to cost of products sold related to the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems, the impact of which is included in the "all other" caption in the table above.

The increase in our gross profit margin for 2013, as compared to 2012, is primarily the result of cost reductions from our restructuring and process improvement programs. Our gross profit margin was also positively impacted by lower sales related to our divested businesses. In addition, our 2013 gross profit margins were positively impacted by the final retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott, which is included in the "all other" caption in the table above. Partially offsetting these factors was the negative impact of pricing and sales mix related primarily to sales of our drug-eluting stent and CRM products.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2014		2013		2012
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	2,902	39.3%	2,674	37.4%	2,535	35.0%
Research and development expenses	817	11.1%	861	12.0%	886	12.2%
Royalty expense	111	1.5%	140	2.0%	153	2.1%
Selling, General and Administrative (SG&A) Expenses
In 2014, our SG&A expenses increased $228 million, or nine percent, as compared to 2013, and were 190 basis points higher as a percentage of net sales. This increase was driven primarily by SG&A increases related to business combinations that we have completed over the last several years, product launches and other commercial and corporate programs, variable employee-related benefits and our expansion efforts in emerging markets, partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives.
In 2013, our SG&A expenses increased $139 million, or five percent, as compared to 2012, and were 240 basis points higher as a percentage of net sales. This increase was driven primarily by our increased investment related to acquisitions, strategic growth initiatives, and expansion efforts in emerging markets, as well as $73 million of expense associated with the new excise tax on U.S. sales of Class I, II and III medical devices that went into effect January 1, 2013. Partially offsetting these increases were declines in spending as a result of our restructuring and other cost reduction initiatives and the impact of changes in foreign currency exchange rates.

Research and Development (R&D) Expenses
In 2014, our R&D expenses decreased $44 million, or five percent, as compared to 2013, and were 90 basis points lower as a percentage of net sales. The decrease was due primarily to the benefits from our initiatives to transform our research and development efforts to be more effective and cost efficient, as well as the timing of certain R&D programs. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
In 2013, our R&D expenses decreased $25 million, or approximately three percent, as compared to 2012, and were 20 basis points lower as a percentage of net sales. The decrease was due primarily to our cost reduction initiatives associated with our restructuring programs and the benefits from our strategy to transform our research and development efforts to be more effective and cost efficient. Partially offsetting the decrease was R&D funding for our acquisitions.
Royalty Expense
In 2014, our royalty expense decreased $29 million, or 21 percent, as compared to 2013, and was 50 basis points lower as a percentage of net sales. The decrease relates primarily to the renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure.
In 2013, our royalty expense decreased $13 million, or nine percent, as compared to 2012, and was ten basis points lower as a percentage of net sales. The decrease related primarily to lower sales of our royalty-bearing products within our Interventional Cardiology business.
Amortization Expense
Our amortization expense was $438 million in 2014, as compared to $410 million in 2013, an increase of $28 million or seven percent. This increase was due primarily to amortizable intangible assets acquired during the fourth quarter of 2013 and during 2014.
Amortization expense was $410 million in 2013, as compared to $395 million in 2012, an increase of $15 million or four percent. This increase was due primarily to intangible assets associated with acquisitions we completed in the fourth quarter of 2012 and the electrophysiology business of C.R. Bard, Inc., which we acquired in the fourth quarter of 2013.
Amortization expense is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill & Intangible Asset Impairment Charges
We have recorded intangible asset impairment charges, including impairments of in-process research and development, of $195 million in 2014, $53 million in 2013 and $142 million in 2012.
In 2013, we recorded a goodwill impairment charge of $423 million following our reorganization from geographic regions to global business units on January 1, 2013. In 2012, we recorded total goodwill impairment charges of $4.350 billion, the majority of which related to our former Europe, Middle East and Africa (EMEA) reporting unit. No goodwill impairment charges were recorded in 2014.
See Note D - Goodwill and Other Intangible Assets to our consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, for additional details related to our goodwill and intangible asset impairment charges.
Refer to Critical Accounting Estimates for a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and amortizable intangible assets. Goodwill impairment charges and intangible asset impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
Contingent Consideration Expense
We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $85 million in 2014, a net expense of $4 million in 2013 and a net benefit of $6 million in 2012. See Note B – Acquisitions to our 2014 consolidated financial statements contained in Item 8 of this Annual Report for further discussion of our contingent consideration expense associated with our acquisitions. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring-related Activities and Charges

We recorded restructuring charges pursuant to our restructuring plan of $69 million during 2014, $101 million during 2013, and $136 million during 2012. In addition, we recorded expenses within other lines of out accompanying consolidated statements of operations related to our restructuring initiatives of $48 million during 2014, $23 million during 2013, and $24 million during 2012.
2014 Restructuring Plan

As of December 31, 2014, we have recorded costs of $142 million under the 2014 Restructuring Plan, of which $94 million has been recorded as restructuring charges and the remaining portion has been recorded through other lines within our consolidated statement of operations. We estimate that the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million and reduce gross annual pre-tax operating expenses by approximately $175 million to $225 million by the end of 2015, which is when we expect the plan will be substantially complete. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives.
Other Restructuring Plans
Our other restructuring plans, including our 2011 Restructuring Plan, 2010 Restructuring Plan and our Plant Optimization Program were substantially completed in years prior to 2014.
We made cash payments of $112 million in 2014, $141 million in 2013, and $149 million in 2012 associated with our restructuring initiatives. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

See Note H - Restructuring-related Activities to our 2014 consolidated financial statements included in Item 8 of this Annual Report for additional details on our restructuring plans and activities.
Litigation-related Charges and Credits

We recorded net litigation-related charges in the amount of $1.036 billion, $221 million and $192 million, during 2014, 2013 and 2012, respectively. The charges recorded in 2014 included a $600 million charge related to the agreement between our subsidiary, Guidant Corporation (Guidant) and Johnson & Johnson signed on February 13, 2015, to settle the breach of merger agreement lawsuit brought by Johnson & Johnson, stemming from our acquisition of Guidant. In exchange, we have agreed to make aggregate payments totaling $600 million to Johnson & Johnson. These charges are excluded by management for purposes of evaluating operating performance. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See Note K - Commitments and Contingencies to our 2014 consolidated financial statements contained in Item 8 of this Annual Report for additional discussion of our litigation-related matters.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We recorded a pre-tax gain of $12 million during 2014, a gain of $38 million during 2013 and a gain of $15 million during 2012 associated with the transaction. These divestiture-related gains are excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense decreased to $216 million in 2014, as compared to $324 million in 2013. The decrease was primarily due to $70 million of debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of accelerated amortization of interest rate hedge gains related to the early extinguishment of $1.450 billion of debt during the third quarter of 2013. Debt extinguishment charges are excluded by management for purposes of evaluating operating performance. Our average borrowing rate was 4.8 percent in 2014, as compared to 6.9 percent in 2013, which includes the impact of the debt extinguishment charges. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our 2014 consolidated financial statements contained in Item 8 of this Annual Report for information regarding our debt obligations.

Our interest expense increased to $324 million in 2013, as compared to $261 million in 2012. The increase was primarily due to $70 million of debt extinguishment charges discussed above, which were recorded during the third quarter of 2013. Including the debt extinguishment charges, our average borrowing rate was 6.9 percent in 2013 and 5.5 percent in 2012.
Other, net
Our other, net reflected income of $8 million in 2014, expense of $19 million in 2013, and income of $22 million in 2012. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2014	2013	2012
Interest income	$5	$6	$5
Foreign currency losses	(18)	(11)	(18)
Net gains (losses) on investments	27	(9)	37
Other expense, net	(6)	(5)	(2)
	$8	$(19)	$22

During 2014, we recognized gains of $19 million associated with the acquisition of IoGyn, Inc. related to previously held investments and other net gains related to our investment portfolio of $8 million. During 2013, we recognized losses on investments of $9 million due to $7 million in investment impairments and $2 million for equity method adjustments on investments. During 2012, we recognized gains of $39 million associated with Cameron in which we held prior equity interests, which were partially offset by net losses of $2 million related to our investment portfolio. The acquisition-related gains from previously held investments are excluded by management for purposes of evaluating operating performance.
Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2014	2013	2012
Reported tax rate	76.7%	46.0%	(1.0)%
Impact of certain receipts/charges*	(64.5)%	(35.4)%	12.7%
	12.2%	10.6%	11.7%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2014, as compared to 2013 and 2012, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2014, these receipts and charges included intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. Our reported tax rate for 2014 was also affected by discrete tax items primarily related to resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions and benefit due to change in uncertain tax positions due to a favorable court ruling, offset by a charge due to translation gain on previously taxed income. In 2013, these receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net charges, litigation- and restructuring-related charges, and debt extinguishment charges. Our reported tax rate for 2013 was also affected by discrete tax items related primarily to the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions and benefit due to reinstatement of certain tax legislation that has been retroactively applied. In 2012, these receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net credits, and litigation- and restructuring-related charges. Our reported tax rate for 2012 was also affected by discrete tax items related primarily to the resolution of an uncertain tax position resulting from an unfavorable court ruling. Excluding the impact of these receipts and charges in 2014, 2013 and 2012, the change in our reported tax rate between years is primarily the result of shifts in the geographic mix of our business.

We have received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. We believe we have meritorious defenses for our tax filings and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. The IRS is currently examining the 2008 through 2010 tax years of Boston Scientific. During 2014, we received a Revenue Agent Report from the Internal Revenue Service (IRS) reflecting significant proposed audit adjustments for our 2008, 2009, and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in the U.S. Tax Court for our tax years 2001-2007. As with prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through appropriate IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of December 31, 2014. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations or cash flows. Also, in connection with the IRS issues, a number of agreed adjustments were contained in the IRS report and no tax was paid on these amounts as the U.S. Tax Court case is still pending. However, the amounts were reclassified from our uncertain tax positions to long-term payable as these items have been agreed to and are no longer uncertain.

See Note J - Income Taxes to our 2014 consolidated financial statements included in Item 8 of this Annual Report for additional details on our tax rate and our tax court disputes.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations and access to capital markets and revolving credit facility will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, fund possible mergers and/or acquisitions, service our existing debt and return value to investors through potential share repurchases for the next twelve months. On February 13, 2015, we signed an agreement with Johnson & Johnson to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant. As a result of the settlement agreement, Johnson & Johnson agreed to dismiss permanently its action without acknowledgment of liability by Guidant. In exchange, we have agreed to make aggregate payments totaling $600 million to Johnson & Johnson. Under the terms of the agreement, we agreed to pay Johnson & Johnson $300 million within 10 days of the date of the agreement and an additional $300 million within 60 days of the date of the agreement. We expect to fund these payments through cash on hand, cash from our continuing operations and our revolving credit facility. See Note K - Commitments and Contingencies for additional information on the settlement agreement.
As of December 31, 2014, we had $587 million of cash and cash equivalents on hand, comprised of $151 million invested in money market and government funds and $436 million in short-term time deposits and interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and $300 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in millions)	2014	2013	2012
Cash provided by operating activities	$1,269	$1,110	$1,280
Cash used for investing activities	(745)	(475)	(579)
Cash used for financing activities	(150)	(624)	(764)
Operating Activities
During 2014, we generated $1.269 billion from operating activities, as compared to $1.110 billion in 2013, an increase of $159 million or 14 percent. This increase was primarily due to reductions in our accounts receivable due to a government funded settlement of outstanding receivables in Spain during 2014 and lower payments related to interest and costs associated with debt extinguishment; partially offset by increases in our inventory levels and higher payments related to contingent consideration.
During 2013, we generated $1.110 billion from operating activities, as compared to $1.280 billion in 2012, a decrease of $170 million, or 13 percent. This decrease was primarily due to the impact of increased levels of accounts receivable of approximately $100 million, costs related to debt extinguishment of approximately $70 million and net payments associated with litigation of approximately $50 million; partially offset by a final cash receipt associated with our Promus® supply agreement with Abbott.

Investing Activities
During 2014, cash used for investing activities was $745 million. Our investing activities included $486 million of payments for the acquisitions of IoGyn, and the Interventional Division of Bayer, net of cash acquired. Cash used for investing activities also included purchases of property, plant and equipment of $259 million. This was partially offset by proceeds related to our divested businesses of $12 million.
During 2013, cash used for investing activities was $475 million. Our investing activities included capital expenditures of $245 million and a $274 million payment for the acquisition of C.R. Bard's electrophysiology business. These expenditures were partially offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in 2013.
During 2012, cash used for investing activities was $579 million. Our investing activities included capital expenditures of $226 million and payments for the acquisitions of Cameron Health Inc., Bridgepoint Medical Inc., Rhythmia Medical Inc., and Vessix Vascular Inc., totaling $366 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our 2014 consolidated financial statements included in Item 8 of this Annual Report. Additionally, our financing activities included $34 million of contingent payments in 2014, $160 million of payments in 2013 and $146 million of payments in 2012 associated with our previous acquisitions.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors of this Annual Report, some of which are outside our control. Macroeconomic conditions, adverse litigation outcomes and other risk and uncertainties that could limit our ability to successfully execute our business plans and adversely affect our liquidity plans.
Debt
We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy.

We had total debt of $4.262 billion as of December 31, 2014 and $4.240 billion as of December 31, 2013 which consisted of the following:
Credit Facilities
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. There were no amounts borrowed under our revolving credit facility as of December 31, 2014 or December 31, 2013.
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. We had no borrowings outstanding under this facility as of December 31, 2014 and December 31, 2013.
Term Loan
In August 2013, we entered into a new $400 million, unsecured term loan facility. We had $400 million outstanding under this facility as of December 31, 2014.
Our revolving credit facility and our term loan facility require that we maintain certain financial covenants as outlined in Note F - Borrowings and Credit Agreements to our 2014 consolidated financial statements contained in Item 8 of this Annual Report. As of and through December 31, 2014, we were in compliance with the required covenants. Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Senior Notes

We had senior notes outstanding of $3.800 billion as of December 31, 2014 and 2013. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries.
The debt maturity schedule for the significant components of our debt obligations as of December 31, 2014 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior Notes	$400	$600	$250	$600	$—	$1,950	$3,800
Term Loan	—	80	80	240	—	—	400
	$400	$680	$330	$840	$—	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Other Arrangements
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $363 million as of December 31, 2014. We de-recognized $167 million of receivables as of December 31, 2014 at an average interest rate of 3.2 percent, and $146 million as of December 31, 2013 at an average interest rate of 3.3 percent. In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $175 million as of December 31, 2014). We de-recognized $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent and $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent.
As of December 31, 2014, we had outstanding letters of credit of $59 million, as compared to $78 million as of December 31, 2013, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2014 and 2013, none of the beneficiaries had drawn upon the letters of credit or guarantees.
For additional details related to our debt, including our revolving credit facility, term loan, senior notes and other arrangements, see Note F - Borrowings and Credit Arrangements to our 2014 consolidated financial statements included in Item 8 of this Annual Report.
Equity
During 2014 we received $60 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $74 million in 2013 and $21 million 2012. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
We repurchased 10 million shares of our common stock for $125 million during 2014, 51 million shares for $500 million during 2013, and 105 million shares for $600 million during 2012. As of December 31, 2014, we had remaining approximately $535 million authorized under our 2013 share repurchase program. There were approximately 248 million shares in treasury as of December 31, 2014 and 238 million shares in treasury as of December 31, 2013.
Stock-based compensation expense related to our stock equity compensation and ownership plans was $103 million in 2014, $105 million in 2013, and $108 million in 2012. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.
Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2014.

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations	$400	$680	$330	$840	$—	$1,950	$4,200
Interest payments (1)	220	175	144	134	116	934	1,723
Litigation Settlements	600	—	—	—	—	—	600
Lease obligations (1)	59	51	34	25	21	28	218
Purchase obligations (1)	183	17	—	—	1	5	206
Minimum royalty obligations (1)	2	2	4	7	10	29	54
Unrecognized tax benefits	4	—	—	—	—	—	4
	$1,468	$925	$512	$1,006	$148	$2,946	$7,005

(1)	In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.
The amounts in the table above with respect to lease obligations represent amounts pursuant to contractual arrangements for the lease of property, plant and equipment used in the normal course of business. Litigation settlements relate to the settlement agreement between Guidant and Johnson & Johnson, signed on February 13, 2015. Purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. Royalty obligations reported above represent minimum contractual obligations under our current royalty agreements. The table above does not reflect unrecognized tax benefits of $1.047 billion the timing of which is uncertain. Refer to Note J – Income Taxes to our 2014 consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.
With certain of our acquisitions, we acquired in-process research and development projects that require future funding to complete the projects. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We estimate that the total remaining cost to complete the in-process research and development projects we acquired is between $100 million and $150 million. Net cash inflows from the projects currently in development are expected to commence in 2015 through 2018, following the respective launches of these technologies in the U.S., Europe and Japan regions. Certain of our acquisitions also involve the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note B – Acquisitions to our 2014 consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with prior acquisitions and the fair value of our contingent consideration liabilities as of December 31, 2014.

Legal Matters
For a discussion of our material legal proceedings see Note K – Commitments and Contingencies to our 2014 consolidated financial statements included in Item 8 of this Annual Report.
Critical Accounting Estimates
Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP.
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. We consider estimates to be critical if (i) we are required to make assumptions about material matters that are uncertain at the time of estimation or if (ii) materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Bad Debt Reserves, Inventory Provisions, Valuation of Contingent Consideration Liabilities and Intangible Assets (including CRM-related Amortizable Intangible Assets), Goodwill Valuation, Legal and Product Liability Accruals and Income Taxes.
See Note A-Significant Accounting Policies to our 2014 consolidated financial statements included in Item 8 of this Annual Report for additional information related to our accounting policies and our consideration of these areas critical accounting areas. In addition, see Note D - Goodwill and Other Intangible Assets for further discussion on the valuation of goodwill and intangibles (including CRM-related amortizable intangibles), Note J -Income Taxes for further discussion on income tax related matters and Note K - Commitments and Contingencies for further discussion on legal and product liability matters.

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
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. If the carrying value of the intangible asset is not recoverable,we will write the carrying value down to fair value in the period identified. We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets; and, we review our indefinite-lived assets for classification and impairment more frequently if changes in circumstances or indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.

Valuation of CRM-related Amortizable Intangible Assets

Certain of our amortizable intangible assets that relate to our CRM business are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. Key assumptions we have made in determining the recoverability of these assets include how we grouped our assets for purposes of measuring cash flows, the estimated life of those cash flows and our expectations for the amount of cash flows generated by these assets over their remaining useful life.

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

The recoverability of our CRM-related amortizable intangible assets is sensitive to future cash flow assumptions and our global CRM business performance. The amount of future cash flows within our recoverability analysis include our future projections of revenue, expenses and capital expenditures, which are based on our most recent operational budgets, long range strategic plans and other estimates. These future cash flow assumptions consider the significant investments we have made to renew the CRM reporting unit's product portfolio within its existing core franchises and to develop what we believe to be unique innovative solutions that utilize our core technology; the increased impact to the CRM reporting unit from emerging markets; and demographic trends toward an aging population. Further, while our CRM revenue declined in 2012 and 2013 as a result of factors specific to our CRM business and contraction in the overall CRM market; our CRM business grew one percent in 2014, we believe our CRM revenue will experience low growth over the remaining useful life of our CRM amortizing intangible assets.

We continue to perform thorough reviews of the CRM market and our recent business results within the market, and consider the impacts on future expectations of performance to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of our CRM-related amortizable intangible assets.
Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (Topic 350). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our 2014 and 2013 annual impairment assessment we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health and Neuromodulation.

During 2014, 2013, and 2012, we used only the income approach, specifically the DCF method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk-adjusted weighted-average cost of capital (WACC) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.

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

In the second quarter of 2014, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. As a result of the 2014 annual goodwill impairment test, we identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. As of the date of our annual goodwill impairment test, our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 55 percent and held $1.356 billion of allocated goodwill. As of the date of our annual goodwill impairment test, our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 38 percent and held $292 million of allocated goodwill. During the fourth quarter of 2014, due to changes in our expectations of the timing and amount of future revenue and cash flow related to our Electrophysiology reporting unit, we performed an interim goodwill impairment test on this reporting unit. Based on this assessment, we concluded that the fair value of the Electrophysiology reporting unit exceeded its carrying value; however the level of excess fair value over the carrying value had declined to approximately 26 percent. Our global Cardiac Rhythm Management (CRM) reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill or intangible asset impairment charges. For example, based on the interim goodwill assessment performed on our Electrophysiology reporting unit during the fourth quarter of 2014, keeping all other variables constant, an increase in the WACC applied of 50 basis points combined with a 100 basis point decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test. As of the date of our annual goodwill impairment test, keeping all other variables constant, an increase in the WACC applied of 100 basis points combined with a 150 basis points decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for our global Neuromodulation reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.
Legal and Product Liability Accruals
In the normal course of business, we are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Litigation and product liability matters are inherently uncertain and the outcomes of individual matters are difficult to predict and quantify. As such, significant judgment is required in determining our legal and product liability accruals. Our estimates related to our legal and product liability accruals may change as additional information becomes available to us, including information related to the nature or existence of claims against us; trial court or appellate proceedings; and mediation, arbitration or settlement proceedings.
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
New Accounting Pronouncements
See Note Q - New Accounting Pronouncements to our 2014 consolidated financial statements included in Item 8 of this Annual Report for additional information on Standards Implemented and Standards to be Implemented.
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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures as well as reasons for excluding each of these individual items:

Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - This amount represents (a) non-cash write-downs of certain intangible asset balances during 2014, 2013, and 2012; a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013; a non-cash write-down of our goodwill balance attributable to our former U.S. Cardiac Rhythm Management reporting unit in the third quarter of 2012; and a non-cash write-down of our goodwill balance attributable to our former EMEA reporting unit in the second quarter of 2012. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

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

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods in conjuction with the purchase accounting for an acquisition or as a result of intangible asset impairment charges; acquisition-, divestiture-, restructuring- or litigation-related charges or credits. These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Debt extinguishment charge - This item represents premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.450 billion of debt during the third quarter of 2013. We believe these are infrequently occuring charges and do not reflect expected on-going results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

On November 7, 2014, David A. Pierce, our Senior Vice President and President, Endoscopy, entered into a Rule 10b5-1 Trading Plan. Mr. Pierce’s plan covers the sale of 17,561 shares of our stock held by him and the sale of shares of our stock to be acquired upon (A) exercise of 50,931 stock options, (B) vesting of deferred stock units representing 23,236 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting) and (C) vesting of the 2012 Free Cash Flow Performance Share Units representing 20,701 shares and the 2012 Total Stockholder Return Performance Share Units1 (in each case the amount to be sold will be the total amount of shares issued net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Mr. Pierce’s plan are based upon pre-established dates and stock price thresholds. Mr. Pierce’s plan will terminate on the earlier of (among other things) December 31, 2015 and the date all shares subject to the plan have been sold. Any transaction under Mr. Pierce’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission.

On November 7, 2014, Karen Prange, our Senior Vice President and President, Urology and Women’s Health, entered into a Rule 10b5-1 Trading Plan. Ms. Prange’s plan covers the sale of 19,753 shares of our stock held by her and the sale of shares of our stock to be acquired upon vesting of deferred stock units representing 31,685 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Ms. Prange’s plan are based upon pre-established dates and stock price thresholds. Ms. Prange’s plan will terminate on the earlier of (among other things) December 31, 2015 and the date all shares subject to the plan have been sold. Any transaction under Ms. Prange’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission.

On November 19, 2014, Michael P. Phalen, our Executive Vice President and President, MedSurg, entered into a Rule 10b5-1 Trading Plan. Mr. Phalen’s plan covers the sale of 41,085 shares of our stock held by him and the sale of shares of our stock to be acquired upon (A) exercise of 139,773 stock options, (B) vesting of deferred stock units representing 32,304 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting) and (C) vesting of the 2012 Free Cash Flow Performance Share Units representing 41,401 shares and the 2012 Total Stockholder Return Performance Share Units1 (in each case the amount to be sold will be the total amount of shares issued net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Mr. Phalen’s plan are based upon pre-established dates and stock price thresholds. Mr. Phalen’s plan will terminate on the earlier of (among other things) December 31, 2015 and the date all shares subject to the plan have been sold. Any transaction under Mr. Phalen’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission.

_____________________
1 The number of shares to be awarded to a participant under the Company’s 2012 Total Shareholder Return Performance Share Plan, if any, will be determined by the Executive Compensation and Human Resources Committee of the Board of Directors following December 31, 2014.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Boston Scientific Corporation and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2015

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.648 billion as of December 31, 2014 and $4.516 billion as of December 31, 2013. We recorded $419 million of other assets and $36 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2014, as compared to $264 million of other assets and $55 million of other liabilities as of December 31, 2013. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $210 million as of December 31, 2014 and $257 million as of December 31, 2013. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $257 million as of December 31, 2014 and by $314 million as of December 31, 2013. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt. We recorded $25 million of other assets and no amount of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2014. We recorded $1 million of other assets and $8 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2013. A one-percentage point increase in interest rates would have decreased the derivative instruments’ fair value by $35 million as of December 31, 2014 and by $37 million as of December 31, 2013. A one-percentage point decrease in interest rates would have increased the derivative instruments’ fair value by $39 million as of December 31, 2014 and by $41 million as of December 31, 2013. As of December 31, 2014, $3.387 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 80 percent of our total debt.
See Note E – Fair Value Measurements to our 2014 consolidated financial statements contained in Item 8 of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2015

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
in millions, except per share data	2014	2013	2012

Net sales	$7,380	$7,143	$7,249
Cost of products sold	2,210	2,174	2,349
Gross profit	5,170	4,969	4,900

Operating expenses:
Selling, general and administrative expenses	2,902	2,674	2,535
Research and development expenses	817	861	886
Royalty expense	111	140	153
Amortization expense	438	410	395
Goodwill impairment charges	—	423	4,350
Intangible asset impairment charges	195	53	142
Contingent consideration expense (benefit)	(85)	4	(6)
Restructuring charges	69	101	136
Litigation-related charges	1,036	221	192
Gain on divestiture	(12)	(38)	(15)
	5,471	4,849	8,768
Operating income (loss)	(301)	120	(3,868)

Other income (expense):
Interest expense	(216)	(324)	(261)
Other, net	8	(19)	22
Income (loss) before income taxes	(509)	(223)	(4,107)
Income tax (benefit) expense	(390)	(102)	(39)
Net income (loss)	$(119)	$(121)	$(4,068)

Net income (loss) per common share — basic	$(0.09)	$(0.09)	$(2.89)
Net income (loss) per common share — assuming dilution	$(0.09)	$(0.09)	$(2.89)

Weighted-average shares outstanding
Basic	1,324.3	1,341.2	1,406.7
Assuming dilution	1,324.3	1,341.2	1,406.7

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
in millions, except share and per share data	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$587	$217
Trade accounts receivable, net	1,183	1,307
Inventories	946	897
Deferred and prepaid income taxes	447	288
Other current assets	443	302
Total current assets	3,606	3,011
Property, plant and equipment, net	1,507	1,546
Goodwill	5,898	5,693
Other intangible assets, net	5,606	5,950
Other long-term assets	425	371
TOTAL ASSETS	$17,042	$16,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$403	$3
Accounts payable	262	246
Accrued expenses	1,950	1,348
Other current liabilities	231	227
Total current liabilities	2,846	1,824
Long-term debt	3,859	4,237
Deferred income taxes	1,214	1,402
Other long-term liabilities	2,666	2,569

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,575,018,236 shares as of December 31, 2014 and1,560,302,634 shares as of December 31, 2013	16	16
Treasury stock, at cost - 247,566,270 shares as of December 31, 2014 and 238,006,570 shares as of December 31, 2013	(1,717)	(1,592)
Additional paid-in capital	16,703	16,579
Accumulated deficit	(8,689)	(8,570)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(38)	(16)
Unrealized gain on derivative financial instruments	219	141
Unrealized costs associated with certain retirement plans	(37)	(19)
Total stockholders’ equity	6,457	6,539
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,042	$16,571
See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive
in millions, except share data	Shares Issued	Par Value	Stock	Capital	Deficit	Income (Loss)
Balance as of December 31, 2011	1,531,006,390	$15	$(492)	$16,349	$(4,381)	$(138)
Comprehensive loss
Net loss					(4,068)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment						32
Net change in derivative financial instruments						82
Net change in certain retirement plans						(9)
Impact of stock-based compensation plans, net of tax	11,340,798			80
Acquisition of treasury stock			(600)
Balance as of December 31, 2012	1,542,347,188	$15	$(1,092)	$16,429	$(8,449)	$(33)
Comprehensive loss
Net loss					(121)
Other comprehensive income, net of tax
Foreign currency translation adjustment						10
Net change in derivative financial instruments						107
Net change in certain retirement plans						22
Impact of stock-based compensation plans, net of tax	17,955,446	1		150
Acquisition of treasury stock			(500)
Balance as of December 31, 2013	1,560,302,634	$16	$(1,592)	$16,579	$(8,570)	$106
Comprehensive loss
Net loss					(119)
Other comprehensive income, net of tax
Foreign currency translation adjustment						(22)
Net change in derivative financial instruments						78
Net change in certain retirement plans						(18)
Impact of stock-based compensation plans, net of tax	14,715,602	—		124
Acquisition of treasury stock			(125)
Balance as of December 31, 2014	1,575,018,236	$16	$(1,717)	$16,703	$(8,689)	$144

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2014	2013	2012
Net income (loss)	$(119)	$(121)	$(4,068)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	10	32
Net change in unrealized gains and losses on derivative financial instruments, net of tax	78	107	82
Net change in unrealized costs associated with certain retirement plans	(18)	22	(9)
Total other comprehensive income (loss)	38	139	105
Total comprehensive income (loss)	$(81)	$18	$(3,963)

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2014	2013	2012
Operating Activities
Net income (loss)	$(119)	$(121)	$(4,068)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Gain on sale of businesses	(12)	(38)	(15)
Depreciation and amortization	725	689	683
Deferred and prepaid income taxes	(397)	(223)	(166)
Stock-based compensation expense	103	105	108
Goodwill impairment charges	—	423	4,350
Intangible asset impairment charges	195	53	142
Net losses (gains) on investments and notes receivable	(27)	9	(37)
Contingent consideration expense (benefit)	(85)	4	(6)
Payment of contingent consideration in excess of amounts established in purchase accounting	(103)	(5)	(8)
Other, net	27	31	(7)
Increase (decrease) in cash flows from operating assets and liabilities:
Trade accounts receivable	53	(101)	37
Inventories	(81)	(7)	66
Other assets	(33)	91	(68)
Accounts payable and accrued expenses	620	(9)	(111)
Other liabilities	403	209	380
Cash provided by operating activities	1,269	1,110	1,280

Investing Activities
Property, plant and equipment
Purchases of property, plant and equipment	(259)	(245)	(226)
Proceeds on disposals	—	53	16
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(486)	(274)	(366)
Divestitures
Proceeds from business divestitures, net of costs	12	30	10
Other investing activity
Payments for investments and acquisitions of certain technologies	(26)	(44)	(22)
Proceeds from investments and collections of notes receivable	14	5	9
Cash used for investing activities	(745)	(475)	(579)

Financing Activities
Debt
Payments of contingent consideration amounts previously established in purchase accounting	(34)	(160)	(146)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,440	—
Payments on long-term borrowings	—	(1,450)	(10)
Proceeds from borrowings on credit facilities	810	340	371
Payments on borrowings from credit facilities	(810)	(340)	(380)
Equity
Payments for acquisitions of treasury stock	(125)	(500)	(600)
Cash used to net share settle employee equity awards	(51)	(28)	(20)
Proceeds from issuances of shares of common stock	60	74	21
Cash used for financing activities	(150)	(624)	(764)

Effect of foreign exchange rates on cash	(4)	(1)	3

Net increase (decrease) in cash and cash equivalents	370	10	(60)
Cash and cash equivalents at beginning of period	217	207	267
Cash and cash equivalents at end of period	$587	$217	$207

Supplemental Information
Cash paid for income taxes, net	$74	$67	$97
Cash paid for interest	221	329	255
Fair value of contingent consideration recorded in purchase accounting	3	—	467

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial or operating interests in any VIEs and therefore did not consolidate any VIEs during the years ended December 31, 2014, 2013, and 2012.
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
Basis of Presentation
The accompanying consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Regulation S-X.
Reclassifications
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units. As such, we have reclassified certain prior year amounts to conform to the current year’s presentation. We also restated segment information for the prior periods for the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014. See Note D - Goodwill and Other Intangible Assets and Note O – Segment Reporting for further details.
Additionally, certain prior year cash outflows from net share settling employee equity awards to satisfy their tax withholding requirement have been reclassified from an operating activity to a financing activity within our consolidated statements of cash flows. Amounts reclassified from operating to financing activities were not material.
In addition, we restated components of our tabular disclosures of our deferred tax assets and liabilities along with our tabular rollforward of unrecognized tax benefit from prior year’s presentation, to include certain deferred tax assets that have been recorded net of valuation allowance and uncertain tax position. This restatement was performed to better present our overall deferred tax inventory and unrecognized tax positions but had no material impact on the prior year presentations of our consolidated statement of operation or consolidated balance sheet. See Note J - Income Taxes for further details.
Finally, we restated segment information for the prior periods based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange rate fluctuations. Refer to Note O - Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. On February 13, 2015, we signed an agreement with Johnson & Johnson to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant Corporation (Guidant), stemming from our acquisition of Guidant. As a result of the settlement agreement, Johnson & Johnson has agreed to dismiss permanently its action without acknowledgment of liability by Guidant. In exchange, we have agreed to make aggregate payments totaling $600 million to Johnson & Johnson. This settlement is considered a material recognized subsequent event and has been reflected appropriately in our accompanying consolidated financial statements. See Note K– Commitments and Contingencies for futher details.
In addition, those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. See Note K– Commitments and Contingencies for further details.

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
We record available-for-sale investments at fair value and exclude unrealized gains and temporary losses on available-for-sale securities from earnings, reporting such gains and losses, net of tax, as a separate component of stockholders’ equity, until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We held no available-for-sale securities during 2014, 2013, and 2012.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institutions and generally do not require collateral. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on historical information and management's best estimates. Amounts determined to be uncollectible are written off against this reserve. We recorded write-offs of uncollectible accounts receivable of $15 million in 2014, $12 million in 2013, and $7 million in 2012. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2014, 2013, and 2012 or accounts receivable at December 31, 2014 or 2013; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.
We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Spain and Portugal are subject to an increased number of days outstanding relative to other countries prior to payment. Historically, receivable balances with certain publicly-owned hospitals in these countries accumulate over a period of time and are then subsequently settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2014, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write-offs of uncollectible amounts may increase. As of December 31, 2014, our net receivables in these countries greater than 180 days past due totaled approximately $26 million, of which approximately $11 million were past due greater than 365 days.

Revenue Recognition
We generate revenue primarily from the sale of single-use medical devices, and present revenue net of sales taxes in our consolidated statements of operations. We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless we are required to provide additional services, and provided we can form an estimate for sales returns. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For revenue arrangements with multiple deliverables, where the sale of a device is combined with a future service obligation, we defer revenue on the undelivered element and recognize this revenue over the related service period. Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE® Patient Management System, which represents a future service obligation. We do not have vendor specific objective evidence of selling price available related to our future service obligations; therefore, we determine our estimates of selling price using third party evidence when available; otherwise, we use our best estimate of selling price. We allocate arrangement consideration using the relative selling price method.
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
Changes in our product warranty accrual during 2014, 2013, and 2012 consisted of the following (in millions):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$28	$26	$30
Provision	9	12	8
Settlements/ reversals	(12)	(10)	(12)
Ending balance	$25	$28	$26
Inventories
We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory. Approximately 40 percent of our finished goods inventory as of December 31, 2014 and December 31, 2013 was at customer locations pursuant to consignment arrangements or held by sales representatives.
Property, Plant and Equipment
We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to ten year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $287 million in 2014, $279 million in 2013, and $288 million in 2012.

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
Indefinite-lived Intangibles, including In-Process Research and Development
Our indefinite-lived intangible assets that are not subject to amortization include acquired balloon and other technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine, and in-process research and development intangible assets acquired in a business combination. Our in-process research and development represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated in-process research and development intangible asset.
We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets; in addition, we review our indefinite-lived assets for classification and impairment more frequently if changes in circumstances or indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.
We use the income approach to determine the fair values of our in-process research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. We apply a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition. See Note D - Goodwill and Other Intangible Assets for more information related to indefinite-lived intangibles, including in-process research and development during 2014, 2013, and 2012.
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
We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). See Note D - Goodwill and Other Intangible Assets for more information related to impairments of intangible assets during 2014, 2013, and 2012.
For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees, and other expenditures directly related to securing the patent.
Goodwill Valuation
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. We determined our new global reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management regularly reviews the operating results of any components. Through this process, we identified the following new global reporting units as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health, and Neuromodulation. The discussion below for 2014 and 2013 relates to our global business reporting units and for 2012 relates to our former regional reporting units.
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (Topic 350). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our 2014 and 2013 annual impairment assessment we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health and Neuromodulation. For our 2012 impairment assessments, we identified six reporting units within the U.S., including our CRM, Neuromodulation, Endoscopy, Urology and Women's Health, Electrophysiology, and Cardiovascular (consisting of Interventional Cardiology and Peripheral Interventions) franchises, which in aggregate comprised the U.S. reportable segment. In addition, we identified four international reporting units, including Europe, Middle East and Africa (EMEA); Japan; Asia Pacific; and the Americas.
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
During 2014, 2013, and 2012, we used only the income approach, specifically the Discounted Cash Flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.
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
Investments in Publicly Traded and Privately Held Entities
We account for our publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We held no available-for-sale securities during 2014, 2013, and 2012.
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. The book value of investments that we accounted for under the equity method of accounting was $10 million as of December 31, 2014 and $18 million as of December 31, 2013. We account for investments in entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee in accordance with ASC Topic 325, Investments - Other. The aggregate carrying amount of our cost method investments was $27 million as of December 31, 2014 and $20 million as of December 31, 2013. In addition, we had notes receivable from certain companies that we account for under the cost method of $17 million as of December 31, 2014 and $13 million as of December 31, 2013, which are accounted for in accordance with ASC Topic 320, Investments - Debt and Equity Securities.

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

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because we intend to permanently reinvest such earnings outside the U.S. As of December 31, 2014, the cumulative amount of excess financial reporting basis over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested is approximately $7.7 billion. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

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
Legal and Product Liability Costs
In the normal course of business, we are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties, and administrative remedies. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. We accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value, and capitalize these amounts as assets if the license will provide an on-going future benefit. See Note K - Commitments and Contingencies for discussion of our individual material legal proceedings.
Costs Associated with Exit Activities
We record employee termination costs in accordance with ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits, if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our established severance policies or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested, the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. We record such costs into expense over the employee’s future service period, if any.

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with ASC Topic 420 and ASC Topic 360, Property, Plant, and Equipment and are included in restructuring charges in our consolidated statement of operations. Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation, and costs to transfer product lines among facilities are included within costs of products sold and selling, general and administrative expenses in our consolidated statement of operations. See Note H - Restructuring-Related Activities for further information and discussion of our restructuring plans.
Translation of Foreign Currency
We translate all assets and liabilities of foreign subsidiaries from local currency into U.S. dollars using the year-end exchange rate, and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive income. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. We did not record any highly inflationary economy translation adjustments in 2014, 2013 or 2012.
Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments. We recognized net foreign currency transaction losses of $18 million in 2014, $11 million in 2013, and $18 million in 2012.
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
Shipping and Handling Costs
We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $100 million in 2014, $97 million in 2013, and $105 million in 2012 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Research and Development
We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Indefinite-lived Intangibles, including In-Process Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations and asset purchases.
Employee Retirement Plans
Following our 2006 acquisition of Guidant, we sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which are maintained in a trust, consist primarily of fixed-income instruments. The Guidant Retirement Plan was terminated effective December 1, 2014. The plan was partially frozen as of September 25, 1995 and completely frozen as of May 31, 2007. As a result, in general, no employees have been eligible to become a participant in the plan after September 25, 1995 and participants ceased earning additional benefits under the plan after September 25, 1995 or May 31, 2007. We expect to finalize the termination process and settle the majority of the plan’s obligations by the end of 2015. Further, we sponsor the Guidant Supplemental Retirement Plan, a frozen, nonqualified defined benefit plan for certain former officers and employees of Guidant. The Guidant Supplemental Retirement Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. In addition, certain current and former employees of Guidant were eligible to receive a portion of their healthcare retirement benefits under a frozen defined benefit plan; this plan was terminated effective December 31, 2014.

In addition, we maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and division presidents and certain persons that may have served in these roles. Participants may retire with unreduced benefits once retirement conditions have been satisfied. We also maintain retirement plans covering certain international employees.
We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income (OCI). The outstanding obligation as of December 31, 2014 and 2013 is as follows:

	As of December 31, 2014			As of December 31, 2013
(in millions)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized
Executive Retirement Plan	$13	$—	$13	$10	$—	$10
Guidant Retirement Plan (frozen)	148	140	8	120	114	6
Guidant Supplemental Retirement Plan (frozen)	34	—	34	31	—	31
Guidant Healthcare Retirement Benefit Plan (frozen)	—	—	—	3	—	3
International Retirement Plans	90	51	39	84	52	32
	$285	$191	$94	$248	$166	$82
The value of the Rabbi Trust assets used to pay the Guidant Supplemental Retirement Plan benefits included in our accompanying consolidated financial statements was approximately $14 million as of December 31, 2014 and $17 million as of December 31, 2013.
The critical assumptions associated with our employee retirement plans as of December 31, 2014 are as follows:

		Expected Return on Plan Assets	Rate of
	Discount Rate		Compensation Increase
Executive Retirement Plan	3.50%		3.00%
Guidant Retirement Plan (frozen)	4.00%	5.50%
Guidant Supplemental Retirement Plan (frozen)	4.00%
International Retirement Plans	1.00% - 2.20%	2.75% - 4.10%	3.00% - 6.78%
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
A rollforward of the changes in the fair value of plan assets for our funded retirement plans during 2014 and 2013 is as follows:

	Year Ended December 31,
(in millions)	2014	2013
Beginning fair value	$166	$130
Actual return on plan assets	26	25
Employer contributions	16	32
Benefits paid	(11)	(15)
Net transfers in (out)	—	—
Foreign currency exchange	(6)	(6)
Ending fair value	$191	$166
We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation, and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $63 million in 2014, $59 million in 2013, and $63 million in 2012.

Net Income (Loss) per Common Share
We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.

NOTE B – ACQUISITIONS
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the years ended December 31, 2014, 2013, and 2012.
2014 Acquisitions

Interventional Business of Bayer AG

On August 29, 2014, we completed the acquisition of the Interventional Division of Bayer AG (Bayer), for a total cash consideration of $414 million. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The transaction includes the AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used to remove plaque and thrombi from diseased arteries. We are integrating the operations of the Bayer business with our Peripheral Intervention and Interventional Cardiology divisions.
IoGyn, Inc.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). Prior to the acquisition, we held a 28 percent minority interest in IoGyn in addition to notes receivable of approximately $8 million. Total consideration was comprised of a net cash payment of $65 million at closing to acquire the remaining 72 percent of IoGyn equity and repay outstanding debt. IoGyn has developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. Food & Drug Administration (FDA) approval for the system and in October 2014, we began a limited market release of the system in the United States. We are integrating the operations of the IoGyn business with our gynecological surgery business, which is part of our Urology and Women’s Health division.

In addition, we completed other acquisitions during 2014 for total consideration of $7 million cash at closing plus contingent consideration of up to $4 million.

Purchase Price Allocation
We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price for Bayer and IoGyn acquisitions are as follows (in millions):

Cash, net of cash acquired	$479
Fair value of prior interests	31
$510

Total consideration for the 2014 acquisitions included cash payments of $510 million, net of cash acquired, at closing of the transaction.

In addition, prior to the acquisition of IoGyn, we had an equity interest in IoGyn and held $8 million of notes receivables. We re-measured our previously held investments to their estimated acquisition-date fair value of $31 million and recorded a gain of $19 million in other, net, in the accompanying consolidated statements of operations during the second quarter of 2014. We measured the fair values of the previously held investments based on the liquidation preferences and priority of the equity interest and debt, including accrued interest.

The following summarizes the aggregate preliminary purchase price allocation for Bayer and IoGyn as of December 31, 2014:

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
2013 Acquisition
On November 1, 2013, we completed the acquisition of the electrophysiology business of C.R. Bard Inc. (Bard EP), for $274 million in cash. This acquisition added a strong commercial team and complementary portfolio of ablation catheters, diagnostic tools, and electrophysiology recording systems, which we believe will allow us to better serve the global Electrophysiology market through a more comprehensive portfolio offering and sales infrastructure.

Purchase Price Allocation
We accounted for this acquisition as a business combination and, in accordance with Financial Accounting Standards Board ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price for the acquisition consummated in 2013 are as follows (in millions):

Cash, net of cash acquired	$274
Fair value of contingent consideration	—
Fair value of prior interests	—
Fair value of debt assumed	—
$274
The following summarizes the aggregate purchase price allocation for the 2013 acquisition (in millions):

Goodwill	$140
Amortizable intangible assets	112
Indefinite-lived intangible assets	—
Other net assets	19
Deferred income taxes	3
$274

We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, the majority of which is deductible for tax purposes.

We allocated a portion of the purchase price to specific intangible asset categories as of the respective acquisition dates as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$82	10	11.5%
Customer relationships	30	7	11.5%
	$112
2012 Acquisitions
Cameron Health, Inc.
On June 8, 2012, we completed the acquisition of the remaining equity of Cameron Health, Inc. (Cameron). Cameron has developed the world's first and only commercially available subcutaneous implantable cardioverter defibrillator - the S-ICD® system. We have integrated the operations of the Cameron business into our CRM business. Total consideration included an initial $150 million cash payment at closing of the transaction, a payment of $150 million upon FDA approval of the S-ICD® system, which was paid to the former shareholders of Cameron after the receipt of FDA approval during the fourth quarter of 2012, and up to an additional $1.050 billion of potential payments upon achievement of specified revenue-based milestones over a six-year period following FDA approval.
BridgePoint Medical, Inc.
On October 4, 2012, we completed the acquisition of 100 percent of the fully diluted equity of BridgePoint Medical, Inc. (BridgePoint), a developer of catheter-based systems to treat coronary chronic total occlusions (CTOs). We have integrated the operations of the BridgePoint business into our Interventional Cardiology division. Total consideration included an initial $20 million at closing of the transaction and up to an additional $90 million of revenue-based earnouts and milestones through 2016.

Rhythmia Medical, Inc.
On October 8, 2012, we completed the acquisition of 100 percent of the fully diluted equity of Rhythmia Medical, Inc. (Rhythmia). Rhythmia is a developer of next-generation mapping and navigation solutions for use in cardiac catheter ablations and other electrophysiology procedures, including atrial fibrillation and atrial flutter. We have integrated the operations of the Rhythmia business into our Electrophysiology division. Total consideration included an initial $90 million at closing of the transaction and up to an additional $175 million of regulatory and revenue-based milestones and earnouts through 2017.
Vessix Vascular, Inc.
On November 19, 2012, we completed the acquisition of 100 percent of the fully diluted equity of Vessix Vascular, Inc. (Vessix). Vessix is a developer of a therapy to treat uncontrolled hypertension, or high blood pressure. We have integrated the operations of the Vessix business into our Peripheral Interventions division. Total consideration included an initial $125 million at closing of the transaction and up to an additional $300 million of clinical and revenue-based milestones and earnouts through 2016.
Purchase Price Allocation
The components of the aggregate purchase price for the acquisitions consummated in 2012 are as follows (in millions):

Cash, net of cash acquired	$367
Fair value of contingent consideration	467
Fair value of prior interests	79
Fair value of debt assumed	9
$922

Total consideration for the 2012 acquisitions included $367 million of initial cash payments, net of cash acquired, at closing of the transactions, with potential payments of up to an additional $1.615 billion based upon achievement of certain regulatory- and commercialization-related milestones and revene-based milestones and earnouts through 2018. As of the respective acquisition dates, we recorded total contingent consideration liabilities of $467 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies. The fair value of the contingent consideration liabilities was estimated by discounting, to present value, contingent payments expected to be made. In certain circumstances, we utilized a probability-weighted approach or monte carlo revenue simulation model to determine the fair value of contingent consideration.
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
The following summarizes the aggregate purchase price allocation for the 2012 acquisitions (in millions):

Goodwill (non-deductible for tax purposes)	$566
Amortizable intangible assets	189
Indefinite-lived intangible assets	132
Other net assets	15
Deferred income taxes	20
$922

We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is non-deductible for tax purposes.

We allocated a portion of the final purchase price to specific intangible asset categories as of the respective acquisition dates as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$187	8	14 - 28%
Customer relationships	2	5	14%
Indefinite-lived intangible assets:
In-process research and development	132		14 - 28%
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
We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $85 million during 2014, a net expense related to the change in fair value of our contingent consideration liabilities of $4 million during 2013, and a net benefit related to the change in fair value of our contingent consideration liabilities of $6 million during 2012. We made contingent consideration payments of $137 million, $165 million and $154 million in 2014, 2013 and 2012, respectively.
Changes in our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2012	$663
Amounts recorded related to new acquisitions	—
Other amounts recorded related to prior acquisitions	(1)
Fair value adjustment	4
Contingent payments related to prior period acquisition	(165)
Balance as of December 31, 2013	$501
Amounts recorded related to new acquisitions	3
Other amounts recorded related to prior acquisitions	(8)
Fair value adjustment	(85)
Contingent payments related to prior period acquisition	(137)
Balance as of December 31, 2014	$274
As of December 31, 2014, the maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with our acquisitions is approximately $1.908 billion.

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

Contingent Consideration Liability	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$85 million	Probability Weighted Discounted Cash Flow	Discount Rate	1.1%
			Probability of Payment	84% - 95%
			Projected Year of Payment	2015
Revenue-based Payments	$55 million	Discounted Cash Flow	Discount Rate	11.5% - 15%
			Probability of Payment	0% - 100%
			Projected Year of Payment	2015 - 2018
	$134 million	Monte Carlo	Revenue Volatility	11% - 13%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2015 - 2018

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

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, an additional $10 million during 2012, $30 million during 2013 and we received the final amount due to us in 2014. At the time of divestiture, due to our continuing involvement in the operations of the Neurovascular business following the transaction, the divestiture did not meet the criteria for presentation as a discontinued operation. Our sales related to our divested Neurovascular business have declined as the various transition services and supply agreements have terminated.
We recorded a gain of $12 million during 2014, a gain of $38 million during 2013 and a gain of $15 million during 2012 associated with the transaction.
We recorded revenue related to the Neurovascular business following its divestiture of $4 million in 2014, $58 million in 2013 and $122 million in 2012.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of December 31, 2014 and 2013 is as follows:

	As of December 31, 2014		As of December 31, 2013
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,406	$(3,697)	$8,272	$(3,342)
Patents	519	(342)	513	(326)
Other intangible assets	875	(533)	845	(479)
	$9,800	$(4,572)	$9,630	$(4,147)
Unamortizable intangible assets
Goodwill	$15,798	$(9,900)	$15,593	$(9,900)
Technology-related	197	—	197	—
	$15,995	$(9,900)	$15,790	$(9,900)

In addition, we had $181 million and $270 million of in-process research and development intangible assets as of December 31, 2014 and December 31, 2013, respectively.

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
2013 Reorganization
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. To determine the amount of goodwill within our new global reporting units, on a relative fair value basis we reallocated $1.764 billion of goodwill previously allocated to our former EMEA, Asia Pacific, Japan, and Americas international reporting units to our new global reporting units. In addition, we reallocated the goodwill previously allocated to the former U.S. divisional reporting units to each respective new global reporting unit, with the exception of the goodwill allocated to the former U.S. Cardiovascular reporting unit. The $2.380 billion of goodwill allocated to the former U.S. Cardiovascular reporting unit was reallocated between the new global Interventional Cardiology and global Peripheral Interventions reporting units on a relative fair value basis.

The following represents our goodwill balance by new global reportable segment. We restated the prior period information to conform to the current presentation:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2012	$3,249	$577	$2,147	$5,973
Purchase price adjustments	3	—	—	3
Goodwill acquired	—	140	—	140
Goodwill written off	—	(423)	—	(423)
Balance as of December 31, 2013	$3,252	$294	$2,147	$5,693
Purchase price adjustments	(2)	(4)	(2)	(8)
Goodwill acquired	169	—	44	213
Goodwill written off	—	—	—	—
Other changes in carrying amount*	7	$—	(7)	—
Balance as of December 31, 2014	$3,426	$290	$2,182	$5,898

*In 2014, we reallocated $7 million of goodwill between Cardiovascular and MedSurg as a result of the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.
The 2014 and 2013 purchase price adjustments relate primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.
2014 Goodwill Impairment Testing

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

In the second quarter of 2014, we performed our annual goodwill impairment test for all of our reporting units, in accordance with ASC Topic 350, Intangibles-Goodwill and Other. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. Therefore, it was deemed not necessary to proceed to the second step of the impairment test. As a result of the 2014 annual goodwill impairment test, we identified our global Neuromodulation and global Electrophysiology reporting units as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. As of the date of our annual goodwill impairment test, our global Neuromodulation reporting unit had excess fair value over carrying value of approximately 55 percent and held $1.356 billion of allocated goodwill. As of the date of our annual goodwill impairment test, our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 38 percent and held $292 million of allocated goodwill. During the fourth quarter of 2014, due to changes in our expectations of the timing and amount of future revenue and cash flow related to our Electrophysiology reporting unit, we performed an interim goodwill impairment test on this reporting unit. Based on this assessment, we concluded that the fair value of the Electrophysiology reporting unit exceeded its carrying value; however the level of excess fair value over the carrying value had declined to approximately 26 percent. As of our annual goodwill impairment test date, our global Cardiac Rhythm Management (CRM) reporting unit had a fair value approximately equal to its carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units including global CRM. Further, the recoverability of our CRM-related amortizable intangibles ($4.097 billion globally as of December 31, 2014) is sensitive to future cash flow assumptions and our global CRM business performance. The $4.097 billion of CRM-related amortizable intangibles is at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and intangible assets. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (WACC) rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill or intangible asset impairment charges. For example, based on the interim goodwill assessment performed on our Electrophysiology reporting unit during the fourth quarter of 2014, keeping all other variables constant, an increase in the WACC applied of 50 basis points combined with a 100 basis point decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test. As of the date of our annual goodwill impairment test, keeping all other variables constant, an increase in the WACC applied of 100 basis points combined with a 150 basis points decrease in the terminal value growth rate would require that we perform the second step of the goodwill impairment test for our global Neuromodulation reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances.

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
2013 Charges
Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis as of January 1, 2013, we conducted the first step of the goodwill impairment test for all global reporting units. As of January 1, 2013, the fair value of each global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. We tested the global CRM intangible assets in conjunction with the second step of the goodwill test on the global CRM reporting unit, and recorded a non-cash goodwill impairment charge of $423 million ($421 million after-tax) to write down the goodwill to its implied fair value as of January 1, 2013 as a result of this analysis. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge.

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
The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2012	$(1,479)	$(6,537)	$(1,461)	$(9,477)
Goodwill written off	—	(423)	—	(423)
Accumulated write-offs as of December 31, 2013	$(1,479)	$(6,960)	(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of December 31, 2014	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Intangible Asset Impairment Charges

On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. The recoverability of our CRM-related amortizable intangibles ($4.097 billion globally as of December 31, 2014) are sensitive to changes in future cash flow assumptions and our global CRM business performance. The $4.097 billion of CRM-related amortizable intangibles are at higher risk of potential failure of the first step of the amortizable intangible recoverability test in future reporting periods. An impairment of a material portion of our CRM-related amortizable intangibles carrying value would occur if the second step of the amortizable intangible test is required in a future reporting period. See Goodwill Impairment Charges above for discussion of future events that could have a negative impact on the levels of excess fair value over carrying value of our CRM-related amortizable intangible assets.

2014 Charges

During the fourth quarter of 2014, as a result of revised estimates in conjunction with our annual operating plan, we performed an interim impairment test of in-process research and development projects associated with certain of our acquisitions. Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded an impairment charge of $18 million to write-down the balances of these in-process projects to their fair value, which was determined to be zero.

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

During the second quarter of 2014, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects and core technology associated with certain of our acquisitions. Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded impairment charges of $110 million in the second quarter of 2014. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, and the resulting amount of future revenue and cash flows associated with the technology acquired from Vessix, we recorded impairment charges of $67 million related to technology intangible assets during the second quarter of 2014. In addition, in the second quarter of 2014, due to revised expectations and timing as a result of the announcement of a third FDA Circulatory System Devices Panel, we recorded impairment charges of $35 million related to the in-process research and development intangible assets acquired from Atritech, Inc. (Atritech). We also recorded an additional $8 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

During the first quarter of 2014, as a result of lower estimates of the resistant hypertension market following the announcement of data from a competitor's clinical trial, we performed an interim impairment test of our in-process research and development projects and core technology associated with our acquisition of Vessix. The impairment assessments were based upon probability-weighted cash flows of potential future scenarios. Based on our impairment assessment, and lower expected future cash flows associated with our Vessix-related intangible assets, we recorded impairment charges of $55 million in the first quarter of 2014 to write-down the balance of these intangible assets to their fair value.

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

During the second quarter of 2012, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with our acquisition of Sadra. Based on our impairment analysis, we revised our expectations of the required effort, time and cost involved in completing the in-process projects and bringing the related products to market. As a result of these changes, we recorded an impairment charge of $129 million to write-down the balance of these intangible assets to their fair value during the second quarter of 2012.

We recorded these amounts in the intangible asset impairment charges caption in our accompanying consolidated statements of operations.

The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
In-Process R&D	September 30, 2014	$16 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
In-Process R&D	June 30, 2014	$83 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
Core Technology	June 30, 2014	$8 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	March 31, 2014	$6 million	Income Approach - Excess Earnings Method	Discount Rate	20%
Core Technology	March 31, 2014	$64 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	June 30, 2013	$178 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%
In-Process R&D	September 30, 2012	$26 million	Income Approach - Excess Earnings Method	Discount Rate	20 - 25%
In-Process R&D	June 30, 2012	$184 million	Income Approach - Excess Earnings Method	Discount Rate	20%

The intangible asset category and associated write downs recorded in 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Technology-related	$107	$—	$—
In-process research and development	88	53	142
	$195	53	$142

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio as of December 31, 2014 is as follows:

Estimated Amortization Expense
Fiscal Year	(in millions)

2015	$470
2016	469
2017	467
2018	464
2019	460

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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of December 31, 2014 and December 31, 2013 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.178 billion as of December 31, 2014 and $2.564 billion as of December 31, 2013.
We recognized net gains of $105 million during 2014 on our cash flow hedges, as compared to $36 million of net gains during 2013, and $39 million of net losses during 2012. All currency cash flow hedges outstanding as of December 31, 2014 mature within 36 months. As of December 31, 2014, $217 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $139 million as of December 31, 2013. As of December 31, 2014, $128 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.470 billion as of December 31, 2014 and $1.952 billion as of December 31, 2013.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting fixed-rate debt into floating-rate debt or floating-rate debt into fixed-rate debt.
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
In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges, and had $450 million outstanding as of December 31, 2014. We assessed at inception, and re-assess on an ongoing basis, whether the interest rate derivative contracts are highly effective in offsetting changes in the fair value of the hedged fixed rate debt. In 2014, we recognized in interest expense, a $29 million loss on our hedged debt obligations, compared to a $7 million gain on our hedged debt obligation in 2013. We also recognized, in interest expenses, a $29 million gain on the related interest rate derivative contracts during 2014, compared to an $8 million loss on these contracts during 2013. This resulted in net gain of less than $1 million recorded in earning due to ineffectiveness in 2014 and a net loss of $1 million recorded in earnings due to ineffectiveness in 2013.
In prior years, we terminated certain interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks designated as cash flow hedges. We began amortizing the gains and losses of these derivative instruments upon termination into earnings as a reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $45 million as of December 31, 2014 and $54 million as of December 31, 2013, and unamortized losses of $2 million as of December 31, 2014 and $2 million as of December 31, 2013, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $2 million as of December 31, 2014 and $3 million as of December 31, 2013. The gains that we recognized in earnings related to previously terminated interest rate derivatives were $9 million in 2014, $10 million in 2013, and $11 million in 2012. As of December 31, 2014, $9 million of net gains may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative contracts.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying consolidated statements of operations during 2014, 2013 and 2012 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Year Ended December 31, 2014
Interest rate contracts	$—	$1	Interest expense
Currency hedge contracts	227	105	Cost of products sold
	$227	$106
Year Ended December 31, 2013
Interest rate contracts	$—	$1	Interest expense
Currency hedge contracts	207	36	Cost of products sold
	$207	$37
Year Ended December 31, 2012
Interest rate contracts	$—	$2	Interest expense
Currency hedge contracts	95	(39)	Cost of products sold
	$95	$(37)

We recognized a gain of less than $1 million in 2014, a loss of $1 million in 2013 and a de minimus amount in 2012 in earnings, related to the ineffective portion of our hedging relationships.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions				Location in Statement of Operations
	Year Ended December 31,
	2014	2013	2012
Gain (loss) on currency hedge contracts	$52	$45	$23	Other, net
Gain (loss) on foreign currency transaction exposures	(70)	(56)	(41)	Other, net
Net foreign currency gain (loss)	$(18)	$(11)	$(18)

Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2014, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of December 31, 2014 and December 31, 2013:

		As of
		December 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2014	2013
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Other current assets	$178	$117
Currency hedge contracts	Other long-term assets	141	120
Interest rate contracts	Other current assets	3	1
Interest rate contracts	Other long-term assets	22	—
		344	238
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	100	27
Total Derivative Assets		$444	$265

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$1	$13
Currency hedge contracts	Other long-term liabilities	—	19
Interest rate contracts	Other long-term liabilities	—	8
		1	40
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	35	23
Total Derivative Liabilities		$36	$63

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014				As of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$151	$—	$—	$151	$38	$—	$—	$38
Currency hedge contracts	—	419	—	419	—	264	—	264
Interest rate contracts	—	25	—	25	—	1	—	1
	$151	$444	$—	$595	$38	$265	$—	$303
Liabilities
Currency hedge contracts	$—	$36	$—	$36	$—	$55	$—	$55
Accrued contingent consideration	—	—	274	274	—	—	501	501
Interest rate contracts	—	—	—	—	—	8	—	8
	$—	$36	$274	$310	$—	$63	$501	$564
Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $151 million invested in money market and government funds as of December 31, 2014, we had $255 million in short-term time deposits and $181 million in interest bearing and non-interest bearing bank accounts. In addition to $38 million invested in money market and government funds as of December 31, 2013, we had $31 million in short-term time deposits and $148 million in interest bearing and non-interest bearing bank accounts.
Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liability. Refer to Note B - Acquisitions for a discussion of the changes in the fair value of our contingent consideration liability.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $27 million as of December 31, 2014 and $20 million as of December 31, 2013.
During 2014 and 2013, we recorded charges of $195 million and $476 million, respectively, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further detailed information related to these charges and significant unobservable inputs.
The fair value of our outstanding debt obligations was $4.613 billion as of December 31, 2014 and $4.602 billion as of December 31, 2013, which was determined by using quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.262 billion as of December 31, 2014 and $4.240 billion as of December 31, 2013. The debt maturity schedule for the significant components of our debt obligations as of December 31, 2014 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$400	$600	$250	$600	$—	$1,950	$3,800
Term loan	—	80	80	240	—	—	400
	$400	$680	$330	$840	$—	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
We maintain a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent, as of December 31, 2014). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent, as of December 31, 2014). There were no amounts borrowed under our revolving credit facility as of December 31, 2014 or December 31, 2013.
Our revolving credit facility agreement in place as of December 31, 2014 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of December 31, 2014
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	8.2 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2014, we had $116 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments shall not exceed $2.300 billion in the aggregate. As of December 31, 2014, we had approximately $2.107 billion of the combined legal and debt exclusion remaining. As of and through December 31, 2014, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Term Loan
In August 2013, we entered into a $400 million, unsecured term loan facility. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage; the maximum leverage ratio requirement is 3.5 times, our actual leverage ratio as of December 31, 2014 is 2.4 times and the minimum interest coverage ratio requirement is 3.0 times, our actual interest coverage ratio as of December 31, 2014 is 8.2 times. We had $400 million outstanding under this facility as of December 31, 2014 and December 31, 2013.
Senior Notes
We had senior notes outstanding of $3.800 billion as of December 31, 2014 and December 31, 2013, respectively. In August 2013, we issued $600 million of 2.650% senior notes due in 2018, and $450 million of 4.125% senior notes due in 2023. In September 2013, we used the proceeds, together with borrowings under our new $400 million term loan facility, to prepay $600 million of senior notes maturing in June 2014 and $850 million maturing in January 2015. We recorded a charge in the interest expense caption of our consolidated statements of operations of $70 million for premiums, accelerated amortization of debt issuance costs and investor discount costs net of accelerated amortization of interest rate hedge gains related to the early debt extinguishment. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries (see Other Arrangements below).

Our senior notes consist of the following as of December 31, 2014:

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
Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of December 31, 2014 is 2.4 times. We had no borrowings outstanding under this facility as of December 31, 2014 and December 31, 2013.

We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $363 million as of December 31, 2014. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $167 million of receivables as of December 31, 2014 at an average interest rate of 3.2 percent, and $146 million as of December 31, 2013 at an average interest rate of 3.3 percent.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $175 million as of December 31, 2014). We de-recognized $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent and $147 million of notes receivable as of December 31, 2013 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets.
As of December 31, 2014, we had outstanding letters of credit of $59 million, as compared to $78 million as of December 31, 2013, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2014 and 2013, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2014 or 2013. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.

NOTE G – LEASES
Rent expense amounted to $76 million in 2014, $77 million in 2013 and $80 million in 2012.
Future minimum rental commitments as of December 31, 2014 under all noncancelable lease agreements, including capital leases, were as follows (in millions):

2015	$59
2016	51
2017	34
2018	25
2019	21
Thereafter	28

$218

NOTE H – RESTRUCTURING-RELATED ACTIVITIES
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital, our people and other programs that we believe are important to drive our growth. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below.
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

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million, and approximately $235 million to $285 million of these charges are expected to result in future cash outlays, of which we have made payments of $93 million to date. We have recorded related costs of $142 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statement of operations. The following table provides a summary of our estimates of costs associated with the 2014 Restructuring plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$115 million to $135 million
Other (1)	$25 million to $35 million
Restructuring-related expenses:
Other (2)	$110 million to $130 million
$250 million to $300 million
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
The 2011 Restructuring plan, including the Expansion, is estimated to result in total pre-tax charges of approximately $289 million to $292 million, and approximately $287 million to $291 million of these charges are expected to result in cash outlays, of which we have made payments of $287 million to date. We have recorded related costs of $289 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

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
Plant Network Optimization (PNO) Program
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
In aggregate, we recorded restructuring charges pursuant to our restructuring plans of $69 million during 2014, $101 million during 2013, and $136 million during 2012. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $48 million during 2014, $23 million during 2013, and $24 million during 2012.
The following presents these costs by major type and line item within our accompanying consolidated statements of operations, as well as by program:

Year Ended December 31, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$42	$—	$—	$27	$69
Restructuring-related expenses:
Cost of products sold	—	—	24	—	24
Selling, general and administrative expenses	—	5	—	19	24
	—	5	24	19	48
	$42	$5	$24	$46	$117

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring plan	$41	$5	24	$43	$113
2011 Restructuring plan	1	—	—	3	4
2010 Restructuring plan	—	—	—	—	—
Plant Network Optimization program	—	—	—	—	—
	$42	$5	$24	$46	$117

Year Ended December 31, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposal	Other	Total
Restructuring charges	$60	$—	$—	$(15)	$56	$101
Restructuring-related expenses:
Selling, general and administrative expenses	—	3	—	—	20	23
	—	3	—	—	20	23
	$60	$3	$—	$(15)	$76	$124

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Net Gain on Fixed Asset Disposal	Other	Total
2014 Restructuring plan	$29	$—	$—	$—	$1	$30
2011 Restructuring plan	37	3	—	(15)	75	100
2010 Restructuring plan	—	—	—	—	—	—
Plant Network Optimization program	(6)	—	—	—	—	(6)
	$60	$3	$—	$(15)	$76	$124

Year Ended December 31, 2012
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$79	$—	$—	$14	$43	$136
Restructuring-related expenses:
Cost of products sold	—	—	8	—	—	8
Selling, general and administrative expenses	—	2	—	—	14	16
	—	2	8	—	14	24
	$79	$2	$8	$14	$57	$160

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2011 Restructuring plan	$78	$2	$—	$14	$55	$149
2010 Restructuring plan	1	—	—	—	2	3
Plant Network Optimization program	—	—	8	—	—	8
	$79	$2	$8	$14	$57	$160

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). We expect to record additional termination benefits related to our restructuring initiatives in 2015 when we identify with more specificity the job classifications, functions and locations of the remaining headcount to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

We have incurred cumulative restructuring charges related to our 2014 Restructuring plan, 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program of $526 million and restructuring-related costs of $191 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Termination benefits	$69	$138	$90	$30	$327
Fixed asset write-offs	—	(1)	11	—	10
Other	25	113	51	—	189
Total restructuring charges	94	250	152	30	526
Accelerated depreciation	5	5	—	22	32
Transfer costs	24	—	—	74	98
Other	19	34	8	—	61
Restructuring-related expenses	48	39	8	96	191
	$142	$289	$160	$126	$717
We made cash payments of $112 million in 2014 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $628 million related to our 2014 Restructuring plan, 2011 Restructuring plan, 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan	2010 Restructuring plan	Plant Network Optimization	Total
Year Ended December 31, 2014
Termination benefits	$31	$9	$—	$—	$40
Transfer costs	24	—	—	—	24
Other	38	10	—	—	48
	$93	$19	$—	$—	$112

Program to Date
Termination benefits	31	$133	$90	$30	$284
Transfer costs	24	—	—	73	97
Other	38	154	55	—	247
	$93	$287	$145	$103	$628

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

	Restructuring Plan Termination Benefits
				Plant Network
(in millions)	2014	2011	2010	Optimization	Total
Accrued as of December 31, 2011	$—	$18	$6	$33	$57
Charges	—	78	1	—	79
Cash payments	—	(60)	(4)	(24)	(88)
Accrued as of December 31, 2012	—	36	3	9	48
Charges	29	37	—	(6)	60
Cash payments	—	(61)	—	(1)	(62)
Other	—	—	(3)	(2)	(5)
Accrued as of December 31, 2013	29	12	—	—	41
Charges	41	1	—	—	42
Cash payments	(31)	(9)	—	—	(40)
Accrued as of December 31, 2014	$39	$4	$—	$—	$43

In addition to our accrual for termination benefits, we had a $6 million liability as of December 31, 2014 and a $8 million liability as of December 31, 2013 for other restructuring-related items.

NOTE I – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	December 31, 2014	December 31, 2013
Accounts receivable	$1,288	$1,419
Less: allowance for doubtful accounts	(76)	(81)
Less: allowance for sales returns	(29)	(31)
	$1,183	$1,307
The following is a rollforward of our allowance for doubtful accounts for 2014, 2013 and 2012:

	Year Ended December 31,
(in millions)	2014	2013	2012
Beginning balance	$81	$88	$81
Net charges to expenses	10	5	14
Utilization of allowances	(15)	(12)	(7)
Ending balance	$76	$81	$88

Inventories

	As of
(in millions)	December 31, 2014	December 31, 2013
Finished goods	$649	$598
Work-in-process	97	90
Raw materials	200	209
	$946	$897
Property, plant and equipment, net

	As of
(in millions)	December 31, 2014	December 31, 2013
Land	$80	$81
Buildings and improvements	944	917
Equipment, furniture and fixtures	2,633	2,461
Capital in progress	189	211
	3,846	3,670
Less: accumulated depreciation	2,339	2,124
	$1,507	$1,546
Accrued expenses

	As of
(in millions)	December 31, 2014	December 31, 2013
Legal reserves	$694	$84
Payroll and related liabilities	512	488
Accrued contingent consideration	158	148
Other	586	628
	$1,950	$1,348
Other long-term liabilities

	As of
(in millions)	December 31, 2014	December 31, 2013
Accrued income taxes	$1,231	$1,283
Legal reserves	883	523
Accrued contingent consideration	116	353
Other long-term liabilities	436	410
	$2,666	$2,569

NOTE J – INCOME TAXES
Our income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2014	2013	2012
Domestic	$(1,263)	$(774)	$(1,265)
Foreign	754	551	(2,842)
	$(509)	$(223)	$(4,107)

The related benefit for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2014	2013	2012
Current
Federal	$(2)	$46	$33
State	(5)	(9)	—
Foreign	111	105	139
	104	142	172

Deferred
Federal	(458)	(212)	(204)
State	(23)	(17)	(7)
Foreign	(13)	(15)	—
	(494)	(244)	(211)
	$(390)	$(102)	$(39)

The reconciliation of income taxes at the federal statutory rate to the actual benefit for income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(6.5)%	(7.9)%	(0.2)%
Effect of foreign taxes	(29.1)%	(63.4)%	(3.7)%
Acquisition-related	(7.5)%	3.5%	—%
Research credit	(7.0)%	(12.2)%	—%
Valuation allowance	4.0%	(12.0)%	0.3%
Goodwill impairment charges	—%	65.2%	36.4%
Compensation-related	0.7%	1.7%	0.3%
Non-deductible expenses	1.9%	9.0%	(0.2)%
Uncertain domestic tax positions	2.0%	7.0%	0.8%
Other, net	(0.2)%	(1.9)%	0.3%
	(76.7)%	(46.0)%	(1.0)%

We had net deferred tax liabilities of $799 million as of December 31, 2014 and $1.140 billion as of December 31, 2013. Gross deferred tax liabilities of $2.096 billion as of December 31, 2014 and $2.203 billion as of December 31, 2013 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $1.297 billion as of December 31, 2014 and $1.063 billion as of December 31, 2013 relate primarily to the establishment of inventory and product-related reserves; litigation, product liability and other reserves and accruals; compensation related accruals; net operating loss carryforwards and tax credit carryforwards; and the federal benefit of uncertain tax positions.

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

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2014	2013
		(restated)
Deferred Tax Assets:
Inventory costs and related reserves	$46	$50
Tax benefit of net operating loss and credits	525	647
Reserves and accruals	232	221
Restructuring-related charges and purchased research and development	20	17
Litigation and product liability reserves	556	198
Investment write-down	4	15
Compensation related	150	143
Federal benefit of uncertain tax positions	178	166
Other	36	39
	1,747	1,496
Less valuation allowance	(450)	(433)
	1,297	1,063
Deferred Tax Liabilities:
Property, plant and equipment	67	78
Unrealized gains and losses on derivative financial instruments	146	80
Intangible assets	1,883	2,045
	2,096	2,203

Net Deferred Tax Liabilities	799	1,140

Prepaid on intercompany profit	69	66
Total Net Deferred Tax Liabilities and Prepaid on Intercompany Profit	$730	$1,074
Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit, are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location in	As of December 31,
Component	Balance Sheet	2014	2013
Current deferred tax asset and prepaid on intercompany profit	Deferred and prepaid income taxes	$447	$288
Non-current deferred tax asset	Other long-term assets	39	42
Deferred Tax Assets and Prepaid on Intercompany Profit		486	330

Current deferred tax liability	Other current liabilities	2	2
Non-current deferred tax liability	Deferred income taxes	1,214	1,402
Deferred Tax Liabilities		1,216	1,404

Net Deferred Tax Liabilities and Prepaid on Intercompany Profit		$730	$1,074

As of December 31, 2014, we had U.S. tax net operating loss carryforwards and tax credits, the tax effect of which was $335 million, as compared to $351 million as of December 31, 2013. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $304 million as of December 31, 2014, as compared to $313 million as of December 31, 2013. These tax attributes will expire periodically beginning in 2015. After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, we established a valuation allowance of $450 million as of December 31, 2014 and $433 million as of December 31, 2013, representing an increase of $17 million. The increase in the valuation allowance as of December 31, 2014, as compared to December 31, 2013, is attributable primarily due to increase in certain deferred tax assets that are more likely than not that we will not be realizable. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a charge of $21 million in 2014, a charge of $76 million in 2013, and a charge of $70 million in 2012.

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because we intend to permanently reinvest such earnings outside the U.S. As of December 31, 2014, the cumulative amount of excess financial reporting basis over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested is approximately $7.7 billion. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100% exemption from income tax in the first eight years of operations and 50% exemption in the following four years. This tax incentive resulted in income tax savings of $7 million for 2014, $6 million for 2013, and $7 million for 2012. The tax incentive for 100% exemption from income tax is expected to expire in 2023. The impact of per share earnings is immaterial for 2014, 2013 and 2012.
As of December 31, 2014, we had $1.047 billion of gross unrecognized tax benefits, of which a net $903 million, if recognized, would affect our effective tax rate. As of December 31, 2013, we had $1.102 billion of gross unrecognized tax benefits, of which a net $941 million, if recognized, would affect our effective tax rate. As of December 31, 2012, we had $1.088 billion of gross unrecognized tax benefits, of which a net $919 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
		(restated)	(restated)
Beginning Balance	$1,102	$1,088	$1,022
Additions based on positions related to the current year	44	59	54
Additions based on positions related to prior years	3	43	45
Reductions for tax positions of prior years	(87)	(42)	(28)
Settlements with taxing authorities	(5)	(15)	(1)
Statute of limitation expirations	(10)	(31)	(4)
Ending Balance	$1,047	$1,102	$1,088
We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000, all foreign income tax matters through 2002 and substantially all material state and local income tax matters through 2005.

We have received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.

We believe we have meritorious defenses for our tax filings and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. The IRS is currently examining the 2008 through 2010 tax years of Boston Scientific. During 2014, we received a Revenue Agent Report from the Internal Revenue Service (IRS) reflecting significant proposed audit adjustments for our 2008, 2009, and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in the U.S. Tax Court for our tax years 2001-2007.  As with prior years, we disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through appropriate IRS and judicial procedures, as appropriate. We believe our income tax reserves associated with these matters are adequate as of December 31, 2014. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. Also, in connection with the IRS issues, a number of agreed adjustments were contained in the IRS report, however no tax was paid on these amounts as there are outstanding tax receivables from the IRS that are currently being withheld due to the U.S. Tax Court case. As these agreed items are no longer uncertain, the amounts were reclassified from our uncertain tax positions to long-term, which are netted against the longer term receivables.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $443 million accrued for gross interest and penalties as of December 31, 2014 and $402 million as of December 31, 2013. The increase in gross interest and penalties was the result of $41 million recognized in our consolidated statements of operations. We recognized $26 million of interest and penalties related to income taxes in 2014, recognized $22 million in 2013 and recognized $34 million in 2012.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $8 million.

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

In accordance with ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accrual for legal matters that are probable and estimable was $1.577 billion as of December 31, 2014 and $607 million as of December 31, 2013, and includes certain estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to litigation-related charges recorded during the year. During 2014, 2013 and 2012, we recorded litigation-related charges in the amount of $1.036 billion, $221 million, and $192 million, respectively. The charges recorded in 2014 included $600 million related to the settlement agreement between our subsidiary, Guidant and Johnson & Johnson signed on February 13, 2015. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On April 18, 2014, the case was stayed pending consideration of an interlocutory appeal. On September 16, 2014, the Court of Appeals for the Federal Circuit denied our request for an interlocutory appeal. A trial is scheduled to begin on June 22, 2015.

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

On February 18, 2014, Atlas IP, LLC filed a complaint in the United States District Court for the Southern District of Florida alleging that the sale of our LATITUDE® Patient Management System and implantable devices that communicate with the LATITUDE® device infringe a patent owned by Atlas. On July 9, 2014, the District Court granted our motion to transfer venue to the United States District Court for the District of Minnesota. On January 12, 2015, Atlas dismissed its complaint.

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

As of February 24, 2015, there were over 25,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse pending against us. The cases are pending in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of three putative class actions, and fewer than 10 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 2,500 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. We intend to vigorously contest the cases and claims asserted against us; however, the final resolution is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Initial trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. On February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds. On September 18, 2014, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision to dismiss the complaint with prejudice. On October 2, 2014, the plaintiff filed a petition for rehearing en banc. On December 2, 2014, the Second Circuit denied the petition for rehearing en banc.

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

On July 11, 2014, we were served with a subpoena from the U.S. Attorney for the District of New Jersey. The subpoena seeks information relating to BridgePoint Medical, Inc., which we acquired in October 2012, including information relating to its sale of CrossBoss® and Stingray® products, educational and training activities that relate to those sales and our acquisition of BridgePoint Medical. We are cooperating with this request.

On February 23, 2015, a judge for the Court of Modena (Italy) ordered a trial for Boston Scientific SpA and three of its employees, as well as numerous other defendants charged in criminal proceedings.  The charges arise from allegations that the defendants made improper donations to certain health care providers and other employees of the Hospital of Modena in order to induce them to conduct unauthorized clinical trials, as well as related government fraud in relation to the financing of such clinical trials.  We deny these allegations and intend to defend ourselves vigorously.  An initial trial hearing has been scheduled for October 28, 2015.

Other Proceedings

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott Laboratories in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant's breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys' fees, costs, and interest. In August 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On June 20, 2011, Guidant filed a motion for summary judgment, and the hearing on this motion was held on July 25, 2012. On July 7, 2014, the judge denied Guidant’s motion. The bench trial was held in November and December. On February 13, 2015, the parties reached a settlement agreement pursuant to which Guidant will make aggregate payments to Johnson & Johnson totaling $600 million, we agreed that neither we nor our affiliates will commence, or assist any third party in commencing, proceedings of any kind, against Johnson & Johnson or its affiliates for patent infringement or seeking any remedy for patent infringement based on Johnson & Johnson or its affiliates making, having made, using, selling, offering for sale or importing the S.M.A.R.T®, S.M.A.R.T® Control®, and S.M.A.R.T® Flex stent products and Johnson & Johnson has agreed to dismiss its actions against Guidant with prejudice.

On October 5, 2007, Dr. Tassilo Bonzel filed a complaint against Pfizer, Inc. and our Schneider subsidiaries and us in the District Court in Kassel, Germany alleging that a 1995 license agreement related to a catheter patent is invalid under German law and seeking monetary damages. In June 2009, the District Court dismissed all but one of Dr. Bonzel's claims and in October 2009, he added new claims. We opposed the addition of the new claims. The District Court ordered Dr. Bonzel to select the claims he would pursue and in January 2011, he made that selection. A hearing was held on March 28, 2014 and a decision was made to take evidence at a hearing to be set at a later date. On January 23, 2015, the parties reached a confidential settlement agreement.
On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. On June 5, 2014, the District Court granted Mirowski’s motion to remand the case to the Montgomery County Circuit Court. On September 24, 2014, following a jury verdict against us, the Montgomery County Circuit Court entered a judgment that we breached our license agreement with Mirowski and awarded damages of $308 million. On October 28, 2014, the Montgomery County Circuit Court denied our post-trial motions seeking to overturn the judgment. On November 19, 2014, we filed an appeal with the Maryland Court of Special Appeals.
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
On August 2, 2013, Medtronic Ardian Luxembourg S.a.r.l. filed a complaint against Boston Scientific Corporation and Boston Scientific Medizintechnik, GmbH in the Düsseldorf District Court in Germany alleging that the sale of our Vessix renal denervation product infringes a German patent owned by Medtronic Ardian. On December 29, 2014, the parties reached a confidential settlement and dismissed the case.

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
NOTE L – STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2014 and 2013, we had no shares of preferred stock issued or outstanding.
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

On January 25, 2013, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.0 billion of our common stock. During 2014, we repurchased approximately 10 million shares of our common stock for $125 million. During 2013, we repurchased approximately 51 million shares of our common stock for $500 million. During 2012, we repurchased approximately 105 million shares of our common stock for $600 million. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions. As of December 31, 2014, we had remaining $535 million authorized under our 2013 share repurchase program. There were approximately 248 million shares in treasury as of December 31, 2014 and 238 million shares in treasury as of December 31, 2013.

NOTE M – STOCK OWNERSHIP PLANS
Employee and Director Stock Incentive Plans
In March and May 2011, our Board of Directors and stockholders, respectively, approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to 146 million shares of our common stock. The 2011 LTIP covers officers, directors, employees and consultants, and provides for the grant of restricted or unrestricted common stock, deferred stock units (DSU), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based DSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 179 million as of December 31, 2014. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.
Nonqualified options issued to employees are generally granted with an exercise price equal to the market price of our stock on the grant date, vest over a four-year service period, and have a ten-year contractual life. In the case of qualified options, if the recipient owns more than ten percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards, including restricted stock awards and deferred stock units, issued to employees are generally granted with an exercise price of zero and typically vest in five equal annual installments. These awards represent our commitment to issue shares to recipients after the vesting period. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient.
The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(in millions, except per share data)	2014	2013	2012
Cost of products sold	$6	$8	$15
Selling, general and administrative expenses	79	79	69
Research and development expenses	18	18	24
	103	105	108
Less: income tax benefit	(28)	(29)	(32)
	$75	$76	$76

Net impact per common share - basic	$0.06	$0.06	$0.05
Net impact per common share - assuming dilution	$0.06	$0.06	$0.05
Stock Options
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted during 2014, 2013 and 2012 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Options granted (in thousands)	4,943	1,992	4,726
Weighted-average exercise price	$13.02	$7.44	$6.23
Weighted-average grant-date fair value	$5.07	$2.84	$2.60
Black-Scholes Assumptions
Expected volatility	37%	36%	43%
Expected term (in years, weighted)	6.0	5.9	5.9
Risk-free interest rate	1.69% - 2.09%	0.89% - 1.72%	0.95% - 1.15%
Expected Volatility
We use our historical volatility and implied volatility as a basis to estimate expected volatility in our valuation of stock options.
Expected Term
We estimate the expected term of options using historical exercise and forfeiture data. We believe that this historical data provides the best estimate of the expected term of new option grants.
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
Information related to stock options for 2014, 2013 and 2012 under stock incentive plans is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2011	60,921	$13
Granted	4,726	6
Exercised	—	—
Cancelled/forfeited	(10,766)	15
Outstanding as of December 31, 2012	54,881	$12
Granted	1,992	7
Exercised	(7,221)	8
Cancelled/forfeited	(4,760)	21
Outstanding as of December 31, 2013	44,892	$12
Granted	4,943	13
Exercised	(4,418)	8
Cancelled/forfeited	(5,909)	17
Outstanding as of December 31, 2014	39,508	$11	5.0	$145
Exercisable as of December 31, 2014	29,380	$12	4.0	109
Expected to vest as of December 31, 2014	9,477	10	7.9	35
Total vested and expected to vest as of December 31, 2014	38,857	$11	4.9	$144
The total intrinsic value of stock options exercised was $24 million in both 2014 and 2013 and less than $1 million in 2012.

Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2014, 2013 and 2012 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2011	33,576	$8
Granted	17,073	6
Vested (1)	(10,158)	9
Forfeited	(3,898)	7
Balance as of December 31, 2012	36,593	$7
Granted	13,913	8
Vested (1)	(10,307)	8
Forfeited	(2,860)	7
Balance as of December 31, 2013	37,339	$7
Granted	7,072	13
Vested (1)	(11,205)	7
Forfeited	(2,671)	8
Balance as of December 31, 2014	30,535	$9

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The total vesting date fair value of stock award units that vested was approximately $146 million in 2014, $80 million in 2013 and $60 million in 2012.
Market-based DSU Awards
During 2014, 2013 and 2012, we granted market-based DSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total shareholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Health Care Index over a three-year performance period. In addition, award recipients must remain employed by us throughout the three-year performance period to attain the full amount of the market-based DSUs that satisfied the market performance criteria.
We determined the fair value of the 2014 market-based DSU awards to be approximately $6 million and the fair values of both the 2013 and the 2012 market-based awards to be approximately $8 million. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2014	2013	2012
	Awards	Awards	Awards
Stock price on date of grant	$13.08	$7.39	$6.28
Measurement period (in years)	3.0	3.0	3.0
Risk-free rate	0.66%	0.34%	0.38%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Free Cash Flow Performance-based DSU Awards
During 2014, 2013 and 2012, we granted free cash flow performance-based DSU awards to certain members of our senior management team. The attainment of these performance-based DSUs is based on our adjusted free cash flow (FCF) measured against our internal annual financial plan performance for FCF. FCF is measured over a one-year performance period beginning January 1st of each year and ending December 31st. The number of performance-based DSUs as to which the performance criteria under this program shall be determined to have been satisfied will be in a range of 0% to 150% of the target number of performance-based DSUs awarded to the participant. In addition, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based DSUs that satisfied the performance criteria.
We determined the fair value of the 2014 FCF awards to be approximately $5 million, based on the closing stock price at December 31, 2014 and an achievement of approximately 100% of the target payout, which is subject to approval by the Executive Compensation and Human Resources Committee of our Board of Directors. The per unit fair value is $13.25, which is the closing stock price on December 31, 2014. We determined the fair value of the 2013 FCF awards to be approximately $9 million and the per unit fair value was $12.02, and we determined the fair value of the 2012 FCF awards to be approximately $7 million and the per unit fair value was $5.73.
We recognize the expense on these awards in our consolidated statements of operations over the vesting period which is three years after the date of grant.
Expense Attribution
We recognize compensation expense for our stock using a straight-line method over the substantive vesting period. Most of our stock awards provide for immediate vesting upon death or disability of the participant. In addition, our stock grants to employees provide for accelerated vesting of our stock-based awards, other than performance-based and market-based awards, upon retirement. In accordance with the terms of our stock grants, for employees who will become retirement eligible prior to the vest date we expense stock-based awards, other than performance-based and market-based awards, over the greater of one year or the period between grant date and retirement-eligibility. The performance-based and market-based awards discussed above do not contain provisions that would accelerate the full vesting of the awards upon retirement-eligibility.
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. ASC Topic 718, Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately nine percent to all unvested stock-based awards as of December 31, 2014, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually, or more frequently if there are significant changes in circumstances, and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2014:

	Unrecognized Compensation Cost (in millions)(1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$20
Non-vested stock awards	133
	$153	1.3

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plans
Our global employee stock purchase plan provides for the granting of options to purchase up to 50 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2014, there were approximately 20 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2014	2013	2012
Shares issued or to be issued	2,618	3,833	3,979
Range of purchase prices	$10.12 - $11.04	$5.01 - $7.96	$4.82 - $5.16
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $8 million in expense associated with our employee stock purchase plan in 2014, $7 million in 2013 and $4 million in 2012.
NOTE N – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2014	2013	2012
Weighted average shares outstanding - basic	1,324.3	1,341.2	1,406.7
Net effect of common stock equivalents	—	—	—
Weighted average shares outstanding - assuming dilution	1,324.3	1,341.2	1,406.7
We generated net losses in 2014, 2013 and 2012. Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 24 million, 19 million and 8 million due to our net loss positions in 2014, 2013 and 2012, respectively.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 12 million stock options for 2014, 16 million for 2013, and 59 million for 2012, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

NOTE O – SEGMENT REPORTING
Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three reportable segments comprised of: Cardiovascular, Rhythm Management, and MedSurg. Our reportable segments represent an aggregate of operating segments. We have restated the 2012 information to conform to our new global reportable segment presentation.
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and corporate expenses, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restated segment information for the prior periods based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange rate fluctuations, and for the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014, which was not material. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2014	2013	2012
Net sales		(restated)	(restated)
Interventional Cardiology	$2,092	$1,995	$2,116
Peripheral Interventions	861	805	764
Cardiovascular	2,953	2,800	2,880

Cardiac Rhythm Management	1,922	1,882	1,887
Electrophysiology	228	154	145
Rhythm Management	2,150	2,036	2,032

Endoscopy	1,343	1,277	1,190
Urology and Women's Health	542	505	489
Neuromodulation	474	454	367
MedSurg	2,359	2,236	2,046
Net sales allocated to reportable segments	7,462	7,072	6,958
Sales generated from business divestitures	4	58	122
Impact of foreign currency fluctuations	(86)	13	169
	$7,380	$7,143	$7,249

	Year Ended December 31,
(in millions)	2014	2013	2012
Depreciation expense		(restated)	(restated)
Cardiovascular	$120	$111	$107
Rhythm Management	92	99	109
MedSurg	75	73	75
Depreciation expense allocated to reportable segments	287	283	291
Impact of foreign currency fluctuations	—	(4)	(3)
	$287	$279	$288

	Year Ended December 31,
(in millions)	2014	2013	2012
Income (loss) before income taxes		(restated)	(restated)
Cardiovascular	$767	$665	$685
Rhythm Management	289	211	217
MedSurg	746	679	590
Operating income allocated to reportable segments	1,802	1,555	1,492
Corporate expenses and currency exchange	(308)	(203)	(132)
Goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(1,357)	(822)	(4,833)
Amortization expense	(438)	(410)	(395)
Operating income (loss)	(301)	120	(3,868)
Other expense, net	(208)	(343)	(239)
	$(509)	$(223)	$(4,107)

	As of December 31,
(in millions)	2014	2013
Total assets
Cardiovascular	$1,501	$1,545
Rhythm Management	1,329	1,343
MedSurg	982	1,026
Total assets allocated to reportable segments	3,812	3,914
Goodwill	5,898	5,693
Other intangible assets, net	5,606	5,950
All other corporate assets	1,726	1,014
	$17,042	$16,571

Enterprise-Wide Information (based on actual currency exchange rates)

	Year Ended December 31,
(in millions)	2014	2013	2012
Net sales		(restated)*	(restated)*
Interventional Cardiology	$2,057	$1,997	$2,179
Cardiac Rhythm Management	1,912	1,886	1,908
Endoscopy	1,323	1,280	1,239
Peripheral Interventions	850	809	787
Urology and Women’s Health	535	505	500
Neuromodulation	472	453	367
Electrophysiology	227	155	147
	7,376	7,085	7,127
Sales generated from divested businesses	4	58	122
	$7,380	$7,143	$7,249

United States	$3,885	$3,743	$3,756
Japan	678	744	931
Other countries	2,813	2,598	2,440
	7,376	7,085	7,127
Sales generated from divested businesses	4	58	122
	$7,380	$7,143	$7,249

*We restated segment information for the prior periods for the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.

	As of December 31,
(in millions)	2014	2013	2012
Long-lived assets
United States	$1,002	$998	$1,065
Ireland	197	240	252
Other foreign countries	308	308	247
Property, plant and equipment, net	1,507	1,546	1,564
Goodwill	5,898	5,693	5,973
Other intangible assets, net	5,606	5,950	6,289
	$13,011	$13,189	$13,826

NOTE P – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the years ended December 31, 2014 and December 31, 2013. Amounts in the chart below are presented net of tax.

Year Ended December 31, 2014
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items / Other	Total
Beginning Balance	$(16)	$141	$(19)	$106
Other comprehensive income (loss) before reclassifications	(22)	145	(10)	113
(Gain)/Loss reclassified from accumulated other comprehensive income	—	(67)	(8)	(75)
Net current-period other comprehensive income	(22)	78	(18)	38
Ending Balance	$(38)	$219	$(37)	$144

Year Ended December 31, 2013
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items / Other	Total
Beginning Balance	$(26)	$34	$(41)	$(33)
Other comprehensive income (loss) before reclassifications	10	130	31	171
(Gain)/Loss reclassified from accumulated other comprehensive income	—	(23)	(9)	(32)
Net current-period other comprehensive income	10	107	22	139
Ending Balance	$(16)	$141	$(19)	$106
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was an expense of $83 million in the year ended December 31, 2014 and an expense of $77 million in the year ended December 31, 2013. The gains and losses on derivative financial instruments reclassified from accumulated other comprehensive income were reduced by income tax impacts of $38 million in the year ended December 31, 2014 and $14 million in the year ended December 31, 2013. Refer to Note E – Fair Value Measurements for further detail on the reclassifications related to derivatives.
The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassifications was a benefit of $5 million in the year ended December 31, 2014 and an expense of $15 million in the year ended December 31, 2013. The gains and losses on defined benefit and pension items reclassified from accumulated other comprehensive income were reduced by income tax impacts of $5 million in the year ended December 31, 2014 and $6 million in the year ended December 31, 2013.

NOTE Q – NEW ACCOUNTING PRONOUNCEMENTS
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
ASC Update No. 2014-10

In June 2014, the FASB issued ASC Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities. The amendments also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The elimination of the exception may change the consolidation analysis and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. We are required to apply Update No. 2014-10 for annual reporting periods beginning after December 15, 2014, and interim periods within those years. The adoption of Update No. 2014-10 is not expected to have a material impact on our financial position or results of operations.
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
ASC Update No. 2015-01
In January 2015, the FASB issued ASC Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). Update 2015-01 eliminates the concept of extraordinary items from GAAP, which requires an entity to separately classify, present, and disclose extraordinary events and transactions. Update 2015-01 is effective for the annual period beginning after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update 2015-01 is not expected to have an impact on our financial position or results of operations.
ASC Update No. 2015-02
In February 2015, the FASB issued ASC Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Update 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  Update 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update 2015-02 is not expected to have a material impact on our financial position or results of operations.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)

(unaudited)

	Three Months Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
2014
Net sales	$1,774	$1,873	$1,846	$1,887
Gross profit	1,237	1,310	1,296	1,327
Operating income (loss)	197	(69)	64	(493)
Net income (loss)	133	4	43	(299)
Net income (loss) per common share - basic	$0.10	$0.00	$0.03	$(0.23)
Net income (loss) per common share - assuming dilution	$0.10	$0.00	$0.03	$(0.23)

2013
Net sales	$1,761	$1,809	$1,735	$1,838
Gross profit	1,183	1,279	1,225	1,283
Operating income (loss)	(330)	220	103	127
Net income (loss)	(354)	130	(5)	108
Net income (loss) per common share - basic	$(0.26)	$0.10	$0.00	$0.08
Net income (loss) per common share - assuming dilution	$(0.26)	$0.10	$0.00	$0.08

Our reported results for 2014 included intangible asset impairment charges, restructuring- and litigation-related charges, acquisition- and divestiture-related net credits, discrete tax items and amortization expense (after tax) of: $135 million in the first quarter, $281 million in the second quarter, $230 million in the third quarter and $602 million in the fourth quarter. These net charges consisted primarily of: amortization expense; and litigation-related charges.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2014, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2014, and is incorporated into this Annual Report on Form 10-K by reference.

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

10.35	Form of 2011 Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 14, 2010, File No. 1-11083).#

10.36	Form of 2012 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.37
Boston Scientific Corporation 2013 Annual Bonus Plan, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.38
Boston Scientific Corporation 2013 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.5, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.39	Boston Scientific Corporation 2013 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.6, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.40
Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.39, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.41
Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.44, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.42
Form of Second Amendment of Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.43
Form of Third Amendment of the Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-11083).#

10.44
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

10.45
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).#

10.46
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.47	Form of Non-Qualified Stock Option Agreement (vesting over three years) (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.48	Form of Non-Qualified Stock Option Agreement (vesting over four years) (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.49
Form of Non-Qualified Stock Option Agreement (vesting over two years) (incorporated herein by reference to Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.5	Form of Non-Qualified Stock Option Agreement (Executive) (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.51	Form of Deferred Stock Unit Award Agreement (Executive) (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.52	Form of Non-Qualified Stock Option Agreement (Special) (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.53	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.54
Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-K dated September 30, 2010, File No. 1-11083).#

10.55	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.56	Form of Deferred Stock Unit Award Agreement (Special) (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.57	Form of Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

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

10.60	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.61	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.62
Form of Deferred Stock Unit Award Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11083).#

10.63	Form of Performance Share Unit Award Agreement (incorporated herein by reference to Exhibit 10.41, Annual Report on Form 10-K for year ended December 31, 2009, File No 1-11083).#

10.64
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.65
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

10.70
Form of Offer Letter between the Company and Timothy A. Pratt dated April 9, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11083).#

10.71
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.72
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

10.74	The Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1, Registration No. 333-98755).#

10.75
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 (incorporated herein by reference to Exhibit 10.118, Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-11083).#

10.76	Form of Letter to Key Management Personnel re: Change in Control Agreement (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 28, 2013, File No. 1-11083).

10.77
Transition and Separation Agreement effective December 31, 2013 between the Company and Jeffrey D. Capello (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083). #

10.78
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 24, 2013 File No. 1-11083). #

10.79
Boston Scientific Corporation Annual Bonus Plan Performance Period January 1 - December 31, effective October 2013 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.80
Boston Scientific Corporation Total Shareholder Return Performance Share Program, Performance Period January 1, 2014 - December 31, 2016 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.81
Boston Scientific Corporation Free Cash Flow Performance Share Program, Performance Period January 1, 2014 - December 31, 2014 (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.82
Boston Scientific Corporation 2013 Annual Bonus Plan Performance Period January 1 - December 31, effective July 2013 (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.83
Form of 2011 Long-Term Incentive Plan Global Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.84
Form of 2011 Long-Term Incentive Plan Global Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.85
Boston Scientific Corporation Severance Pay and Layoff Notification Plan, as amended and restated (Bridge Plan), effective August 1, 2013 (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.86
Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, as amended and restated, effective August 1, 2013 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.87
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2014 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 File No. 1-11083).#

10.88
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (2014 Total Shareholder Return) incorporated herein by reference to Exhibit 10.99, Annual Report on Form 10-K for the year ended December 31, 2013 File No. 1-11083).#

10.89
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (2014 Free Cash Flow) incorporated herein by reference to Exhibit 10.100, Annual Report on Form 10-K for the year ended December 31, 2013 File No. 1-11083).#

10.90
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2014 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 1-11083). #

10.91
Boston Scientific Corporation 2015 Annual Bonus Plan, effective as of January 1, 2015 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.92
Boston Scientific Corporation 2015 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.93	Boston Scientific Corporation 2015 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.94
Boston Scientific Corporation Executive Retirement Plan, as amended and restated effective November 1, 2014 (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.95
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.96
Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.97
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.98
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.99
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.100
First Amendment to Boston Scientific Corporation Deferred Bonus Plan, effective January 1, 2015 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Boston Scientific's subsidiaries as of February 12, 2015.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (iii) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (vi) the notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2015	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2015	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 25, 2015	By:	/s/ Bruce L. Byrnes

Bruce L. Byrnes
Director

Dated: February 25, 2015	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 25, 2015	By:	/s/ Kristina M. Johnson, Ph.D.

Kristina M. Johnson, Ph.D.
Director

Dated: February 25, 2015	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 25, 2015	By:	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph. D.
Director

Dated: February 25, 2015	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 25, 2015	By:	/s/ N.J. Nicholas, Jr.

N.J. Nicholas, Jr.
Director

Dated: February 25, 2015	By:	/s/ Pete M. Nicholas

Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 25, 2015	By:	/s/ Uwe E. Reinhardt, Ph.D.

Uwe E. Reinhardt, Ph.D.
Director

Dated: February 25, 2015	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 25, 2015	By:	/s/ John E. Sununu

John E. Sununu
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Deductions to Allowances for Uncollectible Accounts (b)	Charges to (Deductions from) Other Accounts (c)	Balance at End of Year
Year Ended December 31, 2014:
Allowances for uncollectible accounts and sales returns and allowances	$112	10	(15)	(2)	$105
Year Ended December 31, 2013:
Allowances for uncollectible accounts and sales returns and allowances	$119	5	(12)	—	$112
Year Ended December 31, 2012:
Allowances for uncollectible accounts and sales returns and allowances	$116	14	(7)	(4)	$119
(a) Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b) Represents actual write-offs of uncollectible accounts.
(c) Represents net change in allowances for sales returns, recorded as contra-revenue.