Form 10-Q
period 2015-03-31
BOSTON SCIENTIFIC CORP
filed 2015-05-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 30, 2015
Common Stock, $.01 par value	1,340,675,902

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
in millions, except per share data	2015	2014

Net sales	$1,768	$1,774
Cost of products sold	520	537
Gross profit	1,248	1,237

Operating expenses:
Selling, general and administrative expenses	668	666
Research and development expenses	192	191
Royalty expense	17	40
Amortization expense	113	109
Intangible asset impairment charges	—	55
Contingent consideration expense (benefit)	27	(22)
Restructuring charges	6	20
Litigation-related charges (credits)	193	(7)
Pension termination charges	8	—
Gain on divestiture	—	(12)
	1,224	1,040
Operating income (loss)	24	197

Other income (expense):
Interest expense	(60)	(54)
Other, net	(15)	3
Income (loss) before income taxes	(51)	146
Income tax expense (benefit)	(50)	13
Net income (loss)	$(1)	$133

Net income (loss) per common share — basic	$(0.00)	$0.10
Net income (loss) per common share — assuming dilution	$(0.00)	$0.10

Weighted-average shares outstanding
Basic	1,333.7	1,321.7
Assuming dilution	1,333.7	1,349.2

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2015	2014
Net income (loss)	$(1)	$133
Other comprehensive income (loss):
Foreign currency translation adjustment	(35)	(6)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	28	(27)
Net change in certain retirement plans	5	(1)
Total other comprehensive income (loss)	(2)	(34)
Total comprehensive income (loss)	$(3)	$99

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
in millions, except share and per share data	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242	$587
Trade accounts receivable, net	1,161	1,183
Inventories	958	946
Deferred and prepaid income taxes	339	447
Other current assets	489	443
Total current assets	3,189	3,606
Property, plant and equipment, net	1,458	1,507
Goodwill	5,896	5,898
Other intangible assets, net	5,499	5,606
Other long-term assets	430	425
TOTAL ASSETS	$16,472	$17,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$423	$403
Accounts payable	228	262
Accrued expenses	1,512	1,950
Other current liabilities	300	231
Total current liabilities	2,463	2,846
Long-term debt	3,845	3,859
Deferred income taxes	963	1,214
Other long-term liabilities	2,700	2,666

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,587,583,586 shares as of March 31, 2015 and 1,575,018,236 shares as of December 31, 2014	16	16
Treasury stock, at cost - 247,566,270 shares as of March 31, 2015 and 247,566,270 shares as of December 31, 2014	(1,717)	(1,717)
Additional paid-in capital	16,750	16,703
Accumulated deficit	(8,690)	(8,689)
Accumulated other comprehensive income (loss), net of tax	142	144
Total stockholders’ equity	6,501	6,457
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,472	$17,042

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
in millions	2015	2014

Cash provided by (used for) operating activities	$(197)	$198

Investing activities:
Purchases of property, plant and equipment	(46)	(59)
Purchases of privately held securities	—	(6)
Purchases of notes receivable	(3)	—
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	—	7
Payments for acquisitions of businesses, net of cash acquired	—	(8)
Payments for investments and acquisitions of certain technologies	(2)	(11)
Proceeds from business divestitures, net of costs	—	12

Cash used for investing activities	(51)	(65)

Financing activities:
Payment of contingent consideration	(87)	(12)
Proceeds from borrowings on credit facilities	—	285
Payments on borrowings from credit facilities	—	(285)
Payments for acquisitions of treasury stock	—	(125)
Cash used to net share settle employee equity awards	(61)	(47)
Proceeds from issuances of shares of common stock	54	24

Cash used for financing activities	(94)	(160)

Effect of foreign exchange rates on cash	(3)	1

Net increase (decrease) in cash and cash equivalents	(345)	(26)
Cash and cash equivalents at beginning of period	587	217
Cash and cash equivalents at end of period	$242	$191

Supplemental Information

Non-cash operating activities:
Stock-based compensation expense	$26	$26
Fair value of contingent consideration recorded in purchase accounting	$—	$3

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2014 Annual Report on Form 10-K.
Subsequent Events
We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three month period ended March 31, 2015. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B - Acquisitions, Note F - Borrowings and Credit Arrangements as well as Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS

We did not close any material acquisitions during the first quarters of 2015 and 2014.

On March 2, 2015, we announced that we entered into a definitive agreement with Endo International plc to acquire the American Medical Systems urology portfolio, which includes the Men's Health and Prostate Health businesses, for $1.600 billion in up-front cash and a potential additional $50 million milestone based on 2016 sales (AMS Portfolio Acquisition). We expect to close the transaction in the third quarter of 2015, subject to customary closing conditions.

In April 2015, we acquired Xlumena, Inc., a venture-backed medical device company that develops, manufactures and sells minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. The agreement calls for an upfront payment of approximately $63 million, an additional payment of $13 million upon FDA clearance of the HOT AXIOS™ product, and further sales-based milestones based on sales achieved through 2018.

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
We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $27 million during the first quarter of 2015 and a net benefit of $22 million during the first quarter of 2014. We paid $99 million of contingent consideration during the first quarter of 2015 and we paid $12 million during the first quarter of 2014.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2014	$274
Amounts recorded related to new acquisitions	—
Other amounts recorded related to prior acquisitions	—
Net fair value adjustments	27
Payments made	(99)
Balance as of March 31, 2015	$202

As of March 31, 2015, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.810 billion.
Contingent consideration liabilities are re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2015	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$13 million	Probability Weighted Discounted Cash Flow	Discount Rate	1.2%
			Probability of Payment	95% - 100%
			Projected Year of Payment	2015
Revenue-based Payments	$51 million	Probability Weighted Discounted Cash Flow	Discount Rate	11.5% - 15%
			Probability of Payment	0% - 100%
			Projected Year of Payment	2015 - 2018
	$138 million	Monte Carlo	Revenue Volatility	11% - 13%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2015-2018

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

NOTE C – DIVESTITURES
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, an additional $10 million during 2012, $30 million during 2013 and the final amount due to us in 2014. At the time of divestiture, due to our continuing involvement in the operations of the Neurovascular business following the transaction, the divestiture did not meet the criteria for presentation as a discontinued operation. Our sales related to our divested Neurovascular business have declined as the various transition services and supply agreements have terminated.
Revenue recorded in the first quarter of 2014 was $2 million related to the Neurovascular business following its divestiture. We recorded a gain of $12 million during the first quarter of 2014 associated with the transaction.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of March 31, 2015 and December 31, 2014 are as follows:

	As of
	March 31, 2015		December 31, 2014
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,482	$(3,789)	$8,406	$(3,697)
Patents	522	(347)	519	(342)
Other intangible assets	875	(546)	875	(533)
	$9,879	$(4,682)	$9,800	$(4,572)
Unamortizable intangible assets
Goodwill	$15,796	$(9,900)	$15,798	$(9,900)
Technology-related	197	—	197	—
	$15,993	$(9,900)	$15,995	$(9,900)

In addition, we had $105 million and $181 million of in-process research and development intangible assets as of March 31, 2015 and December 31, 2014, respectively. During the first quarter of 2015, we reclassified approximately $76 million of in-process research and development not previously subject to amortization to amortizable intangible assets due to the receipt of FDA approval of the WATCHMAN® device.
The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2014	$3,426	$290	$2,182	$5,898
Purchase price adjustments	(2)	—	—	(2)
Balance as of March 31, 2015	$3,424	$290	$2,182	$5,896

Goodwill Impairment Testing
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our 2014 Annual Report filed on Form 10-K for discussion of our most recent goodwill impairment tests.
The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2014	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of March 31, 2015	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

During the first quarter of 2014, as a result of lower estimates of the resistant hypertension market following the announcement of data from a competitor's clinical trial, we performed an interim impairment test of our in-process research and development projects and core technology associated with our acquisition of Vessix Vascular Inc. (Vessix). The impairment assessments were based upon probability-weighted cash flows of potential future scenarios. Based on our impairment assessment, and lower expected future cash flows associated with our Vessix-related intangible assets, we recorded pre-tax impairment charges of $55 million in the first quarter of 2014 to write-down the balance of these intangible assets to their calculated fair value.

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

NOTE E – FAIR VALUE MEASUREMENTS
Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through a risk management program that includes the use of derivative financial instruments, and we operate the program pursuant to documented corporate risk management policies. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes, and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815.
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
Currently or Previously Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of March 31, 2015 and December 31, 2014 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments currently or previously designated as cash flow hedges outstanding in the contract amount of $1.987 billion as of March 31, 2015 and $2.178 billion as of December 31, 2014.
We recognized net gains of $49 million in earnings on our cash flow hedges during the first quarter of 2015, as compared to net gains of $21 million during the first quarter of 2014. All currency cash flow hedges outstanding as of March 31, 2015 mature within 36 months. As of March 31, 2015, $246 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $217 million as of December 31, 2014. As of March 31, 2015, $142 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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

Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.365 billion as of March 31, 2015 and $2.470 billion as of December 31, 2014.
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
In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges. During the first quarter of 2015, we terminated these hedges and we received total proceeds of approximately $35 million when we terminated the interest rate derivative contracts, which included approximately $7 million of net accrued interest receivable. We had no amounts outstanding as of March 31, 2015. We assessed at inception, and re-assessed on an ongoing basis, whether the interest rate derivative contracts were highly effective in offsetting changes in the fair value of the hedged fixed-rate debt. During the first quarter of 2015, we recognized, in interest expense, an $8 million loss on our hedged debt and an $8 million gain on the related interest rate derivative contract. During the first quarter of 2014, we recognized, in interest expense, a $10 million loss on our hedged debt and a $10 million gain on the related interest rate derivative contract.

The carrying amount of our $450 million senior notes maturing in October 2023 includes unamortized gains of $30 million as of March 31, 2015, related to the interest rate derivative contracts terminated in the first quarter of 2015, which represents the effective portion of these contracts as of the termination date, less amounts amortized. Additionally, in prior years, we terminated certain other interest rate derivative contracts, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. We are amortizing the gains and losses on these derivative instruments upon termination into earnings as a net reduction of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $43 million as of March 31, 2015 and $45 million as of December 31, 2014, and unamortized losses of $1 million as of March 31, 2015 and $2 million as of December 31, 2014, related to the fixed-to-floating interest rate contracts that we terminated in prior years. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $1 million as of March 31, 2015 and $2 million as of December 31, 2014. We recorded approximately $2 million during the first quarter of 2015 as a reduction to interest expense, resulting from the amortization of interest rate derivative contracts terminated in prior years. As of March 31, 2015, $13 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our terminated interest rate derivative contracts.
Counterparty Credit Risk
We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or a related group of counterparties. We manage the concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and actively monitoring their credit ratings and outstanding fair values on an on-going basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency.

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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the first quarter of 2015 and 2014 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended March 31, 2015
Currency hedge contracts	$93	$49	Cost of products sold
	$93	$49
Three Months Ended March 31, 2014
Currency hedge contracts	$(21)	$21	Cost of products sold
	$(21)	$21

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended
		March 31,
		2015	2014
Gain (loss) on currency hedge contracts	Other, net	$23	$(3)
Gain (loss) on foreign currency transaction exposures	Other, net	(33)	—
Net foreign currency gain (loss)	Other, net	$(10)	$(3)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2015, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of March 31, 2015 and December 31, 2014:

		As of
		March 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2015	2014
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$204	$178
Currency hedge contracts	Other long-term assets	160	141
Interest rate contracts	Other current assets	—	3
Interest rate contracts	Other long-term assets	—	22
		364	344
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	107	100
Total Derivative Assets		$471	$444

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$1	$1
		1	1
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	52	35
Total Derivative Liabilities		$53	$36

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015				As of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$20	$—	$—	$20	$151	$—	$—	$151
Currency hedge contracts	—	471	—	471	—	419	—	419
Interest rate contracts	—	—	—	—	—	25	—	25
	$20	$471	$—	$491	$151	$444	$—	$595
Liabilities
Currency hedge contracts	$—	$53	$—	$53	$—	$36	$—	$36
Accrued contingent consideration	—	—	202	202	—	—	274	274
	$—	$53	$202	$255	$—	$36	$274	$310
Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $20 million invested in money market and government funds as of March 31, 2015, we had $53 million in short-term time deposits and $169 million in interest bearing and non-interest bearing bank accounts. In addition to $151 million invested in money market and government funds as of December 31, 2014, we had $255 million in short-term deposits and $181 million in interest bearing and non-interest bearing bank accounts.
Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B - Acquisitions in this Quarterly Report on Form 10-Q, for a discussion of the changes in the fair value of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $27 million as of March 31, 2015 and $27 million as of December 31, 2014.
During the first quarter of 2014, we recorded $55 million of losses to adjust our intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets in this Quarterly Report on Form 10-Q, for further information related to these charges and significant unobservable inputs (Level 3).
The fair value of our outstanding debt obligations was $4.653 billion as of March 31, 2015 and $4.613 billion as of December 31, 2014, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements in this Quarterly Report on Form 10-Q, for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.268 billion as of March 31, 2015 and $4.262 billion as of December 31, 2014. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2015 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$400	$600	$250	$600	$—	$1,950	$3,800
Term loan	—	80	80	240	—	—	400
	$400	$680	$330	$840	$—	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility
During the first quarter of 2015, we maintained a $2.000 billion revolving credit facility (the 2012 Facility), maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of March 31, 2015). In addition, we were required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of March 31, 2015). There were no amounts borrowed under our revolving credit facility as of March 31, 2015 or December 31, 2014.
Our revolving credit facility agreement in place as of March 31, 2015, required that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of March 31, 2015
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	8.0 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of March 31, 2015, provided for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2015, we had $95 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, were excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments was excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.300 billion in the aggregate. As of March 31, 2015, we had $1.789 billion of the combined legal and debt exclusion remaining. As of and through March 31, 2015, we were in compliance with the required covenants.
On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility ) with a global syndicate of commercial banks to refinance the 2012 Facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of April 10, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.200 percent per year as of April 10, 2015). The 2015 Credit Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times and a maximum leverage ratio of 4.5 times for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition, and decreasing to 4.25 times, 4.0 times, and 3.75 times for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.5 times for each fiscal quarter-end thereafter. The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. In addition, the credit agreement provides that until the AMS Portfolio Acquisition is consummated, up to $1.000 billion of new indebtedness issued or incurred on or prior to the consummation of the acquisition to fund the acquisition should be excluded from the calculation of consolidated total debt. With the entry into the 2015 Facility, we terminated the 2012 Facility on April 10, 2015.

Term Loans

We had $400 million outstanding under an unsecured term loan facility (2013 Term Loan) as of March 31, 2015 and December 31, 2014. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2012 Facility up to its date of termination, and the 2015 Facility when in place on April 10, 2015. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of March 31, 2015 is 2.4 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of March 31, 2015 is 8.0 times. On April 10, 2015, the 2013 Term Loan credit agreement was amended to conform to similar financial covenants under the 2015 Facility.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on April 10, 2020. The 2015 Term Loan will be used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. The 2015 Term Loan will only be funded if the acquisition closes. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.200 percent per year as of April 10, 2015). Such fee accrues from 60 days after April 10, 2015 through the date of funding of the term loan. The 2015 Term Loan requires quarterly principal payments of $38 million commencing on the first fiscal quarter ended after the date which is the second anniversary of the closing date of the AMS Portfolio Acquisition, and the remaining principal amount is due at the final maturity date of April 10, 2020. The 2015 Term Loan agreement contains covenants which, among other things, require that we maintain a minimum interest coverage ratio and a maximum leverage ratio substantially similar to the ratios in the 2015 Facility.

Interim Revolving Credit Facility

On April 10, 2015, we entered into a $250 million unsecured revolving credit facility (2015 Interim Facility). The availability of the 2015 Interim Facility is conditioned on the closing of the AMS Portfolio Acquisition. The 2015 Interim Facility may be used to finance working capital and for general corporate purposes, including but not limited to acquisitions, and will mature on October 13, 2015. Eurodollar and multicurrency loans under the 2015 Interim Facility bear interest at LIBOR plus an interest margin of between 0.90 percent and 1.525 percent based on our corporate credit ratings and consolidated leverage ratio (1.325 percent as of April 10, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.175 percent per year as of April 10, 2015). The 2015 Interim Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio and a maximum leverage ratio substantially similar to the 2015 Facility. Commitments under the 2015 Interim Facility may be reduced by certain debt and equity issuances occurring prior to the maturity date.

Senior Notes
We had senior notes outstanding of $3.800 billion as of March 31, 2015 and December 31, 2014. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of March 31, 2015 is 2.4 times. We had no borrowings outstanding under this facility as of March 31, 2015 and December 31, 2014.

We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $306 million as of March 31, 2015. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $153 million of receivables as of March 31, 2015 at an average interest rate of 5.3 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of March 31, 2015, our net receivables in these countries greater than 180 days past due totaled $25 million, of which $10 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $175 million as of March 31, 2015). We de-recognized $125 million of notes receivable as of March 31, 2015 at an average interest rate of 1.7 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2015 we had outstanding letters of credit of $58 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2015 and December 31, 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of March 31, 2015 or December 31, 2014. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

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

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million, and approximately $235 million to $285 million of these charges is estimated to result in cash outlays, of which we have made payments of $119 million through March 31, 2015. We have recorded related costs of $168 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2014 Restructuring plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$115 million to $135 million
Other (1)	$25 million to $35 million
Restructuring-related expenses:
Other (2)	$110 million to $130 million
$250 million to $300 million
(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2014 Restructuring plan, including program management, accelerated depreciation, and costs to transfer product lines among facilities.
2011 Restructuring Plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments. Key activities under the 2011 Restructuring plan included standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we expanded our ability to deliver best-in-class global shared services for certain functions and divisions at several locations in emerging markets. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 Restructuring plan (the Expansion). The Expansion was intended to further strengthen our operational effectiveness and efficiencies and support new investments. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, were substantially completed by the end of 2013.
The 2011 Restructuring plan, including the Expansion, resulted in net pre-tax charges of $286 million, and $287 million of cash outlays. In addition, we received $53 million of cash proceeds on facility and fixed asset sales. We recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our total costs associated with the 2011 Restructuring plan, including the Expansion, by major type of cost:

Type of cost	Total amounts incurred
Restructuring charges:
Termination benefits	$135 million
Other (1)	$112 million
Restructuring-related expenses:
Other (2)	$39 million
$286 million

(1)	Includes primarily consulting fees, gains and losses on disposals of fixed assets and costs associated with contract cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including the Expansion, such as program management, accelerated depreciation, retention and infrastructure-related costs.

We recorded net restructuring charges pursuant to our restructuring plans of $6 million in the first quarter of 2015 and $20 million in the first quarter of 2014. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $16 million in the first quarter of 2015, and $8 million in the first quarter of 2014.
The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended March 31, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$5	$—	$—	$—	$1	$6
Restructuring-related expenses:
Cost of products sold	—	—	8	—	—	8
Selling, general and administrative expenses	—	1	—	—	7	8
	—	1	8	—	7	16
	$5	$1	$8	$—	$8	$22

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$8	$1	$8	$—	$8	$25
2011 Restructuring plan (including the Expansion)	(3)	—	—	—	—	(3)
	$5	$1	$8	$—	$8	$22

Three Months Ended March 31, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$11	$—	$—	$—	$9	$20
Restructuring-related expenses:
Cost of products sold	—	—	2	—	—	2
Selling, general and administrative expenses	—	1	—	—	5	6
	—	1	2	—	5	8
	$11	$1	$2	$—	$14	$28

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$9	$1	$2	$—	$11	$23
2011 Restructuring plan (including the Expansion)	2	—	—	—	3	5
	$11	$1	$2	$—	$14	$28

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). We expect to record additional termination benefits related to our restructuring initiatives throughout 2015 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees and costs related to contract cancellations, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

As of March 31, 2015, we incurred cumulative restructuring charges related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) of $351 million and restructuring-related costs of $103 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Termination benefits	$78	$135	$213
Net loss (gain) on fixed asset disposals	—	(1)	(1)
Other	26	113	139
Total restructuring charges	104	247	351
Accelerated depreciation	6	5	11
Transfer costs	32	—	32
Other	26	34	60
Restructuring-related expenses	64	39	103
	$168	$286	$454

We made cash payments of $26 million in the first quarter of 2015 associated with restructuring initiatives pursuant to these plans, and, as of March 31, 2015, we had made total cash payments of $406 million related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) since committing to each plan. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Three Months Ended March 31, 2015
Termination benefits	$9	$—	$9
Transfer costs	8	—	8
Other	9	—	9
	$26	$—	$26

Program to Date
Termination benefits	$40	$133	$173
Transfer costs	32	—	32
Other	47	154	201
	$119	$287	$406
Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion), which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Accrued as of December 31, 2014	$39	$4	$43
Charges (credits)	8	(3)	5
Cash payments	(9)	—	(9)
Other	—	(1)	(1)
Accrued as of March 31, 2015	$38	$—	$38

In addition to our accrual for termination benefits, we had a $6 million liability as of March 31, 2015 and an $6 million liability as of December 31, 2014 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	March 31, 2015	December 31, 2014
Accounts receivable	$1,264	$1,288
Less: allowance for doubtful accounts	(72)	(76)
Less: allowance for sales returns	(31)	(29)
	$1,161	$1,183
The following is a rollforward of our allowance for doubtful accounts for the first quarter of 2015 and 2014:

	Three Months Ended March 31,
(in millions)	2015	2014
Beginning balance	$76	$81
Charges to expenses	2	(2)
Utilization of allowances	(6)	(4)
Ending balance	$72	$75
Inventories

	As of
(in millions)	March 31, 2015	December 31, 2014
Finished goods	$653	$649
Raw materials	210	200
Work-in-process	95	97
	$958	$946
Property, plant and equipment, net

	As of
(in millions)	March 31, 2015	December 31, 2014
Land	$80	$80
Buildings and improvements	925	944
Equipment, furniture and fixtures	2,672	2,633
Capital in progress	173	189
	3,850	3,846
Less: accumulated depreciation	2,392	2,339
	$1,458	$1,507
Depreciation expense was $65 million for both the first quarter of 2015 and 2014.

Accrued expenses

	As of
(in millions)	March 31, 2015	December 31, 2014
Legal reserves	$515	$694
Payroll and related liabilities	351	512
Accrued contingent consideration	123	158
Other	523	586
	$1,512	$1,950
Other long-term liabilities

	As of
(in millions)	March 31, 2015	December 31, 2014
Accrued income taxes	$1,250	$1,231
Legal reserves	938	883
Accrued contingent consideration	79	116
Other long-term liabilities	433	436
	$2,700	$2,666

Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first three months of 2015 and 2014 consisted of the following (in millions):

	Three Months Ended March 31,
	2015	2014
Beginning Balance	$25	$28
Provision	5	4
Settlements/reversals	(4)	(3)
Ending Balance	$26	$29

NOTE I – INCOME TAXES
Our effective tax rates from continuing operations for the three months ended March 31, 2015 and March 31, 2014, were 97.5 percent and 8.9 percent, respectively. The change in our reported tax rate for the first quarter of 2015, as compared to the same period in 2014, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition- and divestiture-related items, and litigation- and restructuring-related items, pension termination charges, as well as the impact of certain discrete tax items.
As of March 31, 2015, we had $1.056 billion of gross unrecognized tax benefits, of which a net $905 million, if recognized, would affect our effective tax rate. As of December 31, 2014, we had $1.047 billion of gross unrecognized tax benefits, of which a net $903 million, if recognized, would affect our effective tax rate.

During 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. We disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe our income tax reserves associated with these matters are adequate as of March 31, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. Also, in connection with the IRS issues, a number of agreed adjustments were contained in the IRS report. However, no tax was paid on these amounts as there are outstanding tax receivables from the IRS that are currently being withheld due to the pending U.S. Tax Court case.
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $459 million accrued for gross interest and penalties as of March 31, 2015 and $443 million as of December 31, 2014. The increase in gross interest and penalties was $16 million, recognized in our unaudited condensed consolidated statements of operations. We recognized net tax expense related to interest and penalties of $11 million during the first quarter of 2015 and $9 million during the first quarter of 2014.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $10 million.

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

Our accrual for legal matters that are probable and estimable was $1.453 billion as of March 31, 2015 and $1.577 billion as of December 31, 2014, and includes estimated costs of settlement, damages and defense. We recorded $193 million of litigation-related charges during the first three months of 2015 and we recorded a litigation-related net credit of $7 million during the first three months of 2014. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2014 Annual Report on Form 10-K and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

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

Product Liability Litigation

As of May 5, 2015, there were over 26,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse pending against us. The cases are pending in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of three putative class actions, and fewer than 10 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 2,500 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. During April 2015, solely by way of compromise and without any admission or concession by us of any liability or wrongdoing, we entered into a Master Settlement Agreement (the “Agreement”) with certain plaintiffs’ counsel to settle substantially all of their inventories of cases and claims pending against us. The Agreement provides that we will pay approximately $119 million to resolve 2,970 of the over 26,000 pending cases and claims, including the case in the District Court of Dallas County (TX) for which there is a judgment of approximately $35 million that is currently subject to appeal. Under the terms of the Agreement, we will make two payments into a settlement fund held in escrow with full funding to be completed on or before October 1, 2015.  The settlement and the distribution of settlement funds to participating claimants are conditioned upon, among other things, achieving minimum required claimant participation thresholds. If the participation thresholds are not satisfied, we may terminate the Agreement.

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

Governmental Investigations and Qui Tam Matters

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. On February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds. On September 18, 2014, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision to dismiss the complaint with prejudice. On October 2, 2014, the plaintiff filed a petition for rehearing en banc. On December 2, 2014, the Second Circuit denied the petition for rehearing en banc. On March 2, 2015, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court requesting judicial review of the Second Circuit’s decision.

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

Other Proceedings

On March 18, 2015, Denise Fretter and Maria Korsgaard, claiming to represent a class of current and former female field sales employees at Boston Scientific Neuromodulation Corporation (BSNC), filed a lawsuit against BSNC in the U.S. District Court for the Central District of California. The plaintiffs allege gender discrimination in pay, promotions and differential treatment against them and the putative class.

Refer to Note I - Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2014

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott Laboratories in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant's breach. The complaint seeks certain factual findings, damages in an amount no less than $5.500 billion and attorneys' fees, costs, and interest. In August 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On June 20, 2011, Guidant filed a motion for summary judgment, and the hearing on this motion was held on July 25, 2012. On July 7, 2014, the judge denied Guidant’s motion. The bench trial was held in November and December. On February 13, 2015, the parties reached a settlement agreement pursuant to which Guidant made aggregate payments to Johnson & Johnson totaling $600 million, we agreed that neither we nor our affiliates will commence, or assist any third party in commencing, proceedings of any kind, against Johnson & Johnson or its affiliates for patent infringement or seeking any remedy for patent infringement based on Johnson & Johnson or its affiliates making, having made, using, selling, offering for sale or importing the S.M.A.R.T®, S.M.A.R.T® Control®, and S.M.A.R.T® Flex stent products and Johnson & Johnson dismissed its actions against Guidant with prejudice.

On October 5, 2007, Dr. Tassilo Bonzel filed a complaint against Pfizer, Inc. and our Schneider subsidiaries and us in the District Court in Kassel, Germany alleging that a 1995 license agreement related to a catheter patent is invalid under German law and seeking monetary damages. In June 2009, the District Court dismissed all but one of Dr. Bonzel's claims and in October 2009, he added new claims. We opposed the addition of the new claims. The District Court ordered Dr. Bonzel to select the claims he would pursue and in January 2011, he made that selection. A hearing was held on March 28, 2014 and a decision was made to take evidence at a hearing to be set at a later date. On January 23, 2015, the parties reached a confidential settlement agreement. On April 15, 2015, all remaining Boston Scientific affiliates were dismissed from the case.

On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in the Civil Tribunal in Milan, Italy alleging certain of our Cardiac Rhythm Management products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini and seeking monetary damages. In January 2011, Dr. Tellini refiled amended claims after his initial claims were dismissed without prejudice to refile. On February 12, 2015, the Tribunal found the Tellini patent invalid and dismissed the case.

On October 14, 2014, MK Optics, LLC filed a complaint in the United States District Court for the District of Delaware alleging that the sale of our Spyglass Direct Visualization System infringes a patent owned by MK Optics. The parties entered into a confidential settlement agreement and the case was dismissed on April 6, 2015.

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2015		2014
Weighted average shares outstanding - basic	1,333.7		1,321.7
Net effect of common stock equivalents	—	*	27.5
Weighted average shares outstanding - assuming dilution	1,333.7		1,349.2

* We generated a net loss in the first quarter of 2015. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 24.0 million for the first quarter of 2015 due to our net loss position in this period.
Weighted average shares outstanding, assuming dilution, excludes the impact of 10 million stock options for the first quarter of 2015 and 12 million stock options for the first quarter of 2014, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately 13 million shares of our common stock in the first quarter of 2015 and 10 million shares of our common stock in the first quarter of 2014, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We did not repurchase any shares of our common stock during the first quarter of 2015. We repurchased 10 million shares of our common stock during the first quarter of 2014 for approximately $125 million, pursuant to our authorized repurchase programs as discussed in Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our 2014 Annual Report filed on Form 10-K.

NOTE L – SEGMENT REPORTING
We have three reportable segments comprised of: Cardiovascular, Rhythm Management, and MedSurg. Our reportable segments represent an aggregate of operating segments. Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and corporate expenses, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restate segment information for the prior period based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuation. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; pension termination charges; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in millions)	2015	2014

Net sales
Interventional Cardiology	$541	$501
Peripheral Interventions	232	204
Cardiovascular	773	705

Cardiac Rhythm Management	483	464
Electrophysiology	61	58
Rhythm Management	544	522

Endoscopy	328	316
Urology and Women's Health	130	126
Neuromodulation	116	109
MedSurg	574	551
Net sales allocated to reportable segments	1,891	1,778
Sales generated from divested businesses	—	2
Impact of foreign currency fluctuations	(123)	(6)
	$1,768	$1,774

Income (loss) before income taxes
Cardiovascular	$236	$171
Rhythm Management	78	66
MedSurg	166	168
Operating income allocated to reportable segments	480	405
Corporate expenses and currency exchange	(82)	(50)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, restructuring-, litigation related charges or credits, and pension termination charges	(261)	(49)
Amortization expense	(113)	(109)
Operating income (loss)	24	197
Other expense, net	(75)	(51)
Income (loss) before income taxes	$(51)	$146

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three months ended March 31, 2015 and March 31, 2014. Amounts in the chart below are presented net of tax.

Three Months Ended March 31, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2014	$(38)	$219	$(37)	$144
Other comprehensive income (loss) before reclassifications	(35)	59	(3)	21
Amounts reclassified from accumulated other comprehensive income	—	(31)	8	(23)
Net current-period other comprehensive income	(35)	28	5	(2)
Balance as of March 31, 2015	$(73)	$247	$(32)	$142

Three Months Ended March 31, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2013	$(16)	$141	$(19)	$106
Other comprehensive income (loss) before reclassifications	(6)	(14)	(1)	(21)
Amounts reclassified from accumulated other comprehensive income	—	(13)	—	(13)
Net current-period other comprehensive income	(6)	(27)	(1)	(34)
Balance as of March 31, 2014	$(22)	$114	$(20)	$72

The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was an expense of $34 million in the first quarter of 2015 and a benefit of $7 million in the first quarter of 2014. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $18 million in the first quarter of 2015 and $8 million in the first quarter of 2014. Refer to Note E – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2014-08
In April 2014, the FASB issued ASC Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Update No. 2014-08 changed the criteria for reporting discontinued operations and enhanced convergence of the FASB's and the International Accounting Standard Board's (IASB) reporting requirements for discontinued operations. We are required to apply this amendment, prospectively to: (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years and (2) all businesses that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. We adopted Update No. 2014-08 beginning in our first quarter ended March 31, 2015. The adoption of Update No. 2014-08 did not impact our results of operations or financial position.

Standards to be Implemented
ASC Update No. 2014-09
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. We are currently required to apply Update No. 2014-09 for annual reporting periods beginning after December 15, 2016. In April 2015, the FASB proposed to delay the implementation of this standard by one year, which would make the standard effective for public entities for annual and interim periods beginning after December 15, 2017. If the proposal is approved, the standard will be effective for us on January 1, 2018 and early application is permitted but not before the original public organization effective date, which is for annual reporting periods beginning after December 15, 2016. We are in the process of determining the effect, if any, that the adoption of this standard will have on our financial position and results of operations.
ASC Update No. 2014-10

In June 2014, the FASB issued ASC Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities. The amendments also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The elimination of the exception may change the consolidation analysis and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. We are required to apply the changes to Topic 810 as part of Update No. 2014-10 for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The adoption of Update No. 2014-10 is not expected to have a material impact on our financial position or results of operations.
ASC Update No. 2014-15
In August 2014, the FASB issued ASC Update No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). Update No. 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entities ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Update No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update No. 2014-15 is not expected to have an impact on our financial position or results of operations.
ASC Update No. 2015-01
In January 2015, the FASB issued ASC Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). Update No. 2015-01 eliminates the concept of extraordinary items from GAAP, which requires an entity to separately classify, present, and disclose extraordinary events and transactions. Update No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update No. 2015-01 is not expected to have an impact on our financial position or results of operations.
ASC Update No. 2015-02
In February 2015, the FASB issued ASC Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Update No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  Update No. 2015-02 is effective for annual reporting periods ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update No. 2015-02 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2015-03

In April 2015, the FASB issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Update No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The adoption of Update No. 2015-03 will require us to reclassify our debt issuance costs from deferred charges to direct deductions of our debt liabilities. This update is not expected to impact the results of our operations.

ASC Update No. 2015-05

In May 2015, the FASB issued ASC Update No. 2015 -05, Intangibles- Goodwill and Other - Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Update No. 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Update No. 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of Update No. 2015-05 is not expected to have a material impact on our financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including heart, vascular, digestive, pulmonary, urological, women's health, and chronic pain conditions. We continue to innovate in these areas and are intent on extending our innovations into new geographies and high-growth adjacency markets.
Financial Summary
Our net sales for the first quarter of 2015 were $1.768 billion, as compared to net sales of $1.774 billion for the first quarter of 2014, a decrease of $6 million, or zero percent. Excluding the impact of changes in foreign currency exchange rates, which had a $117 million negative impact on our first quarter 2015 net sales as compared to the same period in the prior year, and the decrease in net sales from divested businesses of $2 million, our net sales increased $113 million, or six percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net loss for the first quarter of 2015 was $1 million, or $(0.00) per share. Our reported results for the first quarter of 2015 included acquisition- and divestiture-related net charges, litigation-related charges, restructuring-related charges, pension termination charges and amortization expense totaling $287 million (after-tax), or $0.21 per share. Excluding these items, net income for the first quarter of 2015 was $286 million, or $0.21 per share.1 Our reported net income for the first quarter of 2014 was $133 million, or $0.10 per share. Our reported results for the first quarter of 2014 included an intangible asset impairment charge, acquisition- and divestiture-related net credits, litigation-related credits, restructuring-related charges, discrete tax items, and amortization expense totaling $135 million (after-tax), or $0.10 per share. Excluding these items, net income for the first quarter of 2014 was $268 million, or $0.20 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended March 31, 2015
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(51)	$50	$(1)	$(0.00)
Non-GAAP adjustments:
Acquisition- and divestiture-related net charges	42	1	43	0.03	*
Restructuring and restructuring-related net charges	22	(4)	18	0.01	*
Litigation-related charges	193	(70)	123	0.10	*
Pension termination charges	8	(3)	5	0.00	*
Amortization expense	113	(15)	98	0.07	*
Adjusted net income	$327	$(41)	$286	$0.21

* Assumes dilution of 24.0 million shares for the three months ended March 31, 2015 for all or a portion of these non-GAAP adjustments.

	Three Months Ended March 31, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$146	$(13)	$133	$0.10
Non-GAAP adjustments:
Intangible asset impairment charges	55	(6)	49	0.04
Acquisition- and divestiture-related net credits	(27)	(1)	(28)	(0.02)
Restructuring and restructuring-related net charges	28	(7)	21	0.01
Discrete tax items	—	2	2	0.00
Litigation-related credits	(7)	1	(6)	0.00
Amortization expense	109	(12)	97	0.07
Adjusted net income	$304	$(36)	$268	$0.20

Cash used by operating activities was $197 million in the first quarter of 2015, as compared to cash provided by operating activities of $198 million in the first quarter of 2014. The decrease was primarily due to legal payments of approximately $300 million in the first quarter of 2015, as well as a cash receipt of $80 million in February 2014 related to a government-funded settlement of outstanding receivables in Spain. As of March 31, 2015, we had total debt of $4.268 billion, cash and cash equivalents of $242 million and working capital of $726 million. Refer to Liquidity and Capital Resources for further discussion.

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

			Change
	Three Months Ended March 31,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2015	2014

Interventional Cardiology	$495	$497	(0)%	8%
Peripheral Interventions	217	203	7%	14%
Cardiovascular	712	700	2%	10%

Cardiac Rhythm Management	456	466	(2)%	4%
Electrophysiology	58	58	(1)%	6%
Rhythm Management	514	524	(2)%	4%

Endoscopy	305	314	(3)%	4%
Urology and Women’s Health	123	125	(2)%	3%
Neuromodulation	114	109	4%	6%
MedSurg	542	548	(1)%	4%

Subtotal Core Businesses	1,768	1,772	(0)%	6%
Divested Businesses	—	2	n/a	n/a
Worldwide	$1,768	$1,774	(0)%	6%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

Cardiovascular
Interventional Cardiology
Our Interventional Cardiology division develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems. We also offer structural heart products in certain markets, which include a device for transcatheter aortic valve replacement and a device designed to close the left atrial appendage in patients with atrial fibrillation that are at risk for ischemic stroke.

In May 2014, we launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Japan, following regulatory approval by the Japanese Ministry of Health, Labor and Welfare (MHLW). We had previously launched this technology in Europe and the U.S. during 2013. The Promus PREMIER™ Stent System is designed to provide physicians improved drug-eluting stent performance in treating patients with coronary artery disease, and features a unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We also market our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System in select European and other Conformité Européenne (CE) Mark countries, which features an ultra-thin abluminal (outer) bioabsorbable polymer coating. The EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY™ Stent System and support U.S. Food and Drug Administration (FDA) and Japanese regulatory approvals for this technology, released results in November 2014. The results demonstrated the SYNERGY™ stent system met its primary endpoint in this non-inferiority study, which evaluated the one-year rate of target lesion failure. We expect FDA approval of this technology in late 2015.

Our structural heart product offerings include our Lotus™ Valve System, a device for transcatheter aortic valve replacement, and our WATCHMAN® device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. In October 2013, we received CE Mark approval and launched the Lotus™ Valve System in Europe. In September 2014, we initiated the REPRISE III clinical trial with first patient enrollment. The initiation of the REPRISE III clinical trial marks the beginning of the process required to support FDA premarket approval. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE Mark countries and other international countries. We received FDA approval in March 2015 and commenced the commercial launch of WATCHMAN® in the U.S.
Our worldwide net sales of Interventional Cardiology products were $495 million in the first quarter of 2015, or approximately 28 percent of our consolidated net sales in the first quarter of 2015. Our worldwide net sales of Interventional Cardiology products remained fairly consistent with the first quarter of 2014, decreasing $2 million from the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a $42 million negative impact on our Interventional Cardiology net sales in the first quarter of 2015, as compared to the same period in the prior year, net sales of these products increased $40 million, or eight percent.
Excluding the impact of changes in foreign currency exchange rates, the year-over-year increase in our worldwide Interventional Cardiology net sales was primarily related to sales of our Promus PREMIER™ Stent System, our SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System in select European and other CE Mark countries, our structural heart products in international markets, along with operational growth in our other cardiology product lines, including our OptiCross™ Coronary Imaging Catheter, iLab® Intravascular Ultrasound Imaging System, and Polaris® Imaging System and our Thrombectomy product offerings.
Peripheral Interventions
Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease. We also offer VessixTM catheter-based renal denervation systems in certain markets for the treatment of hypertension.
Our worldwide net sales of PI products were $217 million in the first quarter of 2015, as compared to $203 million in the first quarter of 2014, an increase of $14 million, or seven percent. Excluding the impact of changes in foreign currency exchange rates, which had a $14 million negative impact on our PI net sales in the first quarter of 2015, as compared to the same period in the prior year, net sales of these products increased $28 million, or 14 percent. The year-over-year increase in worldwide PI net sales was primarily driven by revenues from the Interventional Division of Bayer AG (Bayer), as well as growth in our core PI franchise, particularly our interventional oncology franchise.
On August 29, 2014, we completed the Bayer acquisition for $414 million in cash. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The addition of Bayer's strong commercial organization and innovative technologies supports our strategy to provide a comprehensive portfolio of leading solutions to treat peripheral vascular disease. The transaction includes the leading AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used in an innovative and fast-growing therapy to remove plaque and thrombi from diseased arteries.

Rhythm Management
Cardiac Rhythm Management
Our Cardiac Rhythm Management (CRM) division develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator systems, including the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of our CRM products of $456 million in the first quarter of 2015 represented approximately 26 percent of our consolidated net sales for the first quarter of 2015. Our worldwide CRM net sales decreased $10 million, or two percent, in the first quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a $29 million negative impact on our first quarter 2015 CRM net sales, as compared to the same period in the prior year, our CRM net sales increased $19 million, or four percent. Excluding the impact of foreign currency, the year-over-year increase was primarily driven by increases in our denovo ICD market share as a result of our subcutaneous implantable cardiac defibrillator (S-ICD) technology, our new line of defibrillators, and strong pacemaker growth in certain international markets; partially offset by lower defibrillator replacement procedures as well as a decline in U.S. pacemaker sales.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	March 31, 2015			March 31, 2014
	U.S.	International	Total	U.S.	International	Total
Defibrillator systems	$220	$115	$335	$208	$131	$339
Pacemaker systems	58	63	121	62	65	127
CRM products	$278	$178	$456	$270	$196	$466

In February 2014, our European business initiated the full launch of our new X4 line of quadripolar CRT-D systems, including the AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 cardiac resynchronization therapy defibrillators (CRT-Ds), a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. In addition, in April 2014, we received FDA approval for the DYNAGEN™ MINI and INOGEN™ MINI ICDs, the smallest fully-powered standard longevity ICD on the market, as well as the DYNAGEN™ X4 and INOGEN™ X4 CRT-Ds. These new defibrillators were launched in the U.S. during the second quarter of 2014 and our global roll-out of this new line of defibrillators continues into 2015. In addition, our new EL (extended longevity) line of ICDs, was launched in the U.S. in the first quarter of 2015. We also completed U.S. phase I enrollment in our Acuity X4 quadripolar LV lead clinical trial in the fourth quarter of 2014. We expect FDA approval of this lead in the first half of 2016. We initiated the full launch of our new X4 quadripolar CRT-D systems in Japan and Australia late in the first quarter of 2015.
Further, we believe our S-ICD® System is a differentiated technology, and following its U.S. launch in 2013, we have seen strong physician and patient interest. We received both U.S. and European approval of the Emblem S-ICD® System in the first quarter of 2015, a next generation S-ICD® System that is smaller in size and offers improved battery longevity and remote monitoring capabilities. The limited market release is ongoing with a full European launch expected later in the second quarter of 2015 and a U.S. launch in the second half of 2015.

Our global pacemaker franchise demonstrated constant currency growth with continued adoption of our INGENIO™ family of pacemakers and Ingevity™ MRI pacing lead in many international markets. This was partially offset by a decline in the U.S. pacemaker business primarily driven by price erosion as well as some share loss from competitor MRI capabilities. We are encouraged by physician feedback on our next generation Ingevity family of magnetic resonance imaging (MRI) compatible pacing leads in select international markets. Ingevity™ MRI pacing leads are part of the ImageReady™ MR-conditional pacemaker system, which includes VITALIO™ MRI, FORMIO™ MRI, ADVANTIO™ MRI and INGENIO™ MRI pulse generators. When used with the LATITUDE™ NXT Patient Management System, these devices wirelessly monitor patients for conditions such as atrial arrhythmias. During the second half of 2014, we also received FDA approval of our new ACCOLADE™ family of pacemakers, the second generation of INGENIO pacemakers, and cardiac resynchronization therapy pacemakers, including an X4 quadripolar CRT-P header design. We initiated the full U.S. and European launches of this new technology in the first quarter of 2015.

Electrophysiology
Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance and responsiveness. During the third quarter of 2014, we initiated our limited launches in U.S. and Europe of the RhythmiaTM Mapping System, a next-generation, catheter-based, 3D cardiac mapping and navigation solution designed to help diagnose and treat a variety of arrhythmias. These limited launches continued in the first quarter of 2015. Worldwide net sales of our Electrophysiology products were $58 million in both the first quarter of 2015 and 2014. Excluding the impact of changes in foreign currency exchange rates, which had a $3 million negative impact on our Electrophysiology net sales in the first quarter of 2015, as compared to the same period in the prior year, net sales of these products increased $3 million, or six percent.
MedSurg
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $305 million for the first quarter of 2015, as compared to $314 million in the first quarter of 2014, a decrease of $9 million, or three percent. Excluding the impact of changes in foreign currency exchange rates, which had a $21 million negative impact during the first quarter of 2015, net sales as compared to the same period in the prior year, increased $12 million, or four percent. Excluding the impact of foreign currency, the increase in net sales was primarily driven by growth across several of our key product franchises, including our biliary device franchise with continued growth of our ExpectTM Endoscopic Ultrasound Aspiration Needle, our metal stent franchise driven by our Biliary WallFlex® product family, and our Biopsy and Polypectomy franchises, featuring our industry leading products such as forceps and snares.
On April 1, 2015, we announced that we signed a definitive agreement to acquire, and have since acquired, Xlumena, Inc., a venture-backed medical device company that develops, manufactures and sells minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. Refer to Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Urology and Women’s Health

Our Urology and Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $123 million in the first quarter of 2015, as compared to $125 million in the first quarter of 2014, a decrease of approximately $2 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which had a $6 million negative impact during the first quarter of 2015, net sales, as compared to the same period in the prior year, increased $4 million, or three percent. Excluding the impact of foreign currency, the increase in worldwide Urology and Women's Health net sales was primarily attributable to growth in our Urology franchise as we continue to expand our international business.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). IoGyn has developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system and in October 2014, we launched the system in the United States.

On March 2, 2015, we announced that we entered into a definitive agreement with Endo International plc to acquire the American Medical Systems urology portfolio (AMS Portfolio Acquisition), which includes the Men's Health and Prostate Health businesses. We expect to close the transaction in the third quarter of 2015, subject to customary closing conditions. Refer to Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Neuromodulation

Our Neuromodulation business offers the Precision® and Precision SpectraTM Spinal Cord Stimulator systems, used for the management of chronic pain. The Precision Spectra System is the world's first and only spinal cord stimulation (SCS) system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. We also have CE Mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, Tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. During 2013, we began our U.S. pivotal trial for the treatment of Parkinson's disease. We believe we have an exciting opportunity in DBS with the Vercise™ DBS System, which is designed to selectively stimulate targeted areas of the brain to customize therapy for patients and minimize side effects of unwanted stimulation. Our worldwide net sales of Neuromodulation products were $114 million in the first quarter of 2015 as compared to $109 million in the first quarter of 2014, an increase of $5 million or four percent. Excluding the impact of changes in foreign currency exchange rates, which had a $2 million negative impact during the first quarter of 2015, net sales, as compared to the same period in the prior year, increased $7 million, or six percent.
Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2014 Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets revenue was approximately 10 percent of our consolidated net sales in the first quarter of 2015, as compared to nine percent of our consolidated net sales in the first quarter of 2014.

Gross Profit
Our gross profit was $1.248 billion for the first quarter of 2015 and $1.237 billion for the first quarter of 2014. As a percentage of net sales, our gross profit increased to 70.6 percent in the first quarter of 2015, as compared to 69.7 percent in the first quarter of 2014. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Three Months
Gross profit margin - period ended March 31, 2014	69.7%
Manufacturing cost reductions	1.9
Sales pricing and mix	(1.1)
All other, including other inventory charges, other period expense and net impact of foreign currency	0.1
Gross profit margin - period ended March 31, 2015	70.6%
The primary factor contributing to the increase in our gross profit margin during the first quarter of 2015, as compared to the same period in 2014, was the positive impact of cost reductions as a result of our restructuring and other process improvement programs. Our gross profit margin also benefited from the net impact of foreign currency and our hedging activity. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2015		2014
		% of Net		% of Net
(in millions)	$	Sales	$	Sales
Selling, general and administrative expenses	668	37.8%	666	37.5%
Research and development expenses	192	10.9%	191	10.8%
Royalty expense	17	1.0%	40	2.3%
Selling, General and Administrative (SG&A) Expenses
In the first quarter of 2015, our SG&A expenses increased $2 million, or zero percent, as compared to the first quarter of 2014, and were 30 basis points higher as a percentage of net sales. This increase was driven primarily by SG&A increases related to business combinations that we have completed over the last several years, product launches and other commercial programs, and our expansion efforts in emerging markets, partially offset by declines in spending as a result of our restructuring and other cost reduction initiatives.
Research and Development (R&D) Expenses
In the first quarter of 2015, our R&D expenses increased $1 million, or one percent, as compared to the first quarter of 2014, and were 10 basis points higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the first quarter of 2015, our royalty expense decreased $23 million, or 58 percent, as compared to the first quarter of 2014, and was 130 basis points lower as a percentage of net sales. This decrease relates primarily to a renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure.
Amortization Expense
Our amortization expense was $113 million in the first quarter of 2015, as compared to $109 million in the first quarter of 2014. This increase was primarily due to amortizable intangible assets acquired or other intangible assets that began amortizing during the second half of 2014 and the during first three months of 2015. Amortization expense is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Intangible Asset Impairment Charges

2014 Charges

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
We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $27 million during the first quarter of 2015. We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $22 million during the first quarter of 2014. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.
Restructuring Charges and Restructuring-related Activities

We have one active restructuring program called our 2014 Restructuring plan, which was approved on October 22, 2013. We estimate that the 2014 Restructuring plan will reduce gross annual pre-tax operating expenses by approximately $175 million to $225 million exiting 2015, and we expect a substantial portion of the savings to be reinvested in growth initiatives. We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million, of which approximately $235 million to $285 million is expected to result in future cash outlays. We have recorded costs of $168 million since the inception of the 2014 Restructuring plan, and we expect to substantially complete activities under the plan by the end of 2015.
We recorded net restructuring charges pursuant to our restructuring plans of $6 million in the first quarter of 2015 and $20 million in the first quarter of 2014. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $16 million in the first quarter of 2015 and $8 million in the first quarter of 2014. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $26 million during the first three months of 2015 and $29 million during the first three months of 2014, associated with our restructuring initiatives.
Refer to Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related charges and credits
We recorded litigation-related net charges of $193 million in the first quarter of 2015. We recorded a litigation-related net credit of $7 million in the first quarter of 2014. These charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.
Pension termination charges
We recorded pension termination charges of $8 million during the first quarter of 2015, which are associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan.  We expect to finalize the termination process and settle the majority of the plan's obligations during the fourth quarter of 2015; and expect to record an additional estimated charge of approximately $50 million during the fourth quarter of 2015 in accordance with U.S. GAAP. These charges are not expected to recur after 2015. The pension termination charges are excluded by management for purposes of evaluating operating performance.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We recorded a gain of $12 million in the first three months of 2014 related to this divestiture. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.

Interest Expense
Our interest expense was $60 million in the first quarter of 2015, as compared to $54 million in the first quarter of 2014. Our average borrowing rate was 5.1 percent in the first quarter of 2015 and 4.8 percent in the first quarter of 2014. Refer to Liquidity and Capital Resources and Note E - Fair Value Measurements and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.
Other, net
Our other, net reflected expense of $15 million in the first quarter of 2015 and income of $3 million in the first quarter of 2014. The following are the components of other, net:

	Three Months Ended March 31,

(in millions)	2015	2014
Interest income	$—	$1
Foreign currency losses	(10)	(3)
Net gains (losses) on investments	(1)	6
Other income (expense), net	(4)	(1)
	$(15)	$3
Tax Rate
Our effective tax rates from continuing operations for the three months ended March 31, 2015 and March 31, 2014, were 97.5 percent and 8.9 percent, respectively. The change in our reported tax rate for the first quarter of 2015, as compared to the same period in 2014, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition- and divestiture-related items, and litigation- and restructuring-related items, pension termination charges, as well as the impact of certain discrete tax items.
During 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. We disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of March 31, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. Also, in connection with the IRS issues, a number of agreed adjustments were contained in the IRS report. However, no tax was paid on these amounts as there are outstanding tax receivables from the IRS that are currently being withheld due to the pending U.S. Tax Court case.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2015, there were no material changes to the application of critical accounting policies and estimates as described in our 2014 Annual Report on Form 10-K.

Liquidity and Capital Resources
Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations and access to capital markets and our revolving credit facility will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, fund possible mergers and/or acquisitions and service our existing debt for the next twelve months. As of March 31, 2015, we had $242 million of cash and cash equivalents on hand, comprised of $20 million invested in money market and government funds, $53 million invested in short-term time deposits, and $169 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.

On March 2, 2015, we announced that we entered into a definitive agreement with Endo International plc to acquire the American Medical Systems urology portfolio, which includes the Men's Health and Prostate Health businesses, for $1.600 billion in up-front cash and a potential additional $50 million milestone based on 2016 sales. We expect to close the transaction in the third quarter of 2015, subject to customary closing conditions. We intend to finance this acquisition through a combination of existing and newly committed credit facilities.
The following provides a summary and description of our net cash inflows (outflows) for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
(in millions)	2015	2014
Cash provided by (used for) operating activities	$(197)	$198
Cash used for investing activities	(51)	(65)
Cash used for financing activities	(94)	(160)
Operating Activities
During the first three months of 2015, cash used from operating activities was $197 million, as compared to cash provided by operating activities of $198 million during the first three months of 2014, a decrease of $395 million. This decrease was primarily due to a $300 million payment to Johnson & Johnson as a result of the settlement agreement signed on February 13, 2015 to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant. As a result of the settlement agreement, Johnson & Johnson agreed to dismiss permanently its action without acknowledgment of liability by Guidant. In exchange, Guidant agreed to make aggregate payments totaling $600 million to Johnson & Johnson. Under the terms of the agreement, Guidant agreed to pay Johnson & Johnson $300 million within 10 days of the date of the agreement and an additional $300 million within 60 days of the date of the agreement. We funded these payments through cash on hand, cash from our continuing operations and our revolving credit facility. The reduction in our cash from operating activities was also due to a cash receipt of approximately $80 million in February 2014 related to a government-funded settlement of outstanding receivables in Spain.
Investing Activities

During the first three months of 2015, cash used for investing activities primarily included purchases of property, plant and equipment of $46 million. During the first three months of 2014, cash used for investing activities included $11 million of payments for investments in companies and acquisitions of certain technologies as well as $8 million of payments for acquisitions of businesses, net of cash acquired. Cash used for investing activities also included purchases of property, plant and equipment of $59 million. This was partially offset by proceeds from business divestitures of $12 million.
Financing Activities
Our cash flows from financing activities in the first quarter of 2015 reflect payments of acquisition-related contingent consideration and proceeds from, and cash used to net share settle, stock issuances related to our equity incentive programs. Our cash flows from financing activities in the first quarter of 2014 reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, proceeds from, and cash used to net share settle, stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2014 Annual Report on Form 10-K.

Debt

We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. We had total debt of $4.268 billion as of March 31, 2015 and $4.262 billion as of December 31, 2014. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2015 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$400	$600	$250	$600	$—	$1,950	$3,800
Term Loan	—	80	80	240	—	—	400
	$400	$680	$330	$840	$—	$1,950	$4,200

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Revolving Credit Facility
During the first quarter of 2015, we maintained a $2.000 billion revolving credit facility, maturing in April 2017, with a global syndicate of commercial banks. Eurodollar and multicurrency loans under this revolving credit facility bear interest at LIBOR plus an interest margin of between 0.875 percent and 1.475 percent, based on our corporate credit ratings and consolidated leverage ratio (1.275 percent as of March 31, 2015). In addition, we were required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.225 percent as of March 31, 2015). There were no amounts borrowed under our revolving credit facility as of March 31, 2015 or December 31, 2014.
Our revolving credit facility agreement in place as of March 31, 2015, required that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of March 31, 2015
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	8.0 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement in place as of March 31, 2015, provided for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2015, we had $95 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, were excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments was excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.300 billion in the aggregate. As of March 31, 2015, we had $1.789 billion of the combined legal and debt exclusion remaining. As of and through March 31, 2015, we were in compliance with the required covenants.

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility ) with a global syndicate of commercial banks to refinance the 2012 Facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of April 10, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.200 percent per year as of April 10, 2015). The 2015 Credit Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times and a maximum leverage ratio of 4.5 times for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition, and decreasing to 4.25 times, 4.0 times, and 3.75 times for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.5 times for each fiscal quarter-end thereafter. The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. In addition, the credit agreement provides that until the AMS Portfolio Acquisition is consummated, up to $1.000 billion of new indebtedness issued or incurred on or prior to the consummation of the acquisition to fund the acquisition should be excluded from the calculation of consolidated total debt. With the entry into the 2015 Facility, we terminated the 2012 Facility on April 10, 2015.
Term Loans

We had $400 million outstanding under an unsecured term loan facility (2013 Term Loan) as of March 31, 2015 and December 31, 2014. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2012 Facility up to its date of termination, and the 2015 Facility when in place on April 10, 2015. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of March 31, 2015 is 2.4 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of March 31, 2015 is 8.0 times. On April 10, 2015, the 2013 Term Loan credit agreement was amended to conform to similar financial covenants under the 2015 Facility.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on April 10, 2020. The 2015 Term Loan will be used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. The 2015 Term Loan will only be funded if the acquisition closes. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.200 percent per year as of April 10, 2015). Such fee accrues from 60 days after April 10, 2015 through the date of funding of the term loan. The 2015 Term Loan requires quarterly principal payments of $38 million commencing on the first fiscal quarter ended after the date which is the second anniversary of the closing date of the AMS Portfolio Acquisition, and the remaining principal amount is due at the final maturity date of April 10, 2020. The 2015 Term Loan agreement contains covenants which, among other things, require that we maintain a minimum interest coverage ratio and a maximum leverage ratio substantially similar to the ratios in the 2015 Facility.

Interim Revolving Credit Facility

On April 10, 2015, we entered into a $250 million unsecured revolving credit facility (2015 Interim Facility). The availability of the 2015 Interim Facility is conditioned on the closing of the AMS Portfolio Acquisition. The 2015 Interim Facility may be used to finance working capital and for general corporate purposes, including but not limited to acquisitions, and will mature on October 13, 2015. Eurodollar and multicurrency loans under the 2015 Interim Facility bear interest at LIBOR plus an interest margin of between 0.90 percent and 1.525 percent based on our corporate credit ratings and consolidated leverage ratio (1.325 percent as of April 10, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.175 percent per year as of April 10, 2015). The 2015 Interim Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio and a maximum leverage ratio substantially similar to the 2015 Facility. Commitments under the 2015 Interim Facility may be reduced by certain debt and equity issuances occurring prior to the maturity date.

Senior Notes
We had senior notes outstanding of $3.800 billion as of March 31, 2015 and December 31, 2014. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to liabilities of our subsidiaries (see Other Arrangements below).
Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing in June 2015, subject to further extension. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of March 31, 2015 is 2.4 times. We had no borrowings outstanding under this facility as of March 31, 2015 and December 31, 2014.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $306 million as of March 31, 2015. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $153 million of receivables as of March 31, 2015 at an average interest rate of 5.3 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectibility issues related to our outstanding receivables. As of March 31, 2015, our net receivables in these countries greater than 180 days past due totaled $25 million, of which $10 million were past due greater than 365 days.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $175 million as of March 31, 2015). We de-recognized $125 million of notes receivable as of March 31, 2015 at an average interest rate of 1.7 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of March 31, 2015 we had outstanding letters of credit of $58 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2015 and December 31, 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of March 31, 2015 or December 31, 2014. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
Equity
During the first three months of 2015 and 2014, we received $54 million and $24 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees. We did not repurchase any shares of our common stock during the first quarter of 2015 and we repurchased 10 million shares of our common stock during the first three months of 2014 for $125 million, pursuant to our authorized repurchase programs discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of our 2014 Annual Report on Form 10-K. As of March 31, 2015, we had $535 million remaining authorization under our 2013 share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $26 million for the first three months of 2015 and $26 million for the first three months of 2014.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2014 Annual Report filed on Form 10-K.

Legal Matters
For a discussion of our material legal proceedings see Note J - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and in Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2014 Annual Report on Form 10-K.
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

We believe that presenting adjusted net income and adjusted net income per share that exclude certain amounts, and revenue growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

Adjusted net income and adjusted net income per share that exclude certain amounts, and revenue growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates, are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three months ended March 31, 2015 and 2014, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - This amount represents non-cash write-downs of certain intangible asset balances during the first quarter of 2014. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition and divestiture-related charges (credits) - These adjustments consist of (a) contingent consideration fair value adjustments; (b) gains on previously held equity interests; (c) due diligence, exit costs and other fees; and (d) separation costs and gains primarily associated with the sale of our Neurovascular business in January 2011. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, exit costs and other fees include legal, tax, severance and other expenses associated with prior and potential future acquisitions and divestitures that can be highly variable and not representative of on-going operations. Separation costs and gains on the sale of a business unit primarily represent those associated with the Neurovascular divestiture and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related costs (credits) - These adjustments represent primarily severance and other direct costs associated with our 2014 Restructuring program. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these costs for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods in conjunction with the purchase accounting for an acquisition or as a result of intangible asset impairment charges; acquisition-, divestiture-, restructuring- or litigation-related charges or credits. These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Pension termination charges - This item represents charges associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan.  These charges are not expected to recur after 2015 and do not reflect expected on-going operating results. Accordingly, management has excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Amortization expense - Amortization expense is a non-cash expense and does not impact our liquidity or compliance with the financial covenants included in our credit facility or our term loan facility agreements. Management removes the impact of amortization from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for measuring our ability to generate cash and invest in our growth. Therefore, amortization expense is excluded from management's assessment of operating performance and is also excluded from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management has excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance, particularly in terms of liquidity.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K and the specific risk factors discussed below and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These factors, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the forward-looking statements. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; litigation and governmental investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We caution each reader of this Quarterly Report on Form 10-Q to consider carefully these factors.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K.

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

•	Variations in clinical results, reliability or product performance of our and our competitors' products;

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-ICD® system and the acquisition and integration of the Interventional Division of Bayer AG and IoGyn, Inc. and the American Medical Systems urology portfolio;

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

•
The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act and similar laws in other jurisdictions; U.S. Foreign Corrupt Practices Act (FCPA) and/or similar laws in other jurisdictions, and U.S. and foreign export control, trade embargo and customs laws;

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

On February 11, 2015, John Bradley Sorenson, our Senior Vice President, Manufacturing and Supply Chain, entered into a Rule 10b5-1 Trading Plan. Mr. Sorenson’s plan covers the sale of shares of our stock to be acquired upon (A) exercise of 8,735 stock options and (B) vesting of deferred stock units representing 17,940 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Mr. Sorenson’s plan are based upon pre-established dates and stock price thresholds. Mr. Sorenson’s plan will terminate on the earlier of (among other things) December 29, 2015 and the date all shares subject to the plan have been sold. Any transaction under Mr. Sorenson’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.352 billion as of March 31, 2015 and $4.648 billion as of December 31, 2014. We recorded $471 million of other assets and $53 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2015, as compared to $419 million of other assets and $36 million of other liabilities as of December 31, 2014. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $196 million as of March 31, 2015 and $210 million as of December 31, 2014. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $236 million as of March 31, 2015 and by $257 million as of December 31, 2014. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the first quarter of 2015. We had no interest rate derivative instruments outstanding as of March 31, 2015. As of March 31, 2015, $3.865 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 90 percent of our total debt.
Refer to Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note I – Income Taxes and Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2014 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs *
01/01/15 - 01/31/15	—	$—	—	$534,535,954
02/01/15 - 02/28/15	—	$—	—	$534,535,954
03/01/15 - 03/31/15	—	$—	—	$534,535,954
Total	—	$—	—	$534,535,954

*On January 25, 2013, our Board of Directors approved a program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2015, we had approximately $535 million remaining available under our share repurchase program.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements, ** Certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.)

2.1*	Purchase Agreement among American Medical Systems Holdings, Inc., Endo Health Solutions Inc. and the Company, dated as of March 2, 2015.**

10.1*	Settlement Agreement among Johnson & Johnson, Guidant LLC and the Company, dated as of February 13, 2015.

10.2*	Form of Offer Letter by and between the Company and Joseph M. Fitzgerald dated February 27, 2014.#

10.3*	Form of Offer Letter by and between the Company and Kevin J. Ballinger dated December 14, 2012.#

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2015.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer