Form 10-Q
period 2015-06-30
BOSTON SCIENTIFIC CORP
filed 2015-08-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 31, 2015
Common Stock, $.01 par value	1,343,956,583

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2015	2014	2015	2014

Net sales	$1,843	$1,873	$3,611	$3,647
Cost of products sold	540	563	1,060	1,100
Gross profit	1,303	1,310	2,551	2,547

Operating expenses:
Selling, general and administrative expenses	700	743	1,367	1,409
Research and development expenses	220	206	412	397
Royalty expense	18	25	36	65
Amortization expense	116	109	229	218
Intangible asset impairment charges	9	110	9	165
Contingent consideration expense (benefit)	19	(96)	46	(118)
Restructuring charges	3	15	9	35
Litigation-related charges (credits)	(1)	267	192	260
Pension termination charges	—	—	8	—
Gain on divestiture	—	—	—	(12)
	1,084	1,379	2,308	2,419
Operating income (loss)	219	(69)	243	128

Other income (expense):
Interest expense	(106)	(53)	(167)	(108)
Other, net	(8)	18	(22)	22
Income (loss) before income taxes	105	(104)	54	42
Income tax expense (benefit)	3	(108)	(47)	(95)
Net income (loss)	$102	$4	$101	$137

Net income (loss) per common share — basic	$0.08	$0.00	$0.08	$0.10
Net income (loss) per common share — assuming dilution	$0.08	$0.00	$0.07	$0.10

Weighted-average shares outstanding
Basic	1,341.3	1,323.2	1,337.5	1,322.4
Assuming dilution	1,361.8	1,345.0	1,359.7	1,347.1

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$102	$4	$101	$137
Other comprehensive income (loss):
Foreign currency translation adjustment	5	(2)	(30)	(8)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(43)	(28)	(15)	(55)
Net change in certain retirement plans	—	—	5	(1)
Total other comprehensive income (loss)	(38)	(30)	(40)	(64)
Total comprehensive income (loss)	$64	$(26)	$61	$73

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
in millions, except share and per share data	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$903	$587
Trade accounts receivable, net	1,195	1,183
Inventories	968	946
Deferred and prepaid income taxes	316	447
Other current assets	391	443
Total current assets	3,773	3,606
Property, plant and equipment, net	1,451	1,507
Goodwill	5,930	5,898
Other intangible assets, net	5,442	5,606
Other long-term assets	527	425
TOTAL ASSETS	$17,123	$17,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$43	$403
Accounts payable	191	262
Accrued expenses	1,401	1,950
Other current liabilities	302	231
Total current liabilities	1,937	2,846
Long-term debt	5,069	3,859
Deferred income taxes	899	1,214
Other long-term liabilities	2,638	2,666

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,589,722,340 shares as of June 30, 2015 and 1,575,018,236 shares as of December 31, 2014	16	16
Treasury stock, at cost - 247,566,270 shares as of June 30, 2015 and 247,566,270 shares as of December 31, 2014	(1,717)	(1,717)
Additional paid-in capital	16,764	16,703
Accumulated deficit	(8,587)	(8,689)
Accumulated other comprehensive income (loss), net of tax	104	144
Total stockholders’ equity	6,580	6,457
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,123	$17,042

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
in millions	2015	2014

Cash provided by (used for) operating activities	$(137)	$483

Investing activities:
Purchases of property, plant and equipment	(92)	(124)
Purchases of privately held securities	(140)	(6)
Purchases of notes receivable	—	(10)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	—	12
Payments for acquisitions of businesses, net of cash acquired	(63)	(72)
Payments for investments and acquisitions of certain technologies	(2)	(1)
Proceeds from business divestitures, net of costs	—	12

Cash provided by (used for) investing activities	(297)	(189)

Financing activities:
Payments on long-term borrowings	(1,000)	—
Proceeds from long-term borrowings, net of debt issuance costs	1,831	—
Payment of contingent consideration	(87)	(15)
Proceeds from borrowings on credit facilities	395	650
Payments on borrowings from credit facilities	(395)	(650)
Payments for acquisitions of treasury stock	—	(125)
Cash used to net share settle employee equity awards	(62)	(47)
Proceeds from issuances of shares of common stock	70	33

Cash provided by (used for) financing activities	752	(154)

Effect of foreign exchange rates on cash	(2)	—

Net increase (decrease) in cash and cash equivalents	316	140
Cash and cash equivalents at beginning of period	587	217
Cash and cash equivalents at end of period	$903	$357

Supplemental Information
Stock-based compensation expense	$53	$53
Fair value of contingent consideration recorded in purchase accounting	31	3

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2014 Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and six month periods ended June 30, 2015. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B - Acquisitions and Strategic Investments, Note F - Borrowings and Credit Arrangements, as well as Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2015 Acquisitions

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the Men's Health and Prostate Health businesses, from Endo International plc. Total consideration was comprised of $1.600 billion in up-front cash plus related fees and expenses, and a potential additional $50 million payment in consideration based on 2016 sales.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a venture-backed medical device company that develops, manufactures and sells minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. The purchase agreement calls for an upfront payment of approximately $63 million, an additional payment of $13 million upon FDA clearance of the HOT AXIOS™ product, and further sales-based milestones based on sales achieved through 2018. We are in the process of integrating Xlumena into our Endoscopy business, and expect the integration to be substantially complete by the end of 2016.

Purchase Price Allocation
We accounted for the acquisition of Xlumena as a business combination and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price are as follows (in millions):

Cash, net of cash acquired	$63
Fair value of contingent consideration	31
$94

The following summarizes the aggregate purchase price allocation for the 2015 acquisition as of June 30, 2015 (in millions):

Goodwill	$30
Amortizable intangible assets	68
Other net assets	3
Deferred income taxes	(7)
$94

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$68	11	15%
	$68

2014 Acquisition

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). Prior to the acquisition, we held approximately 28 percent minority interest in IoGyn in addition to notes receivable of approximately $8 million. Total consideration was comprised of a net cash payment of $65 million at closing to acquire the remaining 72 percent of IoGyn equity and repay outstanding debt. IoGyn developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system, and in the fourth quarter of 2014, we completed the first U.S. procedure. We are in the process of integrating the operations of the IoGyn business with our gynecological surgery business, which is part of our Urology and Women’s Health business, and expect the integration to be substantially complete by the end of 2015.

Purchase Price Allocation
We accounted for the acquisition of IoGyn as a business combination and, in accordance with FASB ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate purchase price are as follows (in millions):

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

We believe that the estimated intangible asset values represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures.
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
We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $19 million during the second quarter of 2015 and $46 million during the first half of 2015. We recorded net benefits of $96 million during the second quarter of 2014 and $118 million during the first half of 2014. We paid contingent consideration of $11 million during the second quarter of 2015, $110 million during the first half of 2015, $3 million during the second quarter of 2014 and $15 million during the first half of 2014.
Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2014	$274
Amounts recorded related to new acquisitions	31
Other amounts recorded related to prior acquisitions	—
Net fair value adjustments	46
Payments made	(110)
Balance as of June 30, 2015	$241
As of June 30, 2015, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.868 billion.

Contingent consideration liabilities are re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2015	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$14 million	Probability Weighted Discounted Cash Flow	Discount Rate	0.9% - 1.2%
			Probability of Payment	95% - 100%
			Projected Year of Payment	2015
Revenue-based Payments	$70 million	Probability Weighted Discounted Cash Flow	Discount Rate	11.5% - 15%
			Projected Year of Payment	2015 - 2018
	$157 million	Monte Carlo	Revenue Volatility	11% - 20%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2015-2018

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory-, revenue- or commercialization-based milestones. Projected contingent payment amounts related to research and development, regulatory- and commercialization-based milestones and certain revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn-out period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

2015 Strategic Investments

On April 30, 2015, we acquired a 27 percent ownership interest in Preventice, Inc. (Preventice), which includes 18.5 percent of Preventice's common stock. Preventice is a privately-held company headquartered in Minneapolis, MN, and a leading developer of mobile health solutions and services. Preventice offers a full portfolio of wearable cardiac monitors, including Holter monitors, cardiac event monitors and mobile cardiac telemetry. In addition to the equity agreement, we entered into a commercial agreement with Preventice, under which we will become Preventice’s exclusive, worldwide sales and marketing representative. We believe this partnership strengthens our portfolio of cardiac monitoring and broader disease management capabilities.

On April 13, 2015, we acquired 25 percent of the common stock of Frankenman Medical Equipment Company (Frankenman). Frankenman is a private company headquartered in Suzhou, China, and is a local market leader in surgical staplers. Additionally, we entered into co-promotional and co-selling agreements with Frankenman to jointly commercialize selected products in China. We believe this alliance will enable us to reach more clinicians and treat more patients in China by providing access to training on less invasive endoscopic technologies with clinical and economic benefits.

We are accounting for our investments in Preventice and Frankenman as equity method investments, in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. As of June 30, 2015, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $40 million, which represents amortizable intangible assets and corresponding deferred tax liabilities, and goodwill.

NOTE C – DIVESTITURES

In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, an additional $10 million during 2012, $30 million during 2013 and the final amount due to us in 2014. At the time of divestiture, due to our continuing involvement in the operations of the Neurovascular business following the transaction, the divestiture did not meet the criteria for presentation as a discontinued operation. We recorded a gain of $12 million during the first half of 2014 associated with the Neurovascular divestiture.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of June 30, 2015 and December 31, 2014 are as follows:

	As of
	June 30, 2015		December 31, 2014
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,546	$(3,883)	$8,406	$(3,697)
Patents	521	(351)	519	(342)
Other intangible assets	878	(561)	875	(533)
	$9,945	$(4,795)	$9,800	$(4,572)
Unamortizable intangible assets
Goodwill	$15,830	$(9,900)	$15,798	$(9,900)
Technology-related	197	—	197	—
	$16,027	$(9,900)	$15,995	$(9,900)

In addition, we had $95 million and $181 million of in-process research and development intangible assets as of June 30, 2015 and December 31, 2014, respectively. During the first half of 2015, we reclassified approximately $76 million of in-process research and development not previously subject to amortization to amortizable intangible assets due to the receipt of FDA approval of the WATCHMAN® device.
The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2014	$3,426	$290	$2,182	$5,898
Purchase price adjustments	—	2	—	2
Goodwill acquired	—	—	30	30
Balance as of June 30, 2015	$3,426	$292	$2,212	$5,930

Goodwill Impairment Testing
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

In the second quarter of 2015, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. As a result of the 2015 annual goodwill impairment test, we have identified our global Electrophysiology reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 28 percent as of our annual test date and held $292 million of allocated goodwill as of June 30, 2015. Our global Cardiac Rhythm Management (CRM) reporting unit had excess fair value over carrying value of approximately 26 percent; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (WACC) rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill. For example, keeping all other variables constant, a combined increase of 50 basis points in the WACC along with a simultaneous decrease of 150 basis points in the long term growth rate applied would require that we perform the second step of the goodwill impairment test for our global Electrophysiology reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill.

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

•
decreases in our forecasted profitability due to an inability to successfully implement and achieve timely and sustainable cost improvement measures consistent with our expectations, increases in our market-participant tax rate, and/or changes in tax laws or macroeconomic conditions;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

•
the level of success of ongoing and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market, and increases in the costs and time necessary to integrate acquired businesses into our operations successfully;

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses; and

•	increases in our market-participant risk-adjusted WACC.

Negative changes in one or more of these factors, among others, could result in impairment charges.
The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2014	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of June 30, 2015	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

2015 Charge

During the second quarter of 2015, in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test on certain of our in-process research and development projects and core technology assets. Based on our impairment assessment, we recorded an impairment charge of $9 million in the second quarter of 2015.

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

The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
In-Process R&D	June 30, 2015	$6 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
In-Process R&D	June 30, 2014	$83 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
Core Technology	June 30, 2014	$8 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	March 31, 2014	$6 million	Income Approach - Excess Earnings Method	Discount Rate	20%
Core Technology	March 31, 2014	$64 million	Income Approach - Excess Earnings Method	Discount Rate	15%

NOTE E – FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through a risk management program that includes the use of derivative financial instruments, and we operate the program pursuant to documented corporate risk management policies. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes, and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to FASB ASC Topic 815, Derivatives and Hedging (Topic 815).

Currency Hedging

We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We manage our exposure to changes in foreign currency exchange rates on a consolidated basis to take advantage of offsetting transactions. We use derivative instruments, and non-derivative transactions to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by foreign currency exchange rate changes.

Currently or Previously Designated Foreign Currency Hedges

All of our designated currency hedge contracts outstanding as of June 30, 2015 and December 31, 2014 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments currently or previously designated as cash flow hedges outstanding in the contract amount of $1.738 billion as of June 30, 2015 and $2.178 billion as of December 31, 2014.

We recognized net gains of $53 million in earnings on our cash flow hedges during the second quarter of 2015 and $102 million for the first half of 2015, as compared to net gains of $22 million during the second quarter of 2014 and $43 million for the first half of 2014. All currency cash flow hedges outstanding as of June 30, 2015 mature within 36 months. As of June 30, 2015, $197 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $217 million as of December 31, 2014. As of June 30, 2015, $125 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

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

Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.375 billion as of June 30, 2015 and $2.470 billion as of December 31, 2014.

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

In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges. During the first quarter of 2015, we terminated these hedges and we received total proceeds of approximately $35 million, which included approximately $7 million of net accrued interest receivable. We assessed at inception, and re-assessed on an ongoing basis, whether the interest rate derivative contracts were highly effective in offsetting changes in the fair value of the hedged fixed-rate debt. We recognized no gains or losses in interest expense, related to fair value hedges, during the second quarter of 2015. During the first half of 2015, we recognized, in interest expense, an $8 million loss on our hedged debt and an $8 million gain on the related interest rate derivative contract. During the second quarter of 2014, we recognized, in interest expense, an $8 million loss on our hedged debt and an $8 million gain on the related interest rate derivative contract. During the first half of 2014, we recognized, in interest expense, an $18 million loss on our hedged debt and an $18 million gain on the related interest rate derivative contract.

During the second quarter of 2015, we entered into forward starting interest rate derivative contracts having a notional amount of $450 million to hedge interest rate risk associated with a planned issuance of fixed-rate senior notes, which we designated as cash flow hedges. These hedges were terminated during the quarter at the time we issued the fixed-rate senior notes and we received total proceeds of approximately $11 million. We had no amounts outstanding under these hedges as of June 30, 2015. We assessed, at inception, and re-assessed, on an ongoing basis, whether the cash flow derivative contracts were highly effective in offsetting changes in interest rates.

We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed interest rate derivatives and treasury locks designated as cash flow hedges upon termination into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $69 million as of June 30, 2015 and $45 million as of December 31, 2014, and unamortized losses of $1 million as of June 30, 2015 and $2 million as of December 31, 2014, related to the fixed-to-floating interest rate contracts that we terminated in prior periods. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed interest rate derivatives and treasury locks of $10 million as of June 30, 2015 and $2 million as of December 31, 2014. We recorded approximately $5 million during the second quarter of 2015 and $7 million during the first half of 2015 as a reduction to interest expense, resulting from the amortization of terminated interest rate derivative contracts. As of June 30, 2015, $13 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our terminated interest rate derivative contracts.

Counterparty Credit Risk

We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or a related group of counterparties. We manage the concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and actively monitoring their credit ratings and outstanding fair values on an ongoing basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency.

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

Fair Value of Derivative Instruments

The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and first half of 2015 and 2014 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended June 30, 2015
Currency hedge contracts	$(25)	$53	Cost of products sold
Interest rate derivative contracts	$10	$1	Interest Expense
	$(15)	$54
Three Months Ended June 30, 2014
Currency hedge contracts	$(20)	$22	Cost of products sold
	$(20)	$22
Six Months Ended June 30, 2015
Currency hedge contracts	$68	$102	Cost of products sold
Interest rate derivative contracts	$11	$2	Interest Expense
	$79	$104
Six Months Ended June 30, 2014
Currency hedge contracts	$(40)	$43	Cost of products sold
	$(40)	$43

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2015	2014	2015	2014
Gain (loss) on currency hedge contracts	Other, net	$(9)	$(17)	$14	$(20)
Gain (loss) on foreign currency transaction exposures	Other, net	4	14	(28)	14
Net foreign currency gain (loss)	Other, net	$(5)	$(3)	$(14)	$(6)

Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2015, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of June 30, 2015 and December 31, 2014:

		As of
		June 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2015	2014
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$171	$178
Currency hedge contracts	Other long-term assets	114	141
Interest rate contracts	Other current assets	—	3
Interest rate contracts	Other long-term assets	—	22
		285	344
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	44	100
Total Derivative Assets		$329	$444

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$1	$1
		1	1
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	26	35
Total Derivative Liabilities		$27	$36

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015				As of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$371	$—	$—	$371	$151	$—	$—	$151
Currency hedge contracts	—	329	—	329	—	419	—	419
Interest rate contracts	—	—	—	—	—	25	—	25
	$371	$329	$—	$700	$151	$444	$—	$595
Liabilities
Currency hedge contracts	$—	$27	$—	$27	$—	$36	$—	$36
Accrued contingent consideration	—	—	241	241	—	—	274	274
	$—	$27	$241	$268	$—	$36	$274	$310

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $371 million invested in money market and government funds as of June 30, 2015, we had $348 million in short-term time deposits and $184 million in interest bearing and non-interest bearing bank accounts. In addition to $151 million invested in money market and government funds as of December 31, 2014, we had $255 million in short-term deposits and $181 million in interest bearing and non-interest bearing bank accounts.

Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments in this Quarterly Report on Form 10-Q, for a discussion of the changes in the fair value of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $47 million as of June 30, 2015 and $27 million as of December 31, 2014.

We recorded $110 million of losses to adjust our intangible asset balance to their fair value during the second quarter of 2014 and $165 million for the first half of 2014. We recorded $9 million of losses to adjust our intangible assets balance to its fair value during the second quarter and first half of 2015. Refer to Note D - Goodwill and Other Intangible Assets in this Quarterly Report on Form 10-Q, for further information related to these charges and significant unobservable inputs (Level 3).

The fair value of our outstanding debt obligations was $5.300 billion as of June 30, 2015 and $4.613 billion as of December 31, 2014, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements in this Quarterly Report on Form 10-Q, for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.112 billion as of June 30, 2015 and $4.262 billion as of December 31, 2014. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2015 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$—	$—	$250	$600	$—	$3,800	$4,650
Term loan	—	80	80	240	—	—	400
	$—	$80	$330	$840	$—	$3,800	$5,050

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated the $2.000 billion revolving credit facility which was scheduled to mature in April 2017. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of June 30, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of June 30, 2015). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 3.5 times consolidated EBITDA for the periods prior to the closing of the AMS Portfolio Acquisition, followed by 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.5 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of June 30, 2015 or December 31, 2014.

	Covenant Requirement as of June 30, 2015	Actual as of June 30, 2015
Maximum leverage ratio (1)	3.5 times	2.3 times
Minimum interest coverage ratio (2)	3.0 times	6.6 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2015, we had $605 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of June 30, 2015, we had $1.668 billion of the combined legal and debt exclusion remaining.

In addition, the credit agreement provides that until the AMS Portfolio Acquisition is consummated, up to $1.000 billion of new indebtedness issued or incurred on or prior to the consummation of the acquisition to fund the acquisition will be excluded from the calculation of consolidated total debt. As of and through June 30, 2015, we were in compliance with the required covenants.

Term Loans

We had $400 million outstanding under an unsecured term loan facility (2013 Term Loan) as of June 30, 2015 and December 31, 2014. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2012 Facility up to its date of termination, and the 2015 Facility when in place on April 10, 2015. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2015 is 2.3 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of June 30, 2015 is 6.6 times. On April 10, 2015, the 2013 Term Loan credit agreement was amended to conform to similar financial covenants under the 2015 Facility.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020. The 2015 Term Loan was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.200 percent per year as of April 10, 2015). Such fee accrues from 60 days after April 10, 2015 through the date of funding of the term loan. The 2015 Term Loan requires quarterly principal payments of $38 million commencing on the first fiscal quarter ended after the date which is the second anniversary of the closing date of the AMS Portfolio Acquisition, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement contains covenants which, among other things, require that we maintain a minimum interest coverage ratio and a maximum leverage ratio substantially similar to the ratios in the 2015 Facility.

Interim Revolving Credit Facility

On April 10, 2015, we entered into a $250 million unsecured revolving credit facility (2015 Interim Facility). The availability of the 2015 Interim Facility was conditioned on the closing of the AMS Portfolio Acquisition. Eurodollar and multicurrency loans under the 2015 Interim Facility had interest at LIBOR plus an interest margin of between 0.90 percent and 1.525 percent based on our corporate credit ratings and consolidated leverage ratio. In addition, we were required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.175 percent per year as of April 10, 2015). In accordance with the credit agreement, we terminated this facility on May 12, 2015 upon the completion of the offering of the new senior notes.

Senior Notes

We had senior notes outstanding of $4.650 billion as of June 30, 2015 and $3.800 billion as of December 31, 2014. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

In June 2015, we amended and extended our $300 million credit and security facility secured by our U.S. trade receivables to June 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with the 2015 Facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2015 is 2.3 times. We had no borrowings outstanding under this facility as of June 30, 2015 and December 31, 2014.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $389 million as of June 30, 2015. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $177 million of receivables as of June 30, 2015 at an average interest rate of 3.2 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectability issues related to our outstanding receivables. As of June 30, 2015, our net receivables in these countries greater than 180 days past due totaled $25 million, of which $12 million were past due greater than 365 days.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $172 million as of June 30, 2015). We de-recognized $128 million of notes receivable as of June 30, 2015 at an average interest rate of 1.7 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2015 we had outstanding letters of credit of $58 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2015 and December 31, 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of June 30, 2015 or December 31, 2014. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

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
2014 Restructuring Plan
On October 22, 2013, our Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring plan). The 2014 Restructuring plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization (PNO) strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and are expected to be substantially completed by the end of 2015, with the exception of certain ongoing actions associated with our PNO strategy. These ongoing actions associated with our PNO strategy will be substantially completed by the end of 2016.

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million, and approximately $235 million to $285 million of these charges are estimated to result in cash outlays, of which we have made payments of $139 million through June 30, 2015. We have recorded related costs of $183 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

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
2011 Restructuring Plan
On July 26, 2011, our Board of Directors approved, and we committed to, a restructuring initiative (the 2011 Restructuring plan) designed to strengthen operational effectiveness and efficiencies, increase competitiveness and support new investments. Key activities under the 2011 Restructuring plan included standardizing and automating certain processes and activities; relocating select administrative and functional activities; rationalizing organizational reporting structures; leveraging preferred vendors; and other efforts to eliminate inefficiency. Among these efforts, we expanded our ability to deliver best-in-class global shared services for certain functions and businesses at several locations in emerging markets. On January 25, 2013, our Board of Directors approved, and we committed to, an expansion of the 2011 Restructuring plan (the Expansion). The Expansion was intended to further strengthen our operational effectiveness and efficiencies and support new investments. Activities under the 2011 Restructuring plan were initiated in the third quarter of 2011 and all activities, including those related to the Expansion, were substantially completed by the end of 2013.
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

We recorded net restructuring charges pursuant to our restructuring plans of $3 million in the second quarter of 2015, $15 million in the second quarter of 2014, $9 million in the first half of 2015 and $35 million in the first half of 2014. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the second quarter of 2015, $10 million in the second quarter of 2014, $28 million in the first half of 2015 and $18 million in the first half of 2014.
The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended June 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$3	$—	$—	$—	$—	$3
Restructuring-related expenses:
Cost of products sold	—	—	8	—	—	8
Selling, general and administrative expenses	—	1	—	—	3	4
	—	1	8	—	3	12
	$3	$1	$8	$—	$3	$15

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$3	$1	$8	$—	$3	$15
2011 Restructuring plan (including the Expansion)	—	—	—	—	—	—
	$3	$1	$8	$—	$3	$15

Three Months Ended June 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$8	$—	$—	$—	$7	$15
Restructuring-related expenses:
Cost of products sold	—	—	4	—	—	4
Selling, general and administrative expenses	—	1	—	—	5	6
	—	1	4	—	5	10
	$8	$1	$4	$—	$12	$25

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$10	$1	$4	$—	$12	$27
2011 Restructuring plan (including the Expansion)	(2)	—	—	—	—	(2)
	$8	$1	$4	$—	$12	$25

Six Months Ended June 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$8	$—	$—	$—	$1	$9
Restructuring-related expenses:
Cost of products sold	—	—	16	—	—	16
Selling, general and administrative expenses	—	2	—	—	10	12
	—	2	16	—	10	28
	$8	$2	$16	$—	$11	$37

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$11	$2	$16	$—	$11	$40
2011 Restructuring plan (including the Expansion)	(3)	—	—	—	—	(3)
	$8	$2	$16	$—	$11	$37

Six Months Ended June 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$19	$—	$—	$—	$16	$35
Restructuring-related expenses:
Cost of products sold	—	—	6	—	—	6
Selling, general and administrative expenses	—	2	—	—	10	12
	—	2	6	—	10	18
	$19	$2	$6	$—	$26	$53

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2014 Restructuring plan	$19	$2	$6	$—	$23	$50
2011 Restructuring plan (including the Expansion)	—	—	—	—	3	3
	$19	$2	$6	$—	$26	$53

Termination benefits represent amounts incurred pursuant to our ongoing benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and FASB ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). We expect to record additional termination benefits related to our restructuring initiatives throughout 2015 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees and costs related to contract cancellations, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

As of June 30, 2015, we incurred cumulative restructuring charges related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) of $354 million and restructuring-related costs of $115 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Termination benefits	$81	$135	$216
Net loss (gain) on fixed asset disposals	—	(1)	(1)
Other	26	113	139
Total restructuring charges	107	247	354
Accelerated depreciation	7	5	12
Transfer costs	40	—	40
Other	29	34	63
Restructuring-related expenses	76	39	115
	$183	$286	$469

We made cash payments of $20 million in the second quarter of 2015 and $46 million in the first half of 2015 associated with restructuring initiatives pursuant to these plans, and, as of June 30, 2015, we had made total cash payments of $426 million related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) since committing to each plan. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Three Months Ended June 30, 2015
Termination benefits	$9	$—	$9
Transfer costs	8	—	8
Other	3	—	3
	$20	$—	$20

Six Months Ended June 30, 2015
Termination benefits	$18	$—	$18
Transfer costs	16	—	16
Other	12	—	12
	$46	$—	$46

Program to Date
Termination benefits	$49	$133	$182
Transfer costs	40	—	40
Other	50	154	204
	$139	$287	$426

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion), which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Accrued as of December 31, 2014	$39	$4	$43
Charges (credits)	11	(3)	8
Cash payments	(18)	—	(18)
Other	—	(1)	(1)
Accrued as of June 30, 2015	$32	$—	$32

In addition to our accrual for termination benefits, we had a $5 million liability as of June 30, 2015 and a $6 million liability as of December 31, 2014 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	June 30, 2015	December 31, 2014
Accounts receivable	$1,313	$1,288
Less: allowance for doubtful accounts	(77)	(76)
Less: allowance for sales returns	(41)	(29)
	$1,195	$1,183
The following is a rollforward of our allowance for doubtful accounts for the second quarter and first half of 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$72	$75	$76	$81
Charges to expenses	6	6	8	4
Utilization of allowances	(1)	(1)	(7)	(5)
Ending balance	$77	$80	$77	$80
Inventories

	As of
(in millions)	June 30, 2015	December 31, 2014
Finished goods	$657	$649
Raw materials	214	200
Work-in-process	97	97
	$968	$946

Property, plant and equipment, net

	As of
(in millions)	June 30, 2015	December 31, 2014
Land	$80	$80
Buildings and improvements	934	944
Equipment, furniture and fixtures	2,738	2,633
Capital in progress	185	189
	3,937	3,846
Less: accumulated depreciation	2,486	2,339
	$1,451	$1,507
Depreciation expense was $65 million for the second quarter of 2015, $69 million for the second quarter of 2014, $130 million for the first half of 2015 and $134 million for the first half of 2014.
Accrued expenses

	As of
(in millions)	June 30, 2015	December 31, 2014
Legal reserves	$283	$694
Payroll and related liabilities	415	512
Accrued contingent consideration	145	158
Other	558	586
	$1,401	$1,950
Other long-term liabilities

	As of
(in millions)	June 30, 2015	December 31, 2014
Accrued income taxes	$1,264	$1,231
Legal reserves	834	883
Accrued contingent consideration	96	116
Other long-term liabilities	444	436
	$2,638	$2,666

Accrued warranties
We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first half of 2015 and 2014 consisted of the following (in millions):

	Six Months Ended June 30,
	2015	2014
Beginning Balance	$25	$28
Provision	10	2
Settlements/reversals	(9)	(6)
Ending Balance	$26	$24

NOTE I – INCOME TAXES

Our effective tax rates from continuing operations for the three months ended June 30, 2015 and June 30, 2014, were 2.9% and 103.8%, respectively. For the first half of 2015 and 2014 our effective tax rates from continuing operations were (86.9)% and (222.5)%, respectively. The change in our reported tax rate for the second quarter and first half of 2015, as compared to the same periods in 2014, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, litigation- and restructuring-related items, pension termination charges, debt extinguishment charges, as well as the impact of certain discrete tax items.

As of June 30, 2015, we had $1.068 billion of gross unrecognized tax benefits, of which a net $911 million, if recognized, would affect our effective tax rate. As of December 31, 2014, we had $1.047 billion of gross unrecognized tax benefits, of which a net $903 million, if recognized, would affect our effective tax rate.

We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. The total incremental tax liability asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing associated with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. During 2014, we received a Revenue Agent Report from the IRS reflecting significant proposed audit adjustments to our 2008, 2009, and 2010 tax years based upon the same transfer pricing methodologies that the IRS applied to our 2001 through 2007 tax years.

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations. We believe we have meritorious defenses for our tax filings and we have filed petitions with the U.S. Tax Court contesting the Notices of Deficiency for the 2001 - 2007 tax years in challenge. We currently expect the trial in this matter to occur in the second half of 2016. Furthermore, we have submitted a letter to the IRS protesting the Revenue Agent’s Report for the 2008 - 2010 tax years and requesting an administrative appeal hearing. We do not believe that the IRS will hear our appeal until the Tax Court case is concluded.

No payments on the net assessments would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe our income tax reserves associated with these matters are adequate as of June 30, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $475 million accrued for gross interest and penalties as of June 30, 2015 and $443 million as of December 31, 2014. The increase in gross interest and penalties of $32 million was recognized in our unaudited condensed consolidated statements of operations. We recognized net tax expense related to interest and penalties of $10 million during the second quarter of 2015, $10 million during the second quarter of 2014, $21 million during the first half of 2015 and $19 million during the first half of 2014.

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

In accordance with FASB ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accrual for legal matters that are probable and estimable was $1.117 billion as of June 30, 2015 and $1.577 billion as of December 31, 2014, and includes estimated costs of settlement, damages and defense. We recorded $192 million of litigation-related charges during the first half of 2015 and $260 million of litigation-related charges during the first half of 2014. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2014 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On April 18, 2014, the case was stayed pending consideration of an interlocutory appeal. On September 16, 2014, the Court of Appeals for the Federal Circuit denied our request for an interlocutory appeal. On July 8, 2015, a jury found that our Express Stent family did not literally infringe a Jang patent, but that the stents infringed under the doctrine of equivalents. The court reserved judgment until the conclusion of further proceedings related to the doctrine of equivalents finding.

Product Liability Litigation

As of August 5, 2015, there were over 27,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse pending against us. The cases are pending in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of three putative class actions, and fewer than 10 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 2,700 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. During April 2015, solely by way of compromise and without any admission or concession by us of any liability or wrongdoing, we entered into a master settlement agreement with certain plaintiffs’ counsel to settle substantially all of their inventories of cases and claims pending against us. The master settlement agreement provides that we will pay approximately $119 million to resolve 2,970 pending cases and claims, including the case in the District Court of Dallas County (TX) for which there is a judgment of approximately $35 million that is currently subject to appeal. Under the terms of the master settlement agreement, we will make two payments into a settlement fund held in escrow with full funding to be completed on or before October 1, 2015. In addition, during May and June 2015, solely by way of compromise and without any admission or concession by us of any liability or wrongdoing, we entered into various master settlement agreements with certain plaintiffs’ counsel regarding settling an aggregate 1,627 pending cases and claims. All master settlement agreements that we have entered into provide that the settlement and the distribution of settlement funds to participating claimants are conditioned upon, among other things, achieving minimum required claimant participation thresholds. If the participation thresholds under the master settlement agreement are not satisfied, we may terminate that agreement.

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

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint also alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and it seeks monetary and punitive damages. On February 6, 2013, the District Court dismissed the complaint with prejudice on standing and jurisdictional grounds. On September 18, 2014, the U.S. Court of Appeals for the Second Circuit affirmed the District Court’s decision to dismiss the complaint with prejudice. On October 2, 2014, the plaintiff filed a petition for rehearing en banc. On December 2, 2014, the Second Circuit denied the petition for rehearing en banc. On March 2, 2015, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court requesting judicial review of the Second Circuit’s decision. On June 15, 2015, the United States Supreme Court denied the plaintiff’s Petition for Writ of Certiorari.

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

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014
Weighted average shares outstanding - basic	1,341.3	1,323.2	1,337.5	1,322.4
Net effect of common stock equivalents	20.5	21.8	22.2	24.7
Weighted average shares outstanding - assuming dilution	1,361.8	1,345.0	1,359.7	1,347.1

Weighted average shares outstanding, assuming dilution, excludes the impact of three million stock options for the second quarter of 2015, 13 million stock options for the second quarter of 2014, three million stock options for the first half of 2015 and 13 million stock options for the first half of 2014, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately two million shares of our common stock in the second quarter of 2015, one million shares of our common stock in the second quarter of 2014, 15 million shares of our common stock for the first half of 2015 and 11 million shares of our common stock for the first half of 2014, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We did not repurchase any shares of our common stock during the first half of 2015. We repurchased 10 million shares of our common stock during the first half of 2014 for approximately $125 million.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2015	2014	2015	2014

Net sales
Interventional Cardiology	$567	$528	$1,108	$1,029
Peripheral Interventions	245	210	477	414
Cardiovascular	812	738	1,585	1,443

Cardiac Rhythm Management	490	495	973	959
Electrophysiology	60	55	121	113
Rhythm Management	550	550	1,094	1,072

Endoscopy	352	334	680	650
Urology and Women's Health	142	133	272	259
Neuromodulation	125	114	241	223
MedSurg	619	581	1,193	1,132
Net sales allocated to reportable segments	1,981	1,869	3,872	3,647
Sales generated from divested businesses	—	1	—	3
Impact of foreign currency fluctuations	(138)	3	(261)	(3)
	$1,843	$1,873	$3,611	$3,647

Income (loss) before income taxes
Cardiovascular	$247	$193	$483	$364
Rhythm Management	78	67	155	133
MedSurg	188	175	355	343
Operating income allocated to reportable segments	513	435	993	840
Corporate expenses and currency exchange	(105)	(64)	(188)	(115)
Intangible asset impairment charges; pension termination charges; acquisition-, divestiture-, restructuring-, and litigation-related net charges and credits	(73)	(331)	(333)	(379)
Amortization expense	(116)	(109)	(229)	(218)
Operating income (loss)	219	(69)	243	128
Other expense, net	(114)	(35)	(189)	(86)
Income (loss) before income taxes	$105	$(104)	$54	$42

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and six month periods ended June 30, 2015 and June 30, 2014. Amounts in the chart below are presented net of tax.

Three Months Ended June 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of March 31, 2015	$(73)	$247	$(32)	$142
Other comprehensive income (loss) before reclassifications	5	(8)	—	(3)
Amounts reclassified from accumulated other comprehensive income	—	(35)	—	(35)
Net current-period other comprehensive income	5	(43)	—	(38)
Balance as of June 30, 2015	$(68)	$204	$(32)	$104

Three Months Ended June 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of March 31, 2014	$(22)	$114	$(20)	$72
Other comprehensive income (loss) before reclassifications	(2)	(13)	—	(15)
Amounts reclassified from accumulated other comprehensive income	—	(15)	—	(15)
Net current-period other comprehensive income	(2)	(28)	—	(30)
Balances as of June 30, 2014	$(24)	$86	$(20)	$42

Six Months Ended June 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2014	$(38)	$219	$(37)	$144
Other comprehensive income (loss) before reclassifications	(30)	51	(3)	18
Amounts reclassified from accumulated other comprehensive income	—	(66)	8	(58)
Net current-period other comprehensive income	(30)	(15)	5	(40)
Balance as of June 30, 2015	$(68)	$204	$(32)	$104

Six Months Ended June 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2013	$(16)	$141	$(19)	$106
Other comprehensive income (loss) before reclassifications	(8)	(27)	(1)	(36)
Amounts reclassified from accumulated other comprehensive income	—	(28)	—	(28)
Net current-period other comprehensive income	(8)	(55)	(1)	(64)
Balances as of June 30, 2014	$(24)	$86	$(20)	$42
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was a benefit of $5 million in the second quarter of 2015, a benefit of $7 million in the second quarter of 2014, an expense of $28 million in the first half of 2015 and a benefit of $13 million in the first half of 2014. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $19 million in the second quarter of 2015, $8 million in the second quarter of 2014, $37 million in the first half of 2015 and $16 million in the first half of 2014. Refer to Note E – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

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

Standards to be Implemented
ASC Update No. 2014-09
In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017. As such, the standard will be effective for us on January 1, 2018. Under the deferral, early application is still permitted but not before the original public organization effective date, which is for annual reporting periods beginning after December 15, 2016. We are in the process of determining the effect, if any, that the adoption of this standard will have on our financial position and results of operations.
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
ASC Update No. 2014-15
In August 2014, the FASB issued ASC Update No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40). Update No. 2014-15 requires management to assess an entity’s ability to continue as a going concern every reporting period, and provide certain disclosures if management has substantial doubt about the entity's ability to operate as a going concern, or an express statement if not, by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Update No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update No. 2014-15 is not expected to have an impact on our financial position or results of operations.
ASC Update No. 2015-01

In January 2015, the FASB issued ASC Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). Update No. 2015-01 eliminates the concept of extraordinary items from U.S. GAAP, which requires an entity to separately classify, present, and disclose extraordinary events and transactions. Update No. 2015-01 is effective for annual reporting periods beginning after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of Update No. 2015-01 is not expected to have an impact on our financial position or results of operations.

ASC Update No. 2015-02

In February 2015, the FASB issued ASC Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. Update No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Update No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The adoption of Update No. 2015-02 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2015-03

In April 2015, the FASB issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Update No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The adoption of Update No. 2015-03 will require us to reclassify our debt issuance costs from deferred charges to direct deductions of our debt liabilities. The adoption of Update No. 2015-03 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2015-05

In May 2015, the FASB issued ASC Update No. 2015-05, Intangibles- Goodwill and Other - Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Update No. 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Update No. 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. An entity can elect to adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of Update No. 2015-05 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2015-11

In July 2015, the FASB issued ASC Update No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Update No. 2015-11 more closely aligns the measurement of inventory in U.S. GAAP with the measurement of inventory in International Financial Reporting Standards by requiring companies using the first-in, first-out and average costs methods to measure inventory using the lower of cost and net realizable value, where net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Update No. 2015-11 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Update No. 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of Update No. 2015-11 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2015-12

In August 2015, the FASB issued ASC Update No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). Update No. 2015-12 has three parts. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefits plans and Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. Update No. 2015-12 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-12 is not expected to have a material impact on our financial position or results of operations.

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
Financial Summary
Three Months Ended June 30, 2015
Our net sales for the second quarter of 2015 were $1.843 billion, as compared to net sales of $1.873 billion for the second quarter of 2014, a decrease of $30 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $141 million on our second quarter 2015 net sales, as compared to the same period in the prior year, along with an decrease in net sales from divested businesses of $1 million, our net sales increased $112 million, or six percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net income for the second quarter of 2015 was $102 million, or $0.08 per share. Our reported results for the second quarter of 2015 included an intangible asset impairment charge, acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net credits, debt extinguishment charges and amortization expense totaling $192 million (after-tax), or $0.14 per share. Excluding these items, net income for the second quarter of 2015 was $294 million, or $0.22 per share.1 Our reported net income for the second quarter of 2014 was $4 million, or $0.00 per share. Our reported results for the second quarter of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring and restructuring-related net charges, discrete tax items, litigation-related net charges, and amortization expense totaling $281 million (after-tax), or $0.21 per share. Excluding these items, net income for the second quarter of 2014 was $285 million, or $0.21 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended June 30, 2015
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$105	$(3)	$102	$0.08
Non-GAAP adjustments:
Intangible asset impairment charge	9	(2)	7	0.01
Acquisition- and divestiture-related net charges	49	(7)	42	0.03
Restructuring and restructuring-related net charges	16	(2)	14	0.01
Litigation-related net credits	(1)	—	(1)	0.00
Debt extinguishment charges	45	(16)	29	0.02
Amortization expense	116	(15)	101	0.07
Adjusted net income	$339	$(45)	$294	$0.22

	Three Months Ended June 30, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(104)	$108	$4	$0.00
Non-GAAP adjustments:
Intangible asset impairment charges	110	(19)	91	0.07
Acquisition- and divestiture-related net credits	(91)	(1)	(92)	(0.07)
Restructuring and restructuring-related net charges	25	(6)	19	0.01
Discrete tax items	—	(2)	(2)	0.00
Litigation-related net charges	267	(100)	167	0.13
Amortization expense	109	(11)	98	0.07
Adjusted net income	$316	$(31)	$285	$0.21

Cash provided by operating activities was $60 million in the second quarter of 2015, as compared to cash provided by operating activities of $286 million in the second quarter of 2014. The decrease was primarily due to litigation-related payments of $300 million during the second quarter of 2015. As of June 30, 2015, we had total debt of $5.112 billion, cash and cash equivalents of $903 million and working capital of $1.836 billion. Refer to Liquidity and Capital Resources for further discussion.

Six Months Ended June 30, 2015
Our net sales for the first half of 2015 were $3.611 billion, as compared to net sales of $3.647 billion for the first half of 2014, a decrease of $36 million, or one percent. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $258 million on our first half of 2015 net sales, as compared to the same period in the prior year, along with a decrease in net sales from divested businesses of $3 million, our net sales increased $225 million, or six percent.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.
Our reported net income for the first half of 2015 was $101 million, or $0.07 per share. Our reported results for the first half of 2015 included an intangible asset impairment charge, acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, debt extinguishment charges, pension termination charges and amortization expense totaling $479 million (after-tax), or $0.36 per share. Excluding these items, net income for the first half of 2015 was $580 million, or $0.43 per share.1 Our reported net income for the first half of 2014 was $137 million, or $0.10 per share. Our reported results for the first half of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring and restructuring-related net charges, discrete tax items, litigation-related net charges, and amortization expense totaling $416 million (after-tax), or $0.31 per share. Excluding these items, net income for the first half of 2014 was $553 million, or $0.41 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.
The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Six Months Ended June 30, 2015
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$54	$47	$101	$0.07
Non-GAAP adjustments:
Intangible asset impairment charge	9	(2)	7	0.01
Acquisition- and divestiture-related net charges	91	(5)	86	0.07
Restructuring and restructuring-related net charges	37	(6)	31	0.02
Litigation-related net charges	192	(70)	122	0.09
Pension termination charges	8	(3)	5	0.00
Debt extinguishment charges	45	(16)	29	0.02
Amortization expense	229	(30)	199	0.15
Adjusted net income	$665	$(85)	$580	$0.43

	Six Months Ended June 30, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$42	$95	$137	$0.10
Non-GAAP adjustments:
Intangible asset impairment charges	165	(25)	140	0.10
Acquisition- and divestiture-related net credits	(118)	(2)	(120)	(0.09)
Restructuring and restructuring-related net charges	53	(13)	40	0.03
Discrete tax items	—	—	—	0.00
Litigation-related net charges	260	(99)	161	0.12
Amortization expense	218	(23)	195	0.15
Adjusted net income	$620	$(67)	$553	$0.41

Cash used for operating activities was $137 million in the first half of 2015, as compared to cash provided by operating activities of $483 million in the first half of 2014. The decrease was primarily due to litigation-related payments of $600 million during the first half of 2015.

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

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2015	2014

Interventional Cardiology	$515	$528	(3)%	7%
Peripheral Interventions	228	211	8%	16%
Cardiovascular	743	739	—%	10%

Cardiac Rhythm Management	460	497	(7)%	(1)%
Electrophysiology	57	56	2%	9%
Rhythm Management	517	553	(6)%	—%

Endoscopy	326	333	(2)%	6%
Urology and Women’s Health	135	133	2%	7%
Neuromodulation	122	114	7%	9%
MedSurg	583	580	1%	7%

Subtotal Core Businesses	1,843	1,872	(2)%	6%
Divested Businesses	—	1	N/A %	N/A %
Worldwide	$1,843	$1,873	(2)%	6%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2015	2014

Interventional Cardiology	$1,010	$1,025	(2)%	7%
Peripheral Interventions	445	414	8%	15%
Cardiovascular	1,455	1,439	1%	10%

Cardiac Rhythm Management	916	963	(5)%	2%
Electrophysiology	115	114	—%	7%
Rhythm Management	1,031	1,077	(4)%	2%

Endoscopy	631	647	(3)%	5%
Urology and Women’s Health	258	258	—%	5%
Neuromodulation	236	223	6%	7%
MedSurg	1,125	1,128	—%	5%

Subtotal Core Businesses	3,611	3,644	(1)%	6%
Divested Businesses	—	3	N/A %	N/A %
Worldwide	$3,611	$3,647	(1)%	6%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems. We also offer structural heart products in certain markets, which include a device for transcatheter aortic valve replacement and a device designed to close the left atrial appendage in patients with atrial fibrillation that are at risk for ischemic stroke.

In May 2014, we launched our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System in Japan, following regulatory approval by the Japanese Ministry of Health, Labor and Welfare (MHLW). We had previously launched this technology in Europe and the U.S. during 2013. The Promus PREMIER™ Stent System is designed to provide physicians improved drug-eluting stent performance in treating patients with coronary artery disease, and features a unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We also market our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System in select European and other Conformité Européenne (CE) Mark countries, which features an ultra-thin abluminal (outer) bioabsorbable polymer coating. The EVOLVE II clinical trial, which is designed to further assess the safety and effectiveness of the SYNERGY™ Stent System and support U.S. Food and Drug Administration (FDA) and Japanese regulatory approvals for this technology, released results in November 2014. The results demonstrated the SYNERGY™ stent system met its primary endpoint in this non-inferiority study, which evaluated the one-year rate of target lesion failure. We expect FDA approval of this technology in late 2015 and Japanese regulatory approval in the first half of 2016.

Our structural heart product offerings include our Lotus™ Valve System, a device for transcatheter aortic valve replacement, and our WATCHMAN® device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. In October 2013, we received CE mark approval and launched the Lotus™ Valve System in Europe. In September 2014, we initiated the REPRISE III clinical trial with first patient enrollment and expect full trial enrollment to be complete by the end of 2015. The initiation of the REPRISE III clinical trial marks the beginning of the process required to support FDA premarket approval. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE-mark countries and other international countries, as well as the U.S. following FDA approval in March 2015.

Worldwide net sales of our Interventional Cardiology products of $515 million represented 28 percent of our consolidated net sales for the second quarter of 2015. Our worldwide Interventional Cardiology net sales decreased $13 million, or three percent, in the second quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $52 million on our second quarter Interventional Cardiology net sales, as compared to the same period in the prior year, our Interventional Cardiology net sales increased $39 million, or seven percent.

Excluding the impact of foreign currency, the year-over-year increase in our worldwide Interventional Cardiology net sales was primarily related to sales of our drug-eluting stent systems in Asia, our Lotus™ Valve System in Europe, our WATCHMAN® device following the U.S. commercial launch during the second quarter of 2015, along with operational growth in our other cardiology product lines, including our OptiCross™ Coronary Imaging Catheter, iLab® Intravascular Ultrasound Imaging System, and Polaris® Imaging System and our AngioJet™ Thrombectomy product offerings.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease, along with certain products to diagnose and ease various forms of cancer. We also offer VessixTM catheter-based renal denervation systems in certain markets for the treatment of hypertension.

Worldwide net sales of our PI products of $228 million represented 12 percent of our consolidated net sales for the second quarter of 2015. Our worldwide PI net sales increased $17 million, or eight percent, in the second quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $18 million on our second quarter PI net sales, as compared to the same period in the prior year, our PI net sales increased $35 million, or 16 percent. Excluding the impact of foreign currency, the year-over-year increase in worldwide PI net sales was primarily driven by revenues from the Interventional Division of Bayer AG (Bayer), as well as growth in our core PI franchise, particularly our interventional oncology franchise with new product launches and a focus on the interventional radiologist globally.

On August 29, 2014, we completed the acquisition of Bayer for $414 million in cash. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The addition of Bayer's strong commercial organization and innovative technologies supports our strategy to provide a comprehensive portfolio of leading solutions to treat peripheral vascular disease. The transaction includes the leading AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used in an innovative and fast-growing therapy to remove plaque and thrombi from diseased arteries.

Rhythm Management

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator systems, including the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities.

Worldwide net sales of our CRM products of $460 million represented 25 percent of our consolidated net sales for the second quarter of 2015. Our worldwide CRM net sales decreased $37 million, or seven percent, in the second quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $32 million on our second quarter CRM net sales, as compared to the same period in the prior year, our CRM net sales decreased $5 million, or one percent. Excluding the impact of foreign currency, the year-over-year decrease was primarily driven by declines in our U.S. CRM net sales due to lower defibrillator replacement procedures, declines in our cardiac resynchronization therapy defibrillators (CRT-Ds) sales, and lower U.S. pacemaker sales. These declines were partially offset by growth in our European CRM business as we are increasing market share following recent product launches, including full European launch of Emblem S-ICD® in the second quarter of 2015.

The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	June 30, 2015			June 30, 2014
	U.S.	International	Total	U.S.	International	Total
Defibrillator systems	$218	$117	$335	$223	$132	$355
Pacemaker systems	61	64	125	67	75	142
CRM products	$279	$181	$460	$290	$207	$497

In February 2014, our European business initiated the full launch of our new X4 line of quadripolar CRT-D systems, including the AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 CRT-Ds, a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. In addition, in April 2014, we received FDA approval for the DYNAGEN™ MINI and INOGEN™ MINI ICDs, the smallest fully-powered standard longevity ICD on the market, as well as the DYNAGEN™ X4 and INOGEN™ X4 CRT-Ds. These new defibrillators were launched in the U.S. during the second quarter of 2014 and our global rollout of this new line of defibrillators continues into 2015. In addition, our new EL (extended longevity) line of ICDs, was launched in the U.S. in the first quarter of 2015. We also completed U.S. Phase I enrollment in our Acuity X4 quadripolar LV lead clinical trial in the fourth quarter of 2014. We expect FDA approval of this lead in the first half of 2016. We initiated the full launch of our new X4 quadripolar CRT-D systems in Japan and Australia late in the first quarter of 2015.

Further, we believe our S-ICD® System is a differentiated technology, and following its U.S. launch in 2013, we have seen strong physician and patient interest. We received both U.S. and European approval of the Emblem S-ICD® System in the first quarter of 2015, a next generation S-ICD® System that is smaller in size and offers improved battery longevity and remote monitoring capabilities. We commenced a full European launch of the Emblem S-ICD® System during the second quarter of 2015, and are transitioning to a full U.S. launch during the third quarter of 2015.

Our global pacemaker revenue declined on a constant currency basis due to reductions in U.S. pacemaker revenue primarily driven by price erosion as well as some share loss from competitor magnetic resonance imaging (MRI) capabilities. This decline was partially offset by the continued adoption of the INGENIO™ family of pacemakers and Ingevity™ MRI pacing lead in many international markets. We are encouraged by physician feedback on our next generation Ingevity family of MRI compatible pacing leads in select international markets. Ingevity™ MRI pacing leads are part of the ImageReady™ MRI-conditional pacemaker system, which includes VITALIO™ MRI, FORMIO™ MRI, ADVANTIO™ MRI and INGENIO™ MRI pulse generators. When used with the LATITUDE™ NXT Patient Management System, these devices wirelessly monitor patients for conditions such as atrial arrhythmias. During the second half of 2014, we also received FDA approval of our new ACCOLADE™ family of pacemakers, and cardiac resynchronization therapy pacemakers, including an X4 quadripolar CRT-P header design. We initiated the full U.S. and European launches of this new technology in the first quarter of 2015.

Electrophysiology

Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance and responsiveness. During the third quarter of 2014, we initiated limited launches in U.S. and Europe of the RhythmiaTM Mapping System, a next-generation, catheter-based, 3D cardiac mapping and navigation solution designed to help diagnose and treat a variety of arrhythmias. These limited launches continued throughout the first half of 2015 and we have plans to expand this global launch in the third quarter of 2015.

Worldwide net sales of our Electrophysiology products of $57 million represented three percent of our consolidated net sales for the second quarter of 2015. Our worldwide Electrophysiology net sales increased $1 million, or two percent, in the second quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $4 million on our second quarter Electrophysiology net sales, as compared to the same period in the prior year, our Electrophysiology net sales increased $5 million, or nine percent.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the gastrointestinal and pulmonary space.

Worldwide net sales of our Endoscopy products of $326 million represented 18 percent of our consolidated net sales for the second quarter of 2015. Our worldwide Endoscopy net sales decreased $7 million, or two percent, in the second quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $25 million on our second quarter Endoscopy net sales, as compared to the same period in the prior year, our Endoscopy net sales increased $18 million, or six percent. Excluding the impact of foreign currency, the increase in net sales was primarily driven by growth across several of our key product franchises, including our biliary device franchise with the launch of SpyGlass™ DS Direct Visualization System, our metal stent franchise driven by our Biliary WallFlex® product family, and our Biopsy and Polypectomy franchises, featuring our industry leading products such as forceps and snares.

On April 2, 2015, we acquired Xlumena, Inc., a venture-backed medical device company that develops, manufactures and sells minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Urology and Women’s Health

Our Urology and Women’s Health business develops and manufactures devices to treat various urological and gynecological disorders. Worldwide net sales of our Urology and Women's Health products of $135 million represented seven percent of our consolidated net sales for the second quarter of 2015. Urology and Women's Health net sales increased $2 million, or two percent, in the second quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $7 million on our second quarter Urology and Women's Health net sales, as compared to the same period in the prior year, or Urology and Women's Health net sales increased $9 million, or seven percent. Excluding the impact of foreign currency, the increase in worldwide Urology and Women's Health net sales was primarily attributable to new product growth in our Urology franchise as well as continued expansion within our international business.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). IoGyn developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system and in October 2014, we launched the system in the United States.

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the Men's Health and Prostate Health businesses, from Endo International plc. Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Neuromodulation

Our Neuromodulation business offers the Precision® and Precision SpectraTM Spinal Cord Stimulator systems, used for the management of chronic pain. The Precision Spectra System is the world's first and only spinal cord stimulation (SCS) system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. In addition, in June 2015, we launched the Precision Novi™ SCS System in Europe. The Precision Novi™ System offers patients and physicians the smallest 16-contact high capacity primary cell, also referred to as non-rechargeable, device for the treatment of chronic pain. We also have CE mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, Tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. During 2013, we began our U.S. pivotal trial for the treatment of Parkinson's disease. We believe we have an exciting opportunity in DBS with the Vercise™ DBS System, which is designed to selectively stimulate targeted areas of the brain to customize therapy for patients and minimize side effects of unwanted stimulation.

Worldwide net sales of our Neuromodulation products of $122 million represented seven percent of our consolidated net sales for the second quarter of 2015. Our worldwide Neuromodulation net sales increased $8 million, or seven percent, in the second quarter of 2015, as compared the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $3 million on our second quarter Neuromodulation net sales, as compared to the same period in the prior year, our Neuromodulation net sales increased $11 million, or nine percent. Excluding the impact of foreign currency, the year-over-year increase was primarily driven by share gains from CoverEdge™ 32 contact paddle and continued adoption of the Precision SpectraTM Spinal Cord Stimulator system.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2014 Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately 10 percent of our consolidated net sales in the second quarter of 2015 and 2014.
Gross Profit
Our gross profit was $1.303 billion for the second quarter of 2015, $1.310 billion for the second quarter of 2014, $2.551 billion for the first half of 2015 and $2.547 billion for the first half of 2014. As a percentage of net sales, our gross profit increased to 70.7 percent in the second quarter of 2015, as compared to 69.9 percent in the second quarter of 2014 and increased to 70.6 percent in the first half of 2015, as compared to 69.8 percent in the first half of 2014. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2014	69.9%	69.8%
Manufacturing cost reductions	1.5	1.7
Sales pricing and mix	(1.2)	(1.3)
All other, including other inventory charges, other period expense and net impact of foreign currency	0.5	0.4
Gross profit margin - period ended June 30, 2015	70.7%	70.6%
The primary factor contributing to the increase in our gross profit margin during the second quarter and first half of 2015, as compared to the same periods in 2014, was the positive impact of cost reductions as a result of our restructuring and other process improvement programs. Our gross profit margin also benefited from the positive impact of foreign currency and our hedging activity. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	700	38.0%	743	39.7%	1,367	37.9%	1,409	38.6%
Research and development expenses	220	11.9%	206	11.0%	412	11.4%	397	10.9%
Royalty expense	18	1.0%	25	1.3%	36	1.0%	65	1.8%
Selling, General and Administrative (SG&A) Expenses
In the second quarter of 2015, our SG&A expenses decreased $43 million, or six percent, as compared to the second quarter of 2014, and were 170 basis points lower as a percentage of net sales. In the first half of 2015, our SG&A expenses decreased $42 million, or three percent, as compared to the first half of 2014, and were 70 basis points lower as a percentage of net sales. The decrease in SG&A was primarily driven by declines in spending as a result of our restructuring and other cost reduction initiatives.
Research and Development (R&D) Expenses
In the second quarter of 2015, our R&D expenses increased $14 million, or seven percent, as compared to the second quarter of 2014, and were 90 basis points higher as a percentage of net sales. In the first half of 2015, our R&D expenses increased $15 million, or 4 percent, as compared to the first half of 2014, and were 50 basis points higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
Royalty Expense
In the second quarter of 2015, our royalty expense decreased $7 million, or 28 percent, as compared to the second quarter of 2014, and was 30 basis points lower as a percentage of net sales. In the first half of 2015, our royalty expense decreased $29 million, or 45 percent, as compared to the first half of 2014, and was 80 basis points lower as a percentage of net sales. This decrease relates primarily to a renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure.
Amortization Expense
Our amortization expense was $116 million in the second quarter of 2015, as compared to $109 million in the second quarter of 2014, and $229 million in the first half of 2015, as compare to $218 million in the first half of 2014. This increase was primarily due to amortizable intangible assets acquired or other intangible assets that began amortizing during the second half of 2014 and the during first half of 2015. Amortization expense is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Intangible Asset Impairment Charges

2015 Charges

During the second quarter of 2015, in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test on certain of our in-process research and development projects and core technology assets. Based on our impairment assessment, we recorded an impairment charge of $9 million in the second quarter of 2015.

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
Contingent Consideration Expense
We recorded net expenses of $19 million and $46 million during the second quarter and first half of 2015, respectively, and net benefits of $96 million and $118 million during the second quarter and first half of 2014, respectively, related to the change in fair value of our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.
Restructuring Charges and Restructuring-related Activities

We have one active restructuring program, our 2014 Restructuring plan, which was approved on October 22, 2013. We estimate that the 2014 Restructuring plan will reduce our gross annual expenses by approximately $175 million to $225 million exiting 2016, and we expect a substantial portion of the savings to be reinvested in growth initiatives. We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million, of which approximately $235 million to $285 million is expected to result in future cash outlays. We have recorded costs of $183 million since the inception of the 2014 Restructuring plan, and we expect to substantially complete activities under the plan by the end of 2015, with the exception of certain ongoing actions associated with our PNO strategy.
We recorded restructuring charges pursuant to our restructuring plans of $3 million in the second quarter of 2015, $15 million in the second quarter of 2014, $9 million during the first half of 2015 and $35 million during the first half of 2014. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the second quarter of 2015, $10 million in the second quarter of 2014, $28 million in the first half of 2015 and $18 million in the first half of 2014. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments of $46 million during the first half of 2015 and $53 million during the first half of 2014, associated with our restructuring initiatives.
Refer to Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related charges and credits
We recorded litigation-related net credits of $1 million in the second quarter of 2015 and net charges of $192 million in the first half of 2015. We recorded litigation-related net charges of $267 million in the second quarter of 2014 and $260 million in the first half of 2014. These charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Pension termination charges
We recorded pension termination charges of $8 million during the first half of 2015, which are associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. No pension termination charges were recorded in the second quarter of 2015 or the first half of 2014. We expect to finalize the termination process and settle the majority of the plan's obligations during the fourth quarter of 2015, and expect to record an additional estimated charge of approximately $50 million during the fourth quarter of 2015 in accordance with U.S. GAAP. These charges are not expected to recur after 2015. The pension termination charges are excluded by management for purposes of evaluating operating performance.
Gain on divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We recorded a gain of $12 million in the first half of 2014 related to this divestiture. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense was $106 million in the second quarter of 2015 and $167 million during the first half of 2015, as compared to $53 million in the second quarter of 2014 and $108 million during the first half of 2014. The increase primarily relates to the re-financing of our senior notes and pre-funding a portion of the acquisition of the American Medical Systems male urology portfolio, along with a pretax charge of approximately $45 million associated with debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.000 billion of debt during the second quarter of 2015. Debt extinguishment charges are excluded by management for purposes of evaluating operating performance. Our average borrowing rate was 8.0 percent in the second quarter of 2015 and 6.9 percent in the first half of 2015 and 4.8 percent in both the second quarter and first half of 2014. Refer to Liquidity and Capital Resources and Note E - Fair Value Measurements and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.
Other, net
Our other, net reflected expense of $8 million and $22 million in the second quarter and first half of 2015, respectively, and income of $18 million and $22 million in the second quarter and first half of 2014, respectively. The following are the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2015	2014	2015	2014
Interest income	$—	$1	$1	$2
Foreign currency losses	(5)	(3)	(14)	(6)
Net gains (losses) on investments	—	23	(1)	29
Other income (expense), net	(3)	(3)	(8)	(3)
	$(8)	$18	$(22)	$22

During the second quarter of 2014, we recognized gains of $19 million associated with the acquisition of IoGyn, Inc. related to previously held investments. The acquisition-related gains from previously held investments are excluded by management for purposes of evaluating operating performance. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding the IoGyn acquisition.
Tax Rate
Our effective tax rates from continuing operations for the three months ended June 30, 2015 and June 30, 2014, were 2.9% and 103.8%, respectively. For the first half of 2015 and 2014 our effective tax rates from continuing operations were (86.9)% and (222.5)%, respectively. The change in our reported tax rate for the second quarter and first half of 2015, as compared to the same periods in 2014, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition- related items, litigation- and restructuring-related items, pension termination charges, and debt extinguishment charges, as well as the impact of certain discrete tax items.

During 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. We disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of June 30, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. Also, in connection with the IRS issues, a number of agreed adjustments were contained in the IRS report. However, no tax was paid on these amounts as there are outstanding tax receivables from the IRS that are currently being withheld due to the pending U.S. Tax Court case.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three and six month periods ended June 30, 2015, there were no material changes to the application of critical accounting policies and estimates as described in our 2014 Annual Report on Form 10-K.

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under FASB ASC Topic 350, Intangibles - Goodwill and Other. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics.

For our 2015 and 2014 annual impairment assessment we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Women's Health and Neuromodulation.

For our 2015 and 2014 annual impairment assessment, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

In the second quarter of 2015, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. As a result of the 2015 annual goodwill impairment test, we have identified our global Electrophysiology reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. Our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 28 percent as of our annual test date and held $292 million of allocated goodwill as of June 30, 2015. Our global Cardiac Rhythm Management (CRM) reporting unit had excess fair value over carrying value; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (WACC) rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill. For example, keeping all other variables constant, a combined increase of 50 basis points in the WACC along with a simultaneous decrease of 150 basis points in the long term growth rate applied would require that we perform the second step of the goodwill impairment test for our global Electrophysiology reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill.

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

•
decreases in our forecasted profitability due to an inability to successfully implement and achieve timely and sustainable cost improvement measures consistent with our expectations, increases in our market-participant tax rate, and/or changes in tax laws or macroeconomic conditions;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

•
the level of success of ongoing and future research and development efforts, including those related to recent acquisitions, and increases in the research and development costs necessary to obtain regulatory approvals and launch new products;

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

Negative changes in one or more of these factors, among others, could result in impairment charges.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations and access to capital markets and our revolving credit facility will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, fund possible mergers and/or acquisitions and service our existing debt for the next twelve months. As of June 30, 2015, we had $903 million of cash and cash equivalents on hand, comprised of $371 million invested in money market and government funds, $348 million invested in short-term time deposits, and $184 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.

On August 3, 2015, we completed the AMS Portfolio Acquisition. Total consideration was comprised of $1.600 billion in up-front cash plus related fees and expenses, and a potential additional $50 million payment in consideration based on 2016 sales. In connection with the AMS Portfolio Acquisition, we used approximately $750 million of our cash and cash equivalents on hand, approximately $750 million of our new unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020, and approximately $175 million in borrowings under our $300 million credit and security facility secured by our U.S. trade receivables. See Note F - Borrowings and Credit Arrangements for further details regarding the terms of our term loan and credit facilities.

The following provides a summary and description of our net cash inflows (outflows) for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
(in millions)	2015	2014
Cash provided by (used for) operating activities	$(137)	$483
Cash used for investing activities	(297)	(189)
Cash provided by (used for) financing activities	752	(154)

Operating Activities

During the first half of 2015, cash used for operating activities was $137 million, as compared to cash provided by operating activities of $483 million during the first half of 2014, a decrease of $620 million. This decrease was primarily due to $600 million of payments to Johnson & Johnson as a result of the settlement agreement signed on February 13, 2015 to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant. As a result of the settlement agreement, Johnson & Johnson agreed to dismiss permanently its action without acknowledgment of liability by Guidant. In exchange, Guidant agreed to make aggregate payments totaling $600 million to Johnson & Johnson. Under the terms of the agreement, Guidant agreed to pay Johnson & Johnson $300 million within 10 days of the date of the agreement and an additional $300 million within 60 days of the date of the agreement.

Investing Activities

During the first half of 2015, cash used for investing activities primarily included purchases of privately held equity securities of $140 million, purchases of property, plant and equipment of $92 million and payments for the acquisitions of businesses, net of cash acquired of $63 million. During the first half of 2014, cash used for investing activities primarily included purchases of property, plant and equipment for $124 million and payments for acquisitions of businesses, net of cash acquired of $72 million.

Financing Activities

Our cash flows from financing activities in the first half of 2015 reflect issuances and repayments of debt, payments of acquisition-related contingent consideration and proceeds from, and cash used to net share settle, stock issuances related to our equity incentive programs. Our cash flows from financing activities in the first half of 2014 reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, proceeds from, and cash used to net share settle, stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs.

Debt

We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. We had total debt of $5.112 billion as of June 30, 2015 and $4.262 billion as of December 31, 2014. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2015 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$—	$—	$250	$600	$—	$3,800	$4,650
Term Loan	—	80	80	240	—	—	400
	$—	$80	$330	$840	$—	$3,800	$5,050

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated the $2.000 billion revolving credit facility which matured in April 2017. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of June 30, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of June 30, 2015). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.5 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of June 30, 2015 or December 31, 2014.

	Covenant Requirement as of June 30, 2015	Actual as of June 30, 2015
Maximum leverage ratio (1)	3.5 times	2.3 times
Minimum interest coverage ratio (2)	3.0 times	6.6 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2015, we had $605 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of June 30, 2015, we had $1.668 billion of the combined legal and debt exclusion remaining.

In addition, the credit agreement provides that until the AMS Portfolio Acquisition is consummated, up to $1.000 billion of new indebtedness issued or incurred on or prior to the consummation of the acquisition to fund the acquisition will be excluded from the calculation of consolidated total debt. As of and through June 30, 2015, we were in compliance with the required covenants.

Term Loans

We had $400 million outstanding under an unsecured term loan facility (2013 Term Loan) as of June 30, 2015 and December 31, 2014. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2012 Facility up to its date of termination, and the 2015 Facility when in place on April 10, 2015. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2015 is 2.3 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of June 30, 2015 is 6.6 times. On April 10, 2015, the 2013 Term Loan credit agreement was amended to conform to similar financial covenants under the 2015 Facility.

Our 2015 Term Loan for $750 million was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.200 percent per year as of April 10, 2015). Such fee accrues from 60 days after April 10, 2015 through the date of funding of the term loan. The 2015 Term Loan requires quarterly principal payments of $38 million commencing on the first fiscal quarter ended after the date which is the second anniversary of the closing date of the AMS Portfolio Acquisition, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement contains covenants which, among other things, require that we maintain a minimum interest coverage ratio and a maximum leverage ratio substantially similar to the ratios in the 2015 Facility.

Interim Revolving Credit Facility

On April 10, 2015, we entered into a $250 million unsecured revolving credit facility (2015 Interim Facility). The availability of the 2015 Interim Facility was conditioned on the closing of the AMS Portfolio Acquisition. Eurodollar and multicurrency loans under the 2015 Interim Facility had interest at LIBOR plus an interest margin of between 0.90 percent and 1.525 percent based on our corporate credit ratings and consolidated leverage ratio. In addition, we were required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitment, regardless of usage, under the agreement (0.175 percent per year as of April 10, 2015). In accordance with the credit agreement, we terminated this facility on May 12, 2015 upon the completion of the offering of the new senior notes.

Senior Notes

We had senior notes outstanding of $4.650 billion as of June 30, 2015 and $3.800 billion as of December 31, 2014. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

In June 2015, we amended and extended our $300 million credit and security facility secured by our U.S. trade receivables to June 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with the 2015 Facility. The maximum leverage ratio requirement is 3.5 times and our actual leverage ratio as of June 30, 2015 is 2.3 times. We had no borrowings outstanding under this facility as of June 30, 2015 and December 31, 2014.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $389 million as of June 30, 2015. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $177 million of receivables as of June 30, 2015 at an average interest rate of 3.2 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectability issues related to our outstanding receivables. As of June 30, 2015, our net receivables in these countries greater than 180 days past due totaled $25 million, of which $12 million were past due greater than 365 days.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $172 million as of June 30, 2015). We de-recognized $128 million of notes receivable as of June 30, 2015 at an average interest rate of 1.7 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2015 we had outstanding letters of credit of $58 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2015 and December 31, 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of June 30, 2015 or December 31, 2014. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
Equity
During the first half of 2015 and 2014, we received $70 million and $33 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees. We did not repurchase any shares of our common stock during the second quarter or first half of 2015. We repurchased 10 million shares of our common stock during the first half of 2014 for $125 million, pursuant to our authorized repurchase programs. As of June 30, 2015, we had $535 million remaining authorization under our 2013 share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $53 million for the first half of 2015 and $53 million for the first half of 2014.
Contractual Obligations and Commitments

During the second quarter of 2015, we redeemed $1.000 billion of our outstanding senior notes, issued $1.850 billion of new senior notes, and entered into a new $750 million unsecured term loan facility. See Liquidity and Capital Resources and Note F - Borrowings and Credit Arrangements for further details regarding these transactions and the terms of our new senior notes and term loan. In addition, certain of our acquisitions involve the payment of contingent consideration. See Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2014 Annual Report filed on Form 10-K.
Legal Matters
For a discussion of our material legal proceedings see Note J - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2014 Annual Report on Form 10-K.
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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and six month periods ended June 30, 2015 and 2014, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Intangible asset impairment charges - This amount represents non-cash write-downs of certain intangible asset balances in the first half of 2014 and the second quarter of 2015. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition and divestiture-related net charges (credits) - These adjustments consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) purchased and/or funded in-process research and development expenses incurred outside of a business combination; (d) due diligence, other fees and exit costs; and (e) separation costs and gains primarily associated with the sale of our Neurovascular business in January 2011. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions and divestitures that can be highly variable and not representative of ongoing operations. Separation costs and gains on the sale of a business unit primarily represent those associated with the Neurovascular divestiture and are not representative of ongoing operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of intangible asset impairment charges; acquisition-, divestiture-, restructuring- or litigation-related charges or credits. These adjustments do not reflect expected ongoing operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Debt extinguishment charges - This item represents premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.0 billion of public senior notes during the second quarter of 2015. These adjustments are not expected to recur and do not reflect expected ongoing operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Pension termination charges - This item represents charges associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. These charges are not expected to recur after 2015 and do not reflect expected ongoing operating results. Accordingly, management has excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Revenue Growth Rates Excluding the Impact of Sales from Divested Businesses and/or Changes in Foreign Currency Exchange Rates

•
Sales from divested businesses are primarily associated with the Neurovascular divestiture and are not representative of ongoing operations. The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of sales from divested businesses and/or changes in foreign currency exchange rates for purposes of reviewing revenue growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
The ongoing impact on our business, including CRM and coronary stent businesses, of physician alignment to hospitals, governmental investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed, including with respect to the drug-eluting coronary stent market the average number of stents used per procedure, and average selling prices;

•	Competitive offerings and related declines in average selling prices for our products, particularly our drug-eluting coronary stent systems and our CRM products;

•
The performance of, and physician and patient confidence in, our products and technologies, including our coronary drug-eluting stent systems, CRM, and spinal cord stimulation products, or those of our competitors;

•
The impact and outcome of ongoing and future clinical trials, including coronary stent and CRM clinical trials, and market studies undertaken by us, our competitors or other third parties, or perceived product performance of our or our competitors' products;

•	Variations in clinical results, reliability or product performance of our and our competitors' products;

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-ICD® system and the acquisition and integration of the Interventional Division of Bayer AG and IoGyn, Inc. and the American Medical Systems male urology portfolio;

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

•
Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and processes and the ongoing inherent risk of potential physician advisories related to medical devices;

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2014 Restructuring plan, 2011 Restructuring plan as expanded, as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.113 billion as of June 30, 2015 and $4.648 billion as of December 31, 2014. We recorded $329 million of other assets and $27 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2015, as compared to $419 million of other assets and $36 million of other liabilities as of December 31, 2014. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $189 million as of June 30, 2015 and $210 million as of December 31, 2014. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $231 million as of June 30, 2015 and by $257 million as of December 31, 2014. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the first quarter of 2015. We had no interest rate derivative instruments outstanding as of June 30, 2015. As of June 30, 2015, $4.708 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 92 percent of our total debt.
Refer to Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements.

3.1	Restated By-laws of the Company (incorporated herein by reference to Exhibit 3.1, Current Report on Form 8-K dated September 18, 2011, File No. 1-11083).

3.2	Third Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).

4.1	2.850% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.2	3.375% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.3	3.850% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.4
Indenture dated as of May 29, 2013, between Boston Scientific Corporation and U.S. National Bank Association, as trustee (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3 (File No 333-188918) filed on May 29, 2013 and incorporated herein by reference).

10.1
Credit Agreement dated as of April 10, 2015 by and among Boston Scientific Corporation, the several lenders parties thereto, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 14, 2015, File No. 1-11083).

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2015.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer