Form 10-Q
period 2015-09-30
BOSTON SCIENTIFIC CORP
filed 2015-11-04
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 30, 2015
Common Stock, $.01 par value	1,345,195,041

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2015	2014	2015	2014

Net sales	$1,888	$1,846	$5,499	$5,493
Cost of products sold	539	550	1,600	1,651
Gross profit	1,349	1,296	3,899	3,842

Operating expenses:
Selling, general and administrative expenses	729	741	2,095	2,150
Research and development expenses	221	212	632	609
Royalty expense	17	21	53	86
Amortization expense	131	109	361	327
Intangible asset impairment charges	10	12	19	177
Contingent consideration expense (benefit)	40	(4)	86	(122)
Restructuring charges	7	2	16	37
Litigation-related charges (credits)	457	139	649	399
Pension termination charges	36	—	44	—
Gain on divestiture	—	—	—	(12)
	1,648	1,232	3,955	3,651
Operating income (loss)	(299)	64	(56)	191

Other income (expense):
Interest expense	(58)	(54)	(225)	(161)
Other, net	(10)	(7)	(31)	15
Income (loss) before income taxes	(367)	3	(312)	45
Income tax expense (benefit)	(169)	(40)	(215)	(135)
Net income (loss)	$(198)	$43	$(97)	$180

Net income (loss) per common share — basic	$(0.15)	$0.03	$(0.07)	$0.14
Net income (loss) per common share — assuming dilution	$(0.15)	$0.03	$(0.07)	$0.13

Weighted-average shares outstanding
Basic	1,344.0	1,325.5	1,339.7	1,323.5
Assuming dilution	1,344.0	1,347.6	1,339.7	1,347.3

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Net income (loss)	$(198)	$43	$(97)	$180
Other comprehensive income (loss):
Foreign currency translation adjustment	(12)	(15)	(42)	(23)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(27)	83	(42)	28
Net change in certain retirement plans, net of tax	16	—	21	(1)
Total other comprehensive income (loss)	(23)	68	(63)	4
Total comprehensive income (loss)	$(221)	$111	$(160)	$184

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
in millions, except share and per share data	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$350	$587
Trade accounts receivable, net	1,274	1,183
Inventories	1,086	946
Deferred and prepaid income taxes	367	447
Other current assets	385	443
Total current assets	3,462	3,606
Property, plant and equipment, net	1,479	1,507
Goodwill	6,468	5,898
Other intangible assets, net	6,228	5,606
Other long-term assets	578	425
TOTAL ASSETS	$18,215	$17,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$63	$403
Accounts payable	210	262
Accrued expenses	1,605	1,950
Other current liabilities	360	231
Total current liabilities	2,238	2,846
Long-term debt	5,796	3,859
Deferred income taxes	770	1,214
Other long-term liabilities	3,001	2,666

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding

Common stock, $.01 par value - authorized 2,000,000,000 shares - issued 1,592,429,606 shares as of September 30, 2015 and 1,575,018,236 shares as of December 31, 2014	16	16

Treasury stock, at cost - 247,566,270 shares as of September 30, 2015 and 247,566,270 shares as of December 31, 2014	(1,717)	(1,717)
Additional paid-in capital	16,815	16,703
Accumulated deficit	(8,785)	(8,689)
Accumulated other comprehensive income (loss), net of tax	81	144
Total stockholders’ equity	6,410	6,457
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,215	$17,042

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
in millions	2015	2014

Cash provided by (used for) operating activities	$271	$829

Investing activities:
Purchases of property, plant and equipment	(162)	(180)
Purchases of privately held securities	(209)	(6)
Purchases of notes receivable	(1)	(12)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	—	12
Payments for acquisitions of businesses, net of cash acquired	(1,642)	(487)
Payments for investments and acquisitions of certain technologies	(2)	(1)
Proceeds from business divestitures, net of costs	—	12

Cash provided by (used for) investing activities	(2,016)	(662)

Financing activities:
Payments on long-term borrowings	(1,000)	—
Proceeds from long-term borrowings, net of debt issuance costs	2,580	—
Payment of contingent consideration	(102)	(15)
Proceeds from borrowings on credit facilities	565	810
Payments on borrowings from credit facilities	(565)	(810)
Payments for acquisitions of treasury stock	—	(125)
Cash used to net share settle employee equity awards	(62)	(48)
Proceeds from issuances of shares of common stock	97	52

Cash provided by (used for) financing activities	1,513	(136)

Effect of foreign exchange rates on cash	(5)	(2)

Net increase (decrease) in cash and cash equivalents	(237)	29
Cash and cash equivalents at beginning of period	587	217
Cash and cash equivalents at end of period	$350	$246

Supplemental Information
Stock-based compensation expense	$79	$79
Fair value of contingent consideration recorded in purchase accounting	31	—

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2014 Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine month periods ended September 30, 2015. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note J - Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2015 Acquisitions

AMS Portfolio Acquisition

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS male urology portfolio is being integrated with our formerly named Urology and Women's Health business, and the joint businesses have become Urology and Pelvic Health. In addition, as part of the acquisition agreement, we made a $60 million Series B non-voting preferred stock investment in the women's health business of Endo Health Solutions, a wholly owned subsidiary of Endo International, plc., representing the remaining Women's Health business of the American Medical Systems' Portfolio.

Xlumena, Inc.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a medical device company that developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. The purchase agreement called for an upfront payment of $63 million, an additional payment of $13 million upon FDA clearance of the HOT AXIOS™ product, and further sales-based milestones based on sales achieved through 2018. We are in the process of integrating Xlumena into our Endoscopy business, and expect the integration to be substantially complete by the end of 2016.

Purchase Price Allocation

We accounted for these acquisitions as business combinations and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate preliminary purchase prices are as follows (in millions):

Cash, net of cash acquired, including amounts payable as of September 30, 2015	$1,659
Fair value of contingent consideration	31
$1,690

The following summarizes the aggregate preliminary purchase price allocation for the 2015 acquisitions as of September 30, 2015 (in millions):

Goodwill	$568
Amortizable intangible assets	992
Inventory	102
Property, Plant and Equipment	42
Other net assets	39
Deferred income taxes	(53)
$1,690

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$358	11-12	13.5% - 15%
Customer relationships	616	12	13.5%
Other intangible assets	18	13	13.5%
	$992

2014 Acquisitions

Interventional Business of Bayer AG

On August 29, 2014, we completed the acquisition of the Interventional Division of Bayer AG (Bayer), for total cash consideration of $414 million. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The transaction includes the AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used to remove plaque and thrombi from diseased arteries. We are in the process of integrating Bayer into our Peripheral Intervention and Interventional Cardiology businesses, and expect the integration to be substantially complete by the middle of 2016.
IoGyn, Inc.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). Prior to the acquisition, we held approximately 28 percent minority interest in IoGyn in addition to notes receivable of $8 million. Total consideration was comprised of a net cash payment of $65 million at closing to acquire the remaining 72 percent of IoGyn equity and repay outstanding debt. IoGyn developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. We have substantially completed the process of integrating the operations of the IoGyn business with our gynecological surgery business, which is part of our Urology and Pelvic Health business.

Purchase Price Allocation

We accounted for these acquisitions as business combinations and, in accordance with FASB ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate purchase prices are as follows (in millions):

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

The following summarizes the aggregate purchase price allocation for the 2014 acquisitions as of September 30, 2014 (in millions):

Goodwill	$210
Amortizable intangible assets	263
Inventory	23
Property, Plant and Equipment	17
Prepaid Transaction Service Agreements	5
Other net assets	(1)
Deferred income taxes	(7)
$510

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$233	10 - 14	14 - 18%
Customer relationships	29	10	18%
Other intangible assets	1	2	14%
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

Customer relationships represent the estimated fair value of non-contractual customer and distributor relationships. Customer relationships are direct relationships with physicians and hospitals performing procedures with the acquired products, and distributor relationships are relationships with third parties used to sell products, both as of the acquisition date. These relationships were valued separately from goodwill because there is a history and pattern of conducting business with customers and distributors. We used the income approach or the replacement cost and lost profits methodology to derive the fair value of the customer relationships. The customer relationships intangible assets are amortized on a straight-line basis over their assigned estimated useful lives.

Other intangible assets primarily include acquired tradenames. These tradenames include brand names that we expect to continue using in our product portfolio and related marketing materials. The tradenames are valued using a relief from royalty methodology and are amortized on a straight-line basis over their assigned estimated useful lives.

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

We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill. Goodwill was established due primarily to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies, and has been allocated to our reportable segments based on the relative expected benefit. Of the goodwill recorded, approximately $500 million, based on preliminary estimates, related to our 2015 acquisitions and approximately $150 million related to our 2014 acquisitions is deductible for tax purposes. See Note D - Goodwill and Other Intangible Assets for more information related to goodwill allocated to our reportable segments.

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

We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $40 million during the third quarter of 2015 and $86 million during the first nine months of 2015. We recorded net benefits of $4 million during the third quarter of 2014 and $122 million during the first nine months of 2014. We paid contingent consideration of $15 million during the third quarter of 2015 and $125 million during the first nine months of 2015. We made no payments of contingent consideration during the third quarter of 2014 and we made payments of $15 million during the first nine months of 2014.

Changes in the fair value of our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2014	$274
Amounts recorded related to new acquisitions	31
Other amounts recorded related to prior acquisitions	—
Net fair value adjustments	86
Payments made	(125)
Balance as of September 30, 2015	$266

As of September 30, 2015, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.893 billion.

Contingent consideration liabilities are re-measured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2015	Valuation Technique	Unobservable Input	Range
Revenue-based Payments	$84 million	Probability Weighted Discounted Cash Flow	Discount Rate	11.5% - 15%
			Projected Year of Payment	2015 - 2019
	$182 million	Monte Carlo	Revenue Volatility	11% - 20%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2015 - 2018

Increases or decreases in the fair value of our contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving milestones. Projected contingent payment amounts related to certain revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn-out period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

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

We are accounting for our investments in Preventice and Frankenman as equity method investments, in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. As of September 30, 2015, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $40 million, which represents amortizable intangible assets and corresponding deferred tax liabilities, and goodwill. During the three and nine months ended September 30, 2015, the net losses from our equity method adjustments, presented within the Other, net caption of our condensed consolidated statement of operations were de minimis.

We did not close any material strategic investments in the third quarter or first nine months of 2014.

NOTE C – DIVESTITURES AND PENSION TERMINATION

In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, an additional $10 million during 2012, $30 million during 2013 and the final amount due to us in 2014. At the time of divestiture, due to our continuing involvement in the operations of the Neurovascular business following the transaction, the divestiture did not meet the criteria for presentation as a discontinued operation. We recorded a gain of $12 million during the first nine months of 2014 associated with the Neurovascular divestiture.

Following our 2006 acquisition of Guidant Corporation, we sponsored the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The plan was partially frozen as of September 25, 1995 and completely frozen as of May 31, 2007, and was terminated effective December 1, 2014. During 2015, we finalized the termination process and settled the plan’s obligations, and as a result, we have recorded pension termination charges of $36 million and $44 million during the third quarter and first nine months of 2015.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of September 30, 2015 and December 31, 2014 are as follows:

	As of
	September 30, 2015		December 31, 2014
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,874	$(3,952)	$8,406	$(3,697)
Patents	519	(354)	519	(342)
Other intangible assets	1,512	(584)	875	(533)
	$10,905	$(4,890)	$9,800	$(4,572)
Unamortizable intangible assets
Goodwill	$16,368	$(9,900)	$15,798	$(9,900)
In-process research and development (IPR&D)	93	—	181	—
Technology-related	120	—	197	—
	$16,581	$(9,900)	$16,176	$(9,900)

During the third quarter of 2015, we reclassified approximately $77 million of core technology not previously subject to amortization to amortizable intangible assets due to projected changes in the market for this technology. We tested the intangible asset for impairment prior to this reclassification and determined that the asset was not impaired.

In addition, during the third quarter of 2015, we reclassified $1 million of IPR&D not previously subject to amortization to amortizable intangible assets, as a result of regulatory approvals, for a total of $77 million of IPR&D assets not previously subject to amortization reclassified as amortizable intangible assets during the first nine months of 2015. The IPR&D reclassified to amortizable intangible assets during the first nine months of 2015 primarily related to the receipt of FDA approval of the WATCHMAN® device.

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2014	$3,426	$290	$2,182	$5,898
Purchase price adjustments	—	2	—	2
Goodwill acquired	—	—	568	568
Balance as of September 30, 2015	$3,426	$292	$2,750	$6,468

Goodwill Impairment Testing

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

In the second quarter of 2015, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value. As a result of the 2015 annual goodwill impairment test, we identified our global Electrophysiology reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. As of the date of our annual goodwill impairment test, our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 28 percent and held $292 million of allocated goodwill. Also, as of the date of our annual goodwill impairment test, our global Cardiac Rhythm Management (CRM) reporting unit had excess fair value over carrying value of approximately 26 percent; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (WACC) rate applied are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, as of the date of our annual goodwill impairment test, keeping all other variables constant, a combined increase of 50 basis points in the WACC along with a simultaneous decrease of 150 basis points in the long term growth rate applied would require that we perform the second step of the goodwill impairment test for our global Electrophysiology reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill.

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

•	decreases in our forecasted profitability due to an inability to successfully implement and achieve timely and sustainable cost improvement measures consistent with our expectations;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

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

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses; and

•	increases in our market-participant risk-adjusted WACC, and increases in our market-participant tax rate, and/or changes in tax laws or macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in impairment charges.

The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2014	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of September 30, 2015	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

2015 Charges

During the third quarter of 2015, we performed our annual impairment test of all IPR&D projects and our indefinite-lived core technology assets. Indefinite-lived intangible assets are tested for impairment on an annual basis during the third quarter of each year, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2014 Annual Report on Form 10-K. In addition, as a result of revised estimates in conjunction with our annual operating plan, we performed an interim impairment test of certain definite-lived core technology associated with certain of our acquisitions. Based on the results of our testing, we recorded impairment charges of $10 million in the third quarter of 2015.

During the second quarter of 2015, in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test on certain of our IPR&D projects and core technology assets. Based on our impairment assessment, we recorded an impairment charge of $9 million in the second quarter of 2015.

2014 Charges

During the third quarter of 2014, we performed our annual impairment test of all IPR&D projects, and our indefinite-lived core technology assets. Based on the results of our annual test, we recorded total impairment charges of $4 million to write-down the balances of certain in-process projects to their fair value. In addition, as a result of revised estimates in conjunction with our annual operating plan, we performed an interim impairment test of core technology associated with certain of our acquisitions, and we recorded an impairment charge of $8 million, for a total of $12 million of impairment charges in the third quarter of 2014.

During the second quarter of 2014, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our IPR&D projects and core technology associated with certain of our acquisitions. Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded pre-tax impairment charges of $110 million in the second quarter of 2014. As a result of changes in our clinical strategy and lower estimates of the European and global hypertension markets, and the resulting amount of future revenue and cash flows associated with the technology acquired from Vessix Vascular Inc. (Vessix), we recorded impairment charges of $67 million related to technology intangible assets during the second quarter of 2014. In addition, in the second quarter of 2014, due to revised expectations and timing as a result of the announcement of a third FDA Circulatory System Devices Panel, we recorded impairment charges of $35 million related to the IPR&D intangible assets acquired from Atritech, Inc. (Atritech). We also recorded an additional $8 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired IPR&D projects.

During the first quarter of 2014, as a result of lower estimates of the resistant hypertension market following the announcement of data from a competitor's clinical trial, we performed an interim impairment test of our IPR&D projects and core technology associated with our acquisition of Vessix. The impairment assessments were based upon probability-weighted cash flows of potential future scenarios. Based on our impairment assessment, and lower expected future cash flows associated with our Vessix-related intangible assets, we recorded pre-tax impairment charges of $55 million in the first quarter of 2014 to write-down the balance of these intangible assets to their calculated fair value.

The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
Core Technology	September 30, 2015	$8 million	Income Approach -Excess Earnings Method	Discount Rate	10%
In-Process R&D	June 30, 2015	$6 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
In-Process R&D	September 30, 2014	$16 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
In-Process R&D	June 30, 2014	$83 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
Core Technology	June 30, 2014	$8 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	March 31, 2014	$6 million	Income Approach - Excess Earnings Method	Discount Rate	20%
Core Technology	March 31, 2014	$64 million	Income Approach - Excess Earnings Method	Discount Rate	15%

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

Currently or Previously Designated Foreign Currency Hedges

All of our designated currency hedge contracts outstanding as of September 30, 2015 and December 31, 2014 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments currently or previously designated as cash flow hedges outstanding in the contract amount of $1.517 billion as of September 30, 2015 and $2.178 billion as of December 31, 2014.

We recognized net gains of $54 million in earnings on our cash flow hedges during the third quarter of 2015 and $156 million for the first nine months of 2015, as compared to net gains of $25 million during the third quarter of 2014 and $68 million for the first nine months of 2014. All currency cash flow hedges outstanding as of September 30, 2015 mature within 36 months. As of September 30, 2015, $171 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $217 million as of December 31, 2014. As of September 30, 2015, $114 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

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

Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.947 billion as of September 30, 2015 and $2.470 billion as of December 31, 2014.

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

In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges. During the first quarter of 2015, we terminated these hedges and we received total proceeds of approximately $35 million, which included approximately $7 million of net accrued interest receivable. We assessed at inception, and re-assessed on an ongoing basis, whether the interest rate derivative contracts were highly effective in offsetting changes in the fair value of the hedged fixed-rate debt. We recognized no gains or losses in interest expense, related to fair value hedges, during the third quarter of 2015. During the first nine months of 2015, we recognized, in interest expense, an $8 million loss on our hedged debt and an $8 million gain on the related interest rate derivative contract. During the third quarter of 2014, we recognized, in interest expense, a $1 million gain on our hedged debt and a $1 million loss on the related interest rate derivative contract. During the first nine months of 2014, we recognized, in interest expense, a $17 million loss on our hedged debt and a $17 million gain on the related interest rate derivative contract.

During the second quarter of 2015, we entered into forward starting interest rate derivative contracts having a notional amount of $450 million to hedge interest rate risk associated with a planned issuance of fixed-rate senior notes, which we designated as cash flow hedges. These hedges were terminated during the second quarter at the time we issued the fixed-rate senior notes and we received total proceeds of approximately $11 million. We had no amounts outstanding under these hedges as of September 30, 2015. We assessed, at inception, and re-assessed, on an ongoing basis, whether the cash flow derivative contracts were highly effective in offsetting changes in interest rates. The gain on this derivative contract was recorded within accumulated other comprehensive income, and is being amortized into earnings as a credit to interest expense over the life of the related senior notes.

We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts designated as fair value hedges and forward starting interest rate derivative contracts and treasury locks designated as cash flow hedges upon termination into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $66 million as of September 30, 2015 and $45 million as of December 31, 2014, and unamortized losses of $1 million as of September 30, 2015 and $2 million as of December 31, 2014 related to the fixed-to-floating interest rate contracts that we terminated in prior periods. In addition, we had pre-tax net gains within AOCI related to terminated forward starting interest rate derivative contracts and treasury locks of $10 million as of September 30, 2015 and $2 million as of December 31, 2014. We recorded approximately $3 million during the third quarter of 2015 and $10 million during the first nine months of 2015 as a reduction to interest expense, resulting from the amortization of terminated interest rate derivative contracts. As of September 30, 2015, $13 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our terminated interest rate derivative contracts.

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

Fair Value of Derivative Instruments

The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the third quarter and first nine months of 2015 and 2014 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended September 30, 2015
Currency hedge contracts	$13	$54	Cost of products sold
	$13	$54
Three Months Ended September 30, 2014
Currency hedge contracts	$156	$25	Cost of products sold
	$156	$25
Nine Months Ended September 30, 2015
Currency hedge contracts	$81	$156	Cost of products sold
Interest rate derivative contracts	11	2	Interest Expense
	$92	$158
Nine Months Ended September 30, 2014
Currency hedge contracts	$115	$68	Cost of products sold
	$115	$68

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2015	2014	2015	2014
Gain (loss) on currency hedge contracts	Other, net	$32	$40	$46	$20
Gain (loss) on foreign currency transaction exposures	Other, net	(36)	(45)	(64)	(31)
Net foreign currency gain (loss)	Other, net	$(4)	$(5)	$(18)	$(11)

Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2015, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of September 30, 2015 and December 31, 2014:

		As of
		September 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2015	2014
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$152	$178
Currency hedge contracts	Other long-term assets	89	141
Interest rate contracts	Other current assets	—	3
Interest rate contracts	Other long-term assets	—	22
		241	344
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	49	100
Total Derivative Assets		$290	$444

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$1	$1
		1	1
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	29	35
Total Derivative Liabilities		$30	$36

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015				As of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$27	$—	$—	$27	$151	$—	$—	$151
Currency hedge contracts	—	290	—	290	—	419	—	419
Interest rate contracts	—	—	—	—	—	25	—	25
	$27	$290	$—	$317	$151	$444	$—	$595
Liabilities
Currency hedge contracts	$—	$30	$—	$30	$—	$36	$—	$36
Accrued contingent consideration	—	—	266	266	—	—	274	274
	$—	$30	$266	$296	$—	$36	$274	$310

Our investments in money market and government funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In addition to $27 million invested in money market and government funds as of September 30, 2015, we had $115 million in short-term time deposits and $208 million in interest bearing and non-interest bearing bank accounts. In addition to $151 million invested in money market and government funds as of December 31, 2014, we had $255 million in short-term deposits and $181 million in interest bearing and non-interest bearing bank accounts.

Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments in this Quarterly Report on Form 10-Q, for a discussion of the changes in the fair value of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $121 million as of September 30, 2015 and $27 million as of December 31, 2014.

We recorded $10 million of losses to adjust our intangible assets to their fair value during the third quarter of 2015 and $19 million of losses for the first nine months of 2015. We recorded $12 million of losses to adjust our intangible assets to their fair value during the third quarter of 2014 and $177 million of losses for the first nine months of 2014. Refer to Note D - Goodwill and Other Intangible Assets in this Quarterly Report on Form 10-Q, for further information related to these charges and significant unobservable inputs (Level 3).

The fair value of our outstanding debt obligations was $6.080 billion as of September 30, 2015 and $4.613 billion as of December 31, 2014, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements in this Quarterly Report on Form 10-Q, for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.859 billion as of September 30, 2015 and $4.262 billion as of December 31, 2014. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2015 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$—	$—	$250	$600	$—	$3,800	$4,650
Term loan	—	80	155	390	150	375	1,150
	$—	$80	$405	$990	$150	$4,175	$5,800

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of September 30, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of September 30, 2015). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.5 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of September 30, 2015 or December 31, 2014.

	Covenant Requirement as of September 30, 2015	Actual as of September 30, 2015
Maximum leverage ratio (1)	4.5 times	3.1 times
Minimum interest coverage ratio (2)	3.0 times	6.7 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2015, we had $584 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of September 30, 2015, we had $1.633 billion of the combined legal and debt exclusion remaining.

As of and through September 30, 2015, we were in compliance with the required covenants.

Term Loans

As of September 30, 2015, we had an aggregate of $1.150 billion outstanding under our unsecured term loan facilities and $400 million outstanding as of December 31, 2014. This includes $400 million outstanding under an unsecured term loan facility (2013 Term Loan) as of September 30, 2015 and December 31, 2014. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of September 30, 2015 is 3.1 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of September 30, 2015 is 6.7 times.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020. The 2015 Term Loan was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2017, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of September 30, 2015 is 3.1 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of September 30, 2015 is 6.7 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of September 30, 2015 and $3.800 billion as of December 31, 2014. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of September 30, 2015 is 3.1 times. We had no borrowings outstanding under this facility as of September 30, 2015 and December 31, 2014.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $387 million as of September 30, 2015. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $173 million of receivables as of September 30, 2015 at an average interest rate of 2.5 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectability issues related to our outstanding receivables. As of September 30, 2015, our net receivables in these countries greater than 180 days past due totaled $28 million, of which $13 million were past due greater than 365 days.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $176 million as of September 30, 2015). We de-recognized $135 million of notes receivable as of September 30, 2015 at an average interest rate of 1.7 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2015 we had outstanding letters of credit of $65 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2015 and December 31, 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2015 or December 31, 2014. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

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

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million, and approximately $235 million to $285 million of these charges are estimated to result in cash outlays, of which we have made payments of $159 million through September 30, 2015. We have recorded related costs of $204 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

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

We recorded net restructuring charges pursuant to our restructuring plans of $7 million in the third quarter of 2015, $2 million in the third quarter of 2014, $16 million in the first nine months of 2015 and $37 million in the first nine months of 2014. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $14 million in the third quarter of 2015, $15 million in the third quarter of 2014, $42 million in the first nine months of 2015 and $33 million in the first nine months of 2014.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended September 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$5	$—	$—	$2	$7
Restructuring-related expenses:
Cost of products sold	—	—	5	—	5
Selling, general and administrative expenses	—	1	—	8	9
	—	1	5	8	14
	$5	$1	$5	$10	$21

All charges incurred in the third quarter of 2015 are related to the 2014 Restructuring Plan.

Three Months Ended September 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$—	$—	$—	$2	$2
Restructuring-related expenses:
Cost of products sold	—	—	9	—	9
Selling, general and administrative expenses	—	1	—	5	6
	—	1	9	5	15
	$—	$1	$9	$7	$17

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring plan	$(1)	$1	$9	$7	$16
2011 Restructuring plan (including the Expansion)	1	—	—	—	1
	$—	$1	$9	$7	$17

Nine Months Ended September 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$13	$—	$—	$3	$16
Restructuring-related expenses:
Cost of products sold	—	—	20	—	20
Selling, general and administrative expenses	—	3	—	19	22
	—	3	20	19	42
	$13	$3	$20	$22	$58

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring plan	$17	$3	$20	$22	$62
2011 Restructuring plan (including the Expansion)	(4)	—	—	—	(4)
	$13	$3	$20	$22	$58

Nine Months Ended September 30, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$19	$—	$—	$18	$37
Restructuring-related expenses:
Cost of products sold	—	—	15	—	15
Selling, general and administrative expenses	—	3	—	15	18
	—	3	15	15	33
	$19	$3	$15	$33	$70

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring plan	$18	$3	$15	$30	$66
2011 Restructuring plan (including the Expansion)	1	—	—	3	4
	$19	$3	$15	$33	$70

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

As of September 30, 2015, we incurred cumulative restructuring charges related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) of $361 million and restructuring-related costs of $129 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Termination benefits	$86	$135	$221
Net loss (gain) on fixed asset disposals	—	(1)	(1)
Other	28	113	141
Total restructuring charges	114	247	361
Accelerated depreciation	8	5	13
Transfer costs	45	—	45
Other	37	34	71
Restructuring-related expenses	90	39	129
	$204	$286	$490

We made cash payments of $20 million in the third quarter of 2015 and $66 million in the first nine months of 2015 associated with our restructuring initiatives and as of September 30, 2015, we had made total cash payments of $446 million related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) since committing to each plan. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Three Months Ended September 30, 2015
Termination benefits	$6	$—	$6
Transfer costs	5	—	5
Other	9	—	9
	$20	$—	$20

Nine Months Ended September 30, 2015
Termination benefits	$24	$—	$24
Transfer costs	20	—	20
Other	22	—	22
	$66	$—	$66

Program to Date
Termination benefits	$55	$133	$188
Transfer costs	45	—	45
Other	59	154	213
	$159	$287	$446

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion), which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Accrued as of December 31, 2014	$39	$4	$43
Charges (credits)	17	(4)	13
Cash payments	(24)	—	(24)
Accrued as of September 30, 2015	$32	$—	$32

In addition to our accrual for termination benefits, we had a $5 million liability as of September 30, 2015 and a $6 million liability as of December 31, 2014 for other restructuring-related items.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2015	December 31, 2014
Accounts receivable	$1,390	$1,288
Less: allowance for doubtful accounts	(77)	(76)
Less: allowance for sales returns	(39)	(29)
	$1,274	$1,183

The following is a rollforward of our allowance for doubtful accounts for the third quarter and first nine months of 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$77	$80	$76	$81
Charges to expenses	3	—	11	4
Utilization of allowances	(3)	(5)	(10)	(10)
Ending balance	$77	$75	$77	$75

Inventories

	As of
(in millions)	September 30, 2015	December 31, 2014
Finished goods	$751	$649
Work-in-process	110	97
Raw materials	225	200
	$1,086	$946

Property, plant and equipment, net

	As of
(in millions)	September 30, 2015	December 31, 2014
Land	$87	$80
Buildings and improvements	965	944
Equipment, furniture and fixtures	2,787	2,633
Capital in progress	195	189
	4,034	3,846
Less: accumulated depreciation	2,555	2,339
	$1,479	$1,507

Depreciation expense was $68 million for the third quarter of 2015, $71 million for the third quarter of 2014, $198 million for the first nine months of 2015 and $205 million for the first nine months of 2014.

Accrued expenses

	As of
(in millions)	September 30, 2015	December 31, 2014
Legal reserves	$383	$694
Payroll and related liabilities	469	512
Accrued contingent consideration	164	158
Other	589	586
	$1,605	$1,950

Other long-term liabilities

	As of
(in millions)	September 30, 2015	December 31, 2014
Accrued income taxes	$1,287	$1,231
Legal reserves	1,176	883
Accrued contingent consideration	102	116
Other long-term liabilities	436	436
	$3,001	$2,666

Accrued warranties

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the substantial remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first nine months of 2015 and 2014 consisted of the following (in millions):

	Nine Months Ended September 30,
	2015	2014
Beginning Balance	$25	$28
Provision	11	6
Settlements/reversals	(11)	(9)
Ending Balance	$25	$25

NOTE I – INCOME TAXES

Our effective tax rates from continuing operations for the three months ended September 30, 2015 and September 30, 2014, were 45.9% and (1,343.2)%, respectively. For the first nine months of 2015 and 2014 our effective tax rates from continuing operations were 68.9% and (296.0)%, respectively. The change in our reported tax rate for the third quarter and first nine months of 2015, as compared to the same periods in 2014, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, litigation- and restructuring-related items, pension termination charges, debt extinguishment charges, as well as the impact of certain discrete tax items.

As of September 30, 2015, we had $1.086 billion of gross unrecognized tax benefits, of which a net $925 million, if recognized, would affect our effective tax rate. As of December 31, 2014, we had $1.047 billion of gross unrecognized tax benefits, of which a net $903 million, if recognized, would affect our effective tax rate.

We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. The total incremental tax liability asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing associated with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. In addition to the Notices of Deficiency, during 2014, we received a Revenue Agent Report from the IRS reflecting significant proposed audit adjustments to our 2008, 2009, and 2010 tax years based upon the same transfer pricing methodologies that the IRS applied to our 2001 through 2007 tax years.

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

No payments on the net assessments would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe our income tax reserves associated with these matters are adequate as of September 30, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $491 million accrued for gross interest and penalties as of September 30, 2015 and $443 million as of December 31, 2014. We recognized net tax expense related to interest and penalties of $11 million during the third quarter of 2015, $9 million during the third quarter of 2014, $32 million during the first nine months of 2015 and $28 million during the first nine months of 2014.

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

Our accrual for legal matters that are probable and estimable was $1.559 billion as of September 30, 2015 and $1.577 billion as of December 31, 2014, and includes estimated costs of settlement, damages and defense. We recorded $649 million of litigation-related charges during the first nine months of 2015 and $399 million of litigation-related charges during the first nine months of 2014. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2014 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed, Inc. and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. In August 2010, Cordis filed an amended complaint to add an additional patent and in September 2010, we filed counterclaims of invalidity and non-infringement. On October 26, 2011, the District Court granted Cordis' motion to add the Promus Element stent system to the case. On February 6, 2012, the District Court granted our motion to stay the action until the conclusion of the reexaminations against the Llanos patents that are pending in the U.S. Patent and Trademark Office. On February 27, 2015, the U.S. Patent and Trademark Office issued a decision in which certain claims of the Llanos patent were deemed unpatentable. On April 24, 2015, Cordis filed an appeal before the Federal Circuit.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On April 18, 2014, the case was stayed pending consideration of an interlocutory appeal. On September 16, 2014, the Court of Appeals for the Federal Circuit denied our request for an interlocutory appeal. On July 8, 2015, a jury found that our Express Stent family did not literally infringe a Jang patent, but that the stents infringed under the doctrine of equivalents. The court reserved judgment until the conclusion of further proceedings related to the doctrine of equivalents finding. On September 29, 2015, the court ruled that our Express Stent family did not infringe under the doctrine of equivalents and, on October 30, 2015, the court entered judgment in our favor.

On February 18, 2014, Atlas IP, LLC filed a complaint in the United States District Court for the Southern District of Florida alleging that the sale of our LATITUDE® Patient Management System and implantable devices that communicate with the LATITUDE® device infringe a patent owned by Atlas. On July 9, 2014, the District Court granted our motion to transfer venue to the United States District Court for the District of Minnesota. On January 12, 2015, Atlas dismissed its complaint. On September 22, 2015, Atlas IP LLC filed a complaint in Federal Court in Ottawa, Ontario, Canada alleging that the sale of our LATITUDE® Patient Management System and implantable devices that communicate with the LATITUDE® device infringe certain claims of a Canadian patent owned by Atlas.

On September 22, 2014, The Board of Trustees for the University of Alabama filed a complaint in the United States District Court for the Northern District of Alabama alleging that the sale of our cardiac resynchronization therapy devices infringe a patent owned by the University of Alabama. On August 21, 2015, the court ordered a stay pending our request for inter partes review of all claims related to the patent before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office.

On October 30, 2015, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation and Edwards Lifesciences Services GmbH in Düsseldorf District Court in Germany for patent infringement. We allege that Edwards’ SAPIEN 3 heart valve infringes our patent related to adaptive sealing technology.

Product Liability Litigation

As of November 2, 2015, there were over 30,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse pending against us. The cases are pending in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of four putative class actions, and fewer than 15 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. During April 2015, we entered into an initial master settlement agreement with certain plaintiffs’ counsel to settle 2,970 pending cases and claims, including the case in the District Court of Dallas County (TX) for which there is a judgment of approximately $35 million that is currently subject to appeal, for approximately $119 million. Subsequently, we entered into several additional master settlement agreements with certain plaintiffs’ counsel. As of November 2, 2015, we have entered into master settlement agreements to resolve an aggregate of over 6,000 cases and claims. Each master settlement agreement was entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing and provides that the settlement and the distribution of settlement funds to participating claimants are conditioned upon, among other things, achieving minimum required claimant participation thresholds. If the participation thresholds under a master settlement agreement are not satisfied, we may terminate that agreement. In addition, we continue to engage in discussions with various plaintiffs’ counsel regarding potential resolution of pending cases and claims

We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as with respect to the actions that have resulted in verdicts against us and the costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. While we continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims and intend to vigorously contest the cases and claims asserted against us; that do not settle, the final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Initial trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

On July 11, 2014, we were served with a subpoena from the U.S. Attorney for the District of New Jersey. The subpoena seeks information relating to BridgePoint Medical, Inc., which we acquired in October 2012, including information relating to its sale of CrossBoss® and Stingray® products, educational and training activities that relate to those sales and our acquisition of BridgePoint Medical. We are cooperating with this request. A qui tam complaint, originally filed under seal on April 22, 2014, was unsealed on August 20, 2015, along with a notice from the U.S. Attorney for the District of New Jersey that was declining to intervene in the lawsuit. The relator is a former Boston Scientific employee named Robin Levy. The complaint claims that we marketed the Chronic Total Occlusion (“CTO”) procedure as one requiring in-patient treatment and required purchases of coronary stents in order to receive training on the CTO procedure. The claims are both allegedly in violation of the federal, and various state, false claims acts. The complaint has not yet been served on us.

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

NOTE K – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2015		2014	2015		2014
Weighted average shares outstanding - basic	1,344.0		1,325.5	1,339.7		1,323.5
Net effect of common stock equivalents	—	*	22.1	—	*	23.8
Weighted average shares outstanding - assuming dilution	1,344.0		1,347.6	1,339.7		1,347.3

* We generated a net loss in the third quarter and first nine months of 2015. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 20.2 million and 21.5 million for the third quarter and first nine months of 2015, respectively, due to our net loss position in these periods.

Weighted average shares outstanding, assuming dilution, excludes the impact of two million stock options for the third quarter of 2015, 13 million stock options for the third quarter of 2014, two million stock options for the first nine months of 2015 and 13 million stock options for the first nine months of 2014, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.

We issued approximately three million shares of our common stock in the third quarter of 2015, two million shares of our common stock in the third quarter of 2014, 17 million shares of our common stock for the first nine months of 2015 and 13 million shares of our common stock for the first nine months of 2014, following the exercise or vesting of underlying stock options or deferred stock units, or purchases under our employee stock purchase plans. We did not repurchase any shares of our common stock during the third quarter of 2015 or 2014. We did not repurchase any shares of our common stock during the first nine months of 2015 and repurchased 10 million shares of our common stock during the first nine months of 2014 for approximately $125 million.

NOTE L – SEGMENT REPORTING

We have three reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg. Our reportable segments represent an aggregate of operating segments. Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency and sales from divested businesses. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We restate segment information for the prior period based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuation. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to intangible asset impairment charges; acquisition-, divestiture-, restructuring- and litigation-related charges and credits; pension termination charges; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2015	2014	2015	2014

Net sales
Interventional Cardiology	$551	$514	$1,659	$1,543
Peripheral Interventions	246	217	723	631
Cardiovascular	797	731	2,382	2,174

Cardiac Rhythm Management	483	482	1,456	1,441
Electrophysiology	61	54	182	167
Rhythm Management	544	536	1,638	1,608

Endoscopy	362	340	1,042	990
Urology and Pelvic Health	207	138	479	397
Neuromodulation	128	115	369	338
MedSurg	697	593	1,890	1,725
Net sales allocated to reportable segments	2,038	1,860	5,910	5,507
Sales generated from divested businesses	—	1	—	4
Impact of foreign currency fluctuations	(150)	(15)	(411)	(18)
	$1,888	$1,846	$5,499	$5,493

Income (loss) before income taxes
Cardiovascular	$249	$201	$732	$565
Rhythm Management	97	76	252	209
MedSurg	235	192	590	535
Operating income allocated to reportable segments	581	469	1,574	1,309
Corporate expenses and currency exchange	(145)	(90)	(334)	(205)
Intangible asset impairment charges; pension termination charges; acquisition-, divestiture-, restructuring-, and litigation-related net charges and credits	(604)	(206)	(935)	(586)
Amortization expense	(131)	(109)	(361)	(327)
Operating income (loss)	(299)	64	(56)	191
Other expense, net	(68)	(61)	(256)	(146)
Income (loss) before income taxes	$(367)	$3	$(312)	$45

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and nine month periods ended September 30, 2015 and September 30, 2014. Amounts in the chart below are presented net of tax.

Three Months Ended September 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of June 30, 2015	$(68)	$204	$(32)	$104
Other comprehensive income (loss) before reclassifications	(12)	8	—	(4)
Amounts reclassified from accumulated other comprehensive income	—	(35)	16	(19)
Net current-period other comprehensive income	(12)	(27)	16	(23)
Balance as of September 30, 2015	$(80)	$177	$(16)	$81

Three Months Ended September 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of June 30, 2014	$(24)	$86	$(20)	$42
Other comprehensive income (loss) before reclassifications	(15)	99	—	84
Amounts reclassified from accumulated other comprehensive income	—	(16)	—	(16)
Net current-period other comprehensive income	(15)	83	—	68
Balance as of September 30, 2014	$(39)	$169	$(20)	$110

Nine Months Ended September 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2014	$(38)	$219	$(37)	$144
Other comprehensive income (loss) before reclassifications	(42)	59	—	17
Amounts reclassified from accumulated other comprehensive income	—	(101)	21	(80)
Net current-period other comprehensive income	(42)	(42)	21	(63)
Balance as of September 30, 2015	$(80)	$177	$(16)	$81

Nine Months Ended September 30, 2014
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2013	$(16)	$141	$(19)	$106
Other comprehensive income (loss) before reclassifications	(23)	72	(1)	48
Amounts reclassified from accumulated other comprehensive income	—	(44)	—	(44)
Net current-period other comprehensive income	(23)	28	(1)	4
Balance as of September 30, 2014	$(39)	$169	$(20)	$110

The income tax impact of the amounts in other comprehensive income for unrealized gains and losses on derivative financial instruments before reclassifications was an expense of $5 million in the third quarter of 2015, an expense of $57 million in the third quarter of 2014, an expense of $33 million in the first nine months of 2015 and an expense of $42 million in the first nine months of 2014. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $19 million in the third quarter of 2015, $9 million in the third quarter of 2014, $57 million in the first nine months of 2015 and $25 million in the first nine months of 2014. Refer to Note E – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

The losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by income tax impacts of $14 million for the third quarter of 2015 and $17 million for the nine months ended September 30, 2015.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements. Unless otherwise discussed, we do not believe that the future adoption of recently issued standards will have an impact on our financial position or results of operation.

Standards Implemented

ASC Update No. 2014-08

In April 2014, the FASB issued ASC Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Update No. 2014-08 changed the criteria for reporting discontinued operations and enhanced convergence of the FASB's and the International Accounting Standard Board's (IASB) reporting requirements for discontinued operations. We were required to apply this amendment, prospectively to: (1) all disposals (or classifications as held for sale) of components of an entity that occurred within annual periods beginning on or after December 15, 2014 and interim periods within those years and (2) all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014 and interim periods within those years. We adopted Update No. 2014-08 beginning in our first quarter ended March 31, 2015. The adoption of Update No. 2014-08 did not impact our results of operations or financial position.

Standards to be Implemented

ASC Update No. 2014-09

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017. As such, the standard will be effective for us on January 1, 2018. Under the deferral, early application is still permitted but not before the original public organization effective date, which is for annual reporting periods beginning after December 15, 2016. We are in the process of determining the effect that the adoption of this standard will have on our financial position and results of operations.

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

ASC Update No. 2015-16

In September 2015, the FASB issued ASC Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. Update No. 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. Update No. 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. Update No. 2015-16 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-16 is not expected to have a material impact on our financial position or results of operations.

No other new accounting pronouncements, issued or effective, during the period had, or is expected to have, a material impact on our condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including heart, vascular, digestive, pulmonary, urological, pelvic health, and chronic pain conditions. We continue to innovate in these areas and are intent on extending our innovations into new geographies and high-growth adjacency markets.

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS male urology portfolio is being integrated with our formerly named Urology and Women's Health business, and the joint businesses have become Urology and Pelvic Health.

Financial Summary

Three Months Ended September 30, 2015

Our net sales for the third quarter of 2015 were $1.888 billion, as compared to net sales of $1.846 billion for the third quarter of 2014, an increase of $42 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $135 million on our third quarter 2015 net sales, as compared to the same period in the prior year, along with a decrease in net sales from divested businesses of $1 million, our net sales increased $178 million, or nine percent.1 This increase included net sales of approximately $80 million in the current period, but with no prior period related net sales, due to the acquisition of the Interventional Division of Bayer AG (Bayer) and the AMS Portfolio Acquisition. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss for the third quarter of 2015 was $198 million, or $(0.15) per share. Our reported results for the third quarter of 2015 included intangible asset impairment charges, acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, pension termination charges and amortization expense totaling $524 million (after-tax), or $0.39 per share. Excluding these items, net income for the third quarter of 2015 was $326 million, or $0.24 per share.1 Our reported net income for the third quarter of 2014 was $43 million, or $0.03 per share. Our reported results for the third quarter of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $230 million (after-tax), or $0.17 per share. Excluding these items, net income for the third quarter of 2014 was $273 million, or $0.20 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended September 30, 2015
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$(367)	$169	$(198)	$(0.15)
Non-GAAP adjustments:
Intangible asset impairment charges	10	(1)	9	0.01	*
Acquisition- and divestiture-related net charges	80	(12)	68	0.05	*
Restructuring and restructuring-related net charges	21	(3)	18	0.01	*
Litigation-related net charges	457	(165)	292	0.22	*
Pension termination charges	36	(13)	23	0.02	*
Amortization expense	131	(17)	114	0.08	*
Adjusted net income	$368	$(42)	$326	$0.24

*Assumes dilution of 20.2 million shares for the three months ended September 30, 2015 for all or a portion of these non-GAAP Adjustments

	Three Months Ended September 30, 2014
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$3	$40	$43	$0.03
Non-GAAP adjustments:
Intangible asset impairment charges	12	(2)	10	0.01
Acquisition- and divestiture-related net charges	38	(15)	23	0.02
Restructuring and restructuring-related net charges	17	(3)	14	0.01
Litigation-related net charges	139	(50)	89	0.06
Amortization expense	109	(15)	94	0.07
Adjusted net income	$318	$(45)	$273	$0.20

Cash provided by operating activities was $408 million in the third quarter of 2015, as compared to cash provided by operating activities of $346 million in the third quarter of 2014. As of September 30, 2015, we had total debt of $5.859 billion, cash and cash equivalents of $350 million and working capital of $1.224 billion. Refer to Liquidity and Capital Resources for further discussion.

Nine Months Ended September 30, 2015

Our net sales for the first nine months of 2015 were $5.499 billion, as compared to net sales of $5.493 billion for the first nine months of 2014, an increase of $6 million, or zero percent. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $393 million on our first nine months of 2015 net sales, as compared to the same period in the prior year, along with a decrease in net sales from divested businesses of $4 million, our net sales increased $403 million, or seven percent.1 The increase included net sales of approximately $143 million in the current period, but with no prior period related net sales, due to the acquisition of Bayer and the AMS Portfolio Acquisition. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss for the first nine months of 2015 was $97 million, or $(0.07) per share. Our reported results for the first nine months of 2015 included intangible asset impairment charges, acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, debt extinguishment charges, pension termination charges and amortization expense totaling $1.002 billion (after-tax), or $0.74 per share. Excluding these items, net income for the first nine months of 2015 was $905 million, or $0.67 per share.1 Our reported net income for the first nine months of 2014 was $180 million, or $0.13 per share. Our reported results for the first nine months of 2014 included intangible asset impairment charges, acquisition- and divestiture-related net credits, restructuring and restructuring-related net charges, litigation-related net charges, and amortization expense totaling $646 million (after-tax), or $0.48 per share. Excluding these items, net income for the first nine months of 2014 was $826 million, or $0.61 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Nine Months Ended September 30, 2015
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(312)	$215	$(97)	$(0.07)
Non-GAAP adjustments:
Intangible asset impairment charges	19	(3)	16	0.01	*
Acquisition- and divestiture-related net charges	169	(17)	152	0.11	*
Restructuring and restructuring-related net charges	58	(10)	48	0.04	*
Litigation-related net charges	649	(235)	414	0.31	*
Pension termination charges	44	(16)	28	0.02	*
Debt extinguishment charges	45	(16)	29	0.02	*
Amortization expense	361	(46)	315	0.23	*
Adjusted net income	$1,033	$(128)	$905	$0.67

*Assumes dilution of 21.5 million shares for the nine months ended September 30, 2015 for all or a portion of these non-GAAP Adjustments

	Nine Months Ended September 30, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$45	$135	$180	$0.13
Non-GAAP adjustments:
Intangible asset impairment charges	177	(27)	150	0.11
Acquisition- and divestiture-related net credits	(80)	(16)	(96)	(0.07)
Restructuring and restructuring-related net charges	70	(16)	54	0.04
Litigation-related net charges	399	(149)	250	0.19
Amortization expense	327	(39)	288	0.21
Adjusted net income	$938	$(112)	$826	$0.61

Cash provided by operating activities was $271 million in the first nine months of 2015, as compared to cash provided by operating activities of $829 million in the first nine months of 2014. The decrease was primarily due to litigation-related payments of $600 million during the first nine months of 2015.

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

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2015	2014

Interventional Cardiology	$500	$508	(2)%	7%
Peripheral Interventions	227	215	6%	13%
Cardiovascular	727	723	0%	9%
Cardiac Rhythm Management	451	480	(6)%	0%
Electrophysiology	57	54	6%	13%
Rhythm Management	508	534	(5)%	2%
Endoscopy	331	336	(1)%	7%
Urology and Pelvic Health	198	137	44%	50%
Neuromodulation	124	115	8%	11%
MedSurg	653	588	11%	17%

Subtotal Core Businesses	1,888	1,845	2%	9%

Divested Businesses	—	1	N/A %	N/A %

Worldwide	$1,888	$1,846	2%	9%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2015	2014

Interventional Cardiology	$1,510	$1,533	(2)%	7%
Peripheral Interventions	672	629	7%	15%
Cardiovascular	2,182	2,162	1%	9%
Cardiac Rhythm Management	1,367	1,443	(5)%	1%
Electrophysiology	172	168	2%	9%
Rhythm Management	1,539	1,611	(5)%	2%
Endoscopy	962	983	(2)%	6%
Urology and Pelvic Health	456	395	15%	21%
Neuromodulation	360	338	7%	8%
MedSurg	1,778	1,716	4%	10%

Subtotal Core Businesses	5,499	5,489	0%	7%

Divested Businesses	—	4	N/A %	N/A %

Worldwide	$5,499	$5,493	0%	7%

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

Our drug-eluting stent systems include our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System and our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System, both of which are designed to provide physicians with improved drug-eluting stent performance in treating patients with coronary artery disease. SYNERGY™ features an ultra-thin abluminal (outer) bioabsorbable polymer coating, while PREMIER™ features a unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We received FDA approval of the SYNERGY™ technology in October 2015 and expect Japanese regulatory approval in the first half of 2016.

Our structural heart product offerings include our Lotus™ Valve System, a device for transcatheter aortic valve replacement, and our WATCHMAN® device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. In October 2013, we received CE mark approval and launched the Lotus™ Valve System in Europe. In September 2014, we enrolled the first patient in the REPRISE III clinical trial, which marks the beginning of the process required to support FDA premarket approval for the LotusTM Valve System. Full trial enrollment is expected to be complete by the end of 2015. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE-mark countries and other international countries, as well as the U.S. following FDA approval in March 2015.

Worldwide net sales of our Interventional Cardiology products of $500 million represented 26 percent of our consolidated net sales for the third quarter of 2015. Our worldwide Interventional Cardiology net sales decreased $8 million, or two percent, in the third quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $45 million on our third quarter Interventional Cardiology net sales, as compared to the same period in the prior year, our Interventional Cardiology net sales increased $37 million, or seven percent.

Excluding the impact of foreign currency, the year-over-year increase in our worldwide Interventional Cardiology net sales was primarily related to sales of our WATCHMAN® device following the U.S. commercial launch during the first quarter of 2015 and our Lotus™ Valve System in Europe; along with operational growth in our other cardiology product lines, including our OptiCross™ Coronary Imaging Catheter; our iLab® Intravascular Ultrasound Imaging System and our Polaris® Imaging System; balloon catheters and our AngioJet™ Thrombectomy product offerings.

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

Worldwide net sales of our PI products of $227 million represented 12 percent of our consolidated net sales for the third quarter of 2015. Our worldwide PI net sales increased $12 million, or six percent, in the third quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $17 million on our third quarter PI net sales, as compared to the same period in the prior year, our PI net sales increased $29 million, or 13 percent. Excluding the impact of foreign currency, the year-over-year increase in worldwide PI net sales was primarily driven by revenues from Bayer, as well as growth in our core PI franchises, particularly our stent franchise following FDA approval and launch of our Innova™ Vascular self-expanding stent system in the U.S. and our drug-eluting product franchise.

On August 29, 2014, we completed the acquisition of Bayer for $414 million in cash. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The addition of Bayer's strong commercial organization and innovative technologies supports our strategy to provide a comprehensive portfolio of leading solutions to treat peripheral vascular disease. The transaction included the leading AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used in an innovative and fast-growing therapy to remove plaque and thrombi from diseased arteries.

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

Worldwide net sales of our CRM products of $451 million represented 24 percent of our consolidated net sales for the third quarter of 2015. Our worldwide CRM net sales decreased $29 million, or six percent, in the third quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $30 million on our third quarter CRM net sales, as compared to the same period in the prior year, our CRM net sales increased $1 million, or zero percent. The flat year-over-year CRM net sales were primarily driven by declines in our core defibrillator and cardiac resynchronization therapy defibrillator (CRT-D) replacement procedures. These declines were largely offset by growth in our S-ICD® net sales following the launch of our Emblem S-ICD® in Europe and the U.S. during the second and third quarters of 2015, as well as growth in our International CRM business as we are increasing market share following recent product launches.

The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2015			September 30, 2014
	U.S.	International	Total	U.S.	International	Total
Defibrillator systems	$216	$110	$326	$222	$126	$348
Pacemaker systems	63	62	125	64	68	132
CRM products	$279	$172	$451	$286	$194	$480

In February 2014, our European business initiated the full launch of our new X4 line of quadripolar CRT-D systems, including the AUTOGEN™ X4, DYNAGEN™ X4, and INOGEN™ X4 CRT-Ds, a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. In addition, in April 2014, we received FDA approval for the DYNAGEN™ MINI and INOGEN™ MINI ICDs, the smallest fully-powered standard longevity ICD on the market, as well as the DYNAGEN™ X4 and INOGEN™ X4 CRT-Ds. In addition, our new EL (extended longevity) line of ICDs, was launched in the U.S. in the first quarter of 2015. We also completed U.S. Phase I enrollment in our Acuity X4 quadripolar LV lead clinical trial in the fourth quarter of 2014. We expect FDA approval of this lead in the first half of 2016. We initiated the full launch of our new X4 quadripolar CRT-D systems in Japan and Australia in the first quarter of 2015.

Further, we believe our S-ICD® System is a differentiated technology, and following its U.S. launch in 2013, we have seen strong physician and patient interest. We received both U.S. and European approval of the Emblem S-ICD® System in the first quarter of 2015, a next generation S-ICD® System that is smaller in size and offers improved battery longevity and remote monitoring capabilities. We commenced a full launch of the Emblem S-ICD® System in Europe during the second quarter of 2015 and in the U.S. during the third quarter of 2015. We expect Japanese regulatory approval of the Emblem S-ICD® System in the first half of 2016.

Our global pacemaker revenue increased on a constant currency basis due to the continued adoption of the ACCOLADE™ family of pacemakers and cardiac resynchronization therapy pacemakers, and the Ingevity™ MRI pacing lead in many international markets. We are encouraged by physician feedback on our next generation Ingevity™ family of MRI compatible pacing leads in select international markets. Ingevity™ MRI pacing leads are part of the ImageReady™ MRI-conditional pacemaker system, which includes VITALIO™ MRI, FORMIO™ MRI, ADVANTIO™ MRI and INGENIO™ MRI pulse generators. When used with the LATITUDE™ NXT Patient Management System, these devices wirelessly monitor patients for conditions such as atrial arrhythmias. During the second half of 2014, we also received FDA approval of our new ACCOLADE™ family of pacemakers and cardiac resynchronization therapy pacemakers, including an X4 quadripolar CRT-P header design. We initiated the full U.S. and European launches of this new technology in the first quarter of 2015. We have experienced strong U.S. and Europe demand for our Visionist™ & Valitude™ X4 quadripolar CRT-P device.

Electrophysiology

Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance and responsiveness, and the RhythmiaTM Mapping System, a next-generation, catheter-based, 3D cardiac mapping and navigation solution designed to help diagnose and treat a variety of arrhythmias.

Worldwide net sales of our Electrophysiology products of $57 million represented three percent of our consolidated net sales for the third quarter of 2015. Our worldwide Electrophysiology net sales increased $3 million, or six percent, in the third quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $4 million on our third quarter Electrophysiology net sales, as compared to the same period in the prior year, our Electrophysiology net sales increased $7 million, or 13 percent, primarily due to increased sales of our Rhythmia™ Mapping System.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the gastrointestinal and pulmonary space.

Worldwide net sales of our Endoscopy products of $331 million represented 18 percent of our consolidated net sales for the third quarter of 2015. Our worldwide Endoscopy net sales decreased $5 million, or one percent, in the third quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $27 million on our third quarter Endoscopy net sales, as compared to the same period in the prior year, our Endoscopy net sales increased $22 million, or seven percent. Excluding the impact of foreign currency, the increase in net sales was primarily driven by growth across several of our key product franchises, including our biliary device franchise with the launch of SpyGlass™ DS Direct Visualization System, our metal stent franchise driven by our Biliary WallFlex® product family, and our Biopsy and Polypectomy franchises, featuring our industry leading products such as forceps and snares.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a medical device company that developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions. Worldwide net sales of our Urology and Pelvic Health products of $198 million represented 10 percent of our consolidated net sales for the third quarter of 2015. Urology and Pelvic Health net sales increased $61 million, or 44 percent, in the third quarter of 2015, as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $8 million on our third quarter Urology and Pelvic Health net sales, as compared to the same period in the prior year, our Urology and Pelvic Health net sales increased $69 million, or 50 percent. Excluding the impact of foreign currency, the increase in worldwide Urology and Pelvic Health net sales was primarily attributable to revenue of approximately $57 million related to the AMS Portfolio Acquisition along with growth across all of our other global franchises.

On August 3, 2015, we completed the AMS Portfolio Acquisition, which includes the men's health and prostate health businesses, from Endo International plc for $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS Portfolio Acquisition includes the procurement of leading products for the treatment of a variety of urologic conditions, including the minimally invasive GreenLight XPS™ and HPS™ Laser Therapy Systems for treating benign prostatic hyperplasia, the AMS 700™ Inflatable Penile Prosthesis for treating erectile dysfunction, and the AMS 800™ Urinary Control System for treating male stress urinary incontinence. We are in the process of integrating the AMS male urology portfolio into our company. The AMS male urology portfolio is being combined with our Urology and Women's Health business and the joint businesses have become Urology and Pelvic Health.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). IoGyn developed the SymphionTM System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system, and in October 2014, we launched the system in the United States.

Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion on our recent acquisitions.

Neuromodulation

Our Neuromodulation business offers the Precision™ and Precision Spectra™ Spinal Cord Stimulator Systems, used for the management of chronic pain. The Precision Spectra System is the world's first and only spinal cord stimulation (SCS) system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. Additionally, in June 2015, we launched the Precision Novi™ SCS System in Europe. The Precision Novi™ System offers patients and physicians the smallest 16-contact high capacity primary cell (PC), also referred to as non-rechargeable, device for the treatment of chronic pain. We also have CE mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. In September 2015, we gained CE mark approvals for the Vercise™ PC DBS System with its Navigator™ programming software. The system allows for programming flexibility, designed to treat a greater range of patients throughout their disease progression. In addition, we received CE mark and launched the only commercially available Directional Lead powered by current steering.  The Directional Lead uses multi-directional stimulation for greater precision, intended to minimize side effects for patients.  We are currently in U.S. pivotal trial with our Vercise™ DBS System for the treatment of Parkinson’s disease.

Worldwide net sales of our Neuromodulation products of $124 million represented seven percent of our consolidated net sales for the third quarter of 2015. Our worldwide Neuromodulation net sales increased $9 million, or eight percent, in the third quarter of 2015, as compared the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, which had a negative impact of $4 million on our third quarter Neuromodulation net sales, as compared to the same period in the prior year, our Neuromodulation net sales increased $13 million, or 11 percent. Excluding the impact of foreign currency, the year-over-year increase was primarily driven by share gains from our CoverEdge™ 32-contact Paddle Lead and continued adoption of the Precision Spectra™ Spinal Cord Stimulator System in the U.S. and increased net sales in Europe driven by our Vercise™ DBS System and sales of Precision Novi™.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our 2014 Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately 10 percent of our consolidated net sales in the third quarter of 2015 and 2014.

Gross Profit

Our gross profit was $1.349 billion for the third quarter of 2015, $1.296 billion for the third quarter of 2014, $3.899 billion for the first nine months of 2015 and $3.842 billion for the first nine months of 2014. As a percentage of net sales, our gross profit increased to 71.5 percent in the third quarter of 2015, as compared to 70.2 percent in the third quarter of 2014 and increased to 70.9 percent in the first nine months of 2015, as compared to 69.9 percent in the first nine months of 2014. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2014	70.2%	69.9%
Manufacturing cost reductions	2.1	1.9
Sales pricing and mix	(0.4)	(1.0)
Inventory step-up due to acquisition accounting	(0.7)	(0.3)
Net impact of foreign currency	0.3	0.7
All other, including other inventory charges and other period expense	—	(0.3)
Gross profit margin - period ended September 30, 2015	71.5%	70.9%

The primary factor contributing to the increase in our gross profit margin during the third quarter and first nine months of 2015, as compared to the same periods in 2014, was the positive impact of cost reductions as a result of our restructuring and other process improvement programs. Partially offsetting these factors was the negative impact of pricing related primarily to sales of our drug-eluting stent and CRM products, as well as changes in the mix of our product sales. In addition, in connection with the accounting for the AMS Portfolio acquisition, we wrote up acquired inventory from manufacturing cost to fair value. The step-up in value is amortized through gross profit over an average estimated inventory turnover period. In the third quarter of 2015, we recorded charges of $14 million associated with the step-up.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	729	38.6%	741	40.1%	2,095	38.1%	2,150	39.1%
Research and development expenses	221	11.7%	212	11.5%	632	11.5%	609	11.1%
Royalty expense	17	0.9%	21	1.1%	53	1.0%	86	1.6%

Selling, General and Administrative (SG&A) Expenses

In the third quarter of 2015, our SG&A expenses decreased $12 million, or two percent, as compared to the third quarter of 2014, and were 150 basis points lower as a percentage of net sales. In the first nine months of 2015, our SG&A expenses decreased $55 million, or three percent, as compared to the first nine months of 2014, and were 100 basis points lower as a percentage of net sales. The decrease in SG&A was primarily driven by declines in spending as a result of our restructuring and other cost reduction initiatives.

Research and Development (R&D) Expenses

In the third quarter of 2015, our R&D expenses increased $9 million, or four percent, as compared to the third quarter of 2014, and were 20 basis points higher as a percentage of net sales. In the first nine months of 2015, our R&D expenses increased $23 million, or four percent, as compared to the first nine months of 2014, and were 40 basis points higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the third quarter of 2015, our royalty expense decreased $4 million, or 19 percent, as compared to the third quarter of 2014, and was 20 basis points lower as a percentage of net sales. In the first nine months of 2015, our royalty expense decreased $33 million, or 38 percent, as compared to the first nine months of 2014, and was 60 basis points lower as a percentage of net sales. This decrease relates primarily to a renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure.

Amortization Expense

Our amortization expense was $131 million in the third quarter of 2015, as compared to $109 million in the third quarter of 2014, and $361 million in the first nine months of 2015, as compared to $327 million in the first nine months of 2014. This increase was primarily due to amortizable intangible assets acquired or other intangible assets that began amortizing during the fourth quarter of 2014 and first nine months of 2015. Amortization expense is excluded by management for purposes of evaluating operating performance and assessing liquidity.

Intangible Asset Impairment Charges

We incurred intangible asset impairment charges, including charges for impairments of in-process research and development, of $10 million during the third quarter of 2015, $12 million during the third quarter of 2014, $19 million in the first nine months of 2015, and $177 million in the first nine months of 2014.

Refer to Note D - Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our intangible asset impairment charges. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.

Contingent Consideration Expense

We recorded net expenses of $40 million and $86 million during the third quarter and first nine months of 2015, respectively, and net benefits of $4 million and $122 million during the third quarter and first nine months of 2014, respectively, related to the change in fair value of our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring Charges and Restructuring-related Activities

We have one active restructuring program, our 2014 Restructuring plan, which was approved on October 22, 2013. We estimate that the 2014 Restructuring plan will reduce our gross annual expenses by approximately $175 million to $225 million exiting 2016, and we expect a substantial portion of the savings to be reinvested in growth initiatives. We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $250 million to $300 million, of which approximately $235 million to $285 million is expected to result in future cash outlays. We have recorded costs of $204 million since the inception of the 2014 Restructuring plan, and we expect to substantially complete activities under the plan by the end of 2015, with the exception of certain actions associated with our Plant Network Optimization strategy, which we expect to complete by the end of 2016.

We recorded restructuring charges pursuant to our restructuring plans of $7 million in the third quarter of 2015, $2 million in the third quarter of 2014, $16 million during the first nine months of 2015 and $37 million during the first nine months of 2014. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $14 million in the third quarter of 2015, $15 million in the third quarter of 2014, $42 million in the first nine months of 2015 and $33 million in the first nine months of 2014. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

We made cash payments of $66 million during the first nine months of 2015 and $80 million during the first nine months of 2014, associated with our restructuring initiatives.

Refer to Note G - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related charges and credits

We recorded litigation-related net charges of $457 million in the third quarter of 2015 and net charges of $649 million in the first nine months of 2015. We recorded litigation-related net charges of $139 million in the third quarter of 2014 and $399 million in the first nine months of 2014. Litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note J – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Pension termination charges

We recorded pension termination charges of $36 million and $44 million during the third quarter and first nine months of 2015, respectively, which are associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. No pension termination charges were recorded during the first nine months of 2014. We do not expect to incur any additional charges in the future related to the termination of the Guidant Retirement Plan. The pension termination charges are excluded by management for purposes of evaluating operating performance.

Gain on divestiture

In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We recorded a gain of $12 million in the first nine months of 2014 related to this divestiture. Divestiture-related gains or charges are excluded by management for purposes of evaluating operating performance.

Interest Expense

Our interest expense was $58 million in the third quarter of 2015 and $225 million during the first nine months of 2015, as compared to $54 million in the third quarter of 2014 and $161 million during the first nine months of 2014. The increase primarily relates to the re-financing of our senior notes and pre-funding a portion of the AMS portfolio acquisition, along with a pre-tax charge of approximately $45 million associated with debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.000 billion of debt during the second quarter of 2015. Debt extinguishment charges are excluded by management for purposes of evaluating operating performance. Our average borrowing rate was 3.9 percent in the third quarter of 2015 and 5.7 percent in the first nine months of 2015 and 4.7 percent the third quarter of 2014 and 4.8 percent in the first nine months of 2014. Refer to Liquidity and Capital Resources and Note E - Fair Value Measurements and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

Our other, net reflected expense of $10 million and $7 million in the third quarter of 2015 and 2014, respectively. During the first nine months of 2015 and 2014, our other, net reflected expense of $31 million and income of $15 million, respectively. The following are the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2015	2014	2015	2014
Interest income	$1	$1	$2	$3
Foreign currency losses	(4)	(5)	(18)	(11)
Net gains (losses) on investments	(5)	(2)	(6)	27
Other income (expense), net	(2)	(1)	(9)	(4)
	$(10)	$(7)	$(31)	$15

During the first nine months of 2014, we recognized gains of $19 million associated with the acquisition of IoGyn, Inc. related to previously held investments. The acquisition-related gains from previously held investments are excluded by management for purposes of evaluating operating performance. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding the IoGyn acquisition.

Tax Rate

Our effective tax rates from continuing operations for the three months ended September 30, 2015 and September 30, 2014, were 45.9% and (1,343.2)%, respectively. For the first nine months of 2015 and 2014 our effective tax rates from continuing operations were 68.9% and (296.0)%, respectively. The change in our reported tax rate for the third quarter and first nine months of 2015, as compared to the same periods in 2014, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition- related items, litigation- and restructuring-related items, pension termination charges, and debt extinguishment charges, as well as the impact of certain discrete tax items.

During 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. We disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of September 30, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. Also, in connection with the IRS issues, a number of agreed adjustments were contained in the IRS report. However, no tax was paid on these amounts as there are outstanding tax receivables from the IRS that are currently being withheld due to the pending U.S. Tax Court case.

Refer to Note I – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three and nine month periods ended September 30, 2015, there were no material changes to the application of critical accounting policies and estimates as described in our 2014 Annual Report on Form 10-K.

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

For our 2015 and 2014 annual impairment assessment we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation.

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

In the second quarter of 2015, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value. As a result of the 2015 annual goodwill impairment test, we identified our global Electrophysiology reporting unit as being at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. As of the date of our annual goodwill impairment test, our global Electrophysiology reporting unit had excess fair value over carrying value of approximately 28 percent and held $292 million of allocated goodwill. Our global Cardiac Rhythm Management (CRM) reporting unit had excess fair value over carrying value of approximately 26 percent; however, due to goodwill impairment charges in prior years, no goodwill remains within our CRM reporting unit. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units.

Refer to Note D - Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our annual goodwill impairment test performed in the second quarter of 2015.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations and access to capital markets and our revolving credit facility will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, fund possible mergers and/or acquisitions and service our existing debt for the next twelve months. As of September 30, 2015, we had $350 million of cash and cash equivalents on hand, comprised of $27 million invested in money market and government funds, $115 million invested in short-term time deposits, and $208 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.

On August 3, 2015, we completed the AMS Portfolio Acquisition. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million payment in consideration based on 2016 sales. To fund the AMS Portfolio Acquisition, we used approximately $750 million of our cash and cash equivalents on hand, approximately $750 million of our new unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020, and we funded the remaining portion through borrowings under our $300 million credit and security facility secured by our U.S. trade receivables. See Note F - Borrowings and Credit Arrangements for further details regarding the terms of our term loan and credit facilities.

The following provides a summary and description of our net cash inflows (outflows) for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
(in millions)	2015	2014
Cash provided by (used for) operating activities	$271	$829
Cash used for investing activities	(2,016)	(662)
Cash provided by (used for) financing activities	1,513	(136)

Operating Activities

During the first nine months of 2015, cash provided by operating activities was $271 million, as compared to cash provided by operating activities of $829 million during the first nine months of 2014, a decrease of $558 million. This decrease was primarily due to $600 million of payments to Johnson & Johnson as a result of the settlement agreement signed on February 13, 2015 to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant in 2006. As a result of the settlement agreement, Johnson & Johnson agreed to dismiss permanently its action without acknowledgment of liability by Guidant. In exchange, Guidant agreed to make aggregate payments totaling $600 million to Johnson & Johnson. Under the terms of the agreement, Guidant agreed to pay Johnson & Johnson $300 million within 10 days of the date of the agreement and an additional $300 million within 60 days of the date of the agreement.

Investing Activities

During the first nine months of 2015, cash used for investing activities primarily included payments of $1.642 billion for the AMS portfolio acquisition and the acquisition of Xlumena, both net of cash acquired. Cash used for investing activities also included purchases of privately held equity securities of $209 million and purchases of property, plant and equipment of $162 million. During the first nine months of 2014, cash used for investing activities included payments of $487 million for the acquisitions of IoGyn and Bayer, net of cash acquired. Cash used for investing activities also included purchases of property, plant and equipment for $180 million. This was partially offset by proceeds related to our divested businesses of $12 million.

Financing Activities

Our cash flows from financing activities in the first nine months of 2015 reflect issuances and repayments of debt, payments of acquisition-related contingent consideration and proceeds from, and cash used to net share settle, stock issuances related to our equity incentive programs. Our cash flows from financing activities in the first nine months of 2014 reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, proceeds from, and cash used to net share settle, stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs.

Debt

We had total debt of $5.859 billion as of September 30, 2015 and $4.262 billion as of December 31, 2014. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2015 is as follows:

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$—	$—	$250	$600	$—	$3,800	$4,650
Term Loan	—	80	155	390	150	375	1,150
	$—	$80	$405	$990	$150	$4,175	$5,800

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of September 30, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of September 30, 2015). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.5 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of September 30, 2015 or December 31, 2014.

	Covenant Requirement as of September 30, 2015	Actual as of September 30, 2015
Maximum leverage ratio (1)	4.5 times	3.1 times
Minimum interest coverage ratio (2)	3.0 times	6.7 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2015, we had $584 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of September 30, 2015, we had $1.633 billion of the combined legal and debt exclusion remaining.

As of and through September 30, 2015, we were in compliance with the required covenants.

Term Loans

As of September 30, 2015, we had an aggregate of $1.150 billion outstanding under our unsecured term loan facilities and $400 million outstanding as of December 31, 2014. This includes $400 million outstanding under an unsecured term loan facility (2013 Term Loan) as of September 30, 2015 and December 31, 2014. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The term loan borrowings are payable over a five-year period, with quarterly principal payments of $20 million commencing in the first quarter of 2016 and the remaining principal amount due at the final maturity date in August 2018, and are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of September 30, 2015 is 3.1 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of September 30, 2015 is 6.7 times.

Our 2015 Term Loan for $750 million was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2017, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of September 30, 2015 is 3.1 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of September 30, 2015 is 6.7 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of September 30, 2015 and $3.800 billion as of December 31, 2014. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of September 30, 2015 is 3.1 times. We had no borrowings outstanding under this facility as of September 30, 2015 and December 31, 2014.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $387 million as of September 30, 2015. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $173 million of receivables as of September 30, 2015 at an average interest rate of 2.5 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent. Within Italy, Spain, Portugal and Greece, the number of days our receivables are outstanding has remained above historical levels. We believe we have adequate allowances for doubtful accounts related to our Italy, Spain, Portugal and Greece accounts receivable; however, we continue to monitor the European economic environment for any collectability issues related to our outstanding receivables. As of September 30, 2015, our net receivables in these countries greater than 180 days past due totaled $28 million, of which $13 million were past due greater than 365 days.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $176 million as of September 30, 2015). We de-recognized $135 million of notes receivable as of September 30, 2015 at an average interest rate of 1.7 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2015 we had outstanding letters of credit of $65 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2015 and December 31, 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2015 or December 31, 2014. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
Equity
During the first nine months of 2015 and 2014, we received $97 million and $52 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees. We did not repurchase any shares of our common stock during the first nine months of 2015. We repurchased 10 million shares of our common stock during the first nine months of 2014 for $125 million, pursuant to our authorized repurchase programs. As of September 30, 2015, we had $535 million remaining authorization under our 2013 share repurchase program.
Stock-based compensation expense related to our stock ownership plans was approximately $79 million for the first nine months of 2015 and $79 million for the first nine months of 2014.
Contractual Obligations and Commitments

During the first nine months of 2015, we redeemed $1.000 billion of our outstanding senior notes, issued $1.850 billion of new senior notes, and entered into a new $750 million unsecured term loan facility. See Liquidity and Capital Resources and Note F - Borrowings and Credit Arrangements for further details regarding these transactions and the terms of our new senior notes and term loan. In addition, certain of our acquisitions involve the payment of contingent consideration. See Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2014 Annual Report filed on Form 10-K.
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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and nine month periods ended September 30, 2015 and 2014, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Intangible asset impairment charges - This amount represents non-cash write-downs of certain intangible asset balances in the first nine months of 2015 and 2014. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

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

•
The volatility of the coronary stent market and our ability to increase our drug-eluting stent systems net sales, including with respect to our SYNERGY™, Promus PREMIER™ and PROMUS® Element™ stent systems, and capture market share;

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

•
The impact and outcome of ongoing and future clinical trials, including Interventional Cardiology and CRM clinical trials, and market studies undertaken by us, our competitors or other third parties, or perceived product performance of our or our competitors' products;

•	Variations in clinical results, reliability or product performance of our and our competitors' products;

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-ICD® system and the acquisition and integration of the Interventional Division of Bayer AG and Xlumena, Inc. and the American Medical Systems male urology portfolio;

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

Rule 10b5-1 Trading Plans by Executive Officers

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy (a Rule 10b5-1 Trading Plan). A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of deferred stock units. These plans are entered into at a time when the person is not in possession of material non-public information about Boston Scientific Corporation.

On August 12, 2015, Kevin J. Ballinger, our Senior Vice President and President, Interventional Cardiology, entered into a Rule 10b5-1 Trading Plan. Mr. Ballinger’s plan covers the sale of up to 32,819 shares of our stock held by him and the sale of shares of our stock to be acquired upon (A) exercise of up to 189,929 stock options, (B) vesting of deferred stock units representing 11,633 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting) and (C) vesting of the 2013 Free Cash Flow Performance Share Units (the amount to be sold will be the total amount of shares issued net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Mr. Ballinger’s plan are based upon pre-established dates and stock price thresholds. Mr. Ballinger’s plan will terminate on the earlier of (among other things) July 30, 2016 and the date all shares subject to the plan have been sold.

On August 21, 2015, Jeffrey B. Mirviss, our Senior Vice President and President, Peripheral Interventions, entered into a Rule 10b5-1 Trading Plan. Mr. Mirviss’s plan covers the sale of 37,867 shares of our stock held by him. Transactions under Mr. Mirviss’s plan are based upon pre-established dates and stock price thresholds. Mr. Mirviss’s plan will terminate on the earlier of (among other things) August 14, 2016 and the date all shares subject to the plan have been sold.

On August 31, 2015, Timothy A. Pratt, our Executive Vice President, General Counsel and Chief Administrative Officer, entered into a Rule 10b5-1 Trading Plan. Mr. Pratt’s plan covers the sale of 145,545 shares of our stock held by him and the sale of shares of our stock to be acquired upon (A) exercise of up to 205,761 stock options, (B) vesting of deferred stock units representing 36,572 shares (the amount to be sold will be net of shares withheld to satisfy applicable tax withholding obligations upon vesting). In addition, Mr. Pratt’s plan covers the sale of 25 percent of the shares of our stock to be acquired upon vesting of the 2013 Free Cash Flow Performance Share Units and the 2013 Total Stockholder Return Performance Share Unit (in each case the amount to be sold will be 25 percent of the total amount of shares issued net of shares withheld to satisfy applicable tax withholding obligations upon vesting). Transactions under Mr. Pratt’s plan are based upon pre-established dates and stock price thresholds. Mr. Pratt’s plan will terminate on the earlier of (among other things) December 31, 2016 and the date all shares subject to the plan have been sold.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3.464 billion as of September 30, 2015 and $4.648 billion as of December 31, 2014. We recorded $290 million of other assets and $30 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2015, as compared to $419 million of other assets and $36 million of other liabilities as of December 31, 2014. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $176 million as of September 30, 2015 and $210 million as of December 31, 2014. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $216 million as of September 30, 2015 and by $257 million as of December 31, 2014. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the first quarter of 2015. We had no interest rate derivative instruments outstanding as of September 30, 2015. As of September 30, 2015, $4.706 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 80 percent of our total debt.
Refer to Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1
Boston Scientific Corporation 2016 Annual Bonus Plan, effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083)#

10.2
Boston Scientific Corporation 2016 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083)#

10.3	Boston Scientific Corporation 2016 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083)#

10.4*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) #

10.5*	Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) #

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2015.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer