Form 10-K
period 2015-12-31
BOSTON SCIENTIFIC CORP
filed 2016-02-24
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $23.5 billion based on the last reported sale price of $17.70 of the registrant’s common stock on the New York Stock Exchange on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, directors and the director emeritus of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of the registrant’s common stock as of January 29, 2016 was 1,348,346,253.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. In 1969, Medi-tech introduced a family of steerable catheters used in some of the first less-invasive procedures performed. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused new product development innovation, market development and organizational growth. Since then, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals diagnose and treat a wide range of diseases and medical conditions and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body.

Our net sales have increased substantially since our formation. Our growth has been fueled in part by strategic acquisitions designed to improve our ability to take advantage of growth opportunities in the medical device industry. Our strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in the current healthcare environment that seeks to improve outcomes and lower costs. Our category leadership also enables us to compete in a changing contracting landscape and position our products with managed care, large buying groups, governments, and consolidation among hospitals, while also expanding internationally and managing the complexities of the global healthcare market.

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

We seek to diversify our product portfolio by aligning our research and development spend and our business development investment toward higher growth markets and business opportunities. We focus on executing on our committed growth adjacencies while increasing our access to developing technologies and solutions. Through this diversification we expect to increase our opportunity for growth in areas that complement our core businesses.

•	Drive Global Expansion

By expanding our global commercial presence, we seek to increase revenue and market share, and strengthen our relationships with leading physicians and their clinical research programs. We focus on expanding our presence and existing capabilities in emerging markets and building new capabilities and innovative commercial models in countries whose economies and healthcare sectors are growing rapidly.

•	Fund the Journey to Fuel Growth

We are driving continuous improvement and cost reduction initiatives to expand our profitability, and we are re-allocating spending to support our growth initiatives.

•	Develop Key Capabilities

We are developing key capabilities that address the needs of the marketplace. We are globally focused on building a culture of innovation, collaboration, caring and high performance, while enhancing diversity.

We believe that our execution of these strategic imperatives will drive innovation, accelerate profitable revenue growth and increase stockholder value.

Products

During 2015, our products were offered for sale by seven core businesses - Interventional Cardiology, Cardiac Rhythm Management (CRM), Endoscopy, Peripheral Interventions (PI), Urology and Pelvic Health, Neuromodulation, and Electrophysiology (EP). In August 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. The AMS male urology portfolio is being integrated with our formerly named Urology and Women's Health business, and the joint businesses have become Urology and Pelvic Health. In addition, we entered into certain supply and distribution agreements with Stryker Corporation (Stryker) in connection with our sale of our Neurovascular business in 2011. We substantially completed these agreements in 2013.

During 2015, we derived 27 percent of our sales from our Interventional Cardiology business, 24 percent of our sales from our CRM business, 18 percent of our sales from our Endoscopy business, 12 percent of our sales from our PI business, nine percent of our sales from our Urology and Pelvic Health business, seven percent of our sales from our Neuromodulation business, and three percent of our sales from our EP business.

The following section describes certain of our product offerings. In addition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for further information on our core businesses and products.

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

We market the SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating. The SYNERGY Stent is unique in that both its proprietary polymer and everolimus drug coating dissipate by three months. This innovation has the potential to improve post-implant vessel healing and will eliminate long-term polymer exposure, which is a possible cause of late adverse events. In addition, we market the Promus PREMIER™, Promus® Element™ and Promus® Element™ Plus everolimus-eluting stents.

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

Intravascular Imaging Systems

We market a family of intravascular catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels. Our latest Intravascular Ultrasound Imaging catheter, OptiCross™, has been launched in all major markets worldwide. The iLab® Ultrasound Imaging System continues as our flagship console and is compatible with our full line of imaging catheters. In addition, our new Polaris® software designed to run on the iLab System has been approved and launched in the United States (U.S.) and Europe and has been approved in Japan with launch expected in 2016. The iLab System is designed to enhance the diagnosis and treatment of blocked vessels and heart disorders. Further, these systems have been placed in cardiology labs worldwide, which provide an installed base through which we expect to launch new products, including an integrated Fractional Flow Reserve (FFR) device for which we have received CE mark and FDA approval and are launching in early 2016.

Structural Heart Therapies

Structural heart therapy is one of the fastest growing segments of the medical technology market and is highly synergistic within our Interventional Cardiology business and with our Rhythm Management business. Through the acquisition of Sadra Medical, Inc. (Sadra) in January 2011, we have developed a fully repositionable and retrievable device, the Lotus™ Valve System, for transcatheter aortic valve replacement (TAVR) to treat patients with severe aortic stenosis. Lotus employs a unique Adaptive Seal™ feature designed to minimize the incidence of paravalvular regurgitation, a predictor of mortality. The Lotus Valve System is CE-marked in the European Union (EU) and in the U.S., it is an investigational device and not available for sale. At the end of 2015, we completed enrollment in our REPRISE III clinical trial and expect FDA approval of the Lotus Valve System in late 2017. We currently have three valve sizes CE marked: 23, 25 and 27mm, and we are developing 21 and 29mm size valves to complete our size matrix. In 2016, we expect to launch our next generation catheter and sheath, Lotus Edge™, in Europe. The benefits of Lotus Edge include a more flexible delivery system, 14 French sheath compatibility and a more simple deployment process. Through the acquisition of Atritech, Inc. (Atritech) in March 2011, we have developed a novel device, the Watchman™ Left Atrial Appendage Closure (LAAC) Device, designed to close the left atrial appendage in patients with atrial fibrillation (AF) who are at risk for ischemic stroke. Watchman has been commercially available internationally since 2009 and is the leading device in percutaneous LAAC globally. In March of 2015, Watchman received FDA approval to treat patients who are at an elevated risk of stroke, deemed suitable for warfarin, and have appropriate rationale to seek a non-pharmacologic alternative to warfarin. We believe that Watchman will be the only LAAC technology commercially available in the U.S. for multiple years, and in November 2015, we received CE Mark for our next generation device, Watchman FLX™. Watchman FLX is expected to become more widely available to approved EU countries in the first half of 2016. Watchman FLX has a closed distal end, can be fully recaptured and repositioned multiple times and has an expanded LAA treatment range.

Peripheral Interventions

We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular stenting. Our peripheral product offerings include stents, balloon catheters, wires, peripheral embolization devices and vena cava filters. Our peripheral angioplasty balloon technology includes our next-generation Mustang™ PTA balloon; our Coyote™ balloon catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures; and our Charger™ PTA Balloon Catheter, a 0.035” percutaneous transluminal angioplasty balloon catheter designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries. With our Coyote, Mustang and Charger devices, we offer balloons across all size platforms. Our peripheral stent technology includes our EPIC™ self-expanding nitinol stent system, our Carotid WALLSTENT® stent system, and our Innova™ self-expanding stent system. In addition, we market our 0.035" RubiconTM Support Catheter in both the U.S. and Europe. We are currently conducting a study designed to evaluate the safety and performance of the self-expanding Innova™ drug-eluting stent system, designed to treat Superficial Femoral Artery (SFA) lesions, along with an additional study on our Eluvia™ Drug-Eluting Vascular Stent System, which recently received CE Mark and is designed to treat patients with narrowing or blockages in the SFA or proximal popliteal artery (PPA), a result of peripheral artery disease (PAD).

In August 2014, we acquired the Interventional Division of Bayer AG (Bayer). The addition of Bayer's strong commercial organization and innovative technologies supports our strategy to provide a comprehensive portfolio of leading solutions to treat peripheral vascular disease. The transaction included the leading AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used in an innovative and fast-growing therapy to remove plaque and thrombi from diseased arteries. We have since launched the AngioJet™ ZelanteDVT™ Thrombectomy Catheter to treat deep vein thrombosis (DVT) in large-diameter upper and lower limb peripheral veins, in the U.S. and Europe.

We also sell products designed to treat patients with non-vascular disease (disease that appears outside the blood system). Our non-vascular suite of products includes biliary stents, drainage catheters and micro-puncture sets designed to treat, diagnose and ease various forms of benign and malignant tumors. We market our DirexionTM torqueable microcatheter in both the U.S. and Europe. In addition, we continue to market our extensive line of interventional oncology product solutions, including the recently launched Renegade® HI-FLO™ Fathom® microcatheter and guidewire system and Interlock™ - 35 Fibered IDC™ and 18 Fibered IDC™ Occlusion System for peripheral embolization.

On December 31, 2015, we acquired the interventional radiology portfolio of CeloNova Biosciences (CeloNova). The acquisition includes drug-eluting microspheres designed to be loaded with chemotherapy drugs for delivery to cancerous tumors, and spherical embolic products used to treat uterine fibroids and other conditions. We believe the CeloNova team and technologies will help advance our position and growth profile within the interventional oncology market.

Rhythm Management

Cardiac Rhythm Management

We develop, manufacture and market a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities, including:

•
Implantable cardioverter defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including the world's only commercially available subcutaneous implantable cardiac defibrillators (S-ICD), along with implantable transvenous cardiac defibrillators and implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure; and

•
Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure.

In addition, in most geographies, our implantable device systems include our remote LATITUDE® Patient Management System, which enables physicians to monitor device performance remotely, allowing for more frequent monitoring in order to guide treatment decisions.

We market several lines of ICD’s, including our DYNAGEN™ EL , DYNAGEN™ MINI, INOGEN™ EL and INOGEN™ MINI. MINI is the world’s smallest, thinnest ICD and EL (extended longevity) is the world’s longest lasting ICD due to our proprietary EnduraLife™ battery technology. In addition, we offer our EMBLEM™ S-ICD system, which affords physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature. Our EMBLEM™ S-ICD system offers greater longevity, LATITUDE® Patient Management remote monitoring technology and smaller size as compared to the prior generation. We also offer several lines of CRT-D systems, including our X4 line of quadripolar systems; and, in Europe and select international markets, we offer a suite of ACUITY™ X4 quadripolar LV leads and the ACUITY™ PRO lead delivery system. We initiated the full launch of our X4 quadripolar CRT-D systems in Japan and Australia in the first quarter of 2015. Additionally, we completed U.S. Phase I enrollment in our Acuity X4 quadripolar LV lead clinical trial in the fourth quarter of 2014, and we received FDA approval of this lead in February 2016.
We market our ACCOLADE™ family of pacemaker systems in the U.S., Europe, and Japan. Approval of our ACCOLADE™ pacemaker family in Europe and Japan also includes approval for use of these products in patients undergoing magnetic resonance imaging (MRI) scans. We expect FDA approval of our ACCOLADE™ MRI-compatible pacemaker in the first half of 2016 and FDA approval of our EMBLEM MRI-compatible system in the second half of 2016. Our cardiac resynchronization therapy pacemaker product offerings include our newest generation VISIONIST™ and VALITUDE X4 quadripolar CRT-P devices, which are built on the same platform as our high voltage cardiac resynchronization therapy defibrillator, are enabled for remote patient monitoring, and include features that promote ease of use.

Electrophysiology

Within our Electrophysiology business, we develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Included in our product offerings are steerable radio frequency (RF) ablation catheters, intracardiac ultrasound catheters, diagnostic catheters, delivery sheaths, and other accessories. Our products include the Blazer® line of temperature ablation catheters, designed to deliver enhanced performance and responsiveness. Our cooled ablation portfolio includes our closed-loop irrigated catheter, the Chilli II® cooled ablation catheter, and CE Mark approved Blazer™ Open-Irrigated and IntellaNav™ open-irrigated ablation catheters with a unique Total Tip Cooling™ Design. Our comprehensive diagnostic catheter portfolio includes Blazer Dx-20™, Dynamic Tip™ and Viking™ catheters. We also market the IntellaTip MiFiTM XP catheter, with MicroFidelity (MiFi) sensor technology, a line of high-resolution ablation catheters for treatment of atrial flutter. We have a full offering of capital equipment, including our LabSystem PRO™ Recording System, the Rhythmia Mapping System, Maestro RF generators, and the MetriQ pump (CE Mark approved). In 2015, the Rhythmia™ Mapping System and IntellaMap OrionTM Mapping Catheter entered full global commercialization, bringing to market a next generation system capable of high-density high-resolution mapping to improve procedure efficacy.

MedSurg

Endoscopy

Gastroenterology and Pulmonary

We are dedicated to transforming the lives of patients by advancing the diagnosis and treatment of a broad range of pulmonary and gastrointestinal conditions with less invasive technologies. Common gastrointestinal (GI) disease states include esophageal disorders, GI strictures and bleeding, biliary disease and conditions, as well as esophageal, biliary, pancreatic and colon cancer. Some of our product offerings include:

•
Our SpyGlass™ System, which is the first and only single-operator cholangioscopy system that offers clinicians direct visualization of the pancreatico-biliary system and includes therapeutic devices for managing biliary stones and strictures.The SpyGlass™ DS System, made available in 2015, brings digital imaging and a wider field of view to the SpyGlass System, helping play a greater role in the diagnosis and treatment of pancreatico-biliary diseases.

•
The AXIOS™ Stent and Electrocautery-Enhanced Delivery System for endoscopic ultrasound-guided transmural drainage of pancreatic pseudo cysts, which provides procedural time savings when compared to a non-electrocautery enhanced system. In April 2015, we acquired Xlumena, Inc. (Xlumena), which developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract.

•
Our WallFlex™ Colonic Stents, which have been shown to reduce patient postoperative length of stay. Our WallFlex™ Biliary RX Stents provide relief for pancreatic cancer patients receiving chemotherapy before undergoing surgery through pre-operative drainage of the bile duct. Our WallFlex™ Esophageal Stents deliver luminal patency in patients with esophageal strictures.

•	Our Resolution® Clip, a market-leading technology used to provide hemostasis and closure within the GI System.

•
Our Expect™ Aspiration Needle, which is a flexible and highly visible needle used with endoscopic ultrasound enabling physicians to target and sample lesions in the GI system with a high degree of accuracy.

•
Our exclusive line of RX Biliary System™ devices designed to provide greater access and control for physicians to diagnose and treat challenging conditions of the bile ducts, such as removing gallstones, opening obstructed bile ducts and obtaining biopsies in suspected tumors.

Interventional Bronchoscopy

We market devices to diagnose, treat and ease pulmonary disease systems within the airway and lungs. Our products are designed to help perform biopsies, retrieve foreign bodies from the airway, open narrowings of an airway, stop internal bleeding, and ease symptoms of some types of airway cancers. Our product line includes pulmonary biopsy forceps; transbronchial aspiration needles; cytology brushes; tracheobronchial stents used to dilate narrowed airway passages or for tumor management; and the Alair™ Bronchial Thermoplasty System for the treatment of severe persistent asthma.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops, manufactures and sells devices to treat various urological and pelvic conditions. Within our Urology business, we sell a variety of products designed to treat patients with urinary stone disease and benign prostatic hyperplasia (BPH). We offer a full line of stone management products, including ureteral stents, wires, lithotripsy devices, stone retrieval devices, sheaths, balloons and catheters. Within our Pelvic Health business, we market a range of devices for the treatment of conditions such as stress urinary incontinence, pelvic floor reconstruction (rebuilding of the anatomy to its original state), menorrhagia (excessive menstrual bleeding), uterine fibroids and polyps, and erectile dysfunction. We offer a full breadth of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, and suturing devices. We market our Genesys Hydro ThermAblator® (HTA) system, an ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. In the U.S., we have launched the Symphion System™ for the removal of intrauterine fibroids and polyps.

In August 2015, we completed the AMS Portfolio Acquisition, which includes men's health and prostate health businesses, from Endo International plc. The AMS Portfolio Acquisition includes the procurement of leading products for the treatment of a variety of urologic conditions, including the minimally invasive GreenLight XPS™ and HPS™ Laser Therapy Systems for treating BPH, the AMS 700™ Inflatable Penile Prosthesis for treating erectile dysfunction, and the AMS 800™ Urinary Control System for treating male stress urinary incontinence. We are in the process of integrating the AMS male urology portfolio into our company.

Neuromodulation

Our Neuromodulation business offers the PrecisionTM and Precision SpectraTM Spinal Cord Stimulator (SCS) Systems, used for the management of chronic pain. The Precision SpectraTM System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. We believe that we continue to have a technology advantage compared to our competitors with proprietary features such as Multiple Independent Current Control and our Illumina™ 3D proprietary programming software, which together are intended to allow the physician to target specific areas of pain and customize stimulation of nerve fibers more precisely. Additionally, in June 2015, we launched the Precision Novi™ SCS System in Europe. The Precision Novi™ System offers patients and physicians the smallest 16-contact high capacity primary cell (PC), also referred to as non-rechargeable, device for the treatment of chronic pain. We also have CE-mark approval for use of our Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. In September 2015, we gained CE-mark approvals for the Vercise™ PC DBS System with its Navigator™ programming software. The system allows for programming flexibility to treat a greater range of patients throughout their disease progression. In addition, we received CE Mark approval for the only commercially available Directional Lead powered by current steering.  The Directional Lead uses multi-directional stimulation for greater precision, intended to minimize side effects for patients.  We are currently in a U.S. pivotal trial with our Vercise DBS System for the treatment of Parkinson’s disease.

Innovation

Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. In addition, we have undertaken strategic acquisitions to help enable us to continue to be a leader in the medical device industry. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, strategic growth adjacencies and new global markets. During the last several years, we have completed multiple acquisitions to strengthen our core franchises and expand into high growth adjacencies and global markets. There can be no assurance that technologies developed internally or acquired through acquisitions and alliances will achieve technological feasibility, obtain regulatory approvals or gain market acceptance, and any delay in the development or approval of these technologies may adversely impact our ability to drive future growth.

Research and Development

Our investment in research and development is critical to driving our future growth. We expended $876 million on research and development in 2015, $817 million in 2014, and $861 million in 2013. Our investment in research and development reflects the following:

•	regulatory compliance, clinical science, and internal research and development programs, as well as other programs obtained through our strategic acquisitions and alliances; and

•	engineering efforts that incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.

We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter adjacent markets. We are transforming both where and how we conduct research and development and are scrutinizing our cost structure, which we believe will enable increased development activity and faster concept to market timelines. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer and manufacture innovative products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. We believe this collaboration allows these teams to concentrate resources on the most viable and clinically relevant new products and technologies, and focus on bringing them to market in a timely and cost-effective manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We are expanding our collaboration to include global research and development teams in emerging markets; these teams will focus on both global and local market requirements at a lower cost of development. We believe that a large part of our future success will depend upon the strength of these development efforts.

Marketing and Sales

During 2015, we marketed our products to approximately 30,000 hospitals, clinics, outpatient facilities and medical offices in the U.S. and across over 115 countries worldwide. The majority of our net sales are derived from countries in which we have direct sales organizations. We also have a network of distributors and dealers who offer our products in certain countries and markets, which accounts for our remaining sales. We expect to continue to leverage our infrastructure in markets where commercially appropriate and in those markets where it is not economical or strategic to establish or maintain a direct presence, use third party distributors. No single institution accounted for more than ten percent of our net sales in 2015 or 2014; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales. We have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with physicians. We believe that we have positive working relationships with physicians and others in the medical industry which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients.

International Operations

International net sales accounted for approximately 43 percent of our net sales in 2015. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. In addition, we are investing in infrastructure in emerging markets in order to strengthen our sales capabilities and maximize our opportunities in these countries.

As of December 31, 2015, we had six international manufacturing facilities, including three in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 56 percent of our products manufactured in 2015 were produced at these facilities. Additionally, we maintain international research and development capabilities in Ireland, India and China. We operate physician training centers in France, Japan, South Africa, Turkey, and China, and we are currently developing a physician training center in India.

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

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We do not believe that compliance with environmental laws will have a material impact on our capital expenditures, earnings or competitive position. However, given the scope and nature of these laws, there can be no assurance that environmental laws will not have a material impact on our results of operations. We assess potential environmental contingent liabilities on a regular basis. At present, we are not aware of any such liabilities that would have a material impact on our business.

We believe that sound environmental, health and safety performance contributes to our competitive strength while benefiting our customers, stockholders and employees. We are focused on continuous improvement in these areas by reducing pollution, the depletion of natural resources, and our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. We are certified to the FTSE4Good Corporate Social Responsibility Index, managed by The Financial Times and the London Stock Exchange, which measures the performance of companies that meet globally recognized standards of corporate responsibility. This certification recognizes our dedication to those standards, and it places us in a select group of companies with a demonstrated commitment to responsible business practices and sound environmental policies.

We have obtained ISO 14001:2004 certifications at our major manufacturing plants and Tier 1 distribution centers around the world, as well as our Corporate Headquarters in Marlborough, Massachusetts. ISO 14001:2004 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. Using this environmental management system and the specific attributes of our certified locations in the U.S., Ireland, Costa Rica and the Netherlands, we continue to improve our environmental performance and reduce our environmental footprint.

Competition

We encounter significant competition across our product lines and in each market in which we sell our products from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories; Medtronic plc; St. Jude Medical, Inc.; and Cook Medical; as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

We believe that our products and solutions compete primarily on their ability to deliver both clinical and economic outcomes for our customers; while also continuing to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, as well as to provide ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could continue to put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. We recognize that our continued competitive success will depend upon our ability to: offer products and solutions that provide differentiated clinical and economic outcomes; create or acquire innovative, scientifically advanced technologies; apply our technology and solutions cost-effectively and with superior quality across product lines and markets; develop or acquire proprietary products and solutions; attract and retain skilled personnel; obtain patent or other protection for our products; obtain required regulatory and reimbursement approvals; continually enhance our quality systems; manufacture and successfully market our products and solutions either directly or through outside parties; and supply sufficient inventory to meet customer demand.

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

Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, existing regulations. Certain regulators are requiring local clinical data in addition to global clinical data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect that the global regulatory environment will continue to evolve, which could impact our ability to obtain or maintain future approvals for our products, or could increase the cost and time to obtain or maintain such approvals in the future.

Government Affairs

We maintain a global Government Affairs presence, headquartered in Washington, D.C., to actively monitor and advocate on myriad legislation and policies impacting us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and Administration offices, state legislatures and regulatory agencies, and governments overseas on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, while also advancing our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office also manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general.

Healthcare Policies

Political, economic and regulatory influences around the world continue to subject the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments, and health care delivery structure reforms are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies, and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payers, and other stakeholders may be significant and new therapies may take a longer period of time to gain widespread adoption. In addition, the impact to our business of the United States’ Patient Protection and Affordable Care Act's (ACA) provisions related to coverage expansion, payment reforms, and delivery system changes remains uncertain.

In addition, the Federal government, as part of the ACA, and certain state governments have enacted laws aimed at increasing transparency, or "sunshine," in relationships between medical device, biologics and pharmaceutical companies and healthcare professionals (HCPs). As a result, we are required by law to report many types of payments and items of value provided to HCPs. Certain foreign jurisdictions are currently acting to implement similar laws. Failure to comply with sunshine laws and/or implement and adhere to adequate policies and practices to address changes to legal and regulatory requirements could have a negative impact on our results of operations.

We expect that pricing of medical devices will remain under pressure as governments and purchasers implement payment reforms such as prospective payment systems for hospital care, preferential site of service payments, value-based purchasing, and accountable care organizations (ACOs). We also expect marketplace changes to place pressure on medical device pricing globally as hospitals consolidate and large group purchasing organizations, hospital networks and other groups continue to seek to aggregate purchasing power. Similarly, governments are increasing the use of tenders, placing pressure on medical device pricing.

In addition, patients and clinicians are becoming more informed on the risks and benefits of alternative treatments as comparative effectiveness research findings are beginning to be disseminated. Therefore, we believe that compelling clinical and economic data will become increasingly important to demonstrate effectiveness and illustrate the economic impacts of technology purchases.

See Healthcare Policies within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for additional information.

Third-Party Coverage and Reimbursement

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid in the U.S.), private insurance plans and managed care programs, for the services provided to their patients.

Third-party payers and governments may approve or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement decisions by payers for these services are based on a wide range of methodologies that may reflect the services' assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies and decisions confer different, and sometimes conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies and decisions are subject to frequent refinements. Third-party payers are also increasingly adjusting reimbursement rates, often downwards, indirectly challenging the prices charged for medical products and services. There can be no assurance that our products will be covered automatically by third-party payers, that adequate reimbursement will be available or, even if payment is available, that third-party payers' coverage policies will not adversely affect our ability to sell our products profitably.

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2015, we held more than 16,000 patents, and had approximately 6,500 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license, except for those relating to our drug-eluting coronary stent systems, is material in relation to our business as a whole.

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

We maintain insurance policies providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Item 3 and Note K – Commitments and Contingencies to our 2015 consolidated financial statements included in Item 8 of this Annual Report for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note K, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows.

Risk Management

We have an Enterprise Risk Management (ERM) program designed to support the achievement of our strategic and organizational objectives, to improve long-term organizational performance and to enhance stockholder value. On an annual basis, we reassess our understanding of the individual risks we face and the steps management is taking to manage those risks using the Committee of Sponsoring Organizations of the Treadway Commission (COSO) ERM framework. This assessment, which engages key individuals from our Board of Directors and management, ensures alignment and provides increased visibility of the risks we face, and seeks to continually improve the effectiveness of our overall risk management.

Current Economic Climate

Our results of operations could be substantially affected by global economic factors and local operating and economic conditions. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. We cannot predict to what extent global economic conditions, including the increased focus on healthcare systems and costs in the U.S. and abroad may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third-party payers.

Employees

As of December 31, 2015, we had approximately 25,000 employees, including approximately 10,000 in operations; 8,000 in selling, marketing and distribution; 4,000 in clinical, regulatory and research and development; and 3,000 in administration. Of these employees, we employed approximately 12,000 outside the U.S., approximately 7,000 of whom are in the manufacturing operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success.

Community Outreach

We are committed to transforming lives and making a positive impact on the communities in which we live and work. We bring this commitment to life by supporting global, national and local health and education initiatives, striving to improve patient advocacy, adhering to strong ethical standards that deliver on our commitments, and minimizing our impact on the environment. A prominent example of our ongoing commitment to educating the next generation of science, technology, engineering and math (STEM) innovators is our growing global network of Boston Scientific STEM Councils. These councils are designed to mobilize employees as volunteers and mentors to share their excitement of learning and working in STEM fields with curious young learners around the world.

Our focus on learning and innovation is evidenced by mentoring For Inspiration and Recognition of Science and Technology (FIRST) Robotics teams, visiting classrooms to talk to students about the structure of the heart and STEM careers, along with hosting school groups at our locations for lab tours, tech expos and career panel discussions. In the past year nearly 1,000 employee volunteers dedicated their time and talent to make a positive impact on more than 30,000 children in over 12 communities around the world to increase student aspiration, ability and access to STEM education.

Through the Boston Scientific Foundation, established in 2001, we fund non-profit organizations in our local U.S. communities. Community grants focus on increasing access to quality healthcare and improving educational opportunities, particularly related to STEM education.

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

Our Businesses

•	Our ability to increase net sales, expand the market and capture market share;

•
The volatility of the coronary stent market and our ability to increase our drug-eluting stent systems net sales, including with respect to our SYNERGY™, Promus PREMIER™ and PROMUS® Element™ stent systems, and capture market share;

•
The on-going impact on our business, of physician alignment to hospitals, governmental investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed;

•	Competitive offerings and related declines in average selling prices for our products, particularly our drug-eluting coronary stent systems and our CRM products;

•	The performance of, and physician and patient confidence in, our products and technologies, or those of our competitors;

•
The impact and outcome of ongoing and future clinical trials, and market studies undertaken by us, our competitors or other third parties, or perceived product performance of our or our competitors' products;

•	Variations in clinical results, reliability or product performance of our and our competitor's products;

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-

ICD® system and the acquisition and integration of the interventional radiology portfolio of CeloNova Biosciences, the American Medical Systems male urology portfolio, Xlumena, Inc., the Interventional Division of Bayer AG and IoGyn, Inc.;

•	The effect of consolidation and competition in the markets in which we do business, or plan to do business;

•
Disruption in the manufacture or supply of certain components, materials or products, or the failure to secure alternative manufacturing or additional or replacement components, materials or products, in a timely manner;

•	Our ability to retain and attract key personnel;

•	The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including the associated timing and cost of product approval; and,

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

•
Our ability to develop, manufacture and market new products and technologies in a timely and successful manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete;

•
The impact of our failure to succeed at our decision to discontinue, write-down or reduce the funding of any of our research and development projects, including in-process projects from in-process research and development, in our growth adjacencies or otherwise;

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2014 Restructuring plan as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do, including as a result of consolidation among our competitors in the healthcare industry. Our primary competitors include Abbott Laboratories; Medtronic plc; St. Jude Medical, Inc. and Cook Medical, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
Additionally, the medical device markets in which we primarily participate are characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop or acquire new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations. In addition, a delay in the timing of the launch of next-generation products, and the overall performance of, and continued physician confidence in, those products may result in declines in our market share and have an adverse impact on our business, financial condition or results of operations.
We may experience declines in market size, average selling prices for our products, medical procedure volumes, and our share of the markets in which we compete, which may materially adversely affect our results of operations and financial condition.
We continue to experience pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, economic pressures experienced by our customers, and the impact of managed care organizations and other third-party payers. These and other factors may adversely impact market sizes, as well as our share of the markets in which we compete, the average selling prices for our products or medical procedure volumes. There can be no assurance that the size of the markets in which we compete will increase above existing levels, that we will be able to regain or gain market share or compete effectively on the basis of price or that the number of procedures in which our products are used will increase above existing levels. Decreases in market sizes or our market share and declines in average selling prices or procedural volumes could materially adversely affect our results of operations or financial condition.

Consolidation in the healthcare industry could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
Numerous initiatives and reforms by legislators, regulators and third-party payers to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, financial condition or results of operations.

We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could have a material impact on our business, financial condition or results of operations.
International net sales accounted for approximately 43 percent of our global net sales in 2015, with sales from emerging markets accounting for approximately 10 percent. An important part of our growth strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in emerging markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to political and economic instability; foreign currency exchange and interest rate fluctuations; competitive product offerings; local changes in health care financing and payment systems and health care delivery systems; local product preferences and requirements, including preferences for local manufacturers; workforce instability; less intellectual property protection in certain countries than exists in the United States; and, in certain foreign countries, longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
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
Further, international markets are affected by economic pressure to contain healthcare costs, which can lead to lower reimbursement rates for either our products directly or procedures in which are our products are used. Governments and payers may also institute changes in health care delivery systems that may reduce funding for services or encourage greater scrutiny of health care costs. In addition, certain international markets may also be affected by foreign government efforts to reference reimbursement rates in other countries. All of these types of changes may ultimately reduce selling prices of our products or reduce the number of procedures in which our products are used, which may adversely impact our net sales, market share and operating profits from our international operations.

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

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including governmental programs (e.g., Medicare and Medicaid in the United States) and private health plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payers is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement varies by country and can significantly impact the acceptance of new products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to the reimbursement systems in the United States, Japan, or other countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.

Third-party payers for hospital services globally continue to implement policies to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed, led to increased physician employment by hospitals in the U.S. hospital consolidation, and shifted services to the outpatient setting. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in many countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products, which could have a material adverse effect on our business, financial condition or results of operations.
If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or experience a disruption in our cash flows it could have an adverse effect on our cost of borrowing, financial condition or results of operations.
As part of our strategy to maximize stockholder value, we use financial leverage to reduce our cost of capital. Our outstanding debt balance was $5.677 billion as of December 31, 2015 and $4.244 billion as of December 31, 2014. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings at the three ratings agencies could increase our cost of borrowing funds in the future. Delays in our product development and new product launches disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit and security facilities contain covenants that require us to maintain specified financial ratios and place other limits on our business. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, and we could be required to repay any borrowings on demand.
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
As part of our strategy to realign our business portfolio, we completed several acquisitions in 2015, 2014 and 2013 and may pursue additional acquisitions in the future. Our integration of acquired businesses requires significant efforts, including corporate restructuring, the coordination of information technologies, research and development, sales and marketing, operations, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant management time. Some of the factors that could affect the success of our acquisitions include, among others, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. In addition, foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures, and languages; currency risks; and risks associated with the economic, political, legal and regulatory environment in specific countries. Our failure to manage successfully and coordinate the growth of the acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so, and if our acquisitions are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our results.
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
Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business. These acquisitions, investments and alliances have been a significant source of our growth. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•	the ability of our due diligence process to uncover potential issues with target companies;

•	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•	whether we are able to complete acquisitions, investments or alliances in a timely manner on terms that are satisfactory to us, if at all;

•	our ability to successfully integrate and operate acquired businesses;

•	our ability to successfully identify and retain key target employees;

•	our ability to comply with applicable laws and regulations, including foreign laws and regulations; and

•	intellectual property and litigation related to newly acquired technologies.

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

On an on-going basis we monitor the dynamics of the economy, the healthcare industry and the markets in which we compete and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people that we believe are important to our long-term success. As a result of these assessments, from time to time we have undertaken various restructuring and optimization initiatives in order to enhance our growth potential and position us for long-term success. For example, in October 2013, we announced a restructuring initiative (the “2014 Restructuring plan”) intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the 2014 Restructuring plan include continued implementation of our ongoing plant network optimization strategy (aimed at simplifying our manufacturing plant structure, reducing manufacturing costs and improving gross margins); continued focus on driving operational efficiencies; and ongoing business and commercial model changes. Other activities under the plan involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. Activities under the plan were initiated in the fourth quarter of 2013 and were substantially completed by the end of 2015. We estimate that the 2014 Restructuring Plan will result in total pre-tax charges of approximately $255 million to $270 million and reduce gross annual expenses by approximately $200 million by the end of 2016. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. Expense reduction initiatives under the plan include various cost and efficiency improvement measures, which may include workforce reductions; the transfer of certain production lines and/or the closure of certain facilities and other efforts to streamline and better align resources of our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond any planned reduction in workforce, inability to attract or retain key personnel, and reduced employee productivity. Attrition beyond any planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, workforce reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our restructuring and optimization initiatives result in charges and expenses that impact our operating results. We cannot guarantee that the activities under the 2014 Restructuring plan or other restructuring and optimization initiatives that we may undertake in the future will result in the desired efficiencies and estimated cost savings.

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

The strength and timing of economic recovery remains uncertain and there can be no assurance that there will not be further deterioration in the global economy. Accordingly, we cannot predict to what extent global economic conditions, including sovereign debt issues and increased focus on healthcare systems and costs in the U.S. and abroad, may continue to negatively impact our average selling prices, net sales and profit margins, procedural volumes and reimbursement rates from third party payers. In addition, conditions in the financial markets and other factors beyond our control may adversely affect our ability to borrow money in the credit markets, access the capital markets and to obtain financing for acquisitions or other general corporate and commercial purposes.

Healthcare policy changes, including healthcare reform legislation, may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and policy influences are leading the healthcare industry to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of more treatments that can reduce costs, improve efficiencies, and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payers, and other stakeholders may be significant and may take a longer period of time to gain widespread adoption. Moreover, there can be no assurance that our strategies will succeed for every product.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the United States, the medical device tax included in this law has materially affected us. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. While the implementation of the medical device tax has been suspended until December 31, 2017, the status of the tax for sales after December 31, 2017 is not clear. The tax may continue to be suspended, or may be reinstated at the same or at a different level. Other provisions of this law, including comparative effectiveness research, pilot programs to evaluate alternative payment methodologies and other changes to the payment systems, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations.

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
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

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
Our global regulatory environment is becoming increasingly stringent, and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future. In the European Union, we anticipate a new Medical Device Regulation to be published in 2016, and it is likely to impose additional premarket and postmarket requirements.
The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA can take action against a company that promotes "off-label" uses. The FDA may also enjoin and restrain a company for certain violations of the FDC Act and other amending Acts pertaining to medical devices, or initiate action for criminal prosecution of such violations. Any adverse regulatory action, depending on its magnitude, may restrict a company from effectively marketing and selling its products, may limit a company's ability to obtain future premarket clearances or approvals, and could results in a substantial modification to the company's business practices and operations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.

Regulations regarding the development, manufacture and sale of medical devices are evolving and subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances or approvals, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA or by comparable agencies in foreign countries could have a material adverse effect on our business, financial condition or results of operations.
Our products are continually subject to clinical trials conducted by us, our competitors or other third parties, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the FDA's or the market's perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.
Our future growth is dependent upon the development of new products and enhancement of existing products, which requires significant research and development, clinical trials and regulatory approvals, all of which may be very expensive and time-consuming and may not result in commercially viable products.
In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate, and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products, and gain and maintain market approval of our products. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate, and have completed several acquisitions that involve opportunities to further expand our presence in, and diversify into priority growth areas by accessing new products and technologies. There can be no assurance that our investments will be successful or we will be able to access new products and technologies on terms favorable to us, or that these products and technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of new products and technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.
The medical device industry and its customers continue to face scrutiny and regulation by governmental authorities and are often the subject of numerous investigations, often involving marketing and other business practices or product quality issues including device recalls or advisories. These investigations could result in the commencement of civil and criminal proceedings; imposition of substantial fines, penalties and administrative remedies, including corporate integrity agreements, stipulated judgments or exclusion; diversion of our employees and management's attention; imposition of administrative costs and have an adverse effect on our financial condition, results of operations and liquidity; and may lead to greater governmental regulation in the future.
The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities continue to highly scrutinize our industry. We have received, and in the future may receive, subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services (HHS), and the Department of Defense, as well foreign governments and agencies. We have also received, and in the future may receive, subpoenas and other requests for information from comparable international governmental agencies. The requests and/or subpoenas we have received relate primarily to financial arrangements with healthcare providers, regulatory compliance and sale and/or product promotional practices. We have cooperated with these subpoenas and other requests for information, and expect to continue to do so in the future. We cannot predict when a matter will be resolved, the outcome of the matter or its impact on us, and cooperation may involve significant costs, including document production costs. An adverse outcome in any matter could include the commencement of an investigation, civil and criminal proceedings; substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to any existing CIAs. In addition, resolution of any matter could involve the imposition of additional and costly compliance obligations. For example, in 2009, we entered into a civil settlement with the DOJ regarding the DOJ's investigation relating to certain post-market surveys conducted by Guidant Corporation before we acquired Guidant in 2006. As part of the settlement, we entered into a 5-year CIA with the Office of Inspector General for HHS, which required various provisions, including enhancements to certain compliance procedures related to financial arrangements with healthcare providers. Cooperation with requests and investigations from external agencies result in employee resource costs and diversion of employee focus. If any requests or investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these requests or investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.
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

We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal cost and exposure to litigation, and have additional adverse effects on our operations.
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

We have received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. Subsequent to issuing these Notices, the IRS conceded a portion of its original assessment. The total incremental tax liability now asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories (Abbott) pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment, and we believe that the IRS has exceeded its authority by attempting to adjust the terms of our negotiated third-party agreement with Abbott. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations.

We believe we have meritorious defenses for our tax filings, and we have filed, or will timely file, petitions with the U.S. Tax Court contesting the Notices of Deficiency for the tax years in challenge. No payments on the net assessment would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. The IRS has completed its examination of the 2008 through 2010 tax years of Boston Scientific and has proposed significant adjustments to our tax returns for these tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years prior to 2008. As with the prior years, we disagree with the transfer pricing methodologies being applied by the IRS, and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.
There can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, impacts due to implementation related to base erosion and profit shifting and/or proposals for fundamental U.S. corporate tax reform, if enacted, could have a significant adverse impact on our future results of operations.

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
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Note K- Commitments and Contingencies to our 2015 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy, and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

Pending and future product liability claims and other litigation, including private securities litigation, stockholder derivative suits and contract litigation, may adversely affect our financial condition and results of operations or liquidity.

The design, manufacture and marketing of medical devices of the types that we produce entail an inherent risk of product liability claims. Many of the medical devices that we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including physician technique and experience in performing the surgical procedure, component failures, manufacturing flaws, design defects, off-label use or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Note K- Commitments and Contingencies to our 2015 consolidated financial statements included in Item 8 of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions, and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.
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
Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to needs for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
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
In addition, many of our products require sterilization prior to sale, and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, we may be unable to transition to other contract sterilizer, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have an adverse impact on our results of operations and financial condition.

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
Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility over recent years. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due to factors described under this Item 1A entitled “Risk Factors,” as well as economic and geopolitical conditions general, and also to variability in the prevailing sentiment regarding our operations or business prospects, as well as, among other things, changing investment priorities of our stockholders. Because the market price of our common stock fluctuates significantly, stockholders may not be able sell their shares at attractive prices.

If we are unable to attract or retain key personnel, it could have an adverse effect on our business, financial condition and results from operations.

In our industry, there is substantial competition for key personnel in the regions in which we operate, and we may face increased competition for such employees, particularly in emerging markets as the trend toward globalization continues. Our business depends to a significant extent on the continued service of senior management and other key personnel, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that we will be successful in retaining and developing existing personnel or recruiting new personnel. The loss of one or more key employees, our ability to attract or develop additional qualified employees or any delay in hiring key personnel could have material adverse effects on our business, financial condition or results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
Our world headquarters is located in Marlborough, Massachusetts, with additional support provided from regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2015, our principal manufacturing and technology centers were located in Minnesota, California, and Indiana within the U.S.; as well as internationally in Ireland, Costa Rica and Puerto Rico. Our products are distributed worldwide from customer fulfillment centers in Massachusetts, the Netherlands and Japan. As of December 31, 2015, we maintained 13 principal manufacturing facilities, including seven in the U.S., three in Ireland, two in Costa Rica, and one in Puerto Rico, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2015 (in approximate square feet):

	Owned *	Leased **	Total
U.S.	4,714,000	1,314,000	6,028,000
International	1,512,000	1,264,000	2,776,000
	6,226,000	2,578,000	8,804,000

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

We regularly evaluate the condition and capacity of our facilities to ensure they are suitable for the development, manufacturing, and marketing of our products, and provide adequate capacity for current and expected future needs. Further, our 2014 restructuring plan continues the implementation of our ongoing Plant Network Optimization (PNO) strategy, which is intended to simplify our manufacturing plant structure by transferring certain productions lines among facilities. Refer to Restructuring Initiatives within Results of Operations included in Item 7 of this Annual Report and Note H – Restructuring-related Activities to our 2015 consolidated financial statements included in Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our 2015 consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference.

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

2015	High	Low
First Quarter	$18.07	$13.22
Second Quarter	18.51	17.18
Third Quarter	18.02	15.78
Fourth Quarter	18.94	16.42

2014
First Quarter	$13.98	$11.91
Second Quarter	13.77	12.58
Third Quarter	13.29	11.81
Fourth Quarter	13.68	11.37
Holders
The closing price of our common stock on January 29, 2016 was $17.53. As of January 29, 2016, there were 10,043 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2015 or 2014, and currently we do not intend to pay cash dividends. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On January 25, 2013, our Board of Directors approved and on January 29, 2013, we announced a program authorizing the repurchase of up to $1.0 billion of our common stock. During 2014, we used $125 million of cash generated from operations to repurchase approximately 10 million shares of our common stock pursuant to our share repurchase authorizations discussed in Note L - Stockholders' Equity to our 2015 consolidated financial statements contained in Item 8 of this Annual Report. We made no share repurchases in 2015. As of December 31, 2015, we had approximately $535 million remaining available under the 2013 share repurchase program.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2010, and that all dividends were reinvested.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Boston Scientific Corporation, the S&P 500 Index, and the S&P Health Care Equipment Index

$300
$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Boston Scientific Corporation
S&P 500
S&P Health Care Equipment

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

Note: The stock price performance shown on the graph above is not indicative of future price performance. This graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, regardless of any general incorporation language in such filing.

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2015	2014	2013	2012	2011
Net sales	$7,477	$7,380	$7,143	$7,249	$7,622
Gross profit	5,304	5,170	4,969	4,900	4,963
Total operating expenses	5,631	5,471	4,849	8,768	4,059
Operating income (loss)	(327)	(301)	120	(3,868)	904
Income (loss) before income taxes	(650)	(509)	(223)	(4,107)	642
Net income (loss)	(239)	(119)	(121)	(4,068)	441
Net income (loss) per common share:
Basic	$(0.18)	$(0.09)	$(0.09)	$(2.89)	$0.29
Assuming dilution	$(0.18)	$(0.09)	$(0.09)	$(2.89)	$0.29
Balance Sheet Data

As of December 31,	2015	2014	2013	2012	2011
Cash, cash equivalents and marketable securities	$319	$587	$217	$207	$267
Working capital	1,041	760	1,187	1,250	1,298
Total assets*	18,133	17,024	16,549	17,136	21,268
Borrowings (short-term)	3	403	3	4	4
Borrowings (long-term)*	5,674	3,841	4,215	4,234	4,235
Stockholders’ equity	6,320	6,457	6,539	6,870	11,353
Book value per common share**	$4.69	$4.86	$4.95	$5.07	$7.84

*Certain prior year balances related to debt issuance costs have been restated to reflect our adoption of Accounting Standards Codification Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  Amounts reclassified from other long-term assets to long-term debt were not material. Please refer to Note A - Significant Accounting Policies and Note Q - New Accounting Pronouncements to our 2015 consolidated financial statements contained in Item 8 of this Annual Report.

**Book value per common share is calculated using shares outstanding as of December 31, for each year, respectively shown.

The data above include certain charges (credits) recorded in conjunction with goodwill and other intangible asset impairments, acquisitions, divestitures, restructuring and restructuring-related activities, debt extinguishment charges, amortization, pension termination charges and/or litigation. The data above should be read in conjunction with our consolidated financial statements, including the notes thereto, included in Item 8 of this Annual Report, as well as prior year Form 10-K filings.

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
Financial Highlights and Trends

In 2015, we generated net sales of $7.477 billion, as compared to $7.380 billion in 2014, an increase of $97 million, or one percent. Our net sales were unfavorably impacted by $505 million from foreign currency fluctuations in 2015, as compared to 2014. We had no sales related to our divested Neurovascular business in 2015, compared to a reported $4 million in the prior year. Refer to Note C - Divestitures included in Item 8 of this Annual Report for additional information on the Neurovascular divestiture. Excluding the impact of foreign currency and sales from divested businesses, our net sales increased $606 million, or eight percent, as compared to the prior year. This increase included net sales of approximately $240 million in 2015, but with no prior period related net sales, due to the acquisition of the Interventional Division of Bayer AG (Bayer) and the AMS Portfolio Acquisition.1 Refer to the Business and Market Overview section for further discussion of our sales results.
Our reported net loss in 2015 was $239 million, or $0.18 per share. Our reported results for 2015 included intangible asset impairment charges; acquisition- and divestiture-related net charges; restructuring- and restructuring-related charges; litigation-related charges; pension termination charges; debt extinguishment charges; discrete tax items; and amortization expense (after-tax) of $1.506 billion, or $1.11 per share. Excluding these items, net income for 2015 was $1.267 billion, or $0.93 per share1.
Our reported net loss in 2014 was $119 million, or $0.09 per share. Our reported results for 2014 included intangible asset impairment charges; acquisition- and divestiture-related net credits; restructuring- and restructuring-related charges; litigation-related charges; discrete tax items; and amortization expense (after-tax) of $1.248 billion, or $0.93 per share. Excluding these items, net income for 2014 was $1.129 billion, or $0.84 per share1.
The following is a reconciliation of our results of operations prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2015
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(650)	$411	$(239)	$(0.18)
Non-GAAP adjustments:
Intangible asset impairment charges	19	(3)	16	0.01	*
Acquisition- and divestiture-related net charges	255	(33)	222	0.17	*
Restructuring and restructuring-related net charges	83	(14)	69	0.05	*
Litigation-related net charges	1,105	(400)	705	0.52	*
Pension termination charges	44	(16)	28	0.02	*
Debt extinguishment charges	45	(16)	29	0.02	*
Discrete tax items	—	(9)	(9)	(0.01)	*
Amortization expense	495	(49)	446	0.33	*
Adjusted net income	$1,396	$(129)	$1,267	$0.93

*Assumes dilution of 21.5 million shares for the year ended December 31, 2015 for all or a portion of these non-GAAP adjustments.

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information in this Item 7 for a discussion of management’s use of these non-GAAP financial measures.

	Year Ended December 31, 2014
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(509)	$390	$(119)	$(0.09)
Non-GAAP adjustments:
Intangible asset impairment charges	195	(30)	165	0.12	**
Acquisition- and divestiture-related net credits	(10)	(24)	(34)	(0.03)	**
Restructuring and restructuring-related net charges	117	(27)	90	0.07	**
Litigation-related net charges	1,036	(377)	659	0.49	**
Discrete tax items	—	(17)	(17)	(0.01)	**
Amortization expense	438	(53)	385	0.29	**
Adjusted net income	$1,267	$(138)	$1,129	$0.84

**Assumes dilution of 23.7 million shares for the year ended December 31, 2014 for all or a portion of these non-GAAP adjustments.

Cash generated by operating activities was $600 million in 2015, as compared to $1.269 billion in 2014. The decrease was due to litigation-related payments made during 2015. Our cash generated from operations continues to be a significant source of funds for investing in our growth, including acquisitions and strategic alliances, managing our contingencies and reducing our debt levels.

As of December 31, 2015, we had total debt of $5.677 billion, cash and cash equivalents of $319 million and working capital of $1.041 billion. We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy.

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
Our worldwide net sales of Interventional Cardiology products were $2.033 billion for the year ended December 31, 2015, or approximately 27 percent of our consolidated net sales for the year ended December 31, 2015. Our worldwide net sales of Interventional Cardiology products decreased $24 million, or one percent, in 2015, as compared to 2014. Excluding the impact of changes in foreign currency exchange rates, which had a $174 million negative impact on our Interventional Cardiology net sales in 2015, as compared to 2014, net sales of these products increased $150 million, or seven percent. The year-over-year increase in our worldwide Interventional Cardiology net sales was primarily related to sales of our WATCHMAN® device following the U.S. commercial launch during the first quarter of 2015 and our Lotus™ Valve System in Europe; along with operational growth in our other cardiology product lines, including our OptiCross™ Coronary Imaging Catheter; our iLab® Intravascular Ultrasound Imaging System and our Polaris® Imaging System; drug-eluting stents and our AngioJet™ Thrombectomy product offerings.

Worldwide sales from our drug-eluting coronary stents were $1.074 billion during 2015, as compared to $1.151 billion during 2014, representing a significant portion of our Interventional Cardiology net sales. Our drug-eluting stent systems include our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System and our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System, both of which are designed to provide physicians with improved drug-eluting stent performance in treating patients with coronary artery disease. SYNERGY™ features an ultra-thin abluminal (outer) bioabsorbable polymer coating, while PREMIER™ features a unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We received FDA approval of the SYNERGY™ technology and Japanese regulatory approval in the fourth quarter of 2015.

Our structural heart product offerings include our Lotus™ Valve System, a device for transcatheter aortic valve replacement, and our WATCHMAN® device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. In October 2013, we received CE mark approval and launched the Lotus™ Valve System in Europe. In December 2015, full trial enrollment was completed in the REPRISE III clinical trial, which is required to support FDA premarket approval for the Lotus™ Valve System. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE-mark countries and other international countries, as well as the U.S. following FDA approval in March 2015.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease, along with certain products to diagnose and ease various forms of cancer.

Our worldwide net sales of PI products were $904 million for the year ended December 31, 2015, or approximately 12 percent of our consolidated net sales for the year ended December 31, 2015. Our worldwide net sales of PI products increased $54 million, or six percent, in 2015, as compared to 2014. Excluding the impact from changes in foreign currency exchange rates, which had a $60 million negative impact on our worldwide PI net sales in 2015, as compared to 2014, net sales of these products increased $114 million, or 13 percent. The year-over-year increase in worldwide PI net sales was primarily driven by revenues from acquired Bayer products, as well as growth in our core PI franchises, our stent franchise following FDA approval and launch of our Innova™ Vascular self-expanding stent system in the U.S., our interventional oncology franchise and our drug-eluting product franchise.

On December 31, 2015, we acquired the interventional radiology portfolio of CeloNova Biosciences (CeloNova). The acquisition includes drug-eluting microspheres designed to be loaded with chemotherapy drugs for delivery to cancerous tumors, and spherical embolic products used to treat uterine fibroids and other conditions. We believe the CeloNova team and technologies will help advance our position and growth profile within the interventional oncology market.

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
Rhythm Management
Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator systems and implantable cardiac resynchronization therapy defibrillators, including the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities.

Our worldwide net sales of CRM products were $1.807 billion for the year ended December 31, 2015, or approximately 24 percent of our consolidated net sales for the year ended December 31, 2015. Our worldwide net sales of CRM products decreased $105 million, or five percent, in 2015, as compared to 2014. Excluding the impact of changes in foreign currency exchange rates, which had a $117 million negative impact on our CRM net sales in 2015, as compared to 2014, net sales of these products increased $12 million, or one percent. The year-over-year increase in worldwide CRM net sales was primarily driven by growth in our S-ICD®

net sales following the launch of our next-generation Emblem S-ICD® system in Europe and the U.S. during the second and third quarters of 2015, as well as growth in our international CRM business as we increase market share following recent product launches, partially offset by lower volumes of replacement procedures for our defibrillators due to their longevity and cardiac resynchronization therapy defibrillator (CRT-D) sales declines in certain regions due to competitive technology offerings. In addition, our global pacemaker revenue increased on a constant currency basis during 2015, as compared to 2014. This increase was primarily driven by the continued adoption of the ACCOLADE™ family of pacemakers and cardiac resynchronization therapy pacemakers, and the Ingevity™ MRI pacing lead.
The following are the U.S. and international components of our worldwide CRM net sales:

	Year Ended			Year Ended
(in millions)	December 31, 2015			December 31, 2014
	U.S.	International	Total	U.S.	International	Total
Defibrillator systems	$858	$455	$1,313	$867	$513	$1,380
Pacemaker systems	239	255	494	255	277	532
CRM products	$1,097	$710	$1,807	$1,122	$790	$1,912
Electrophysiology

Our Electrophysiology business develops less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, designed to deliver enhanced performance and responsiveness, and the Rhythmia™ Mapping System, a next-generation, catheter-based, 3-D cardiac mapping and navigation solution designed to help diagnose and treat a variety of arrhythmias.

Our worldwide net sales of Electrophysiology products were $233 million for the year ended December 31, 2015, or approximately three percent of our consolidated net sales for the year ended December 31, 2015. Our worldwide net sales of Electrophysiology products increased $6 million, or two percent, in 2015, as compared to 2014. Excluding the impact from changes in foreign currency exchange rates, which had a $14 million negative impact on our Electrophysiology net sales in 2015, as compared to 2014, net sales of these products increased $20 million, or nine percent. The year-over-year increase in worldwide Electrophysiology net sales was primarily due to increased sales of our Rhythmia™ Mapping System and EP capital products.
MedSurg
Endoscopy

Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of Endoscopy products were $1.306 billion for the year ended December 31, 2015, or approximately 18 percent of our consolidated net sales for the year ended December 31, 2015. Our worldwide net sales of Endoscopy products decreased $17 million, or one percent, in 2015, as compared to 2014. Excluding the impact from changes in foreign currency exchange rates, which had a negative $96 million impact on our Endoscopy net sales in 2015 as compared to 2014, net sales of these products increased $79 million, or six percent. The year-over-year increase in worldwide Endoscopy net sales was primarily driven by growth across several of our key product franchises, including our biliary device franchise with the launch of the SpyGlass™ DS Direct Visualization System and our AXIOS™ Stent and Electrocautery-Enhanced Delivery System for endoscopic ultrasound-guided transmural drainage of pancreatic pseudo cysts; our metal stent franchise driven by our Biliary WallFlex® product family; and our biopsy and polypectomy franchises, featuring our industry leading products such as forceps and snares.
In April 2015, we acquired Xlumena, Inc. (Xlumena), which developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract, including the AXIOS™ Stent.

Urology and Pelvic Health

Our Urology and Pelvic Health division develops and manufactures devices to treat various urological and pelvic conditions. Our worldwide net sales of Urology and Pelvic Health products were $693 million for the year ended December 31, 2015, or approximately nine percent of our consolidated net sales for the year ended December 31, 2015. Our worldwide net sales of Urology and Pelvic Health products increased $158 million, or 30 percent, in 2015, as compared to 2014. Excluding the impact from changes in foreign currency exchange rates, which had a negative $35 million impact on our Urology and Pelvic Health net sales in 2015, as compared to 2014, net sales of these products increased $193 million, or 36 percent. The year -over-year increase in worldwide Urology and Pelvic Health net sales was primarily attributable to revenue of approximately $158 million related to the AMS Portfolio Acquisition along with growth across all of our other global franchises.
In August 2015, we completed the AMS Portfolio Acquisition, which includes the men's health and prostate health businesses, from Endo International plc. The AMS Portfolio Acquisition includes the procurement of leading products for the treatment of a variety of urologic conditions, including the minimally invasive GreenLight XPS™ and HPS™ Laser Therapy Systems for treating BPH, the AMS 700™ Inflatable Penile Prosthesis for treating erectile dysfunction, and the AMS 800™ Urinary Control System for treating male stress urinary incontinence.

In May 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). IoGyn has developed the Symphion™ System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. FDA approval for the system and in October 2014, we launched the system in the U.S.
Neuromodulation

Our Neuromodulation business offers the Precision® and Precision Spectra™ Spinal Cord Stimulator systems and, in Europe, the Precision Novi™ SCS System, used for the management of chronic pain; and our Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. Our worldwide net sales of Neuromodulation products were $501 million for the year ended December 31, 2015, or approximately seven percent of our consolidated net sales for the year ended December 31, 2015. Our worldwide net sales of Neuromodulation products increased $29 million, or six percent, in 2015, as compared to 2014. Excluding the impact from changes in foreign currency exchange rates, which had a negative $9 million impact on our Neuromodulation net sales in 2015, as compared to 2014, net sales of these products increased $38 million, or eight percent. The year-over-year increase in our worldwide Neuromodulation net sales was primarily driven by share gains from our CoverEdge™ 32-contact Paddle Lead and continued adoption of the Precision Spectra™ Spinal Cord Stimulator System in the U.S. and increased net sales in Europe driven by our Vercise™ DBS System and sales of the recently launched non-rechargeable Precision Novi™ SCS System.
Emerging Markets
As part of our strategic imperatives to drive global expansion, described in Item 1 of this Annual Report, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 developing countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets revenue grew two percent, as compared to the prior year, and was approximately 10 percent of our consolidated net sales in 2015. Excluding the impact from changes in foreign currency exchange rates, which had a negative impact of 11 percent, net sales in these markets grew 13 percent.
Litigation Charges
We recorded net litigation-related charges in the amount of $1.105 billion in 2015, $1.036 billion in 2014, and $221 million in 2013. See Results of Operations below and Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report for additional information.

Neurovascular Divestiture

In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.500 billion in cash. We received $1.450 billion during 2011, $10 million during 2012, $30 million during 2013 and the final amount due to us in 2014. After the sale of our Neurovascular business to Stryker, we provided transitional services through a transition services agreement, and also manufactured and supplied products to Stryker through a supply agreement. These transition services and supply agreements substantially ended during 2013. Our sales related to our divested Neurovascular business have ceased as the various transition services and supply agreements have terminated. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. See Results of Operations below and Note C - Divestitures to our 2015 consolidated financial statements included in Item 8 of this Annual Report for additional information.

Restructuring Initiatives
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make the investments in research and development projects, capital, our people and other programs that we believe are important to drive our growth. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. We had one active restructuring program during 2015, our 2014 Restructuring Plan, which was approved by our Board of Directors on October 22, 2013. We substantially completed the activities under the plan during 2015, with the exception of certain actions associated with our plant network optimization strategy, which we expect to be complete by the end of 2016. Additional information can be found in Results of Operations below and Note H – Restructuring-related Activities to our 2015 consolidated financial statements included in Item 8 of this Annual Report.
Healthcare Policies
Political, economic and regulatory influences around the world continue to subject the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments, and health care delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies, and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payers, and other stakeholders may be significant and new therapies may take a longer period of time to gain widespread adoption.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010. The legislation imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. We recorded $78 million in 2015, $72 million in 2014 and $73 million in 2013, within our selling, general and administrative expenses. In December 2015, the Promise for Antibiotics and Therapeutics for Health Act, or PATH Act, was passed, which included legislation which temporarily suspended the 2.3 percent excise tax until December 31, 2017. The status of the tax for sales after December 31, 2017 is not clear. We intend to reinvest the amounts we would have expended on this tax into jobs, innovation, research and development, collaborations with universities, and other initiatives that will help treat patients and drive revenue growth.

We expect that pricing of medical devices will remain under pressure as alternative payment reform such as prospective payment systems for hospital care, preferential site of service payments, value-based purchasing, and accountable care organizations (ACOs) continue to take shape globally. Some governments also seek to limit the growth of healthcare costs through price regulation. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan and Europe and other markets may limit the price of, or the level at which reimbursement is provided for, our products, which in turn may influence a hospital’s or physician's selection of products used to treat patients.

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

				2015 versus 2014		2014 versus 2013
	Year Ended December 31,			As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis
(in millions)	2015	2014	2013

Interventional Cardiology	$2,033	$2,057	$1,997	(1)%	7%	3%	5%
Peripheral Interventions	904	850	809	6%	13%	5%	7%
Cardiovascular	2,937	2,907	2,806	1%	9%	4%	5%

Cardiac Rhythm Management	1,807	1,912	1,886	(5)%	1%	1%	2%
Electrophysiology	233	227	155	2%	9%	47%	48%
Rhythm Management	2,040	2,139	2,041	(5)%	1%	5%	6%

Endoscopy	1,306	1,323	1,280	(1)%	6%	3%	5%
Urology and Pelvic Health	693	535	505	30%	36%	6%	7%
Neuromodulation	501	472	453	6%	8%	4%	5%
MedSurg	2,500	2,330	2,238	7%	13%	4%	5%

Subtotal Core Businesses	7,477	7,376	7,085	1%	8%	4%	6%
Divested Businesses	—	4	58	N/A	N/A	(91)%	(91)%
Worldwide	$7,477	$7,380	$7,143	1%	8%	3%	5%

The constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note O - Segment Reporting to our 2015 consolidated financial statements contained in Item 8 of this Annual Report. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely. Refer to Executive Summary for further discussion of our net sales and a comparison of our 2015 and 2014 net sales.

In 2014, we generated net sales of $7.380 billion, as compared to $7.143 billion in 2013, an increase of $237 million, or three percent. Our net sales were unfavorably impacted by $99 million from foreign currency fluctuations in 2014 as compared to 2013 and sales related to our divested Neurovascular business declined $54 million in 2014. Excluding the impact of foreign currency and sales from divested businesses, our net sales increased $390 million, or six percent, as compared to the prior year. This increase was due primarily to constant currency increases in net sales from our Interventional Cardiology business of $97 million; from our Electrophysiology business of $74 million, primarily due to our acquisition of the electrophysiology business of C.R. Bard Inc. in November 2013; from our Endoscopy business of $66 million, and from our Peripheral Interventions business of $56 million.

Gross Profit
Our gross profit was $5.304 billion in 2015, $5.170 billion in 2014, and $4.969 billion in 2013. As a percentage of net sales, our gross profit increased to 70.9 percent in 2015, as compared to 70.1 percent in 2014 and 69.6 percent in 2013. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended December 31,
	2015	2014
Gross profit - prior year	70.1%	69.6%
Manufacturing cost reductions	1.8%	1.8%
Neurovascular divestiture	—%	0.4%
Sales pricing and mix	(0.6)%	(1.5)%
Inventory step-up due to acquisition accounting	(0.4)%	(0.1)%
Net impact of foreign currency	0.5%	0.2%
All other, including other inventory charges and other period expense	(0.5)%	(0.3)%
Gross profit - current year	70.9%	70.1%

The increase in our gross profit margin for 2015, as compared to 2014, primarily resulted from manufacturing cost reductions as a result of our restructuring and other process improvement programs. Partially offsetting these factors was the net negative impact of pricing declines related primarily to sales of our drug-eluting stent and CRM products. In addition, in connection with the accounting for the AMS Portfolio Acquisition, we adjusted acquired inventory from manufacturing cost to fair value. The step-up in value is amortized through gross profit over an average estimated inventory turnover period. In 2015, we recorded increased cost of $36 million associated with the step-up.

The increase in our gross profit margin for 2014, as compared to 2013, primarily resulted from manufacturing cost reductions as a result of our restructuring and other process improvement programs, as well as the positive impacts of lower sales related to our divested businesses, as these sales were at significantly lower gross profit margins. Partially offsetting these factors was the net negative impact of pricing declines related primarily to sales of our drug-eluting stent and CRM products and changes in the mix of our product sales.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2015		2014		2013
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	2,873	38.4%	2,902	39.3%	2,674	37.4%
Research and development expenses	876	11.7%	817	11.1%	861	12.0%
Royalty expense	70	0.9%	111	1.5%	140	2.0%
Selling, General and Administrative (SG&A) Expenses
In 2015, our SG&A expenses decreased $29 million, or one percent, as compared to 2014, and were 90 basis points lower as a percentage of net sales. This decrease was driven by the impacts of our foreign currency fluctuations and declines in spending as a result of our restructuring and other cost reduction initiatives.
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

Research and Development (R&D) Expenses
We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses. In 2015, our R&D expenses increased $59 million, or seven percent, as compared to 2014, and were 60 basis points higher as a percentage of net sales. The increase was due primarily to investments across all of our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth and increased cost related to recent acquisitions and alliances, partially offset by the favorable impact of foreign currency fluctuations.
In 2014, our R&D expenses decreased $44 million, or approximately five percent, as compared to 2013, and were 90 basis points lower as a percentage of net sales. The decrease was due primarily to the benefits from our initiatives to transform our research and development efforts to be more effective and cost efficient, as well as the timing of certain R&D programs.
Royalty Expense
In 2015, our royalty expense decreased $41 million, or 37 percent, as compared to 2014, and was 60 basis points lower as a percentage of net sales. The decrease relates primarily to the renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure.
In 2014, our royalty expense decreased $29 million, or 21 percent, as compared to 2013, and was 50 basis points lower as a percentage of net sales. The decrease relates primarily to the renegotiation of a royalty agreement in the second quarter of 2014 that resulted in a lower royalty rate structure.
Amortization Expense
Our amortization expense was $495 million in 2015, as compared to $438 million in 2014, an increase of $57 million or 13 percent. This increase was due primarily to amortizable intangible assets acquired in the AMS Portfolio Acquisition.
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
Goodwill & Intangible Asset Impairment Charges
We have recorded intangible asset impairment charges, including impairments of in-process research and development, of $19 million in 2015, $195 million in 2014 and $53 million in 2013.
In 2013, we recorded a goodwill impairment charge of $423 million following our reorganization from geographic regions to global business units on January 1, 2013. No goodwill impairment charges were recorded in 2015 and 2014.
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
Contingent Consideration Expense
We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $123 million in 2015, a net benefit of $85 million in 2014 and a net expense of $4 million in 2013. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements contained in Item 8 of this Annual Report for further discussion of our contingent consideration expense associated with our acquisitions. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.
Restructuring-related Activities and Charges

We recorded restructuring charges pursuant to our restructuring plan of $26 million during 2015, $69 million during 2014, and $101 million during 2013. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $57 million during 2015, $48 million during 2014, and $23 million during 2013. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
2014 Restructuring Plan

As of December 31, 2015, we have recorded total costs of $229 million under the 2014 Restructuring Plan, of which $125 million has been recorded as restructuring charges and the remaining portion has been recorded through other lines within our consolidated statements of operations. We estimate that the 2014 Restructuring Plan will result in total pre-tax charges of approximately $255 million to $270 million and reduce gross annual expenses by approximately $200 million by the end of 2016. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives.
Other Restructuring Plans
Our other restructuring plans, including our 2011 Restructuring Plan and our prior year Plant Network Optimization Program were substantially completed by the end of 2013.
We made cash payments of $95 million in 2015, $112 million in 2014, and $141 million in 2013 associated with our restructuring initiatives.

See Note H - Restructuring-related Activities to our consolidated financial statements included in Item 8 of this Annual Report for additional details on our restructuring plans and activities.
Litigation-related Charges and Credits

We recorded net litigation-related charges in the amount of $1.105 billion in 2015, $1.036 billion in 2014, and $221 million in 2013. The net charges recorded in 2015 include amounts related to transvaginal surgical mesh product liability cases and claims, the Mirowski lawsuit and certain other items. The net charges recorded in 2014 include a $600 million charge related to the agreement between our subsidiary, Guidant Corporation (Guidant) and Johnson & Johnson signed on February 13, 2015, to settle the breach of merger agreement lawsuit brought by Johnson & Johnson, stemming from our acquisition of Guidant. In exchange, we made aggregate payments totaling $600 million to Johnson & Johnson during 2015. The 2014 net charges also include amounts related to transvaginal surgical mesh product liability cases and claims and certain other items. These charges are excluded by management for purposes of evaluating operating performance. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See Note K - Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this Annual Report for additional discussion of our litigation-related matters.

Pension Termination Charges

We recorded pension termination charges of $44 million during 2015, which are associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. No pension termination charges were recorded during 2014 and 2013. We do not expect to incur any additional charges in the future related to the termination of the Guidant Retirement Plan. The pension termination charges are excluded by management for purposes of evaluating operating performance.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We recorded a pre-tax gain of $12 million during 2014 and a gain of $38 million during 2013 associated with the transaction. These divestiture-related gains are excluded by management for purposes of evaluating operating performance.
Interest Expense
Our interest expense increased to $284 million in 2015, as compared to $216 million in 2014. The increase was primarily due to incremental debt to finance the AMS Portfolio Acquisition, offset by savings from the re-financing of our senior notes, along with a pre-tax charge of approximately $45 million associated with debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.000 billion of debt during the second quarter of 2015. Debt extinguishment charges are excluded by management for purposes of evaluating operating performance. Our average borrowing rate was 5.2 percent in 2015, including the impact of debt extinguishment charges, and 4.8 percent in 2014. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit

Arrangements to our 2015 consolidated financial statements contained in Item 8 of this Annual Report for information regarding our debt obligations.
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
Other, net
Our other, net reflected expense of $39 million in 2015, income of $8 million in 2014, and expense of $19 million in 2013. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2015	2014	2013
Interest income	$5	$5	$6
Foreign currency losses	(21)	(18)	(11)
Net gains (losses) on investments	(9)	27	(9)
Other expense, net	(14)	(6)	(5)
	$(39)	$8	$(19)

During 2015, we recognized net losses on investments of $9 million due to equity method adjustments on investments and investment impairments. During 2014, we recognized gains of $19 million associated with the acquisition of IoGyn, Inc. related to previously held investments and other net gains related to our investment portfolio of $8 million. During 2013, we recognized losses on investments of $9 million due to equity method adjustments on investments and investment impairments. The acquisition-related gains from previously held investments are excluded by management for purposes of evaluating operating performance.
Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2015	2014	2013
Reported tax rate	63.2%	76.7%	46.0%
Impact of certain receipts/charges*	(53.5)%	(64.5)%	(35.4)%
	9.7%	12.2%	10.6%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2015, as compared to 2014 and 2013, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate.

In 2015, these receipts and charges included intangible asset impairment charges, acquisition-related items, litigation- and restructuring-related items, pension termination charges, and debt extinguishment charges. Our reported tax rate for 2015 was also affected by discrete items primarily related to settlement of various uncertain tax positions and reinstatement of certain tax legislation that has been retroactively applied.

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

In 2013, these receipts and charges included goodwill and intangible asset impairment charges, acquisition- and divestiture-related net charges, litigation- and restructuring-related charges, and debt extinguishment charges. Our reported tax rate for 2013 was also affected by discrete tax items related primarily to the resolution of various uncertain tax positions resulting from the expiration of the statute of limitations for assessing tax in certain jurisdictions and benefit due to reinstatement of certain tax legislation that has been retroactively applied. Excluding the impact of these receipts and charges in 2015, 2014 and 2013, the change in our reported tax rate between years is primarily the result of shifts in the geographic mix of our business and in 2015, the impact of foreign currency fluctuations.

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

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment. In addition, we believe that the IRS positions with regard to these matters are inconsistent with the applicable tax laws and the existing Treasury regulations. We believe we have meritorious defenses for our tax filings, and we have filed petitions with the U.S. Tax Court contesting the Notices of Deficiency for the 2001 - 2007 tax years in challenge. We currently expect the trial in this matter to begin in the second half of 2016. Furthermore, we have submitted a letter to the IRS protesting the Revenue Agent Report for the 2008 - 2010 tax years and requesting an administrative appeal hearing. We do not believe that the IRS will hear our appeal until the Tax Court case is concluded.

No payments on the net assessments would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe our income tax reserves associated with these matters are adequate as of December 31, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

See Note J - Income Taxes to our consolidated financial statements included in Item 8 of this Annual Report for additional details on our tax rate and our tax court disputes.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations and access to capital markets and credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, fund possible mergers and/or acquisitions and service and repay our existing debt.
As of December 31, 2015, we had $319 million of cash and cash equivalents on hand, comprised of $118 million invested in money market and government funds and $201 million in short-term time deposits and interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and $300 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below.
The following provides a summary and description of our net cash inflows (outflows) for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in millions)	2015	2014	2013
Cash provided by operating activities	$600	$1,269	$1,110
Cash used for investing activities	(2,186)	(745)	(475)
Cash provided by (used for) financing activities	1,322	(150)	(624)

Operating Activities
During 2015, we generated $600 million of cash from operating activities, as compared to $1.269 billion in 2014, a decrease of $669 million or 53 percent. This decrease was primarily due to $600 million of payments to Johnson & Johnson as a result of the settlement agreement signed on February 13, 2015 to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant in 2006. As a result of the settlement agreement, Johnson & Johnson agreed to dismiss permanently its action without acknowledgment of liability by Guidant. In exchange, we made aggregate payments totaling $600 million to Johnson & Johnson.
During 2014, we generated $1.269 billion of cash from operating activities, as compared to $1.110 billion in 2013, an increase of $159 million, or 14 percent. This increase was primarily due to reductions in our accounts receivable due to a government funded settlement of outstanding receivables in Spain during 2014 and lower payments related to interest and costs associated with debt extinguishment; partially offset by increases in our inventory levels and higher payments related to contingent consideration.
Investing Activities
During 2015, cash used for investing activities was $2.186 billion. Our investing activities included $1.734 billion of payments, net of cash acquired, for acquisitions, including the AMS Portfolio Acquisition, CeloNova and Xlumena; along with $266 million of payments related to strategic investments, including equity investments in Preventice, Inc. and Frankenman Medical Equipment Company. Cash used for investing activities also included purchases of property, plant and equipment of $247 million. We intend to invest approximately $350 million in purchases of property, plant and equipment during 2016.
During 2014, cash used for investing activities was $745 million. Our investing activities included $486 million of payments for the acquisitions of IoGyn and the Interventional Division of Bayer, net of cash acquired. Cash used for investing activities also included purchases of property, plant and equipment of capital expenditures of $259 million.
During 2013, cash used for investing activities was $475 million. Our investing activities included capital expenditures of $245 million and a $274 million payment for the acquisition of C.R. Bard's electrophysiology business. These expenditures were partially offset by $53 million of proceeds received from the sale of our Natick, Massachusetts headquarters in 2013.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, proceeds from stock issuances related to our equity incentive programs and repurchases of common stock pursuant to our authorized repurchase programs, discussed in Note L - Stockholders' Equity to our consolidated financial statements included in Item 8 of this Annual Report. Additionally, our financing activities included $156 million of contingent payments in 2015, $34 million of payments in 2014 and $160 million of payments in 2013 associated with our previous acquisitions.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors of this Annual Report, some of which are outside our control. Macroeconomic conditions, adverse litigation outcomes and other risk and uncertainties could limit our ability to successfully execute our business plans and adversely affect our liquidity plans.
Debt

We had total debt of $5.677 billion as of December 31, 2015 and $4.244 billion as of December 31, 2014 which consisted of the following:
Credit Facilities
In April 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures in April 2020. There were no amounts borrowed under our current or prior revolving credit facility as of December 31, 2015 or December 31, 2014.
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. We had no borrowings outstanding under this facility as of December 31, 2015 and December 31, 2014.
Term Loans
In April 2015, we entered into a $750 million, unsecured term loan facility (2015 Term Loan). We had $750 million outstanding under the 2015 Term Loan as of December 31, 2015.

In August 2013, we entered into a $400 million, unsecured term loan facility (2013 Term Loan). We had $250 million outstanding under the 2013 Term Loan as of December 31, 2015 and $400 million outstanding as of December 31, 2014.
Our revolving credit facility and our term loan facilities require that we maintain certain financial covenants as outlined in Note F - Borrowings and Credit Agreements to our consolidated financial statements contained in Item 8 of this Annual Report. As of and through December 31, 2015, we were in compliance with the required covenants. Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

Senior Notes

We had $4.650 billion of senior notes outstanding as of December 31, 2015 and $3.800 billion outstanding as of December 31, 2014. Our senior notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, to the extent if directly borrowed by our subsidiaries and liabilities of our subsidiaries.
The debt maturity schedule for the significant components of our debt obligations as of December 31, 2015 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term Loans	—	85	390	150	375	—	1,000
	$—	$335	$990	$150	$1,825	$2,350	$5,650

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes or debt issuance costs.

Other Arrangements
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $392 million as of December 31, 2015. We de-recognized $151 million of receivables as of December 31, 2015 at an average interest rate of 2.4 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent. In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $175 million as of December 31, 2015). We de-recognized $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent.
As of December 31, 2015, we had outstanding letters of credit of $44 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2015 and 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees.
For additional details related to our debt, including our revolving credit facilities, term loans, senior notes and other arrangements, see Note F - Borrowings and Credit Arrangements to our consolidated financial statements included in Item 8 of this Annual Report.
Equity
During 2015 we received $114 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $60 million in 2014 and $74 million 2013. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
We repurchased 10 million shares for $125 million during 2014, and 51 million shares for $500 million during 2013. No share repurchases were made in 2015. As of December 31, 2015, we had remaining approximately $535 million authorized under our 2013 share repurchase program. There were approximately 248 million shares in treasury as of December 31, 2015 and December 31, 2014.

Stock-based compensation expense related to our stock equity compensation and ownership plans was $107 million in 2015, $103 million in 2014, and $105 million in 2013. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.
Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2015.

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations	$—	$335	$990	$150	$1,825	$2,350	$5,650
Interest payments (1)	232	225	214	192	153	1,021	2,037
Lease obligations (1)	58	44	36	27	21	43	229
Purchase obligations (1)	291	14	4	—	—	5	314
Minimum royalty obligations (1)	4	4	4	4	3	3	22
Unrecognized tax benefits	8	—	—	—	—	—	8
	$593	$622	$1,248	$373	$2,002	$3,422	$8,260

(1)	In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.
The amounts in the table above with respect to lease obligations represent amounts pursuant to contractual arrangements for the lease of property, plant and equipment used in the normal course of business. Purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. Royalty obligations reported above represent minimum contractual obligations under our current royalty agreements. The table above does not reflect unrecognized tax benefits of $1.056 billion the timing of which is uncertain. Refer to Note J – Income Taxes to our consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.
With certain of our acquisitions, we acquired in-process research and development projects that require future funding to complete the projects. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We estimate that the total remaining cost to complete the in-process research and development projects we acquired is between $100 million and $150 million. Net cash inflows from the projects currently in development are expected to commence in 2016 through 2024, following the respective launches of these technologies in the U.S., Europe and Japan. Certain of our acquisitions also involve the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with prior acquisitions and the fair value of our contingent consideration liabilities as of December 31, 2015.

Legal Matters
For a discussion of our material legal proceedings see Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report.
Critical Accounting Estimates
Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP.
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. We consider estimates to be critical if (i) we are required to make assumptions about material matters that are uncertain at the time of estimation or if (ii) materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Bad Debt Reserves, Inventory Provisions, Valuation of Contingent Consideration Liabilities and Intangible Assets, Goodwill Valuation, Legal and Product Liability Accruals and Income Taxes.

See Note A-Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report for additional information related to our accounting policies and our consideration of these critical accounting areas. In addition, see Note B – Acquisitions and Strategic Investments and Note D - Goodwill and Other Intangible Assets for further discussion on the valuation of goodwill and intangible assets and contingent consideration; Note J -Income Taxes for further discussion on income tax related matters and Note K - Commitments and Contingencies for further discussion on legal and product liability matters.
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

Many of our CRM product offerings combine the sale of a device with our LATITUDE® Patient Management System, which represents a future service obligation. For revenue arrangements with multiple deliverables, where the sale of a device is combined with a future service obligation, we defer revenue on the undelivered element and recognize this revenue over the related service period. Generally, we do not have vendor specific objective evidence of selling price available related to our future service obligations; therefore, we determine our estimates of selling price using third party evidence when available; otherwise, we use our best estimate of selling price. We allocate arrangement consideration using the relative selling price method. The use of alternative estimates of fair value could result in a different amount of revenue deferral.
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
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. If the carrying value of the intangible asset is not recoverable,we will write the carrying value down to fair value in the period identified. We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets, or more frequently if change in circumstance or indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles-Goodwill and Other. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.
Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (Topic 350). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. For our 2015, 2014 and 2013 annual impairment assessment we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation.

During 2015, 2014 and 2013, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC, are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, as of the date of our annual goodwill impairment test, keeping all other variables constant, a combined increase of 50 basis points in the WACC along with a simultaneous decrease of 150 basis points in the long term growth rate applied would require that we perform the second step of the goodwill impairment test for our global Electrophysiology reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may result in impairment of our goodwill.
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
Income Taxes
We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Therefore, judgment is required based on individual facts, circumstances and information available in determining whether or not based on technical merits, the position will be sustained upon examination. In our opinion, we have made adequate provisions for income taxes in determining our worldwide income tax position for all years subject to audit.
New Accounting Pronouncements
See Note Q - New Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report for additional information on Standards Implemented and Standards to be Implemented.
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

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income (loss) and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income (loss) per share. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure and the non-GAAP financial measure that excludes sales from divested businesses is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the relevant sections of this Annual Report.

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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures as well as reasons for excluding each of these individual items:

Adjusted Net Income and Adjusted Net Income per Share

•
Goodwill and other intangible asset impairment charges - These charges represent (a) non-cash write-downs of certain intangible asset balances during 2015, 2014, and 2013; and (b) a non-cash write-down of our goodwill balance attributable to our global Cardiac Rhythm Management reporting unit in the first quarter of 2013. We remove the impact of non-cash impairment charges from our operating performance to assist in assessing our cash generated from operations. We believe this is a critical metric for us in measuring our ability to generate cash and invest in our growth. Therefore, these charges are excluded from management's assessment of operating performance and are also excluded for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance, particularly in terms of liquidity.

•
Acquisition- and divestiture related net charges (credits) - These adjustments consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) purchased and/or funded in-process research and development expenses incurred outside of a business combination; (d) due diligence, other fees, inventory step-up amortization, and integration and exit costs; and (e) separation costs and gains primarily associated with the sale of our Neurovascular business in January 2011. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees, inventory step-up amortization, and integration and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions and divestitures that can be highly variable and not representative of ongoing operations. Separation costs and gains on the sale of a business unit primarily represent those associated with the Neurovascular divestiture and are not representative of ongoing operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related net charges (credits) - These adjustments represent primarily severance and other direct costs associated with our restructuring programs. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these costs for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Debt extinguishment charges - These charges represent premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.0 billion of public senior notes during the second quarter of 2015 and the early extinguishment of $1.450 billion of debt during the third quarter of 2013. These adjustments are not expected to recur and do not reflect expected ongoing operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Rule 10b5-1 Trading Plans by Executive Officers

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of deferred stock units. These plans are entered into at a time when the person is not in possession of material non-public information about our company. We disclose details regarding individual Rule 10b5-1 Trading Plans on the Investor Relations section of our website.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.
The AMS Portfolio Acquisition
On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, management has excluded the AMS Portfolio Acquisition from its assessment of internal control over financial reporting as of December 31, 2015 as the acquisition was completed in August 2015. We are permitted to omit an assessment of an acquired business's internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. The AMS Portfolio Acquisition represents 1% of our total assets and 2% of our total revenues as of December 31, 2015.

/s/ Michael F. Mahoney	/s/ Daniel J. Brennan

Michael F. Mahoney	Daniel J. Brennan
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control---Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the subsidiaries and assets of American Medical Systems that were acquired by Boston Scientific Corporation, which are included in the 2015 consolidated financial statements of Boston Scientific Corporation and constituted approximately 1% of total assets (excluding the goodwill and intangibles which were included in management’s assessment of the internal control over financial reporting as of December 31, 2015) and approximately 2% of revenues for the year then ended. Our audit of internal control over financial reporting of Boston Scientific Corporation also did not include an evaluation of the internal control over financial reporting of the subsidiaries and assets of American Medical Systems that were acquired by Boston Scientific Corporation.

In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Boston Scientific Corporation and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2016

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3.547 billion as of December 31, 2015 and $4.648 billion as of December 31, 2014. We recorded $237 million of other assets and $23 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2015, as compared to $419 million of other assets and $36 million of other liabilities as of December 31, 2014. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $155 million as of December 31, 2015 and $210 million as of December 31, 2014. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $189 million as of December 31, 2015 and by $257 million as of December 31, 2014. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the first quarter of 2015. We had no interest rate derivative instruments outstanding as of December 31, 2015. As of December 31, 2015, $4.675 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 82 percent of our total debt.
See Note E – Fair Value Measurements to our 2015 consolidated financial statements contained in Item 8 of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2016

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
in millions, except per share data	2015	2014	2013

Net sales	$7,477	$7,380	$7,143
Cost of products sold	2,173	2,210	2,174
Gross profit	5,304	5,170	4,969

Operating expenses:
Selling, general and administrative expenses	2,873	2,902	2,674
Research and development expenses	876	817	861
Royalty expense	70	111	140
Amortization expense	495	438	410
Goodwill impairment charges	—	—	423
Intangible asset impairment charges	19	195	53
Contingent consideration expense (benefit)	123	(85)	4
Restructuring charges	26	69	101
Litigation-related charges	1,105	1,036	221
Pension termination charges	44	—	—
Gain on divestiture	—	(12)	(38)
	5,631	5,471	4,849
Operating income (loss)	(327)	(301)	120

Other income (expense):
Interest expense	(284)	(216)	(324)
Other, net	(39)	8	(19)
Income (loss) before income taxes	(650)	(509)	(223)
Income tax (benefit) expense	(411)	(390)	(102)
Net income (loss)	$(239)	$(119)	$(121)

Net income (loss) per common share — basic	$(0.18)	$(0.09)	$(0.09)
Net income (loss) per common share — assuming dilution	$(0.18)	$(0.09)	$(0.09)

Weighted-average shares outstanding
Basic	1,341.2	1,324.3	1,341.2
Assuming dilution	1,341.2	1,324.3	1,341.2

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2015	2014	2013
Net income (loss)	$(239)	$(119)	$(121)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	(22)	10
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(67)	78	107
Net change in unrealized costs associated with certain retirement plans	27	(18)	22
Total other comprehensive income (loss)	(56)	38	139
Total comprehensive income (loss)	$(295)	$(81)	$18

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
in millions, except share and per share data	2015	2014
		(restated*)
ASSETS
Current assets:
Cash and cash equivalents	$319	$587
Trade accounts receivable, net	1,275	1,183
Inventories	1,016	946
Deferred and prepaid income taxes	496	447
Other current assets	365	443
Total current assets	3,471	3,606
Property, plant and equipment, net	1,490	1,507
Goodwill	6,473	5,898
Other intangible assets, net	6,194	5,606
Other long-term assets	505	407
TOTAL ASSETS	$18,133	$17,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$3	$403
Accounts payable	209	262
Accrued expenses	1,970	1,950
Other current liabilities	248	231
Total current liabilities	2,430	2,846
Long-term debt	5,674	3,841
Deferred income taxes	735	1,214
Other long-term liabilities	2,974	2,666

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,594,213,786 shares as of December 31, 2015 and 1,575,018,236 shares as of December 31, 2014	16	16
Treasury stock, at cost - 247,566,270 shares as of December 31, 2015 and 247,566,270 shares as of December 31, 2014	(1,717)	(1,717)
Additional paid-in capital	16,860	16,703
Accumulated deficit	(8,927)	(8,689)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(54)	(38)
Unrealized gain on derivative financial instruments	152	219
Unrealized costs associated with certain retirement plans	(10)	(37)
Total stockholders’ equity	6,320	6,457
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,133	$17,024

See notes to the consolidated financial statements.

*Certain prior year balances related to debt issuance costs have been restated to reflect our adoption of Accounting Standards Codification Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  Amounts reclassified from other long-term assets to long-term debt were not material. Please refer to Note A - Significant Accounting Policies and Note Q - New Accounting Pronouncements for additional details.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive
in millions, except share data	Shares Issued	Par Value	Stock	Capital	Deficit	Income (Loss)
Balance as of December 31, 2012	1,542,347,188	$15	$(1,092)	$16,429	$(8,449)	$(33)
Net loss					(121)
Changes in other comprehensive income (loss), net of tax
Foreign currency translation adjustment						10
Net change in derivative financial instruments						107
Net change in certain retirement plans						22
Impact of stock-based compensation plans, net of tax	17,955,446	1		150
Acquisition of treasury stock			(500)
Balance as of December 31, 2013	1,560,302,634	$16	$(1,592)	$16,579	$(8,570)	$106
Net loss					(119)
Changes in other comprehensive income (loss), net of tax
Foreign currency translation adjustment						(22)
Net change in derivative financial instruments						78
Net change in certain retirement plans						(18)
Impact of stock-based compensation plans, net of tax	14,715,602	—		124
Acquisition of treasury stock			(125)
Balance as of December 31, 2014	1,575,018,236	$16	$(1,717)	$16,703	$(8,689)	$144

Net loss					(239)
Changes in other comprehensive income (loss), net of tax
Foreign currency translation adjustment						(16)
Net change in derivative financial instruments						(67)
Net change in certain retirement plans						27
Impact of stock-based compensation plans, net of tax	19,195,550	—		157
Rounding			—		1
Balance as of December 31, 2015	1,594,213,786	$16	$(1,717)	$16,860	$(8,927)	$88

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2015	2014	2013
Operating Activities
Net income (loss)	$(239)	$(119)	$(121)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Gain on sale of businesses	—	(12)	(38)
Depreciation and amortization	769	725	689
Deferred and prepaid income taxes	(532)	(397)	(223)
Stock-based compensation expense	107	103	105
Goodwill impairment charges	—	—	423
Intangible asset impairment charges	19	195	53
Net losses (gains) on investments and notes receivable	9	(27)	9
Contingent consideration expense (benefit)	123	(85)	4
Payment of contingent consideration in excess of amounts established in purchase accounting	(57)	(103)	(5)
Pension termination charges	44	—	—
Inventory step-up amortization	36	9	—
Other, net	41	18	31
Increase (decrease) in cash flows from operating assets and liabilities:
Trade accounts receivable	(17)	53	(101)
Inventories	3	(81)	(7)
Other assets	(23)	(33)	91
Accounts payable and accrued expenses	(20)	620	(9)
Other liabilities	337	403	209
Cash provided by operating activities	600	1,269	1,110

Investing Activities
Purchases of property, plant and equipment	(247)	(259)	(245)
Proceeds on disposals of property, plant and equipment	—	—	53
Payments for acquisitions of businesses, net of cash acquired	(1,734)	(486)	(274)
Proceeds from business divestitures, net of costs	—	12	30
Payments for investments and acquisitions of certain technologies	(266)	(26)	(44)
Proceeds from investments and collections of notes receivable	61	14	5
Cash used for investing activities	(2,186)	(745)	(475)

Financing Activities
Payments of contingent consideration amounts previously established in purchase accounting	(156)	(34)	(160)
Proceeds from long-term borrowings, net of debt issuance costs	2,580	—	1,440
Payments on long-term borrowings	(1,150)	—	(1,450)
Proceeds from borrowings on credit facilities	565	810	340
Payments on borrowings from credit facilities	(565)	(810)	(340)
Payments for acquisitions of treasury stock	—	(125)	(500)
Cash used to net share settle employee equity awards	(66)	(51)	(28)
Proceeds from issuances of shares of common stock	114	60	74
Cash provided by (used for) financing activities	1,322	(150)	(624)

Effect of foreign exchange rates on cash	(4)	(4)	(1)

Net increase (decrease) in cash and cash equivalents	(268)	370	10
Cash and cash equivalents at beginning of period	587	217	207
Cash and cash equivalents at end of period	$319	$587	$217

Supplemental Information
Cash paid for income taxes, net	$80	$74	$67
Cash paid for interest	283	221	329
Fair value of contingent consideration recorded in purchase accounting	63	3	—
See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial or operating interests in any VIEs and therefore did not consolidate any VIEs during the years ended December 31, 2015, 2014, and 2013.

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

Additionally, certain prior year balances related to debt issuance costs have been restated to reflect our adoption of Accounting Standards Codification Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  Amounts reclassified from other long-term assets to long-term debt were not material. Refer to Note Q - New Accounting Pronouncements for additional information on our adoption of the accounting pronouncement.

Subsequent Events

We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. On January 29, 2016, following a ruling by the Maryland Court of Special Appeals related to litigation with Mirowski Family Ventures LLC, we increased our accrual related to this matter. This is considered a material recognized subsequent event and has been reflected appropriately in our accompanying consolidated financial statements. See Note K – Commitments and Contingencies for further details. In addition, those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. See Note K– Commitments and Contingencies for further details.

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

We record available-for-sale investments at fair value and exclude unrealized gains and temporary losses on available-for-sale securities from earnings, reporting such gains and losses, net of tax, as a separate component of stockholders’ equity, until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We held no available-for-sale securities during 2015, 2014, and 2013.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institutions and generally do not require collateral. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on historical information and management's best estimates. Amounts determined to be uncollectible are written off against this reserve. We recorded write-offs of uncollectible accounts receivable of $16 million in 2015, $15 million in 2014, and $12 million in 2013. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2015, 2014, and 2013 or accounts receivable at December 31, 2015 or 2014; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Spain and Portugal are subject to an increased number of days outstanding relative to other countries prior to payment. Historically, receivable balances with certain publicly-owned hospitals in these countries accumulate over a period of time and are then subsequently settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2015, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write-offs of uncollectible amounts may increase.

Revenue Recognition

We generate revenue primarily from the sale of single-use medical devices, and present revenue net of sales taxes in our consolidated statements of operations. We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless we are required to provide additional services, and provided we can form an estimate for sales returns. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For revenue arrangements with multiple deliverables, where the sale of a device is combined with a future service obligation, we defer revenue on the undelivered element and recognize this revenue over the related service period. Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE® Patient Management System, which represents a future service obligation. Generally, we do not have vendor specific objective evidence of selling price available related to our future service obligations; therefore, we determine our estimates of selling price using third party evidence when available; otherwise, we use our best estimate of selling price. We allocate arrangement consideration using the relative selling price method.

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

Changes in our product warranty accrual during 2015, 2014, and 2013 consisted of the following (in millions):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$25	$28	$26
Provision	15	9	12
Settlements/ reversals	(17)	(12)	(10)
Ending balance	$23	$25	$28

Inventories

We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory. Approximately 40 percent of our finished goods inventory as of December 31, 2015 and December 31, 2014 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Property, Plant and Equipment

We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to ten year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $274 million in 2015, $287 million in 2014, and $279 million in 2013.

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

We use the income approach to determine the fair values of our in-process research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. We apply a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition. See Note D - Goodwill and Other Intangible Assets for more information related to indefinite-lived intangibles, including in-process research and development during 2015, 2014, and 2013.

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

We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). See Note D - Goodwill and Other Intangible Assets for more information related to impairments of intangible assets during 2015, 2014, and 2013.

For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees, and other expenditures directly related to securing the patent.

Goodwill Valuation

Effective as of January 1, 2013, we reorganized our business from geographic regions to fully operationalized global business units. Our reorganization changed our reporting structure and changed the composition of our reporting units for goodwill impairment testing purposes. Following the reorganization, based on information regularly reviewed by our chief operating decision maker, we have three new global reportable segments consisting of: Cardiovascular, Rhythm Management, and MedSurg. We determined our new global reporting units by identifying our operating segments and assessing whether any components of these segments constituted a business for which discrete financial information is available and whether segment management regularly reviews the operating results of any components. Through this process, we identified the following global reporting units as of January 1, 2013: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health, and Neuromodulation.

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (Topic 350). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our 2015, 2014 and 2013 annual impairment assessment we identified seven reporting units, including Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health, and Neuromodulation.

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

During 2015, 2014, and 2013, we used only the income approach, specifically the Discounted Cash Flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

Investments in Publicly Traded and Privately Held Entities

We account for our publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We held no available-for-sale securities during 2015, 2014, and 2013.
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary in accordance with ASC Topic 323, Investments - Equity Method and Joint Ventures. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. We account for investments in entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee in accordance with ASC Topic 325, Investments - Other. In addition, we have notes receivable from certain companies that we account for in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Refer to Note B - Acquisitions and Strategic Investments for additional details on the balances of our equity and cost method investments.

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

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because we intend to permanently reinvest such earnings outside the U.S. As of December 31, 2015, the cumulative amount of excess financial reporting basis over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested is approximately $8.9 billion. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Therefore, judgment is required based on individual facts, circumstances and information available in determining whether or not based on technical merits, the position will be sustained upon examination. In our opinion, we have made adequate provisions for income taxes in determining our worldwide income tax position for all years subject to audit. Although we believe our estimates are reasonable, the final outcome of open tax matters may be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results. See Note J - Income Taxes for further information and discussion of our income tax provision and balances.

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

Translation of Foreign Currency

We translate all assets and liabilities of foreign subsidiaries from local currency into U.S. dollars using the year-end exchange rate, and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive income. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. We did not record any highly inflationary economy translation adjustments in 2015, 2014 or 2013.

Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments. We recognized net foreign currency transaction losses of $21 million in 2015, $18 million in 2014, and $11 million in 2013.

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

Shipping and Handling Costs

We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $93 million in 2015, $100 million in 2014, and $97 million in 2013 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Indefinite-lived Intangibles, including In-Process Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations and asset purchases.

Employee Retirement Plans

Following our 2006 acquisition of Guidant Corporation, we sponsored the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The plan was partially frozen as of September 25, 1995 and completely frozen as of May 31, 2007, and was terminated effective December 1, 2014. During 2015, we finalized the termination process and settled the plan’s obligations. As a result, we recorded pension termination charges of $44 million for the year ended December 31, 2015.

We continue to sponsor the Guidant Supplemental Retirement Plan, a frozen, nonqualified defined benefit plan for certain former officers and employees of Guidant. The Guidant Supplemental Retirement Plan was partially funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. We also maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and division presidents and certain persons that may have served in these roles. Participants may retire with unreduced benefits once retirement conditions have been satisfied. In addition, we maintain retirement plans covering certain international employees.

We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income (OCI). The outstanding obligation as of December 31, 2015 and 2014 is as follows:

	As of December 31, 2015			As of December 31, 2014
(in millions)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized
Executive Retirement Plan	$14	$—	$14	$13	$—	$13
Guidant Retirement Plan (frozen)	—	—	—	148	140	8
Guidant Supplemental Retirement Plan (frozen)	33	—	33	34	—	34
International Retirement Plans	84	52	32	90	51	39
	$131	$52	$79	$285	$191	$94

The value of the Rabbi Trust assets used to pay the Guidant Supplemental Retirement Plan benefits included in our accompanying consolidated financial statements was approximately $11 million as of December 31, 2015 and $14 million as of December 31, 2014.

The critical assumptions associated with our employee retirement plans as of December 31, 2015 are as follows:

		Expected Return on Plan Assets	Rate of
	Discount Rate		Compensation Increase
Executive Retirement Plan	3.75%		3.00%
Guidant Supplemental Retirement Plan (frozen)	4.25%
International Retirement Plans	1.00% - 2.20%	3.00% - 4.10%	3.00% - 6.78%

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

A rollforward of the changes in the fair value of plan assets for our funded retirement plans during 2015 and 2014 is as follows:

	Year Ended December 31,
(in millions)	2015	2014
Beginning fair value	$191	$166
Actual return on plan assets	1	26
Employer contributions	6	16
Benefits paid	(145)	(11)
Net transfers in (out)	—	—
Foreign currency exchange	(1)	(6)
Ending fair value	$52	$191

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation, and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $69 million in 2015, $63 million in 2014, and $59 million in 2013.

Net Income (Loss) per Common Share

We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the years ended December 31, 2015, 2014, and 2013.

2015 Acquisitions

Interventional Radiology Business of CeloNova Biosciences

On December 31, 2015, we completed the acquisition of the interventional radiology business of CeloNova Biosciences (CeloNova), for an upfront payment of $70 million and additional payments contingent on regulatory and sales milestones. The acquisition includes drug-eluting microspheres designed to be loaded with chemotherapy drugs for delivery to cancerous tumors, and spherical embolic products used to treat uterine fibroids and other conditions. We are in the process of integrating CeloNova into our Peripheral Interventions business.

AMS Portfolio Acquisition

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS male urology portfolio is being integrated with our formerly named Urology and Women's Health business, and the joint businesses have become Urology and Pelvic Health. In addition, as part of the acquisition agreement, we made a $60 million Series B non-voting preferred stock investment in the women's health business of Endo Health Solutions, a wholly owned subsidiary of Endo International, plc., representing the remaining Women's Health business of the American Medical Systems' Portfolio. This investment was subsequently repaid in the fourth quarter of 2015.

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

In addition, we completed other acquisitions during 2015 for total consideration of $6 million in cash at closing plus contingent consideration of up to $1 million.

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

Cash, net of cash acquired	$1,734
Fair value of contingent consideration	63
$1,797

The following summarizes the aggregate preliminary purchase price allocation for the 2015 acquisitions as of December 31, 2015 (in millions):

Goodwill	$573
Amortizable intangible assets	1,073
Indefinite-lived intangible assets	7
Inventory	103
Property, Plant and Equipment	43
Other net assets	43
Deferred income taxes	(45)
$1,797

We allocated a portion of the preliminary purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$431	11-13	13.5% - 23%
Customer relationships	624	12-13	13.5% - 15%
Other intangible assets	18	13	13.5%
Indefinite-lived intangible assets:
In-process research & development	$7	N/A	17%
	$1,080
2014 Acquisitions

Interventional Business of Bayer AG

On August 29, 2014, we completed the acquisition of the Interventional Division of Bayer AG (Bayer), for a total cash consideration of $414 million. We believe that this acquisition enhances our ability to offer physicians and healthcare systems a more complete portfolio of solutions to treat challenging vascular conditions. The transaction includes the AngioJet® Thrombectomy System and the Fetch® 2 Aspiration Catheter, which are used in endovascular procedures to remove blood clots from blocked arteries and veins, and the JetStream® Atherectomy System, used to remove plaque and thrombi from diseased arteries. We are integrating the operations of the Bayer business with our Peripheral Interventions and Interventional Cardiology divisions and expect integration to be substantially completed by the middle of 2016.
IoGyn, Inc.

On May 7, 2014, we completed the acquisition of the remaining fully diluted equity of IoGyn, Inc. (IoGyn). Prior to the acquisition, we held a 28 percent minority interest in IoGyn in addition to notes receivable of approximately $8 million. Total consideration was comprised of a net cash payment of $65 million at closing to acquire the remaining 72 percent of IoGyn equity and repay outstanding debt. IoGyn has developed the Symphion™ System, a next generation system for hysteroscopic intrauterine tissue removal including fibroids (myomas) and polyps. In March 2014, IoGyn received U.S. Food & Drug Administration (FDA) approval for the system and in October 2014, we began a limited market release of the system in the United States. We have integrated the operations of the IoGyn business into our Urology and Pelvic Health business.

In addition, we completed other acquisitions during 2014 for total consideration of $7 million cash at closing plus contingent consideration of up to $4 million.

Purchase Price Allocation
We accounted for these acquisitions as business combinations and, in accordance with ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate purchase price for the Bayer and IoGyn acquisitions are as follows (in millions):

Cash, net of cash acquired	$479
Fair value of prior interests	31
$510

In addition, prior to the acquisition of IoGyn, we had an equity interest in IoGyn and held $8 million of notes receivables. We re-measured our previously-held investments to their estimated acquisition-date fair value of $31 million and recorded a gain of $19 million in other, net, in the accompanying consolidated statements of operations during the second quarter of 2014. We measured the fair values of the previously-held investments based on the liquidation preferences and priority of the equity interest and debt, including accrued interest.

The following summarizes the aggregate purchase price allocation for Bayer and IoGyn as of December 31, 2014:

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
Purchase Price Allocation
We accounted for this acquisition as a business combination and, in accordance with ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the aggregate purchase price allocation for the Bard EP acquisition (in millions):

Goodwill	$140
Amortizable intangible assets	112
Other net assets	19
Deferred income taxes	3
$274

We allocated a portion of the purchase price to specific intangible asset categories as of the acquisition date as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$82	10	11.5%
Customer relationships	30	7	11.5%
	$112

For our 2015, 2014 and 2013 acquisitions, our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. We used the income approach and relief from royalty approach to derive the fair value of the technology-related intangible assets, and are amortizing them on a straight-line basis over their assigned estimated useful lives.

In-process research and development represents the estimated fair value of acquired in-process research and development projects that have not yet reached technological feasibility. These indefinite-lived intangible assets are tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products.

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

We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill. Goodwill was established due primarily to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies, and has been allocated to our reportable segments based on the relative expected benefit. Of the goodwill recorded, approximately $453 million related to our 2015 acquisitions is deductible for tax purposes. Of the goodwill recorded related to our 2014 and 2013 acquisitions, $160 million and $131 million, respectively, is deductible for tax purposes. See Note D - Goodwill and Other Intangible Assets for more information related to goodwill allocated to our reportable segments.

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
We recorded a net expense related to the change in fair value of our contingent consideration liabilities of $123 million during 2015, a net benefit related to the change in fair value of our contingent consideration liabilities of $85 million during 2014, and a net expense related to the change in fair value of our contingent consideration liabilities of $4 million during 2013. We made contingent consideration payments of $213 million, $137 million and $165 million in 2015, 2014 and 2013, respectively.

Changes in our contingent consideration liability were as follows (in millions):

Balance as of December 31, 2013	$501
Amounts recorded related to new acquisitions	3
Other amounts recorded related to prior acquisitions	(8)
Fair value adjustment	(85)
Contingent payments related to prior period acquisition	(137)
Balance as of December 31, 2014	$274
Amounts recorded related to new acquisitions	63
Other amounts recorded related to prior acquisitions	(1)
Fair value adjustment	123
Contingent payments related to prior period acquisition	(213)
Balance as of December 31, 2015	$246
As of December 31, 2015, the maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with our acquisitions is approximately $1.918 billion.
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

Contingent Consideration Liability	Fair Value as of December 31, 2015	Valuation Technique	Unobservable Input	Range
R&D and Commercialization-based Milestone	$19 million	Discounted Cash Flow	Discount Rate	2% - 3.5%
			Probability of Payment	32% - 95%
			Projected Year of Payment	2017 - 2021
Revenue-based Payments	$125 million	Discounted Cash Flow	Discount Rate	11% - 15%
			Projected Year of Payment	2016 - 2022
	$102 million	Monte Carlo	Revenue Volatility	15%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2016 - 2018

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

Strategic Investments

On April 30, 2015, we acquired a 27 percent ownership interest in Preventice, Inc. (Preventice), which includes 18.5 percent of Preventice's common stock. Preventice is a privately-held company headquartered in Minneapolis, MN, and a leading developer of mobile health solutions and services. Preventice offers a full portfolio of wearable cardiac monitors, including Holter monitors, cardiac event monitors and mobile cardiac telemetry. In addition to the equity agreement, we entered into a commercial agreement with Preventice, under which we have become Preventice’s exclusive, worldwide sales and marketing representative. We believe this partnership strengthens our portfolio of cardiac monitoring and broader disease management capabilities.

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

We are accounting for our investments in Preventice and Frankenman, as well as certain of our other strategic investments, as equity method investments, in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. The book value of investments that we accounted for under the equity method of accounting was $173 million as of December 31, 2015 and $10 million as of December 31, 2014. The aggregate carrying amount of our cost method investments was $45 million as of December 31, 2015 and $27 million as of December 31, 2014. In addition, we had notes receivable from certain companies that we account for under the cost method of $30 million as of December 31, 2015 and $17 million as of December 31, 2014.

As of December 31, 2015, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $80 million, which represents amortizable intangible assets and in-process research and development, corresponding deferred tax liabilities, and goodwill. During the year ended December 31, 2015, the net losses from our equity method adjustments, presented within the Other, net caption of our condensed consolidated statement of operations were immaterial.

We did not close any material strategic investments in the twelve months ended December 31, 2014.

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
We recorded a gain of $12 million during 2014 and a gain of $38 million during 2013 associated with the transaction. We recorded revenue related to the Neurovascular business following its divestiture of $4 million in 2014 and $58 million in 2013.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of December 31, 2015 and 2014 is as follows:

	As of December 31, 2015		As of December 31, 2014
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,948	$(4,054)	$8,406	$(3,697)
Patents	520	(358)	519	(342)
Other intangible assets	1,529	(610)	875	(533)
	$10,997	$(5,022)	$9,800	$(4,572)
Unamortizable intangible assets
Goodwill	$16,373	$(9,900)	$15,798	$(9,900)
In-process research and development (IPR&D)	99		181
Technology-related	120	—	197	—
	$16,592	$(9,900)	$16,176	$(9,900)

During 2015, we reclassified approximately $77 million of core technology not previously subject to amortization to amortizable intangible assets due to projected changes in the market for this technology. We tested the intangible asset for impairment prior to this reclassification and determined that the asset was not impaired.

In addition, during 2015, we reclassified a total of $77 million of IPR&D assets not previously subject to amortization to amortizable intangible assets. The reclassification of IPR&D to amortizable intangible assets was primarily related to the receipt of FDA approval of the WATCHMAN® device.

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

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2013	$3,252	$294	$2,147	$5,693
Purchase price adjustments	(2)	(4)	(2)	(8)
Goodwill acquired	169	—	44	213
Other changes in carrying amount*	7	$—	(7)	—
Balance as of December 31, 2014	$3,426	$290	$2,182	$5,898
Purchase price adjustments	2	2	(2)	2
Goodwill acquired	23	—	550	573
Balance as of December 31, 2015	$3,451	$292	$2,730	$6,473

*In 2014, we reallocated $7 million of goodwill between Cardiovascular and MedSurg as a result of the realignment of certain product lines from Endoscopy to Peripheral Interventions as of January 1, 2014.

The 2015 and 2014 purchase price adjustments relate primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.

2015 Goodwill Impairment Testing

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

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the WACC, are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, as of the date of our annual goodwill impairment test, keeping all other variables constant, a combined increase of 50 basis points in the WACC along with a simultaneous decrease of 150 basis points in the long term growth rate applied would require that we perform the second step of the goodwill impairment test for our global Electrophysiology reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may result in impairment of our goodwill.

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

•
increases in our market-participant risk-adjusted WACC, increases in our market-participant tax rate, changes in tax laws, changes in foreign currency exchange rates and/or other macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in impairment charges.

2013 Charges

Following our reorganization from regions to global business units and our reallocation of goodwill on a relative fair value basis as of January 1, 2013, we conducted the first step of the goodwill impairment test for all global reporting units. As of January 1, 2013, the fair value of each global reporting unit exceeded its carrying value, with the exception of the global CRM reporting unit. We tested the global CRM intangible assets in conjunction with the second step of the goodwill test on the global CRM reporting unit, and recorded a non-cash goodwill impairment charge of $423 million to write down the goodwill to its implied fair value as of January 1, 2013 as a result of this analysis. The primary driver of this impairment charge was our reorganization from geographic regions to global business units as of January 1, 2013, which changed the composition of our reporting units. As a result of the reorganization, any goodwill allocated to the global CRM reporting unit was no longer supported by the cash flows of other businesses. Under our former reporting unit structure, the goodwill allocated to our regional reporting units was supported by the cash flows from all businesses in each international region. The hypothetical tax structure of the global CRM business and the global CRM business discount rate applied were also contributing factors to the goodwill impairment charge.

The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2013	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of December 31, 2014	$(1,479)	$(6,960)	(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of December 31, 2015	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Charges

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

During the second quarter of 2014, as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects and core technology assets associated with certain of our acquisitions. Based on our impairment assessment, and lower expected future cash flows associated with our intangible assets, we recorded impairment charges of $110 million. The impairment charges were due to changes in our clinical strategy and lower estimates of the European and global hypertension markets, and the resulting amount of future revenue and cash flows associated with our hypertension technology; as a result, we recorded impairment charges of $67 million related to these technology intangible assets. In addition, in the second quarter of 2014, due to revised expectations and timing as a result of the announcement of a third FDA Circulatory System Devices Panel, we recorded impairment charges of $35 million related to the in-process research and development intangible assets acquired from Atritech, Inc. (Atritech). We also recorded an $8 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

During the first quarter of 2014, as a result of lower estimates of the resistant hypertension market following the announcement of data from a competitor's clinical trial, we performed an interim impairment test of our hypertension-related in-process research and development projects and core technology assets. The impairment assessments were based upon probability-weighted cash flows of potential future scenarios. Based on our impairment assessment, and lower expected future cash flows associated with our hypertension-related intangible assets, we recorded impairment charges of $55 million in the first quarter of 2014 to write-down the balance of these intangible assets to their fair value.

2013 Charges

During the second quarter of 2013 as a result of revised estimates developed in conjunction with our annual strategic planning process and annual goodwill impairment test, we performed an interim impairment test of our in-process research and development projects associated with certain of our acquisitions. Based on the results of our impairment analyses, we revised our expectations of the market size related to Sadra Medical, Inc. (Sadra), and the resulting timing and amount of future revenue and cash flows associated with the technology acquired from Sadra. As a result of these changes, we recorded impairment charges of $51 million to write-down the balance of these intangible assets to their fair value. We also recorded a $2 million intangible asset impairment charge associated with changes in the amount of the expected cash flows related to certain other acquired in-process research and development projects.

We recorded these amounts in the intangible asset impairment charges caption in our accompanying consolidated statements of operations.

The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
Technology-related (amortizable)	September 30, 2015	$8 million	Income Approach -Excess Earnings Method	Discount Rate	10%
In-Process R&D	June 30, 2015	$6 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
In-Process R&D	September 30, 2014	$16 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
In-Process R&D	June 30, 2014	$83 million	Income Approach - Excess Earnings Method	Discount Rate	16.5 - 20%
Technology-related (amortizable)	June 30, 2014	$8 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	March 31, 2014	$6 million	Income Approach - Excess Earnings Method	Discount Rate	20%
Technology-related (amortizable)	March 31, 2014	$64 million	Income Approach - Excess Earnings Method	Discount Rate	15%
In-Process R&D	June 30, 2013	$178 million	Income Approach - Excess Earnings Method	Discount Rate	16.5%

The intangible asset category and associated write downs recorded in 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Technology-related (amortizable)	$9	$107	$—
In-process research and development	10	88	53
	$19	195	$53

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio as of December 31, 2015 is as follows:

Estimated Amortization Expense
Fiscal Year	(in millions)

2016	$536
2017	520
2018	517
2019	513
2020	510

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

Currently or Previously Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of December 31, 2015 and December 31, 2014 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $1.458 billion as of December 31, 2015 and $2.178 billion as of December 31, 2014.
We recognized net gains of $213 million during 2015 on our cash flow hedges, as compared to $105 million of net gains during 2014, and $36 million of net gains during 2013. All currency cash flow hedges outstanding as of December 31, 2015 mature within 36 months. As of December 31, 2015, $145 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains of $217 million as of December 31, 2014. As of December 31, 2015, $103 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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

Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.090 billion as of December 31, 2015 and $2.470 billion as of December 31, 2014.
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
In the fourth quarter of 2013, we entered into interest rate derivative contracts having a notional amount of $450 million to convert fixed-rate debt into floating-rate debt, which we designated as fair value hedges. During the first quarter of 2015, we terminated these hedges, and we received total proceeds of approximately $35 million, which included approximately $7 million of net accrued interest receivable. We assessed at inception, and re-assessed on an ongoing basis, whether the interest rate derivative contracts were highly effective in offsetting changes in the fair value of the hedged fixed rate debt. In 2015, we recognized in interest expense, an $8 million loss on our hedged debt, compared to a $29 million loss on our hedged debt in 2014. We also recognized, in interest expense, an $8 million gain on the related interest rate derivative contracts during 2015, compared to a $29 million gain on these contracts during 2014. This resulted in net gains of less than $1 million recorded in earning due to ineffectiveness in 2015 and 2014.

During the second quarter of 2015, we entered into forward starting interest rate derivative contracts having a notional amount of $450 million to hedge interest rate risk associated with a planned issuance of fixed-rate senior notes, which we designated as cash flow hedges. These hedges were terminated during the second quarter at the time we issued the fixed-rate senior notes and we received total proceeds of approximately $11 million. We had no amounts outstanding under these hedges as of December 31, 2015. We assessed, at inception, and re-assessed, on an ongoing basis, whether the cash flow derivative contracts were highly effective in offsetting changes in interest rates. The gain on this derivative contract was recorded within accumulated other comprehensive income, and is being amortized into earnings as a reduction to interest expense over the life of the related senior notes.
We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts designated as fair value hedges, and forward starting interest rate derivative contracts and treasury locks designated as cash flow hedges into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $63 million as of December 31, 2015 and $45 million as of December 31, 2014, and unamortized losses of $1 million as of December 31, 2015 and $2 million as of December 31, 2014, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated forward starting interest rate derivative contracts and treasury locks of $10 million as of December 31, 2015 and $2 million as of December 31, 2014. The net gains that we recognized in earnings related to previously terminated interest rate derivatives were $13 million in 2015, $9 million in 2014, and $10 million in 2013. As of December 31, 2015, $13 million of net gains may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative contracts.

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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying consolidated statements of operations during 2015, 2014 and 2013 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Year Ended December 31, 2015
Interest rate contracts	$11	$2	Interest expense
Currency hedge contracts	98	213	Cost of products sold
	$109	$215
Year Ended December 31, 2014
Interest rate contracts	$—	$1	Interest expense
Currency hedge contracts	227	105	Cost of products sold
	$227	$106
Year Ended December 31, 2013
Interest rate contracts	$—	$1	Interest expense
Currency hedge contracts	207	36	Cost of products sold
	$207	$37

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimus in all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions				Location in Statement of Operations
	Year Ended December 31,
	2015	2014	2013
Gain (loss) on currency hedge contracts	$48	$52	$45	Other, net
Gain (loss) on foreign currency transaction exposures	(69)	(70)	(56)	Other, net
Net foreign currency gain (loss)	$(21)	$(18)	$(11)
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2015 and 2014, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of December 31, 2015 and December 31, 2014:

		As of
		December 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2015	2014
Derivative Assets:
Designated Hedging Instruments
Currency hedge contracts	Other current assets	$138	$178
Currency hedge contracts	Other long-term assets	66	141
Interest rate contracts	Other current assets	—	3
Interest rate contracts	Other long-term assets	—	22
		204	344
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	33	100
Total Derivative Assets		$237	$444

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$1	$1

Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	22	35
Total Derivative Liabilities		$23	$36

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015				As of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$118	$—	$—	$118	$151	$—	$—	$151
Currency hedge contracts	—	237	—	237	—	419	—	419
Interest rate contracts	—	—	—	—	—	25	—	25
	$118	$237	$—	$355	$151	$444	$—	$595
Liabilities
Currency hedge contracts	$—	$23	$—	$23	$—	$36	$—	$36
Accrued contingent consideration	—	—	246	246	—	—	274	274
	$—	$23	$246	$269	$—	$36	$274	$310
Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $118 million invested in money market and government funds as of December 31, 2015, we had $31 million in short-term time deposits and $170 million in interest bearing and non-interest bearing bank accounts. In addition to $151 million invested in money market and government funds as of December 31, 2014, we had $255 million in short-term time deposits and $181 million in interest bearing and non-interest bearing bank accounts.
Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liability. Refer to Note B - Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $45 million as of December 31, 2015 and $27 million as of December 31, 2014.
During 2015, 2014 and 2013, we recorded charges of $19 million, $195 million and $476 million, respectively, to adjust our goodwill and certain other intangible asset balances to their fair value. Refer to Note D - Goodwill and Other Intangible Assets, for further information related to these charges and significant unobservable inputs.
The fair value of our outstanding debt obligations was $5.887 billion as of December 31, 2015 and $4.613 billion as of December 31, 2014, which was determined by using quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $5.677 billion as of December 31, 2015 and $4.244 billion as of December 31, 2014. The debt maturity schedule for the significant components of our debt obligations as of December 31, 2015 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term loans	—	85	390	150	375	—	1,000
	$—	$335	$990	$150	$1,825	$2,350	$5,650

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes or debt issuance costs.

Revolving Credit Facility
On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent, as of December 31, 2015). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio, and the total amount of revolving credit commitments, regardless of usage, under the agreement (0.200 percent, as of December 31, 2015). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition on August 3, 2015, and decreasing to 4.25 times, 4.00 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.50 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of December 31, 2015 or December 31, 2014.
Our revolving credit facility agreement in place as of December 31, 2015 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of December 31, 2015
Maximum leverage ratio (1)	4.5 times	3.0 times
Minimum interest coverage ratio (2)	3.0 times	6.6 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2015, we had $558 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of December 31, 2015, we had approximately $1.803 billion of the combined legal and debt exclusion remaining. On October 23, 2015, the definition of consolidated EBITA was amended to exclude $300 million of litigation payments paid after the closing date of the 2015 Facility, pursuant to the February 13, 2015 settlement agreement with Johnson & Johnson and the other parties thereto.
As of and through December 31, 2015, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Term Loans
As of December 31, 2015, we had an aggregate $1.000 billion outstanding under our unsecured term loan facilities and $400 million outstanding under these facilites as of December 31, 2014. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $250 million outstanding as of December 31, 2015 and $400 million outstanding as of December 31, 2014, along with an unsecured term loan credit facility entered into in April 2015 (2015 Term Loan) which had $750 million outstanding as of December 31, 2015.
Borrowings under the 2013 Term Loan bear interest at LIBOR plus an interest margin of between 1.0 percent and 1.75 percent (currently 1.5 percent), based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2013 Term Loan facility during 2015. As a result and in accordance with the credit agreement, the remaining amount outstanding is payable with $10 million due in the fourth quarter of 2017, $20 million due in both the first and second quarters of 2018 and the remaining principal amount due at the final maturity date in August 2018. The 2013 Term Loan borrowings are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Facility. The maximum leverage ratio requirement is 4.5 times, our actual leverage ratio as of December 31, 2015 is 3.0 times, and the minimum interest coverage ratio requirement is 3.0 times, our actual interest coverage ratio as of December 31, 2015 is 6.6 times.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020. The 2015 Term Loan was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2017, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Facility. The maximum leverage ratio requirement is 4.5 times, our actual leverage ratio as of December 31, 2015 is 3.0 times, and the minimum interest coverage ratio requirement is 3.0 times, our actual interest coverage ratio as of December 31, 2015 is 6.6 times.
Senior Notes
We had senior notes outstanding of $4.650 billion as of December 31, 2015 and $3.800 billion outstanding as of December 31, 2014. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.830 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, to the extent if directly borrowed by our subsidiaries, and to liabilities of our subsidiaries (see Other Arrangements below).

Our senior notes consist of the following as of December 31, 2015:

	Amount (in millions)	Issuance Date	Maturity Date	Semi-annual Coupon Rate
January 2017 Notes	$250	November 2004	January 2017	5.125%
October 2018 Notes	600	August 2013	October 2018	2.650%
January 2020 Notes	850	December 2009	January 2020	6.000%
May 2020 Notes	600	May 2015	May 2020	2.850%
May 2022 Notes	500	May 2015	May 2022	3.375%
May 2025 Notes	750	May 2015	May 2025	3.850%
October 2023 Notes	450	August 2013	October 2023	4.125%
November 2035 Notes	350	November 2005	November 2035	6.250%
January 2040 Notes	300	December 2009	January 2040	7.375%
	$4,650

Our $4.050 billion of senior notes issued in 2009, 2013 and 2015 contain a change-in-control provision, which provides that each holder of the senior notes may require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate repurchased principal, plus accrued and unpaid interest, if a rating event, as defined in the indenture, occurs as a result of a change-in-control, as defined in the indenture. Any other credit rating changes may impact our borrowing cost, but do not require us to repay any borrowings.

The interest rate payable on our November 2035 Notes is currently 7.00 percent. Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Other Arrangements
We also maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with the 2015 Facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of December 31, 2015 is 3.0 times. We had no borrowings outstanding under this facility as of December 31, 2015 and December 31, 2014.
We have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $392 million as of December 31, 2015. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $151 million of receivables as of December 31, 2015 at an average interest rate of 2.4 percent, and $167 million as of December 31, 2014 at an average interest rate of 3.2 percent.
In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $175 million as of December 31, 2015). We de-recognized $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent and $134 million of notes receivable as of December 31, 2014 at an average interest rate of 1.8 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets.
As of December 31, 2015, we had outstanding letters of credit of $44 million, as compared to $59 million as of December 31, 2014, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2015 and 2014, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2015 or 2014. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.

NOTE G – LEASES
Rent expense amounted to $76 million in 2015, $76 million in 2014 and $77 million in 2013.
Future minimum rental commitments as of December 31, 2015 under all noncancelable lease agreements, including capital leases, were as follows (in millions):

2016	$58
2017	44
2018	36
2019	27
2020	21
Thereafter	43

$229

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
2014 Restructuring Plan
On October 22, 2013, our Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring plan). The 2014 Restructuring plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization (PNO) strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and were substantially completed by the end of 2015; except for certain activities associated with our plant network optimization strategy, which we expect to substantially complete by the end of 2016.

We estimate that the implementation of the 2014 Restructuring plan will result in total pre-tax charges of approximately $255 million to $270 million and approximately $240 million to $255 million of these charges are expected to result in cash outlays, of which we have made payments of $189 million to date. We have recorded related costs of $229 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following table provides a summary of our estimates of costs associated with the 2014 Restructuring plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$95 million to $100 million
Other (1)	$30 million to $35 million
Restructuring-related expenses:
Other (2)	$130 million to $135 million
$255 million to $270 million
(1) Consists primarily of consulting fees and costs associated with contractual cancellations.
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
The 2011 Restructuring plan, including the Expansion, resulted in total pre-tax charges of approximately $286 million and $287 million of cash outlays. In addition, we received $53 million of cash proceeds on facility and fixed asset sales. We recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.
The following provides a summary of our total costs associated with the 2011 Restructuring plan, including the Expansion, by major type of cost:

Type of cost	Total amount incurred
Restructuring charges:
Termination benefits	$135 million
Other (1)	$112 million
Restructuring-related expenses:
Other (2)	$39 million
$286 million

(1)	Includes primarily consulting fees, gains and losses on fixed asset disposals and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to the 2011 Restructuring plan, including the Expansion, such as program management, accelerated depreciation, retention and infrastructure-related costs.

In aggregate, we recorded restructuring charges pursuant to our restructuring plans of $26 million during 2015, $69 million during 2014, and $101 million during 2013. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $57 million during 2015, $48 million during 2014, and $23 million during 2013.
The following presents these costs by major type and line item within our accompanying consolidated statements of operations, as well as by program:

Year Ended December 31, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$23	$—	$—	$3	$26
Restructuring-related expenses:
Cost of products sold	—	—	31	—	31
Selling, general and administrative expenses	—	3	—	23	26
	—	3	31	23	57
	$23	$3	$31	$26	$83

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring plan	$27	$3	31	$26	$87
2011 Restructuring plan	(4)	—	—	—	(4)
	$23	$3	$31	$26	$83

Year Ended December 31, 2014
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$42	$—	$—	$27	$69
Restructuring-related expenses:
Cost of products sold	—	—	24	—	24
Selling, general and administrative expenses	—	5	—	19	24
	—	5	24	19	48
	$42	$5	$24	$46	$117

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring plan	$41	$5	$24	$43	$113
2011 Restructuring plan	1	—	—	3	4
	$42	$5	$24	$46	$117

Year Ended December 31, 2013
(in millions)	Termination Benefits	Accelerated Depreciation	Net Gain on Fixed Asset Disposal	Other	Total
Restructuring charges	$60	$—	$(15)	$56	$101
Restructuring-related expenses:
Selling, general and administrative expenses	—	3	—	20	23
	—	3	—	20	23
	$60	$3	$(15)	$76	$124

(in millions)	Termination Benefits	Accelerated Depreciation	Net Gain on Fixed Asset Disposal	Other	Total
2014 Restructuring plan	$29	$—	$—	$1	$30
2011 Restructuring plan	37	3	(15)	75	100
Substantially completed restructuring programs	(6)	—	—	—	(6)
	$60	$3	$(15)	$76	$124

In 2013 we recorded a $6 million credit for the release of certain termination benefit accruals related to restructuring programs that were substantially complete by the end of 2012.

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). We expect to record additional termination benefits related to our restructuring initiatives in 2016 as we complete our 2014 Restructuring plan. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

We have incurred cumulative restructuring charges related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) of $372 million and restructuring-related costs of $143 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Termination benefits	$96	$135	$231
Fixed asset write-offs	—	(1)	(1)
Other	29	113	142
Total restructuring charges	125	247	372
Accelerated depreciation	8	5	13
Transfer costs	55	—	55
Other	41	34	75
Restructuring-related expenses	104	39	143
	$229	$286	$515

We made cash payments of $95 million in 2015 associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $476 million related to our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring plan	2011 Restructuring plan (including the Expansion)	Total
Year Ended December 31, 2015
Termination benefits	$37	$—	$37
Transfer costs	31	—	31
Other	27	—	27
	$95	$—	$95

Program to Date
Termination benefits	69	$133	$202
Transfer costs	55	—	55
Other	65	154	219
	$189	$287	$476
Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring plan and 2011 Restructuring plan (including the Expansion) since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets:

	Restructuring Plan Termination Benefits

(in millions)	2014	2011	Total
Accrued as of December 31, 2012	$—	$36	$36
Charges	29	37	66
Cash payments	—	(61)	(61)
Accrued as of December 31, 2013	29	12	41
Charges	41	1	42
Cash payments	(31)	(9)	(40)
Accrued as of December 31, 2014	39	4	43
Charges	27	(4)	23
Cash payments	(37)	—	(37)
Accrued as of December 31, 2015	$29	$—	$29

In addition to our accrual for termination benefits, we had a $3 million liability as of December 31, 2015 and a $6 million liability as of December 31, 2014 for other restructuring-related items.

NOTE I – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	December 31, 2015	December 31, 2014
Accounts receivable	$1,394	$1,288
Less: allowance for doubtful accounts	(75)	(76)
Less: allowance for sales returns	(44)	(29)
	$1,275	$1,183
The following is a rollforward of our allowance for doubtful accounts for 2015, 2014 and 2013:

	Year Ended December 31,
(in millions)	2015	2014	2013
Beginning balance	$76	$81	$88
Net charges to expenses	15	10	5
Utilization of allowances	(16)	(15)	(12)
Ending balance	$75	$76	$81
Inventories

	As of
(in millions)	December 31, 2015	December 31, 2014
Finished goods	$706	$649
Work-in-process	102	97
Raw materials	208	200
	$1,016	$946
Property, plant and equipment, net

	As of
(in millions)	December 31, 2015	December 31, 2014
Land	$86	$80
Buildings and improvements	981	944
Equipment, furniture and fixtures	2,793	2,633
Capital in progress	202	189
	4,062	3,846
Less: accumulated depreciation	2,572	2,339
	$1,490	$1,507
Accrued expenses

	As of
(in millions)	December 31, 2015	December 31, 2014
Legal reserves	$773	$694
Payroll and related liabilities	504	512
Accrued contingent consideration	119	158
Other	574	586
	$1,970	$1,950

Other long-term liabilities

	As of
(in millions)	December 31, 2015	December 31, 2014
Accrued income taxes	$1,253	$1,231
Legal reserves	1,163	883
Accrued contingent consideration	127	116
Other long-term liabilities	431	436
	$2,974	$2,666

NOTE J – INCOME TAXES
Our income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Domestic	$(1,623)	$(1,263)	$(774)
Foreign	973	754	551
	$(650)	$(509)	$(223)
The related benefit for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2015	2014	2013
Current
Federal	$59	$(2)	$46
State	3	(5)	(9)
Foreign	132	111	105
	194	104	142

Deferred
Federal	(545)	(458)	(212)
State	(41)	(23)	(17)
Foreign	(19)	(13)	(15)
	(605)	(494)	(244)
	$(411)	$(390)	$(102)

The reconciliation of income taxes at the federal statutory rate to the actual benefit for income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.8)%	(6.5)%	(7.9)%
Effect of foreign taxes	(34.4)%	(29.1)%	(63.4)%
Acquisition-related	6.0%	(7.5)%	3.5%
Research credit	(4.4)%	(7.0)%	(12.2)%
Valuation allowance	2.3%	4.0%	(12.0)%
Goodwill impairment charges	—%	—%	65.2%
Compensation-related	1.6%	0.7%	1.7%
Non-deductible expenses	2.4%	1.9%	9.0%
Uncertain domestic tax positions	2.7%	2.0%	7.0%
Other, net	0.4%	(0.2)%	(1.9)%
	(63.2)%	(76.7)%	(46.0)%

We had net deferred tax liabilities of $264 million as of December 31, 2015 and $799 million as of December 31, 2014. Gross deferred tax liabilities of $1.875 billion as of December 31, 2015 and $2.096 billion as of December 31, 2014 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $1.611 billion as of December 31, 2015 and $1.297 billion as of December 31, 2014 relate primarily to the establishment of inventory and product-related reserves; litigation, product liability and other reserves and accruals; compensation related accruals; net operating loss carryforwards and tax credit carryforwards; and the federal benefit of uncertain tax positions.

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

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2015	2014

Deferred Tax Assets:
Inventory costs and related reserves	$49	$46
Tax benefit of net operating loss and credits	742	525
Reserves and accruals	232	232
Restructuring-related charges	17	20
Litigation and product liability reserves	689	556
Investment write-down	7	4
Compensation related	138	150
Federal benefit of uncertain tax positions	197	178
Other	39	36
	2,110	1,747
Less valuation allowance	(499)	(450)
	1,611	1,297
Deferred Tax Liabilities:
Property, plant and equipment	44	67
Unrealized gains and losses on derivative financial instruments	82	146
Intangible assets	1,749	1,883
	1,875	2,096

Net Deferred Tax Liabilities	264	799

Prepaid on intercompany profit	63	69
Total Net Deferred Tax Liabilities and Prepaid on Intercompany Profit	$201	$730
Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit, are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location in	As of December 31,
Component	Balance Sheet	2015	2014
Current deferred tax asset and prepaid on intercompany profit	Deferred income taxes	$496	$447
Non-current deferred tax asset	Other long-term assets	40	39
Deferred Tax Assets and Prepaid on Intercompany Profit		536	486

Current deferred tax liability	Other current liabilities	2	2
Non-current deferred tax liability	Deferred income taxes	735	1,214
Deferred Tax Liabilities		737	1,216

Net Deferred Tax Liabilities and Prepaid on Intercompany Profit		$201	$730

As of December 31, 2015, we had U.S. tax net operating loss carryforwards and tax credits, the tax effect of which was $624 million, as compared to $335 million as of December 31, 2014. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $288 million as of December 31, 2015, as compared to $304 million as of December 31, 2014. These tax attributes will expire periodically beginning in 2016.

The current accounting standard for stock-based compensation prohibits the recognition of windfall tax benefits from stock-based compensation deducted for tax return purposes until realized through a reduction of income taxes payable. We have $32 million and $2 million of U.S. tax net operating loss as of December 31, 2015 and December 31, 2014 respectively, which will be recognized through additional paid in capital upon realization of the tax benefit through reduction of income tax payable. These amounts were not included in the gross deferred taxes as of December 31, 2015 and December 31, 2014.

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, we established a valuation allowance of $499 million as of December 31, 2015 and $450 million as of December 31, 2014, representing an increase of $49 million. The increase in the valuation allowance as of December 31, 2015, as compared to December 31, 2014, is attributable primarily to increases in certain deferred tax assets that are not more likely than not realizable. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a charge of $25 million in 2015, a charge of $21 million in 2014, and a charge of $76 million in 2013.

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because we intend to permanently reinvest such earnings outside the U.S. As of December 31, 2015, the cumulative amount of excess financial reporting basis over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested is approximately $8.9 billion. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100% exemption from income tax in the first eight years of operations and 50% exemption in the following four years. This tax incentive resulted in income tax savings of $7 million for 2015, $7 million for 2014, and $6 million for 2013. The tax incentive for 100% exemption from income tax is expected to expire in 2023. The impact of per share earnings is immaterial for 2015, 2014 and 2013.
As of December 31, 2015, we had $1.056 billion of gross unrecognized tax benefits, of which a net $900 million, if recognized, would affect our effective tax rate. As of December 31, 2014, we had $1.047 billion of gross unrecognized tax benefits, of which a net $903 million, if recognized, would affect our effective tax rate. As of December 31, 2013, we had $1.102 billion of gross unrecognized tax benefits, of which a net $941 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2015	2014	2013

Beginning Balance	$1,047	$1,102	$1,088
Additions based on positions related to the current year	32	44	59
Additions based on positions related to prior years	38	3	43
Reductions for tax positions of prior years	(36)	(87)	(42)
Settlements with taxing authorities	(18)	(5)	(15)
Statute of limitation expirations	(7)	(10)	(31)
Ending Balance	$1,056	$1,047	$1,102
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

We believe we have meritorious defenses for our tax filings, and we have filed petitions with the U.S. Tax Court contesting the Notices of Deficiency for the 2001 - 2007 tax years in challenge. We currently expect the trial in this matter to begin in the second half of 2016. Furthermore, we have submitted a letter to the IRS protesting the Revenue Agent Report for the 2008 - 2010 tax years and requesting an administrative appeal hearing. We do not believe that the IRS will hear our appeal until the Tax Court case is concluded.

No payments on the net assessments would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe our income tax reserves associated with these matters are adequate as of December 31, 2015. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $500 million accrued for gross interest and penalties as of December 31, 2015 and $443 million as of December 31, 2014. The increase in gross interest and penalties was the result of $57 million recognized in our consolidated statements of operations. We recognized $37 million of interest and penalties related to income taxes in 2015, recognized $26 million in 2014 and recognized $22 million in 2013.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $13 million.

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

During recent years, we successfully negotiated closure of several long-standing legal matters and have received favorable rulings in several other matters; however, there continues to be outstanding intellectual property litigation. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $1.936 billion as of December 31, 2015 and $1.577 billion as of December 31, 2014, and includes certain estimated costs of settlement, damages and defense. The increase in our legal accrual was primarily due to litigation-related charges recorded during the year. During 2015, 2014 and 2013, we recorded litigation-related net charges in the amount of $1.105 billion, $1.036 billion, and $221 million, respectively. The net charges recorded in 2015 include amounts related to transvaginal surgical mesh product liability cases and claims, the Mirowski lawsuit and certain other items. The net charges recorded in 2014 include a $600 million charge related to the agreement between our subsidiary, Guidant Corporation (Guidant) and Johnson & Johnson signed on February 13, 2015, to settle the breach of merger agreement lawsuit brought by Johnson & Johnson, stemming from our acquisition of Guidant. In exchange, we made aggregate payments totaling $600 million to Johnson & Johnson during 2015. The 2014 net charges also include amounts related to transvaginal surgical mesh product liability cases and claims and certain other items. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On July 8, 2015, a jury found that our Express Stent family did not literally infringe a Jang patent, but that the stents infringed under the doctrine of equivalents. The court reserved judgment until the conclusion of further proceedings related to the doctrine of equivalents finding. On September 29, 2015, the court ruled that our Express Stent family did not infringe under the doctrine of equivalents and, on October 30, 2015, the court entered judgment in our favor. On November 25, 2015, Dr. Jang filed a motion for judgment as a matter of law on literal infringement and/or for a new trial and, on November 30, 2015, Dr. Jang filed a notice of appeal. On February 3, 2016, the court denied Dr. Jang’s motion for a new trial and judgment as a matter of law.

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

On September 22, 2014, The Board of Trustees for the University of Alabama filed a complaint in the United States District Court for the Northern District of Alabama alleging that the sale of our cardiac resynchronization therapy devices infringe a patent owned by the University of Alabama. On August 21, 2015, the court ordered a stay pending our requests for inter partes review of all claims related to the patent before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. Our requests were rejected on September 24, 2015 and October 19, 2015. A trial has been scheduled to begin on May 22, 2017.

On October 30, 2015, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation and Edwards Lifesciences Services GmbH in Düsseldorf District Court in Germany for patent infringement. We allege that Edwards’ SAPIEN 3 heart valve infringes our patent related to adaptive sealing technology.

On November 9, 2015, Edwards Lifesciences, LLC filed an invalidity claim against one of our subsidiaries, Sadra Medical, Inc., in the High Court of Justice, Chancery Division Patents Court in the United Kingdom, alleging that a European patent owned by Sadra relating to a repositionable heart valve is invalid. On January 15, 2016, we filed our defense and counterclaim for a declaration that our European patent is valid and infringed by Edwards.

On November 23, 2015, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser) owned by Edwards is infringed by our Lotus™ transcatheter heart valve system.

On November 23, 2015, Edwards Lifesciences Corporation filed a patent infringement action against us and Boston Scientific Medizintechnik GmbH in the District Court of Düsseldorf, Germany alleging an European patent (Bourang) owned by Edwards is infringed by our Lotus™ transcatheter heart valve system.

Product Liability Litigation

Fewer than five individual lawsuits remain pending in state court jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. Further, we are aware of approximately 18 Guidant product liability lawsuits pending in international jurisdictions associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Four of these suits are pending in Canada involving certain models of Guidant pacemakers, three of which are stayed pending the outcome of one lead class action. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims. In each case, these matters generally seek monetary damages from us. This class action has been inactive since 2011. On March 24, 2014, the Ontario Superior Court approved a $3 million settlement of a class action involving certain models of Guidant defibrillators. We believe Guidant has satisfied its obligations pursuant to the settlement agreement.

As of February 23, 2016, over 35,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of four putative class actions, and fewer than 15 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. During April 2015, we entered into an initial master settlement agreement with certain plaintiffs’ counsel to settle 2,970 pending cases and claims, including the case in the District Court of Dallas County (TX) for which there is a judgment of approximately $35 million that is currently subject to appeal, for approximately $119 million. Subsequently, we entered into several additional master settlement agreements with certain plaintiffs’ counsel. As of February 23, 2016, we have entered into master settlement agreements to resolve an aggregate of over 10,000 cases and claims. Each master settlement agreement was entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing and provides that the settlement and the distribution of settlement funds to participating claimants are conditioned upon, among other things, achieving minimum required claimant participation thresholds. If the participation thresholds under a master settlement agreement are not satisfied, we may terminate that agreement. In addition, we continue to engage in discussions with various plaintiffs’ counsel regarding potential resolution of pending cases and claims.

On or about January 12, 2016, Teresa L. Stevens filed a claim against us and three other defendants asserting for herself, and on behalf of a putative class of similarly-situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the United States District Court for the Southern District of West Virginia, before the same Court that is hearing the mesh MDL. The complaint, which alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, fraud, misrepresentation, deceptive trade practices and unjust enrichment, seeks both equitable relief and damages under state and federal law. On January 26, 2016, the Court issued an order staying the case and directing the plaintiff to submit information to allow the FDA to issue a determination with respect to her allegations. In addition, we are in contact with the U.S. Attorney’s Office for the Southern District of West Virginia, and are

responding voluntarily to their requests in connection with that office’s review of the allegations concerning the use of mesh resin in the complaint. We deny the plaintiff’s allegations and intend to defend ourselves vigorously.

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

On December 1, 2015, the Brazilian governmental entity known as CADE (the Administrative Council of Economic Defense), served a search warrant on the offices of our Brazilian subsidiary, as well as on the Brazilian offices of several other major medical device makers who do business in Brazil, in furtherance of an investigation into alleged anti-competitive activity with respect to certain tender offers for government contracts.  We are cooperating fully with CADE’s inquiry.

Other Proceedings

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. On June 5, 2014, the District Court granted Mirowski’s motion to remand the case to the Montgomery County Circuit Court. On September 24, 2014, following a jury verdict against us, the Montgomery County Circuit Court entered a judgment that we breached our license agreement with Mirowski and awarded damages of $308 million. On October 28, 2014, the Montgomery County Circuit Court denied our post-trial motions seeking to overturn the judgment. On November 19, 2014, we filed an appeal with the Maryland Court of Special Appeals. On January 29, 2016, the Maryland Court of Special Appeals affirmed the decision of the Montgomery County Circuit Court. We plan to seek reconsideration of the decision of the Maryland Court of Special Appeals.
On April 24, 2014, Dr. Qingsheng Zhu and Dr. Julio Spinelli, acting jointly on behalf of the stockholder representative committee of Action Medical, Inc. (Action Medical), filed a lawsuit against us and our subsidiary, Cardiac Pacemakers, Inc. (CPI), in the U.S. District Court for the District of Delaware. The stockholder representatives allege that we and CPI breached a contractual duty to pursue development and commercialization of certain patented heart pacing methods and devices and to return certain patents. A trial has been scheduled to begin on April 18, 2016.

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

On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed, Inc. and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. In August 2010, Cordis filed an amended complaint to add an additional patent and in September 2010, we filed counterclaims of invalidity and non-infringement. On October 26, 2011, the District Court granted Cordis' motion to add the Promus Element stent system to the case. On February 6, 2012, the District Court granted our motion to stay the action until the conclusion of the reexaminations against the Llanos patents that are pending in the U.S. Patent and Trademark Office. On February 27, 2015, the U.S. Patent and Trademark Office issued a decision in which certain claims of the Llanos patent were deemed unpatentable. On April 24, 2015, Cordis filed an appeal before the Federal Circuit. On December 16, 2015, the parties entered into a confidential settlement agreement.

On March 12, 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice (DOJ) requesting documents and information relating to reimbursement advice offered by us relating to certain CRM devices. On February 9, 2016, the DOJ informed us that we are no longer required to retain documents and information relating to the CID.

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

On July 11, 2014, we were served with a subpoena from the U.S. Attorney for the District of New Jersey. The subpoena seeks information relating to BridgePoint Medical, Inc., which we acquired in October 2012, including information relating to its sale of CrossBoss® and Stingray® products, educational and training activities that relate to those sales and our acquisition of BridgePoint Medical. On August 20, 2015, the court unsealed a qui tam lawsuit brought by a former employee named Robin Levy against the company as well as a decision by the U.S. Attorney for New Jersey declining to intervene in the lawsuit. The lawsuit alleges that the company violated the federal and various state false claims acts through seeking to upcode Chronic Total Occlusion (“CTO”) procedures and requiring in-patient treatment and purchases of coronary stents in order for physicians to receive training on the CTO procedure. On January 26, 2016, the Court dismissed the qui tam lawsuit.

On October 14, 2014, MK Optics, LLC filed a complaint in the United States District Court for the District of Delaware alleging that the sale of our Spyglass Direct Visualization System infringes a patent owned by MK Optics. The parties entered into a confidential settlement agreement and the case was dismissed on April 6, 2015.

On March 18, 2015, Denise Fretter and Maria Korsgaard, claiming to represent a class of current and former female field sales employees at Boston Scientific Neuromodulation Corporation (BSNC), filed a lawsuit against BSNC in the U.S. District Court for the Central District of California. The plaintiffs allege gender discrimination in pay, promotions and differential treatment against them and the putative class. On February 6, 2016, the parties entered into a confidential settlement agreement, and the case has been dismissed.

NOTE L – STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2015 and 2014, we had no shares of preferred stock issued or outstanding.
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
On January 25, 2013, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.0 billion of our common stock. We did not repurchases any shares of our common stock during 2015. During 2014, we repurchased approximately 10 million shares of our common stock for $125 million. During 2013, we repurchased approximately 51 million shares of our common stock for $500 million. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions. As of December 31, 2015, we had remaining $535 million authorized under our 2013 share repurchase program. There were approximately 248 million shares in treasury as of December 31, 2015 and December 31, 2014.

NOTE M – STOCK OWNERSHIP PLANS
Employee and Director Stock Incentive Plans
In March and May 2011, our Board of Directors and stockholders, respectively, approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to 146 million shares of our common stock. The 2011 LTIP covers officers, directors, employees and consultants, and provides for the grant of restricted or unrestricted common stock, deferred stock units (DSU), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based DSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 163 million as of December 31, 2015. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.
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
The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(in millions, except per share data)	2015	2014	2013
Cost of products sold	$7	$6	$8
Selling, general and administrative expenses	81	79	79
Research and development expenses	19	18	18
	107	103	105
Less: income tax benefit	(28)	(28)	(29)
	$79	$75	$76

Net impact per common share - basic	$0.06	$0.06	$0.06
Net impact per common share - assuming dilution	$0.06	$0.06	$0.06
Stock Options
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted during 2015, 2014 and 2013 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Options granted (in thousands)	4,441	4,943	1,992
Weighted-average exercise price	$16.49	$13.02	$7.44
Weighted-average grant-date fair value	$5.54	$5.07	$2.84
Black-Scholes Assumptions
Expected volatility	31%	37%	36%
Expected term (in years, weighted)	6.0	6.0	5.9
Risk-free interest rate	1.49% - 1.92%	1.69% - 2.09%	0.89% - 1.72%
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

Expected Dividend Yield
We have not historically paid cash dividends to our stockholders and currently do not intend to pay cash dividends. Therefore, we have assumed an expected dividend yield of zero in our grant-date fair value assessment.
Information related to stock options for 2015, 2014 and 2013 under stock incentive plans is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2012	54,881	$12
Granted	1,992	7
Exercised	(7,221)	8
Cancelled/forfeited	(4,760)	21
Outstanding as of December 31, 2013	44,892	$12
Granted	4,943	13
Exercised	(4,418)	8
Cancelled/forfeited	(5,909)	17
Outstanding as of December 31, 2014	39,508	$11
Granted	4,441	16
Exercised	(9,040)	9
Cancelled/forfeited	(3,820)	25
Outstanding as of December 31, 2015	31,089	$11	5.3	$240
Exercisable as of December 31, 2015	22,104	$10	4.0	$196
Expected to vest as of December 31, 2015	8,299	13	8.4	42
Total vested and expected to vest as of December 31, 2015	30,403	$11	5.2	$238
The total intrinsic value of stock options exercised was $69 million in 2015 and $24 million in both 2014 and 2013.

Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2015, 2014 and 2013 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant- Date Fair Value
Balance as of December 31, 2012	36,593	$7
Granted	13,913	8
Vested (1)	(10,307)	8
Forfeited	(2,860)	7
Balance as of December 31, 2013	37,339	$7
Granted	7,072	13
Vested (1)	(11,205)	7
Forfeited	(2,671)	8
Balance as of December 31, 2014	30,535	$9
Granted	6,606	16
Vested (1)	(11,607)	8
Forfeited	(1,770)	10
Balance as of December 31, 2015	23,764	$11

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The total vesting date fair value of stock award units that vested was approximately $186 million in 2015, $146 million in 2014 and $80 million in 2013.
Market-based DSU Awards
During 2015, 2014 and 2013, we granted market-based DSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total shareholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Health Care Index over a three-year performance period. In addition, award recipients must remain employed by us throughout the three-year performance period to attain the full amount of the market-based DSUs that satisfied the market performance criteria.
We determined the fair value of the 2015 market-based DSU awards to be approximately $7 million and the fair values of the 2014 and the 2013 market-based awards to be approximately $6 million and $8 million, respectively. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2015	2014	2013
	Awards	Awards	Awards
Stock price on date of grant	$16.31	$13.08	$7.39
Measurement period (in years)	3.0	3.0	3.0
Risk-free rate	0.98%	0.66%	0.34%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.
Free Cash Flow Performance-based DSU Awards
During 2015, 2014 and 2013, we granted free cash flow performance-based DSU awards to certain members of our senior management team. The attainment of these performance-based DSUs is based on our adjusted free cash flow (FCF) measured against our internal annual financial plan performance for FCF. FCF is measured over a one-year performance period beginning January 1st of each year and ending December 31st. The number of performance-based DSUs as to which the performance criteria under this program shall be determined to have been satisfied will be in a range of 0% to 150% of the target number of performance-based DSUs awarded to the participant. In addition, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based DSUs that satisfied the performance criteria.
We determined the fair value of the 2015 FCF awards to be approximately $6 million, based on the closing stock price at December 31, 2015 and an achievement of approximately 104% of the target payout. The per unit fair value is $18.44, which is the closing stock price on December 31, 2015. We determined the fair value of the 2014 FCF awards to be approximately $5 million and the per unit fair value was $13.25, and we determined the fair value of the 2013 FCF awards to be approximately $9 million and the per unit fair value was $12.02.
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
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. ASC Topic 718, Compensation – Stock Compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately nine percent to all unvested stock-based awards as of December 31, 2015, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually, or more frequently if there are significant changes in circumstances, and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2015:

	Unrecognized Compensation Cost (in millions)(1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$25
Non-vested stock awards	135
	$160	1.3

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.
Employee Stock Purchase Plans
Our global employee stock purchase plan provides for the granting of options to purchase up to 50 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2015, there were approximately 17 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2015	2014	2013
Shares issued or to be issued	2,529	2,618	3,833
Range of purchase prices	$11.24 - $15.13	$10.12 - $11.04	$5.01 - $7.96

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $9 million in expense associated with our employee stock purchase plan in 2015, $8 million in 2014 and $7 million in 2013.
NOTE N – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2015	2014	2013
Weighted average shares outstanding - basic	1,341.2	1,324.3	1,341.2
Net effect of common stock equivalents	—	—	—
Weighted average shares outstanding - assuming dilution	1,341.2	1,324.3	1,341.2
We generated net losses in 2015, 2014 and 2013. Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 22 million, 24 million and 19 million due to our net loss positions in 2015, 2014 and 2013, respectively.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 2 million stock options for 2015, 12 million for 2014, and 16 million for 2013, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

NOTE O – SEGMENT REPORTING
We have three reportable segments comprised of: Cardiovascular, Rhythm Management, and MedSurg, which represent an aggregation of our operating segments.
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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2015	2014	2013
Net sales
Interventional Cardiology	$2,242	$2,092	$1,995
Peripheral Interventions	975	861	805
Cardiovascular	3,217	2,953	2,800

Cardiac Rhythm Management	1,934	1,922	1,882
Electrophysiology	248	228	154
Rhythm Management	2,182	2,150	2,036

Endoscopy	1,422	1,343	1,277
Urology and Pelvic Health	735	542	505
Neuromodulation	512	474	454
MedSurg	2,669	2,359	2,236
Net sales allocated to reportable segments	8,068	7,462	7,072
Sales generated from business divestitures	—	4	58
Impact of foreign currency fluctuations	(591)	(86)	13
	$7,477	$7,380	$7,143

	Year Ended December 31,
(in millions)	2015	2014	2013
Depreciation expense
Cardiovascular	$116	$120	$111
Rhythm Management	94	92	99
MedSurg	73	75	73
Depreciation expense allocated to reportable segments	283	287	283
Impact of foreign currency fluctuations	(9)	—	(4)
	$274	$287	$279

	Year Ended December 31,
(in millions)	2015	2014	2013
Income (loss) before income taxes
Cardiovascular	$972	$767	$665
Rhythm Management	328	289	211
MedSurg	856	746	679
Operating income allocated to reportable segments	2,156	1,802	1,555
Corporate expenses and currency exchange	(486)	(308)	(203)
Goodwill and intangible asset impairment charges; pension termination charges; and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(1,502)	(1,357)	(822)
Amortization expense	(495)	(438)	(410)
Operating income (loss)	(327)	(301)	120
Other expense, net	(323)	(208)	(343)
	$(650)	$(509)	$(223)

	As of December 31,
(in millions)	2015	2014
Total assets		(restated*)
Cardiovascular	$1,583	$1,501
Rhythm Management	1,279	1,329
MedSurg	1,141	982
Total assets allocated to reportable segments	4,003	3,812
Goodwill	6,473	5,898
Other intangible assets, net	6,194	5,606
All other corporate assets	1,463	1,708
	$18,133	$17,024

*Certain prior year balances related to debt issuance costs have been restated to reflect our adoption of ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  Amounts reclassified from other long-term assets to long-term debt were not material. Please refer to Note A - Significant Accounting Policies and Note Q - New Accounting Pronouncements for additional details.
Enterprise-Wide Information (based on actual currency exchange rates)

	Year Ended December 31,
(in millions)	2015	2014	2013
Net sales
Interventional Cardiology	$2,033	$2,057	$1,997
Cardiac Rhythm Management	1,807	1,912	1,886
Endoscopy	1,306	1,323	1,280
Peripheral Interventions	904	850	809
Urology and Pelvic Health	693	535	505
Neuromodulation	501	472	453
Electrophysiology	233	227	155
	7,477	7,376	7,085
Sales generated from divested businesses	—	4	58
	$7,477	$7,380	$7,143

United States	$4,229	$3,885	$3,743
Japan	602	678	744
Other countries	2,646	2,813	2,598
	7,477	7,376	7,085
Sales generated from divested businesses	—	4	58
	$7,477	$7,380	$7,143

	As of December 31,
(in millions)	2015	2014	2013
Long-lived assets
United States	$1,018	$1,002	$998
Ireland	170	197	240
Other foreign countries	302	308	308
Property, plant and equipment, net	1,490	1,507	1,546
Goodwill	6,473	5,898	5,693
Other intangible assets, net	6,194	5,606	5,950
	$14,157	$13,011	$13,189

NOTE P – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the years ended December 31, 2015 and December 31, 2014. Amounts in the chart below are presented net of tax.

Year Ended December 31, 2015
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items / Other	Total
Beginning Balance	$(38)	$219	$(37)	$144
Other comprehensive income (loss) before reclassifications	(16)	70	(3)	51
(Gain)/Loss reclassified from accumulated other comprehensive income	—	(137)	30	(107)
Net current-period other comprehensive income	(16)	(67)	27	(56)
Ending Balance	$(54)	$152	$(10)	$88

Year Ended December 31, 2014
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items / Other	Total
Beginning Balance	$(16)	$141	$(19)	$106
Other comprehensive income (loss) before reclassifications	(22)	145	(10)	113
(Gain)/Loss reclassified from accumulated other comprehensive income	—	(67)	(8)	(75)
Net current-period other comprehensive income	(22)	78	(18)	38
Ending Balance	$(38)	$219	$(37)	$144
The income tax impact of the amounts in other comprehensive income for unrealized gains/losses on derivative financial instruments before reclassifications was an expense of $39 million in the year ended December 31, 2015 and an expense of $83 million in the year ended December 31, 2014. The gains and losses on derivative financial instruments reclassified from accumulated other comprehensive income were reduced by income tax impacts of $78 million in the year ended December 31, 2015 and $38 million in the year ended December 31, 2014. Refer to Note E – Fair Value Measurements for further detail on the reclassifications related to derivatives.
The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassifications was a benefit of $2 million in the year ended December 31, 2015 and a benefit of $5 million in the year ended December 31, 2014. The gains and losses on defined benefit and pension items reclassified from accumulated other comprehensive income were reduced by income tax impacts of $17 million in the year ended December 31, 2015 and $5 million in the year ended December 31, 2014.

NOTE Q – NEW ACCOUNTING PRONOUNCEMENTS

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

ASC Update No. 2015-03

In April 2015, the FASB issued ASC Update No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. Update No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Update No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. Early adoption is permitted for financial statements that have not been previously issued. We adopted Update No. 2015-03 as of December 31, 2015 which required us to reclassify our debt issuance costs from deferred charges to direct deductions of our debt liabilities. We were required to apply this amendment retrospectively to all prior periods reflected in the financial statement. The adoption of Update No. 2015-03 did not have a material impact on our financial position and had no impact on our results of operations.
Standards to be Implemented

ASC Update No. 2014-09

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). Update No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017. As such, the standard will be effective for us on January 1, 2018. Under the deferral, early application is still permitted but not before the original public organization effective date, which is for annual reporting periods beginning after December 15, 2016. We expect to adopt Update No. 2014-09 effective January 1, 2018. We are in the process of determining the effect that the adoption of this standard will have on our financial position and results of operations.

ASC Update No. 2015-05

In April 2015, the FASB issued ASC Update No. 2015-05, Intangibles- Goodwill and Other - Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Update No. 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Update No. 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. We elected to adopt the amendments prospectively to all arrangements entered into or materially modified after the effective date . The adoption of Update No. 2015-05 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2015-12

In July 2015, the FASB issued ASC Update No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). Update No. 2015-12 has three parts. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefit plans and Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. Update No. 2015-12 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-12 is not expected to have a material impact on our financial position or results of operations.

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

ASC Update No. 2015-17

In November 2015, the FASB issued ASC Update No. 2015-17, Income Taxes (Topic 740). Update No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. It is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. An entity can elect to adopt prospectively or retrospectively. The adoption of Update No. 2015-17 will not impact our results of operations. We are in the process of determining the effect that the adoption of this standard will have on our financial position.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions is permitted. Update 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Update 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. The adoption of Update No. 2016-01 is not expected to have a material impact on our financial position or results of operations.

No other new accounting pronouncements, issued or effective, during the period had, or is expected to have, a material impact on our consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)

(unaudited)

	Three Months Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
2015
Net sales	$1,768	$1,843	$1,888	$1,978
Gross profit	1,248	1,303	1,349	1,405
Operating income (loss)	24	219	(299)	(271)
Net income (loss)	(1)	102	(198)	(142)
Net income (loss) per common share - basic	$(0.00)	$0.08	$(0.15)	$(0.11)
Net income (loss) per common share - assuming dilution	$(0.00)	$0.08	$(0.15)	$(0.11)

2014
Net sales	$1,774	$1,873	$1,846	$1,887
Gross profit	1,237	1,310	1,296	1,327
Operating income (loss)	197	(69)	64	(493)
Net income (loss)	133	4	43	(299)
Net income (loss) per common share - basic	$0.10	$0.00	$0.03	$(0.23)
Net income (loss) per common share - assuming dilution	$0.10	$0.00	$0.03	$(0.23)

Our reported results for 2015 included intangible asset impairment charges, pension termination charges, debt extinguishment charges, restructuring- and restructuring related charges, litigation-related net charges, acquisition- and divestiture-related net charges, discrete tax items and amortization expense (after tax) of: $287 million in the first quarter, $192 million in the second quarter, $524 million in the third quarter and $504 million in the fourth quarter. These after-tax net charges consisted primarily of: $705 million of litigation-related net charges and $446 million of amortization expense.

Our reported results for 2014 included intangible asset impairment charges, restructuring- and restructuring related charges, litigation-related net charges, acquisition- and divestiture-related net credits, discrete tax items and amortization expense (after tax) of: $135 million in the first quarter, $281 million in the second quarter, $230 million in the third quarter and $602 million in the fourth quarter. These after-tax net charges consisted primarily of: $659 million of litigation-related net charges and $385 million of amortization expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2015, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2015, and is incorporated into this Annual Report on Form 10-K by reference.

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
(a)(3) Exhibits (* documents filed or furnished with this report, ** certain schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  We agree to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request, # compensatory plans or arrangements)

EXHIBIT NO.	TITLE

2.1
Purchase Agreement among American Medical Systems Holdings, Inc., Endo Health Solutions Inc. and the Company, dated as of March 2, 2015 (incorporated by reference to Exhibit 2.1, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083).**

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

4.16	2.850% Senior Notes due 2020 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.17	3.375% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.18	3.850% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.19
Indenture dated as of May 29, 2013, between Boston Scientific Corporation and U.S. National Bank Association, as trustee (incorporated herein by reference to Exhibit 4.1, Registration Statement on Form S-3 (File No 333-188918) filed on May 29, 2013).

10.1
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

10.2
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding LLC, as the Buyer (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.3
Credit Agreement dated as of April 18, 2012 by and among the Company, the several lenders parties thereto, and Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 18, 2012, File No. 1-11083).

10.4
Credit Agreement dated as of April 10, 2015 by and among Boston Scientific Corporation, the several lenders parties thereto, Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 14, 2015, File No. 1-11083).

10.5
First Amendment, dated as of October 23, 2015, to the Credit Agreement, dated as of April 10, 2015, among Boston Scientific Corporation, the several lenders party thereto, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent.*

10.6
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (incorporated herein by reference to Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

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

10.9
Settlement Agreement among Johnson & Johnson, Guidant LLC and the Company, dated as of February 13, 2015 (incorporated by reference to Exhibit 2.1, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083).

10.10	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.11	Form of Restricted Stock Award Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.12
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.13
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005 and Exhibit 10.4, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.14	Form of Trust under the Boston Scientific Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).#

10.15	Boston Scientific Corporation Deferred Bonus Plan (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 11, 2010, File No. 1-11083).#

10.16	Form of 2012 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 16, 2011, File No. 1-11083).#

10.17
Boston Scientific Corporation 2013 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.5, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.18	Boston Scientific Corporation 2013 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.6, Current Report on Form 8-K dated October 30, 2012, File No. 1-11083).#

10.19
Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.39, Annual Report on Form 10-K for year ended December 31, 2010, File No. 1-11083).#

10.20
Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011 (incorporated herein by reference to Exhibit 10.44, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.21
Form of Second Amendment of Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 1-11083).#

10.22
Form of Third Amendment of the Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File No. 1-11083).#

10.23
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

10.24
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).#

10.25
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.26	Form of Non-Qualified Stock Option Agreement (vesting over three years) (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.27	Form of Non-Qualified Stock Option Agreement (vesting over four years) (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.28
Form of Non-Qualified Stock Option Agreement (vesting over two years) (incorporated herein by reference to Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.29	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.30
Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q dated September 30, 2010, File No. 1-11083).#

10.31
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.32
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.33
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.70, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.34
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.71, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.35
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Special) (incorporated herein by reference to Exhibit 10.72, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.36
Form of Change in Control Agreement between the Company and certain Executive Officers (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.37
Form of Offer Letter between the Company and Timothy A. Pratt dated April 9, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11083).#

10.38
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.39
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.40
Form of Offer Letter by and between the Company and Joseph M. Fitzgerald dated February 27, 2014 (incorporated by reference to Exhibit 2.1, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083). #

10.41
Form of Offer Letter by and between the Company and Kevin J. Ballinger dated December 14, 2012 (incorporated by reference to Exhibit 2.1, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083).#

10.42	The Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1, Registration No. 333-98755).#

10.43
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 (incorporated herein by reference to Exhibit 10.118, Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-11083).#

10.44	Form of Letter to Key Management Personnel re: Change in Control Agreement (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 28, 2013, File No. 1-11083).

10.45
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 24, 2013 File No. 1-11083). #

10.46
Boston Scientific Corporation Total Shareholder Return Performance Share Program, Performance Period January 1, 2014 - December 31, 2016 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.47
Boston Scientific Corporation Free Cash Flow Performance Share Program, Performance Period January 1, 2014 - December 31, 2014 (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.48
Form of 2011 Long-Term Incentive Plan Global Deferred Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.49
Form of 2011 Long-Term Incentive Plan Global Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.50
Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, as amended and restated, effective August 1, 2013 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 File No. 1-11083).#

10.51
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 28, 2008, File No. 1-11083).#

10.52
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2014 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 File No. 1-11083).#

10.53
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (2014 Total Shareholder Return) incorporated herein by reference to Exhibit 10.99, Annual Report on Form 10-K for the year ended December 31, 2013 File No. 1-11083).#

10.54
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (2014 Free Cash Flow) incorporated herein by reference to Exhibit 10.100, Annual Report on Form 10-K for the year ended December 31, 2013 File No. 1-11083).#

10.55
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2014 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 1-11083). #

10.56
Boston Scientific Corporation 2015 Annual Bonus Plan, effective as of January 1, 2015 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.57
Boston Scientific Corporation 2015 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.58	Boston Scientific Corporation 2015 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.59
Boston Scientific Corporation Executive Retirement Plan, as amended and restated effective November 1, 2014 (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.60
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.61
Form of Restricted Stock Award Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.62
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.63
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.64
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.65
First Amendment to Boston Scientific Corporation Deferred Bonus Plan, effective January 1, 2015 (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.66
Boston Scientific Corporation 2016 Annual Bonus Plan, effective as of January 1, 2016 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083).#

10.67
Boston Scientific Corporation 2016 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083)#

10.68	Boston Scientific Corporation 2016 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083)#

10.69
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 1-11083). #

10.70
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, File No. 1-11083). #

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Boston Scientific's subsidiaries as of February 12, 2016.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2015, 2014 and 2013; (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) the notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2016	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 24, 2016	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 24, 2016	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 24, 2016	By:	/s/ Charles J. Dockendorff

Charles J. Dockendorff
Director

Dated: February 24, 2016	By:	/s/ Donna A. James

Donna A. James
Director

Dated: February 24, 2016	By:	/s/ Kristina M. Johnson, Ph.D.

Kristina M. Johnson, Ph.D.
Director

Dated: February 24, 2016	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 24, 2016	By:	/s/ Stephen P. MacMillan

Stephen P. MacMillan
Director

Dated: February 24, 2016	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 24, 2016	By:	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph. D.
Director

Dated: February 24, 2016	By:	/s/ N.J. Nicholas, Jr.

N.J. Nicholas, Jr.
Director

Dated: February 24, 2016	By:	/s/ Pete M. Nicholas

Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 24, 2016	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 24, 2016	By:	/s/ John E. Sununu

John E. Sununu
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Deductions to Allowances for Uncollectible Accounts (b)	Charges to (Deductions from) Other Accounts (c)	Balance at End of Year
Year Ended December 31, 2015:
Allowances for uncollectible accounts and sales returns and allowances	$105	15	(16)	15	$119
Year Ended December 31, 2014:
Allowances for uncollectible accounts and sales returns and allowances	$112	10	(15)	(2)	$105
Year Ended December 31, 2013:
Allowances for uncollectible accounts and sales returns and allowances	$119	5	(12)	—	$112
(a) Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b) Represents actual write-offs of uncollectible accounts.
(c) Represents net change in allowances for sales returns, recorded as contra-revenue.