Form 10-Q
period 2016-03-31
BOSTON SCIENTIFIC CORP
filed 2016-05-04
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 29, 2016
Common Stock, $.01 par value	1,356,866,856

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
in millions, except per share data	2016	2015

Net sales	$1,964	$1,768
Cost of products sold	573	520
Gross profit	1,391	1,248

Operating expenses:
Selling, general and administrative expenses	716	668
Research and development expenses	210	192
Royalty expense	19	17
Amortization expense	136	113
Contingent consideration expense (benefit)	4	27
Restructuring charges	3	6
Litigation-related charges (credits)	10	193
Pension termination charges	—	8
	1,098	1,224
Operating income (loss)	293	24

Other income (expense):
Interest expense	(59)	(60)
Other, net	(6)	(15)
Income (loss) before income taxes	228	(51)
Income tax expense (benefit)	26	(50)
Net income (loss)	$202	$(1)

Net income (loss) per common share — basic	$0.15	$(0.00)
Net income (loss) per common share — assuming dilution	$0.15	$(0.00)

Weighted-average shares outstanding
Basic	1,350.4	1,333.7
Assuming dilution	1,369.9	1,333.7

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2016	2015
Net income (loss)	$202	$(1)
Other comprehensive income (loss):
Foreign currency translation adjustment	16	(35)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(69)	28
Net change in certain retirement plans, net of tax	—	5
Total other comprehensive income (loss)	(53)	(2)
Total comprehensive income (loss)	$149	$(3)

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
in millions, except share and per share data	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338	$319
Trade accounts receivable, net	1,291	1,275
Inventories	1,022	1,016
Deferred and prepaid income taxes	76	496
Other current assets	437	365
Total current assets	3,164	3,471
Property, plant and equipment, net	1,464	1,490
Goodwill	6,477	6,473
Other intangible assets, net	6,062	6,194
Other long-term assets	551	505
TOTAL ASSETS	$17,718	$18,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$253	$3
Accounts payable	232	209
Accrued expenses	1,792	1,970
Other current liabilities	331	248
Total current liabilities	2,608	2,430
Long-term debt	5,424	5,674
Deferred income taxes	295	735
Other long-term liabilities	2,934	2,974

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares - issued 1,602,133,758 shares as of March 31, 2016 and 1,594,213,786 shares as of December 31, 2015	16	16
Treasury stock, at cost - 247,566,270 shares as of March 31, 2016 and 247,566,270 shares as of December 31, 2015	(1,717)	(1,717)
Additional paid-in capital	16,848	16,860
Accumulated deficit	(8,725)	(8,927)
Accumulated other comprehensive income (loss), net of tax	35	88
Total stockholders’ equity	6,457	6,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,718	$18,133

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
in millions	2016	2015

Cash provided by (used for) operating activities	$116	$(197)

Investing activities:
Purchases of property, plant and equipment	(60)	(46)
Proceeds from disposal of property, plant and equipment	30	—
Purchases of privately held securities	(13)	—
Purchases of notes receivable	(5)	(3)
Payments for investments and acquisitions of certain technologies	—	(2)

Cash provided by (used for) investing activities	(48)	(51)

Financing activities:
Payment of contingent consideration	(21)	(87)
Proceeds from borrowings on credit facilities	40	—
Payments on borrowings from credit facilities	(40)	—
Cash used to net share settle employee equity awards	(57)	(61)
Proceeds from issuances of shares of common stock	27	54

Cash provided by (used for) financing activities	(51)	(94)

Effect of foreign exchange rates on cash	2	(3)

Net increase (decrease) in cash and cash equivalents	19	(345)
Cash and cash equivalents at beginning of period	319	587
Cash and cash equivalents at end of period	$338	$242

Supplemental Information
Stock-based compensation expense	$28	$26

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three months ended March 31, 2016. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note I - Commitments and Contingencies for more information.

Pension Termination Charges

Following our 2006 acquisition of Guidant Corporation, we sponsored the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The plan was partially frozen as of September 25, 1995 and completely frozen as of May 31, 2007. The plan was subsequently terminated effective December 1, 2014. During 2015, we finalized the termination process and settled the plan’s obligations, and as a result, we recorded pension termination charges of $8 million during the first quarter of 2015 and an additional $36 million during the third quarter of 2015 for a total of $44 million of pension termination charges in the year ended December 31, 2015. We do not expect to record any additional pension termination charges in 2016 related to the termination of the Guidant Retirement Plan.
NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

We did not close any material acquisitions during the first quarter of 2016 and 2015.

Contingent Consideration

Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets and/or obtaining regulatory approvals. In accordance with U.S. GAAP, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our condensed consolidated statements of operations.

We recorded net expenses related to the changes in fair value of our contingent consideration liabilities of $4 million and $27 million during the first quarter of 2016 and the first quarter of 2015, respectively. We paid contingent consideration of $63 million during the first quarter of 2016 and $99 million during the first quarter of 2015.

Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2015	$246
Other amounts recorded related to prior acquisitions	1
Fair value adjustments	4
Contingent payments related to prior period acquisitions	(63)
Balance as of March 31, 2016	$188

As of March 31, 2016, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.586 billion.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of March 31, 2016	Valuation Technique	Unobservable Input	Range
R&D, regulatory and commercialization-based Milestones	$20 million	Discounted Cash Flow	Discount Rate	2.1% - 3.7%
			Probability of Payment	32% - 95%
			Projected Year of Payment	2017 - 2021
Revenue-based Payments	$62 million	Discounted Cash Flow	Discount Rate	11% - 15%
			Projected Year of Payment	2016 - 2022
	$106 million	Monte Carlo	Revenue Volatility	15%
			Risk Free Rate	LIBOR Term Structure
			Projected Year of Payment	2016 - 2018

Increases or decreases in the fair value of our contingent consideration liabilities can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving R&D, regulatory commercialization-based and revenue-based milestones. Projected contingent payment amounts related to certain R&D, regulatory and commercialization-based and certain revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn-out period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

Strategic Investments

We did not close any material strategic investments during the first quarter of 2016 and 2015.

We account for certain of our strategic investments, as equity method investments, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 323, Investments - Equity Method and Joint Ventures. The book value of investments that we accounted for under the equity method of accounting was $184 million as of March 31, 2016 and $173 million as of December 31, 2015. The aggregate value of our cost method investments was $46 million as of March 31, 2016 and $45 million as of December 31, 2015. In addition we had notes receivable from certain companies that we account for under the cost method of $32 million as of March 31, 2016 and $30 million as of December 31, 2015.

As of March 31, 2016, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $100 million, which represents amortizable intangible assets and in-process research and development, corresponding deferred tax liabilities, and goodwill. During the three months ended March 31, 2016 and March 31, 2015, the net losses from our equity method adjustments, presented within the Other, net caption of our condensed consolidated statement of operations, were immaterial.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of March 31, 2016 and December 31, 2015 are as follows:

	As of
	March 31, 2016		December 31, 2015
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,948	$(4,155)	$8,948	$(4,054)
Patents	520	(362)	520	(358)
Other intangible assets	1,531	(639)	1,529	(610)
	$10,999	$(5,156)	$10,997	$(5,022)
Unamortizable intangible assets
Goodwill	$16,377	$(9,900)	$16,373	$(9,900)
In-process research and development (IPR&D)	99		99
Technology-related	120	—	120	—
	$16,596	$(9,900)	$16,592	$(9,900)

Our technology-related intangible assets that are not subject to amortization represent technical processes, intellectual property and/or institutional understanding acquired through business combinations that are fundamental to the on-going operations of our business and have no limit to their useful life. Our technology-related intangible assets that are not subject to amortization are comprised primarily of certain acquired balloon and other technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine. We assess our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with ASC Topic 350, Intangibles - Goodwill and Other.

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2015	$3,451	$292	$2,730	$6,473
Purchase price adjustments	—	—	4	4
Balance as of March 31, 2016	$3,451	$292	$2,734	$6,477

Goodwill Impairment Testing

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our most recent Annual Report filed on Form 10-K for discussion of our most recent goodwill impairment test.

The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2015	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of March 31, 2016	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. We did not record any intangible asset impairment charges during the three months ended March 31, 2016 and March 31, 2015.

NOTE D – FAIR VALUE MEASUREMENTS

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

Currently or Previously Designated Foreign Currency Hedges

All of our designated currency hedge contracts outstanding as of March 31, 2016 and December 31, 2015 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.197 billion as of March 31, 2016 and $1.458 billion as of December 31, 2015.

We recognized net gains of $48 million in earnings on our cash flow hedges during the first quarter of 2016, as compared to net gains of $49 million during the first quarter of 2015. All currency cash flow hedges outstanding as of March 31, 2016 mature within 36 months. As of March 31, 2016, $77 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains, net of tax, of $145 million as of December 31, 2015. As of March 31, 2016, $70 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

The success of our hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, British pound sterling, Australian dollar and Canadian dollar). We may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility. In addition, changes in foreign currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.257 billion as of March 31, 2016 and $2.090 billion as of December 31, 2015.

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

We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts designated as fair value hedges, and forward starting interest rate derivative contracts and treasury locks designated as cash flow hedges upon termination into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $60 million as of March 31, 2016 and $63 million as of December 31, 2015, and unamortized losses of $1 million as of March 31, 2016 and $1 million as of December 31, 2015 related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated forward starting interest rate derivative contracts and treasury locks of $10 million as of March 31, 2016 and $10 million as of December 31, 2015. The net gains that we recognized as a reduction of interest expense in earnings related to previously terminated interest rate derivatives were approximately $3 million during the first quarter of 2016 and $2 million during the first quarter of 2015. As of March 31, 2016, $13 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our terminated interest rate derivative contracts.

Counterparty Credit Risk

We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or a related group of counterparties. We manage the concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and actively monitoring their credit ratings and outstanding fair values on an ongoing basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements, and none contain provisions that are dependent on our credit ratings from any credit rating agency.

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

Fair Value of Derivative Instruments

The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the first quarter of 2016 and 2015 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended March 31, 2016
Currency hedge contracts	$59	$48	Cost of products sold
	$59	$48
Three Months Ended March 31, 2015
Currency hedge contracts	$93	$49	Cost of products sold
	$93	$49

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was immaterial for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended
		March 31,
		2016	2015
Gain (loss) on currency hedge contracts	Other, net	$(39)	$23
Gain (loss) on foreign currency transaction exposures	Other, net	34	(33)
Net foreign currency gain (loss)	Other, net	$(5)	$(10)

Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for the assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2016, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of March 31, 2016 and December 31, 2015:

		As of
		March 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2016	2015
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$101	$138
Currency hedge contracts	Other long-term assets	34	66
		135	204
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	29	33
Total Derivative Assets		$164	$237

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$6	$1
Currency hedge contracts	Other long-term liabilities	22	—
		28	1
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	62	22
Total Derivative Liabilities		$90	$23

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016				As of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$91	$—	$—	$91	$118	$—	$—	$118
Currency hedge contracts	—	164	—	164	—	237	—	237
	$91	$164	$—	$255	$118	$237	$—	$355
Liabilities
Currency hedge contracts	$—	$90	$—	$90	$—	$23	$—	$23
Accrued contingent consideration	—	—	188	188	—	—	246	246
	$—	$90	$188	$278	$—	$23	$246	$269

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $91 million invested in money market and government funds as of March 31, 2016, we had $15 million in short-term time deposits and $232 million in interest bearing and non-interest bearing bank accounts. In addition to $118 million invested in money market and government funds as of December 31, 2015, we had $31 million in short-term deposits and $170 million in interest bearing and non-interest bearing bank accounts.

Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Refer to Note B – Acquisitions and Strategic Investments for a discussion of our cost method investments.

The fair value of our outstanding debt obligations was $6.037 billion as of March 31, 2016 and $5.887 billion as of December 31, 2015, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.677 billion as of March 31, 2016 and December 31, 2015. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2016 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term Loans	—	85	390	150	375	—	1,000
	$—	$335	$990	$150	$1,825	$2,350	$5,650

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of March 31, 2016). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of March 31, 2016). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.50 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of March 31, 2016 or December 31, 2015.

	Covenant Requirement as of March 31, 2016	Actual as of March 31, 2016
Maximum leverage ratio (1)	4.5 times	2.9 times
Minimum interest coverage ratio (2)	3.0 times	7.0 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2016, we had $547 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of March 31, 2016, we had $1.680 billion of the combined legal and debt exclusion remaining.

As of and through March 31, 2016, we were in compliance with the required covenants.

Term Loans

As of March 31, 2016, we had an aggregate of $1.000 billion outstanding under our unsecured term loan facilities and $1.000 billion outstanding as of December 31, 2015. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $250 million outstanding as of March 31, 2016 and December 31, 2015, along with an unsecured term loan credit facility entered into in April 2015 (2015 Term Loan) which had $750 million outstanding as of March 31, 2016 and December 31, 2015.

Borrowings under the 2013 Term Loan bear interest at LIBOR plus an interest margin between 1.00 percent and 1.75 percent (currently 1.50 percent) based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2013 Term Loan facility in 2015. As a result and in accordance with the credit agreement, the remaining outstanding balance is payable with $10 million due in the fourth quarter of 2017, $20 million due in each of the first and second quarters of 2018 and the remaining principal amount due at the final maturity date in August 2018. The 2013 Term Loan borrowings are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Term Loan facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of March 31, 2016 is 2.9 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of March 31, 2016 is 7.0 times.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020. The 2015 Term Loan was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2017, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of March 31, 2016 is 2.9 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of March 31, 2016 is 7.0 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of March 31, 2016 and December 31, 2015. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense, during the second quarter of 2015, for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, to the extent if borrowed by our subsidiaries and to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of March 31, 2016 is 2.9 times. We had no borrowings outstanding under this facility as of March 31, 2016 and December 31, 2015.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $411 million as of March 31, 2016. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $178 million of receivables as of March 31, 2016 at an average interest rate of 1.7 percent, and $151 million as of December 31, 2015 at an average interest rate of 2.4 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $187 million as of March 31, 2016). We de-recognized $146 million of notes receivable and factored receivables as of March 31, 2016 at an average interest rate of 1.6 percent and $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2016 we had outstanding letters of credit of $43 million, as compared to $44 million as of December 31, 2015, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2016 and December 31, 2015, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of March 31, 2016 or December 31, 2015. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

NOTE F – RESTRUCTURING-RELATED ACTIVITIES

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

2014 Restructuring Plan

On October 22, 2013, our Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring Plan). The 2014 Restructuring Plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing Plant Network Optimization (PNO) strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and were substantially completed by the end of 2015, except for certain ongoing actions associated with our PNO strategy, which we expect to be substantially completed by the end of 2016.

The implementation of the 2014 Restructuring Plan will result in total pre-tax charges of approximately $255 million to $270 million, and approximately $240 million to $255 million of these charges are estimated to result in cash outlays, of which we have made payments of $212 million through March 31, 2016. We have recorded related costs of $242 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

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

We recorded net restructuring charges pursuant to our restructuring plans of $3 million in the first quarter of 2016 and $6 million in the first quarter of 2015. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $10 million in the first quarter of 2016 and $16 million in the first quarter of 2015.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended March 31, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$1	$—	$—	$2	$3
Restructuring-related expenses:
Cost of products sold	—	—	5	—	5
Selling, general and administrative expenses	—	1	—	4	5
	—	1	5	4	10
	$1	$1	$5	$6	$13

All charges incurred in the first quarter of 2016 are related to the 2014 Restructuring Plan.

Three Months Ended March 31, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$5	$—	$—	$1	$6
Restructuring-related expenses:
Cost of products sold	—	—	8	—	8
Selling, general and administrative expenses	—	1	—	7	8
	—	1	8	7	16
	$5	$1	$8	$8	$22

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring Plan	$8	$1	$8	$8	$25
Substantially completed restructuring programs	(3)	—	—	—	(3)
	$5	$1	$8	$8	$22

Termination benefits represent amounts incurred pursuant to our ongoing benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and FASB ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). We expect to record additional termination benefits related to our restructuring initiatives throughout 2016 as we complete our 2014 Restructuring Plan. Other restructuring costs, which represent primarily consulting fees and costs related to contract cancellations, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

As of March 31, 2016, we incurred cumulative restructuring charges related to our 2014 Restructuring Plan of $128 million and restructuring-related costs of $114 million since we committed to the plan. The following presents these costs by major type (in millions):

Termination benefits	$97
Fixed asset write-offs	—
Other	31
Total restructuring charges	128
Accelerated depreciation	9
Transfer costs	60
Other	45
Restructuring-related expenses	114
$242

We made cash payments of $23 million in the first quarter of 2016 associated with our restructuring initiatives and as of March 31, 2016, we had made total cash payments of $212 million related to our 2014 Restructuring Plan since committing to the plan. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2014 Restructuring Plan
Three Months Ended March 31, 2016
Termination benefits	$14
Transfer costs	5
Other	4
$23

Program to Date
Termination benefits	$83
Transfer costs	60
Other	69
$212

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2014 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets (in millions):

Accrued as of December 31, 2015	$29
Charges (credits)	1
Cash payments	(14)
Accrued as of March 31, 2016	$16

In addition to our accrual for termination benefits, we had a $4 million liability as of March 31, 2016 and a $3 million liability as of December 31, 2015 for other restructuring-related items.

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	March 31, 2016	December 31, 2015
Accounts receivable	$1,413	$1,394
Less: allowance for doubtful accounts	(80)	(75)
Less: allowance for sales returns	(42)	(44)
	$1,291	$1,275

The following is a rollforward of our allowance for doubtful accounts for the first quarter of 2016 and 2015:

	Three Months Ended March 31,
(in millions)	2016	2015
Beginning balance	$75	$76
Charges to expenses	4	2
Utilization of allowances	1	(6)
Ending balance	$80	$72

Inventories

	As of
(in millions)	March 31, 2016	December 31, 2015
Finished goods	$700	$706
Work-in-process	107	102
Raw materials	215	208
	$1,022	$1,016

Property, plant and equipment, net

	As of
(in millions)	March 31, 2016	December 31, 2015
Land	$83	$86
Buildings and improvements	964	981
Equipment, furniture and fixtures	2,849	2,793
Capital in progress	185	202
	4,081	4,062
Less: accumulated depreciation	2,617	2,572
	$1,464	$1,490

Depreciation expense was $64 million for the first quarter of 2016 and $65 million for the first quarter of 2015.

Accrued expenses

	As of
(in millions)	March 31, 2016	December 31, 2015
Legal reserves	$788	$773
Payroll and related liabilities	403	504
Accrued contingent consideration	86	119
Other	515	574
	$1,792	$1,970

Other long-term liabilities

	As of
(in millions)	March 31, 2016	December 31, 2015
Accrued income taxes	$1,263	$1,253
Legal reserves	1,107	1,163
Accrued contingent consideration	102	127
Other long-term liabilities	462	431
	$2,934	$2,974

Accrued warranties

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first three months of 2016 and 2015 consisted of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Beginning Balance	$23	$25
Provision	4	5
Settlements/reversals	(6)	(4)
Ending Balance	$21	$26

NOTE H – INCOME TAXES

Our effective tax rates from continuing operations for the three months ended March 31, 2016 and March 31, 2015, were 11.4% and 97.5%, respectively. The change in our reported tax rate for the first quarter of 2016, as compared to the same period in 2015, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related items, contingent consideration, litigation-related and restructuring and restructuring-related items, as well as the impact of certain discrete tax items.

As of March 31, 2016, we had $1.056 billion of gross unrecognized tax benefits, of which a net $901 million, if recognized, would affect our effective tax rate. As of December 31, 2015, we had $1.056 billion of gross unrecognized tax benefits, of which a net $900 million, if recognized, would affect our effective tax rate.

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

No payments on the net assessments would be required until the dispute is definitively resolved, which, based on experiences of other companies, could take several years. We believe our income tax reserves associated with these matters are adequate as of March 31, 2016. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $516 million accrued for gross interest and penalties as of March 31, 2016 and $500 million as of December 31, 2015. We recognized net tax expense related to interest and penalties of $10 million during the first quarter of 2016 and $11 million during the first quarter of 2015.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $15 million.

In November 2015, the FASB issued ASC Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. The new guidance is effective for all public Companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We have elected to early adopt this standard prospectively at the beginning of 2016.

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

Our accrual for legal matters that are probable and estimable was $1.895 billion as of March 31, 2016 and $1.936 billion as of December 31, 2015, and includes certain estimated costs of settlement, damages and defense. We recorded $10 million of litigation-related charges during the first three months of 2016 and $193 million of litigation-related charges during the first three months of 2015. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On September 22, 2014, The Board of Trustees for the University of Alabama filed a complaint in the United States District Court for the Northern District of Alabama alleging that the sale of our cardiac resynchronization therapy devices infringe a patent owned by the University of Alabama. On August 21, 2015, the court ordered a stay pending our requests for inter partes review of all claims related to the patent before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (USPTO). Our requests were rejected on September 24, 2015 and October 19, 2015. On March 7, 2016, the USPTO granted our reconsideration motion and initiated an inter partes review and, on March 29, 2016, the District Court stayed the case pending a decision in the inter partes review.

On October 30, 2015, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation and Edwards Lifesciences Services GmbH in Düsseldorf District Court in Germany for patent infringement. We allege that Edwards’ SAPIEN 3 heart valve infringes our patent related to adaptive sealing technology. On February 25, 2016, we extended the action to allege infringement of a second patent related to adaptive sealing technology.

On November 9, 2015, Edwards Lifesciences, LLC filed an invalidity claim against one of our subsidiaries, Sadra Medical, Inc., in the High Court of Justice, Chancery Division Patents Court in the United Kingdom, alleging that a European patent owned by Sadra relating to a repositionable heart valve is invalid. On January 15, 2016, we filed our defense and counterclaim for a declaration that our European patent is valid and infringed by Edwards. On February 25, 2016, we amended our counterclaim to allege infringement of a second patent related to adaptive sealing technology.

On April 7, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation, Edwards Lifesciences LLC and Edwards Lifesciences SAS in the Grand Tribunal, Paris France for patent infringement. We allege that Edwards’ SAPIEN 3 heart valve infringes two of our patents related to adaptive sealing technology.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN 3 valve infringes a patent related to adaptive sealing technology.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the Central District of California for patent infringement. We allege that Edwards’ aortic valve delivery systems infringe eight of our catheter related patents.

On April 26, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser) owned by Edwards is infringed by our Lotus™ transcatheter heart valve system.

Product Liability Litigation

As of May 2, 2016, over 36,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of four putative class actions, and fewer than 15 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of May 2, 2016, we have entered into master settlement agreements with certain plaintiffs' counsel to resolve an aggregate of approximately 11,000 cases and claims of which approximately 6,000 have been settled. Each master settlement agreement was entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing and provides that the settlement and the distribution of settlement funds to participating claimants are conditioned upon, among other things, achieving minimum required claimant participation thresholds. If the participation thresholds under a master settlement agreement are not satisfied, we may terminate that agreement. In addition, we continue to engage in discussions with various plaintiffs’ counsel regarding potential resolution of pending cases and claims.

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

Other Proceedings

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. On June 5, 2014, the District Court granted Mirowski’s motion to remand the case to the Montgomery County Circuit Court. On September 24, 2014, following a jury verdict against us, the Montgomery County Circuit Court entered a judgment that we breached our license agreement with Mirowski and awarded damages of $308 million. On October 28, 2014, the Montgomery County Circuit Court denied our post-trial motions seeking to overturn the judgment. On November 19, 2014, we filed an appeal with the Maryland Court of Special Appeals. On January 29, 2016, the Maryland Court of Special Appeals affirmed the decision of the Montgomery County Circuit Court. On February 2, 2016, we filed a motion for reconsideration.
On April 24, 2014, Dr. Qingsheng Zhu and Dr. Julio Spinelli, acting jointly on behalf of the stockholder representative committee of Action Medical, Inc. (Action Medical), filed a lawsuit against us and our subsidiary, Cardiac Pacemakers, Inc. (CPI), in the U.S. District Court for the District of Delaware. The stockholder representatives allege that we and CPI breached a contractual duty to pursue development and commercialization of certain patented heart pacing methods and devices and to return certain patents. On March 15, 2016, the Court granted summary judgment in our favor as to all of plaintiffs’ claims for damages. A trial on the single remaining claim, and our counterclaim, for specific performance, is scheduled for July 8, 2016.

Refer to Note H - Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2015

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

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2016	2015
Weighted average shares outstanding - basic	1,350.4	1,333.7
Net effect of common stock equivalents	19.5	—	*
Weighted average shares outstanding - assuming dilution	1,369.9	1,333.7

*We generated a net loss in the first quarter of 2015. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 24.0 million for the first quarter of 2015 due to our net loss.

Weighted average shares outstanding, assuming dilution, excludes the impact of one million stock options for the first quarter of 2016, and 10 million stock options for the first quarter of 2015, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.

We issued approximately eight million shares of our common stock in the first quarter of 2016 and 13 million shares of our common stock in the first quarter of 2015, following the exercise of underlying stock options or vesting of deferred stock units, or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first quarter of 2016 or 2015.

NOTE K – SEGMENT REPORTING

We have three reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg.

Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency. Sales generated from reportable segments, as well as operating results of reportable segments, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. As needed, we restate segment information for the prior period based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuation. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to acquisition- and divestiture-, litigation-, restructuring- and restructuring-related net charges and credits; pension termination charges; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in millions)	2016	2015

Net sales
Interventional Cardiology	$613	$541
Peripheral Interventions	264	232
Cardiovascular	877	773

Cardiac Rhythm Management	471	483
Electrophysiology	64	61
Rhythm Management	535	544

Endoscopy	365	328
Urology and Pelvic Health	243	130
Neuromodulation	125	116
MedSurg	733	574
Net sales allocated to reportable segments	2,145	1,891
Impact of foreign currency fluctuations	(181)	(123)
	$1,964	$1,768

Income (loss) before income taxes
Cardiovascular	$299	$236
Rhythm Management	90	78
MedSurg	239	166
Operating income allocated to reportable segments	628	480
Corporate expenses and currency exchange	(134)	(82)
Acquisition- and divestiture-, litigation-, restructuring- and restructuring-related net charges, and pension termination charges	(65)	(261)
Amortization expense	(136)	(113)
Operating income (loss)	293	24
Other expense, net	(65)	(75)
Income (loss) before income taxes	$228	$(51)

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three months ended March 31, 2016 and March 31, 2015. Amounts in the chart below are presented net of tax.

Three Months Ended March 31, 2016
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2015	$(54)	$152	$(10)	$88
Other comprehensive income (loss) before reclassifications	16	(38)	(2)	(24)
Amounts reclassified from accumulated other comprehensive income	—	(31)	2	(29)
Net current-period other comprehensive income	16	(69)	—	(53)
Balance as of March 31, 2016	$(38)	$83	$(10)	$35

Three Months Ended March 31, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2014	$(38)	$219	$(37)	$144
Other comprehensive income (loss) before reclassifications	(35)	59	(3)	21
Amounts reclassified from accumulated other comprehensive income	—	(31)	8	(23)
Net current-period other comprehensive income	(35)	28	5	(2)
Balance as of March 31, 2015	$(73)	$247	$(32)	$142

The income tax impact of the amounts in other comprehensive income for unrealized gains and losses on derivative financial instruments before reclassifications was a benefit of $21 million in the first quarter of 2016 and an expense of $34 million in the first quarter of 2015. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $17 million in the first quarter of 2016 and $18 million in the first quarter of 2015. Refer to Note D – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassification was an immaterial benefit for the first quarter of 2016 and the first quarter of 2015. The losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in the first quarter of 2016 and by $4 million of income tax impacts in the first quarter of 2015.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements.

Standards Implemented

ASC Update No. 2015-05

In April 2015, the FASB issued ASC Update No. 2015-05, Intangibles- Goodwill and Other - Internal -Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Update No. 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Update No. 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. We elected to adopt the amendments prospectively to all arrangements entered into or materially modified after the effective date. The adoption of Update No. 2015-05 did not have a material impact on our financial position or results of operations.

ASC Update No. 2015-12

In July 2015, the FASB issued ASC Update No. 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). Update No. 2015-12 has three parts. Part I designates contract value as the only required measure for fully benefit-responsive investment contracts. Part II simplifies the investment disclosure requirements under Topics 820, 960, 962, and 965 for employee benefits plans and Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. Update No. 2015-12 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-12 did not have a material impact on our financial position or results of operations.

ASC Update No. 2015-16

In September 2015, the FASB issued ASC Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. Update No. 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. Update No. 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. Update No. 2015-16 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-16 did not impact on our financial position or results of operations.

ASC Update No. 2015-17

In November 2015, the FASB issued ASC Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Update No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. It is effective for fiscal years beginning after December 15, 2016; however, earlier application is permitted. We elected to early adopt Update No. 2015-17 on a prospective basis; as such, prior periods were not retrospectively adjusted. The adoption of Update No. 2015-17 did not have a material impact on our financial position or results of operations.

ASC Update No. 2016-07

In March 2016, the FASB issued ASC Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). When a previously held investment qualifies for equity method accounting due to an increase in ownership interest or influence, Update 2016-07 eliminates the requirement for investors to adjust results retroactively as if the equity method had been in effect during prior periods the investment was held. Instead, it requires investors to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. We elected to early adopt Update No. 2016-07 on a prospective basis.
The adoption of Update No. 2016-07 did not impact on our financial position or results of operations.

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

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Update 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current GAAP, and disclosing key information about leasing arrangements. We are in the process of determining the effect that the adoption of this standard will have on our financial position and results of operations.

ASC Update No. 2016-08

In March 2016, the FASB issued ASC Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The effective date and transition requirements are consistent with Update 2014-09. The purpose of Update No. 2016-08 is to clarify the guidance on principal versus agent considerations. It includes indicators that help to determine whether an entity controls the specified good or service before it is transferred to the customer and to assist in determining when the entity satisfied the performance obligation and as such, whether to recognize a gross or a net amount of consideration in their consolidated statement of operations. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-09

In March 2016, the FASB issued ASC Update No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-10

In April 2016, the FASB issued ASC Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The effective date and the transition requirements are consistent with Update 2014-09. The guidance clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. Update 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

Financial Summary

Three Months Ended March 31, 2016

Our net sales for the first quarter of 2016 were $1.964 billion, as compared to net sales of $1.768 billion for the first quarter of 2015, an increase of $196 million, or 11 percent. Our adjusted net sales, which excludes a negative impact of $58 million in the first quarter 2016 due to changes in foreign currency exchange rates, increased $254 million, or 13 percent, as compared to the same period in the prior year.1 This increase included adjusted net sales of approximately $98 million in the first quarter 2016, with no prior year period related net sales, due to the acquisition of the AMS Portfolio Acquisition, which included the men's health and prostate health businesses, from Endo International plc, during the third quarter of 2015. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first quarter of 2016 was $202 million, or $0.15 per share. Our reported results for the first quarter of 2016 included acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $176 million (after-tax), or $0.13 per share. Adjusted net income, which excludes these items, for the first quarter of 2016 was $378 million, or $0.28 per share.1 Our reported net loss for the first quarter of 2015 was $1 million, or $(0.00) per share. Our reported results for the first quarter of 2015 included acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, pension termination charges and amortization expense totaling $287 million (after-tax), or $0.21 per share. Adjusted net income, which excludes these items, for the first quarter of 2015 was $286 million, or $0.21 per share.1

1 Adjusted net sales growth rates, which exclude the impact of changes in foreign currency exchange rates, and adjusted net income and adjusted net income per share, which exclude certain items required by GAAP, are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended March 31, 2016
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$228	$(26)	$202	$0.15
Non-GAAP adjustments:
Acquisition- and divestiture-related net charges	42	2	44	0.03
Restructuring and restructuring-related net charges	13	(4)	9	0.01
Litigation-related net charges	10	(4)	6	0.00
Amortization expense	136	(19)	117	0.09
Adjusted net income	$429	$(51)	$378	$0.28

	Three Months Ended March 31, 2015
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$(51)	$50	$(1)	$(0.00)
Non-GAAP adjustments:
Acquisition- and divestiture-related net charges	42	1	43	0.03	*
Restructuring and restructuring-related net charges	22	(4)	18	0.01	*
Litigation-related net charges	193	(70)	123	0.10	*
Pension termination charges	8	(3)	5	0.00	*
Amortization expense	113	(15)	98	0.07	*
Adjusted net income	$327	$(41)	$286	$0.21

*Assumes dilution of 24.0 million shares for the three months ended March 31, 2015 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $116 million in the first quarter of 2016, as compared to cash used for operating activities of $197 million in the first quarter of 2015. As of March 31, 2016, we had total debt of $5.677 billion, cash and cash equivalents of $338 million and working capital of $556 million. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

Net Sales

The following table provides our net sales by business and the relative change on an as reported and constant currency basis. The constant currency growth rates in the tables below can be recalculated from our net sales presented in Note K – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. Constant currency growth rates, which exclude the impact of changes in foreign currency exchange rates, are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended March 31,		As Reported Currency Basis	Constant Currency Basis
(in millions)	2016	2015

Interventional Cardiology	$548	$495	11%	13%
Peripheral Interventions	242	217	12%	14%
Cardiovascular	790	712	11%	14%
Cardiac Rhythm Management	433	456	(5)%	(3)%
Electrophysiology	59	58	3%	5%
Rhythm Management	492	514	(4)%	(2)%
Endoscopy	333	305	9%	11%
Urology and Pelvic Health	228	123	85%	87%
Neuromodulation	121	114	6%	8%
MedSurg	682	542	26%	28%

Net Sales	$1,964	$1,768	11%	13%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems. We also offer structural heart products in certain markets, which include a device for transcatheter aortic valve replacement (TAVR) and a device designed to close the left atrial appendage in patients with atrial fibrillation that are at risk for ischemic stroke.

Our drug-eluting stent systems include our next generation SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System and our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System, both of which are designed to provide physicians with improved drug-eluting stent performance in treating patients with coronary artery disease. SYNERGY™ features an ultra-thin abluminal (outer) bioabsorbable polymer coating, while PREMIER™ features a unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We received FDA and Japanese regulatory approval of the SYNERGY™ technology in the fourth quarter of 2015 and we launched SYNERGY™ in Japan in the first quarter of 2016.

Our structural heart product offerings include our Lotus™ Valve System, a device for TAVR, and our WATCHMAN® device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The Lotus™ Valve System is CE-marked in the EU, and in the U.S., it is an investigational device and not available for sale. At the end of 2015, we completed enrollment in our REPRISE III clinical trial and expect FDA approval of the Lotus Valve System in late 2017. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE-mark countries and other international countries, as well as the U.S. following FDA approval in March 2015. We believe that Watchman® will be the only LAAC technology commercially available in the U.S. for multiple years. In November 2015, we received CE Mark for our next generation device, Watchman FLX™. Shortly after approval, we began a European initial market release of Watchman FLX. The initial market release was suspended near the end of the first quarter of 2016 due to a higher than expected rate of device embolization. We are evaluating data from the initial market release.

Our net sales of Interventional Cardiology products of $548 million represented 28 percent of our consolidated net sales for the first quarter of 2016. Our Interventional Cardiology net sales increased $53 million, or 11 percent, in the first quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $19 million in the first quarter of 2016 due to changes in foreign currency exchange rates, increased $72 million, or 13 percent, as compared to the same period in the prior year. This year-over-year increase was primarily related to sales of our drug-eluting stents, led by our ongoing global launch of the SYNERGY™ stent, our WATCHMAN® device following the U.S. commercial launch during the first quarter of 2015, and our Lotus™ Valve System in the EU; along with operational growth in our other cardiology product lines, including our OptiCross™ Coronary Imaging Catheter and our iLab® Polaris PCI Guidance System product offerings.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease, along with certain products to treat, diagnose and ease various forms of cancer.

Our net sales of PI products of $242 million represented 12 percent of our consolidated net sales for the first quarter of 2016. Our PI net sales increased $25 million, or 12 percent, in the first quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $7 million in the first quarter of 2016 due to changes in foreign currency exchange rates, increased $32 million, or 14 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by revenues from products acquired as part of our 2014 acquisition of the Interventional Division of Bayer AG, as well as growth in our core PI franchises, particularly our stent franchise following FDA approval and launch of our Innova™ Vascular self-expanding stent system in the U.S., our interventional oncology franchise and our drug-eluting product franchise.

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

Rhythm Management

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops, manufactures and markets a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and implantable cardiac resynchronization therapy defibrillators, including the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD® System, and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. In addition, in most geographies, our implantable device systems include our remote LATITUDE® Patient Management System, which enables physicians to monitor device performance remotely, allowing for more frequent monitoring in order to guide treatment decisions.

Our net sales of CRM products of $433 million represented 22 percent of our consolidated net sales for the first quarter of 2016. Our net sales of CRM products decreased $23 million, or five percent, in the first quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $11 million in the first quarter of 2016 due to changes in foreign currency exchange rates, decreased $12 million, or three percent, as compared to the same period in the prior year. This year-over-year decrease was primarily driven by lower volumes of replacement procedures for our defibrillators due to their longevity and cardiac resynchronization therapy defibrillator (CRT-D) sales declines in certain regions due to competitive technology offerings. In addition, our transvenous implantable cardioverter defibrillator business experienced denovo share loss to magnetic resonance imaging (MRI) technologies in select geographies. Our global pacemaker revenue increased on a constant currency basis driven by the continued adoption of the ACCOLADE™ family of pacemakers and cardiac resynchronization therapy pacemakers, and the Ingevity™ MRI pacing lead in select markets, and benefits from our sales collaboration agreement with Preventice, Inc.

The following are the components of our CRM net sales:

	Three Months Ended March 31,
(in millions)	2016	2015
Defibrillator systems	$311	$335
Pacemaker systems	122	121
CRM products	$433	$456

We market several lines of ICD’s, including our DYNAGEN™ EL , DYNAGEN™ MINI, INOGEN™ EL and INOGEN™ MINI. MINI is the world’s smallest, thinnest ICD, and EL (extended longevity) is the world’s longest lasting ICD due to our proprietary EnduraLife™ battery technology. In addition, we offer our EMBLEM™ S-ICD system, which affords physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature. Our EMBLEM™ S-ICD system offers greater longevity, LATITUDE® Patient Management remote monitoring technology and smaller size as compared to the prior generation. We also offer several lines of CRT-D systems, including our X4 line of quadripolar systems and X4 quadripolar LV leads, and the ACUITY™ PRO lead delivery system. We initiated the full launch of our X4 quadripolar CRT-D systems in Japan and Australia in the first quarter of 2015 and in February of 2016 we received FDA approval for the Acuity™ X4 Quadripolar lead. The U.S. launch was initiated late in the first quarter of 2016.
We market our ACCOLADE™ family of pacemaker systems in the U.S., Europe, and Japan. Approval of our ACCOLADE™ pacemaker family in Europe and Japan also includes approval for use of these products in patients undergoing magnetic resonance imaging (MRI) scans. We received FDA approval of our ACCOLADE™ MRI-compatible pacemaker in April 2016 and we expect FDA approval of our EMBLEM MRI-compatible system in mid-2016. In April 2016, we received CE Mark approval for the new EMBLEM™ MRI S-ICD System, as well as magnetic resonance conditional labeling for all previously implanted EMBLEM S-ICD Systems. Our cardiac resynchronization therapy pacemaker product offerings include our newest generation VISIONIST™ and VALITUDE X4 quadripolar CRT-P devices, which are built on the same platform as our high voltage cardiac resynchronization therapy defibrillator, are enabled for remote patient monitoring, and include features that promote ease of use.

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

Our net sales of Electrophysiology products of $59 million represented three percent of our consolidated net sales for the first quarter of 2016. Our Electrophysiology net sales increased $1 million, or three percent, in the first quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $2 million in the first quarter of 2016 due to changes in foreign currency exchange rates, increased $3 million, or five percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by increased sales of our Rhythmia™ Mapping System and related products. In the first quarter of 2016, we initiated a full European launch of our Blazer IntellaNav OI catheter which is used with our Rhythmia™ Mapping System. In May of 2016, we received FDA approval for IntellaNav™ XP and the IntellaNav MiFi™ XP navigation-enabled ablation catheters that will be used with the Rhythmia™ Mapping System. We also received FDA approval for our Blazer™ Open Irrigated System with Atrial Flutter indication with the full commercialization expected in the second quarter of 2016.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary space.

Our net sales of Endoscopy products of $333 million represented 17 percent of our consolidated net sales for the first quarter of 2016. Our Endoscopy net sales increased $28 million, or nine percent, in the first quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $9 million in the first quarter of 2016 due to changes in foreign currency exchange rates, increased $37 million, or 11 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our biliary device franchise with the launch of SpyGlass™ DS Direct Visualization System and our AXIOS Stent and Electrocautery-Enhanced Delivery System for endoscopic ultrasound-guided transmural drainage of pancreatic pseudocysts; our metal stent franchise driven by our Biliary WallFlex® product family; and our biopsy and polypectomy franchises, featuring our industry leading products such as forceps and snares.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a medical device company that developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions. Our net sales of Urology and Pelvic Health products of $228 million represented 12 percent of our consolidated net sales for the first quarter of 2016. Urology and Pelvic Health net sales increased $105 million, or 85 percent, in the first quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $8 million in the first quarter of 2016 due to changes in foreign currency exchange rates, increased $113 million, or 87 percent, as compared to the same period in the prior year. This year-over-year increase was primarily attributable to revenue of approximately $98 million from sales of products acquired with the AMS Portfolio Acquisition along with growth across all of our other global franchises.

On August 3, 2015, we completed the AMS Portfolio Acquisition, which included the men's health and prostate health businesses, from Endo International plc., for $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS Portfolio Acquisition includes the procurement of leading products for the treatment of a variety of urologic conditions, including the minimally invasive GreenLight XPS™ and HPS™ Laser Therapy Systems for treating benign prostatic hyperplasia, the AMS 700™ Inflatable Penile Prosthesis for treating erectile dysfunction, and the AMS 800™ Urinary Control System for treating male stress urinary incontinence.

Neuromodulation

Our Neuromodulation business offers the Precision™ and Precision Spectra™ Spinal Cord Stimulator (SCS) Systems and, in Europe, the Precision Novi™ SCS System, used for the management of chronic pain. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. The Precision Novi™ SCS System offers patients and physicians with the smallest 16-contact high capacity primary cell (PC), also referred to as non-rechargeable, device for the treatment of chronic pain. We have CE mark approval for Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. In September 2015, we gained CE mark approval for the Vercise™ PC DBS System with its Neural Navigator™ programming software and Vercise Cartesia™ Directional Lead. The system allows for programming flexibility, designed to treat a greater range of patients throughout their disease progression. The Cartesia™ Directional Lead uses multi-directional stimulation for greater precision, intended to minimize side effects for patients.  We are currently in U.S. pivotal trial with our Vercise™ DBS System for the treatment of Parkinson’s disease.

Our net sales of Neuromodulation products of $121 million represented six percent of our consolidated net sales for the first quarter of 2016. Our Neuromodulation net sales increased $7 million, or six percent, in the first quarter of 2016, as compared the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $2 million in the first quarter of 2016 due to changes in foreign currency exchange rates, increased $9 million, or eight percent, as compared to the same period in the prior year. This the year-over-year increase was primarily driven by share gains from our CoverEdge™ 32-contact Paddle Lead and continued adoption of the Precision Spectra™ SCS System in the U.S. and increased net sales in Europe driven by our Vercise™ DBS Systems and non-rechargeable Precision Novi™ SCS System.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our most recent Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately 10 percent of our consolidated net sales in the first quarter of 2016 and 2015.

Gross Profit

Our gross profit was $1.391 billion for the first quarter of 2016 and $1.248 billion for the first quarter of 2015. As a percentage of net sales, our gross profit increased to 70.8 percent in the first quarter of 2016, as compared to 70.6 percent in the first quarter of 2015. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Three Months
Gross profit margin - period ended March 31, 2015	70.6%
Manufacturing cost reductions	1.8
Sales pricing and mix	(0.1)
Inventory step-up due to acquisition accounting	(1.1)
Net impact of foreign currency	(0.2)
All other, including other inventory charges and other period expense	(0.2)
Gross profit margin - period ended March 31, 2016	70.8%

The primary factor contributing to the increase in our gross profit margin during the first quarter of 2016, as compared to the same period in 2015, was the positive impact of cost reductions as a result of our restructuring and other process improvement programs. Partially offsetting these factors was the net negative impact of pricing declines combined with the step-up of inventory acquired as part of the AMS Portfolio acquisition from manufacturing cost to fair value. The step-up in value is amortized through gross profit over an average estimated inventory turnover period. In the first quarter of 2016, we recorded charges of $22 million associated with the step-up.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2016		2015
		% of Net		% of Net
(in millions)	$	Sales	$	Sales
Selling, general and administrative expenses	716	36.5%	668	37.8%
Research and development expenses	210	10.7%	192	10.9%
Royalty expense	19	1.0%	17	1.0%

Selling, General and Administrative (SG&A) Expenses

In the first quarter of 2016, our SG&A expenses increased $48 million, or seven percent, as compared to the first quarter of 2015, and were 130 basis points lower as a percentage of net sales. The decrease in SG&A as a percentage of sales was primarily driven by the recent suspension of the medical device tax, as well as our targeted initiatives that have been focused on reducing SG&A.

Research and Development (R&D) Expenses

In the first quarter of 2016, our R&D expenses increased $18 million, or nine percent, as compared to the first quarter of 2015, but were 20 basis points lower as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth and increased costs related to recent acquisitions and alliances.

Royalty Expense

In the first quarter of 2016, our royalty expense increased $2 million, or 12 percent, as compared to the first quarter of 2015; however, the expense remained flat at one percent of net sales in the first quarter of 2016 and 2015. The consistency year-over-year relates primarily to a renegotiation of a royalty agreement in 2014 that resulted in a lower royalty rate structure.

Amortization Expense

Our amortization expense was $136 million in the first quarter of 2016, as compared to $113 million in the first quarter of 2015. This increase was primarily due to amortizable intangible assets acquired as part of the AMS portfolio acquisition during the third quarter of 2015. Amortization expense is excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded a net expense of $4 million during the first quarter of 2016, and a net expense of $27 million during the first quarter of 2015, related to the change in fair value of our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring Charges and Restructuring-related Activities

We have one active restructuring program, our 2014 Restructuring Plan, which was approved on October 22, 2013 and substantially completed by the end of 2015, with the exception of certain actions associated with our Plant Network Optimization strategy, which we expect to complete by the end of 2016. We estimate that the 2014 Restructuring Plan will reduce our gross annual expenses by approximately $200 million by the end of 2016, and we expect a substantial portion of the savings to be reinvested in growth initiatives. We estimate that the implementation of the 2014 Restructuring Plan will result in total pre-tax charges of approximately $255 million to $270 million, of which approximately $240 million to $255 million is expected to result in cash outlays. We have recorded costs of $242 million since the inception of the 2014 Restructuring Plan.

We recorded restructuring charges pursuant to our restructuring plans of $3 million in the first quarter of 2016 and $6 million in the first quarter of 2015. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $10 million in the first quarter of 2016 and $16 million in the first quarter of 2015. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

We made cash payments of $23 million during the first three months of 2016 and $26 million during the first three months of 2015, associated with our restructuring initiatives.

Refer to Note F - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.
Litigation-related charges and credits

We recorded litigation-related net charges of $10 million in the first quarter of 2016 and net charges of $193 million in the first quarter of 2015. Litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Pension termination charges

We recorded pension termination charges of $8 million during the first quarter of 2015 and an additional $36 million during the third quarter of 2015 for a total of $44 million of pension termination charges in the year ended December 31, 2015. These charges were associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. No pension termination charges were recorded during the first three months of 2016, and we do not expect to incur any additional charges in the future related to the termination of the Guidant Retirement Plan. The pension termination charges are excluded by management for purposes of evaluating operating performance.

Interest Expense

Our interest expense was $59 million in the first quarter of 2016, as compared to $60 million in the first quarter of 2015. Our average borrowing rate was 3.9 percent in the first quarter of 2016 and 5.1 percent the first quarter of 2015. Refer to Liquidity and Capital Resources and Note D - Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

Our other, net reflected expense of $6 million and $15 million in the first quarter of 2016 and 2015, respectively. The following are the components of other, net:

	Three Months Ended March 31,

(in millions)	2016	2015
Interest income	$3	$—
Foreign currency losses	(5)	(10)
Net gains (losses) on investments	(3)	(1)
Other income (expense), net	(1)	(4)
	$(6)	$(15)

Tax Rate

Our effective tax rates from continuing operations for the three months ended March 31, 2016 and March 31, 2015, were 11.4% and 97.5%, respectively. The change in our reported tax rate for the first quarter of 2016, as compared to the same period in 2015, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related, contingent consideration, litigation- and restructuring and restructuring-related items and pension termination charges, as well as the impact of certain discrete tax items.

During 2014, we received a Revenue Agent Report from the Internal Revenue Services (IRS) reflecting significant proposed audit adjustments for our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that are currently being contested in U.S. Tax Court for our tax years from 2001 to 2007. We disagree with the transfer pricing methodologies being applied by the IRS and we expect to contest any adjustments received through applicable IRS and judicial procedures, as appropriate. We believe that our income tax reserves associated with these matters are adequate as of March 31, 2016. However, final resolution is uncertain and could have a material impact on our financial condition, results of operations, or cash flows. Also, in connection with the IRS issues, a number of agreed adjustments were contained in the IRS report. However, no tax was paid on these amounts as there are outstanding tax receivables from the IRS that are currently being withheld due to the pending U.S. Tax Court case.

Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2016, there were no material changes to the application of critical accounting policies and estimates as described in our most recent Annual Report on Form 10-K.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations and access to capital markets and our revolving credit facility will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, fund possible mergers and/or acquisitions and service our existing debt for the next twelve months. As of March 31, 2016, we had $338 million of cash and cash equivalents on hand, comprised of $91 million invested in money market and government funds, $15 million invested in short-term time deposits, and $232 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.

The following provides a summary and description of our net cash inflows (outflows) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in millions)	2016	2015
Cash provided by (used for) operating activities	$116	$(197)
Cash provided by (used for) investing activities	(48)	(51)
Cash provided by (used for) financing activities	(51)	(94)

Operating Activities

During the first three months of 2016, cash provided by operating activities was $116 million, as compared to cash used for operating activities of $197 million during the first three months of 2015, an increase of $313 million. This increase was primarily driven by a payment of $300 million made to Johnson & Johnson in the first quarter of 2015 as a result of the aggregate $600 million settlement agreement signed on February 13, 2015 to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant in 2006. As a result of the settlement agreement, Johnson & Johnson dismissed permanently its action without acknowledgment of liability by Guidant. In exchange, we paid $600 million to Johnson & Johnson during the first half of 2015.

Investing Activities

During the first three months of 2016, cash used for investing activities primarily included purchases of privately held equity securities of $13 million and purchases of property, plant and equipment of $60 million, partially offset by proceeds from the sale of one of two buildings located in Quincy, Massachusetts of $30 million. During the first three months of 2015, cash used for investing activities primarily included purchases of property, plant and equipment of $46 million.

Financing Activities

Our cash flows from financing activities in the first three months of 2016 and first three months of 2015 reflect payments of acquisition-related contingent consideration, proceeds from, and cash used to net share settle and stock issuances related to our equity incentive programs.

Debt

We had total debt of $5.677 billion as of March 31, 2016 and $5.677 billion as of December 31, 2015. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2016 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term Loans	—	85	390	150	375	—	1,000
	$—	$335	$990	$150	$1,825	$2,350	$5,650

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of March 31, 2016). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of March 31, 2016). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.50 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of March 31, 2016 or December 31, 2015.

	Covenant Requirement as of March 31, 2016	Actual as of March 31, 2016
Maximum leverage ratio (1)	4.5 times	2.9 times
Minimum interest coverage ratio (2)	3.0 times	7.0 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2016, we had $547 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of March 31, 2016, we had $1.680 billion of the combined legal and debt exclusion remaining.

As of and through March 31, 2016, we were in compliance with the required covenants.

Term Loans

As of March 31, 2016, we had an aggregate of $1.000 billion outstanding under our unsecured term loan facilities and $1.000 billion outstanding as of December 31, 2015. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $250 million outstanding as of March 31, 2016 and December 31, 2015, along with an unsecured term loan credit facility entered into in April 2015 (2015 Term Loan) which had $750 million outstanding as of March 31, 2016 and December 31, 2015.

Borrowings under the 2013 Term Loan bear interest at LIBOR plus an interest margin between 1.00 percent and 1.75 percent (currently 1.50 percent) based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2013 Term Loan facility in 2015. As a result and in accordance with the credit agreement, the remaining outstanding balance is payable with $10 million due in the fourth quarter of 2017, $20 million due in each of the first and second quarters of 2018 and the remaining principal amount due at the final maturity date in August 2018. The 2013 Term Loan borrowings are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Term Loan facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of March 31, 2016 is 2.9 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of March 31, 2016 is 7.0 times.

Our 2015 Term Loan for $750 million was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. The 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2017, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of March 31, 2016 is 2.9 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of March 31, 2016 is 7.0 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of March 31, 2016 and December 31, 2015. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense, during the second quarter of 2015, for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, to the extent if borrowed by our subsidiaries and to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of March 31, 2016 is 2.9 times. We had no borrowings outstanding under this facility as of March 31, 2016 and December 31, 2015.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $411 million as of March 31, 2016. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $178 million of receivables as of March 31, 2016 at an average interest rate of 1.7 percent, and $151 million as of December 31, 2015 at an average interest rate of 2.4 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $187 million as of March 31, 2016). We de-recognized $146 million of notes receivable and factored receivables as of March 31, 2016 at an average interest rate of 1.6 percent and $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2016 we had outstanding letters of credit of $43 million, as compared to $44 million as of December 31, 2015, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2016 and December 31, 2015, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of March 31, 2016 or December 31, 2015. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
Equity
During the first three months of 2016 and 2015, we received $27 million and $54 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock during the three months ended March 31, 2016 and March 31, 2015. As of March 31, 2016, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $28 million for the first three months of 2016 and $26 million for the first three months of 2015.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. See Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our most recent Annual Report filed on Form 10-K.
Legal Matters
For a discussion of our material legal proceedings see Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note M - New Accounting Pronouncements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Adjusted net income and adjusted net income per share that exclude certain amounts, and revenue growth rates that exclude the impact of changes in foreign currency exchange rates, are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three months ended March 31, 2016 and 2015, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share

•
Acquisition- and divestiture-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) purchased and/or funded in-process research and development expenses incurred outside of a business combination; and (d) due diligence, other fees, inventory step up amortization, and integration and exit costs. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees, inventory step-up amortization, and integration and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions that can be highly variable and not representative of ongoing operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related net charges (credits) - These adjustments represent severance and other direct costs associated with our 2014 Restructuring program. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these costs for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Amortization expense - We record intangible assets at historical cost and amortize them over their estimated useful lives. Amortization expense is excluded from management's assessment of operating performance and is also excluded from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, “Part I, Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K and the specific risk factors discussed below and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These factors, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the forward-looking statements. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; litigation and governmental investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We caution each reader of this Quarterly Report on Form 10-Q to consider carefully these factors.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

Our Businesses

•	Our ability to increase net sales, expand the market and capture market share;

•
The volatility of the coronary stent market and our ability to increase our drug-eluting stent systems net sales, including with respect to our SYNERGY™, Promus PREMIER™ and PROMUS® Element™ stent systems, and capture market share;

•
The ongoing impact on our business, of physician alignment to hospitals, governmental investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed;

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

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-ICD® system and the acquisition and integration of the interventional radiology portfolio of CeloNova Biosciences, the American Medical Systems male urology portfolio, Xlumena, Inc., and the Interventional Division of Bayer AG;

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2014 Restructuring plan, as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.454 billion as of March 31, 2016 and $3.547 billion as of December 31, 2015. We recorded $164 million of other assets and $90 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2016, as compared to $237 million of other assets and $23 million of other liabilities as of December 31, 2015. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $250 million as of March 31, 2016 and $155 million as of December 31, 2015. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $284 million as of March 31, 2016 and by $189 million as of December 31, 2015. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We entered into interest rate derivative contracts having a notional amount of $450 million in the fourth quarter of 2013 to convert fixed-rate debt associated with certain of our senior notes into floating-rate debt, and subsequently terminated these hedges during the first quarter of 2015. We had no interest rate derivative instruments outstanding as of March 31, 2016. As of March 31, 2016, $4.674 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 82 percent of our total debt.
Refer to Note D – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note H – Income Taxes and Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1*	Form of Offer Letter by and between the Company and Edward Mackey dated December 24, 2014.#

10.2*	Form of Global Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan#

10.3*	Form of Global Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan#

10.4*	Form of 2016 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return)#

10.5*	Form of 2016 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow)#

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2016.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer