Form 10-Q
period 2016-06-30
BOSTON SCIENTIFIC CORP
filed 2016-08-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 29, 2016
Common Stock, $.01 par value	1,360,743,339

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2016	2015	2016	2015

Net sales	$2,126	$1,843	$4,090	$3,611
Cost of products sold	639	540	1,211	1,060
Gross profit	1,487	1,303	2,879	2,551

Operating expenses:
Selling, general and administrative expenses	779	700	1,497	1,367
Research and development expenses	222	220	431	412
Royalty expense	20	18	39	36
Amortization expense	135	116	271	229
Intangible asset impairment charges	—	9	—	9
Contingent consideration expense (benefit)	33	19	37	46
Restructuring charges	14	3	17	9
Litigation-related charges (credits)	618	(1)	628	192
Pension termination charges	—	—	—	8
	1,821	1,084	2,920	2,308
Operating income (loss)	(334)	219	(41)	243

Other income (expense):
Interest expense	(59)	(106)	(118)	(167)
Other, net	(4)	(8)	(10)	(22)
Income (loss) before income taxes	(397)	105	(169)	54
Income tax expense (benefit)	(190)	3	(164)	(47)
Net income (loss)	$(207)	$102	$(5)	$101

Net income (loss) per common share — basic	$(0.15)	$0.08	$(0.00)	$0.08
Net income (loss) per common share — assuming dilution	$(0.15)	$0.08	$(0.00)	$0.07

Weighted-average shares outstanding
Basic	1,357.4	1,341.3	1,353.9	1,337.5
Assuming dilution	1,357.4	1,361.8	1,353.9	1,359.7

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Net income (loss)	$(207)	$102	$(5)	$101
Other comprehensive income (loss):
Foreign currency translation adjustment	(21)	5	(5)	(30)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(84)	(43)	(153)	(15)
Net change in certain retirement plans, net of tax	—	—	—	5
Total other comprehensive income (loss)	(105)	(38)	(158)	(40)
Total comprehensive income (loss)	$(312)	$64	$(163)	$61

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
in millions, except share and per share data	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$438	$319
Trade accounts receivable, net	1,387	1,275
Inventories	981	1,016
Deferred and prepaid income taxes	78	496
Other current assets	446	365
Total current assets	3,330	3,471
Property, plant and equipment, net	1,487	1,490
Goodwill	6,475	6,473
Other intangible assets, net	5,930	6,194
Other long-term assets	616	505
TOTAL ASSETS	$17,838	$18,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$254	$3
Accounts payable	284	209
Accrued expenses	2,236	1,970
Other current liabilities	408	248
Total current liabilities	3,182	2,430
Long-term debt	5,173	5,674
Deferred income taxes	24	735
Other long-term liabilities	3,239	2,974

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares - issued 1,606,264,833 shares as of June 30, 2016 and 1,594,213,786 shares as of December 31, 2015	18	16
Treasury stock, at cost - 247,566,270 shares as of June 30, 2016 and 247,566,270 shares as of December 31, 2015	(1,717)	(1,717)
Additional paid-in capital	16,923	16,860
Accumulated deficit	(8,934)	(8,927)
Accumulated other comprehensive income (loss), net of tax	(70)	88
Total stockholders’ equity	6,220	6,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,838	$18,133

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
in millions	2016	2015

Cash provided by (used for) operating activities	$537	$(137)

Investing activities:
Purchases of property, plant and equipment	(138)	(92)
Proceeds from disposal of property, plant and equipment	29	—
Purchases of privately-held securities	(36)	(140)
Purchases of notes receivable	(5)	—
Payments for acquisitions of businesses, net of cash acquired	—	(63)
Payments for investments and acquisitions of certain technologies	—	(2)

Cash provided by (used for) investing activities	(150)	(297)

Financing activities:
Payments on long-term borrowings	(250)	(1,000)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,831
Payment of contingent consideration	(35)	(87)
Proceeds from borrowings on credit facilities	40	395
Payments on borrowings from credit facilities	(40)	(395)
Cash used to net share settle employee equity awards	(56)	(62)
Proceeds from issuances of shares of common stock	73	70

Cash provided by (used for) financing activities	(268)	752

Effect of foreign exchange rates on cash	—	(2)

Net increase (decrease) in cash and cash equivalents	119	316
Cash and cash equivalents at beginning of period	319	587
Cash and cash equivalents at end of period	$438	$903

Supplemental Information
Stock-based compensation expense	$58	$53
Fair value of contingent consideration recorded in purchase accounting	—	31

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and six month periods ended June 30, 2016. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B - Acquisitions and Strategic Investments, Note H - Income Taxes and Note I - Commitments and Contingencies for more information.

Pension Termination Charges

Following our 2006 acquisition of Guidant Corporation, we sponsored the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The plan was partially frozen as of September 25, 1995 and completely frozen as of May 31, 2007. The plan was subsequently terminated effective December 1, 2014. During 2015, we finalized the termination process and settled the plan’s obligations, and as a result, we recorded pension termination charges of $8 million during the first half of 2015 and an additional $36 million during the third quarter of 2015 for a total of $44 million of pension termination charges in the year ended December 31, 2015. We do not expect to record any additional pension termination charges in 2016 related to the termination of the Guidant Retirement Plan.
NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2016 Acquisitions

We did not close any material acquisitions during the first half of 2016.

On July 27, 2016, we acquired Cosman Medical, Inc. (Cosman), a privately held manufacturer of radiofrequency ablation systems, expanding our Neuromodulation portfolio and offering physicians treating patients with chronic pain a wider choice of non-opioid therapeutic options. We plan to begin the process of integrating Cosman into our Neuromodulation business during the second half of 2016.

2015 Acquisitions

Xlumena, Inc.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a medical device company that developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. The purchase agreement called for an up-front payment of $63 million, an additional payment of $13 million upon FDA clearance of the HOT AXIOS™ product, and further sales-based milestones based on sales achieved through 2018. We are in the process of integrating Xlumena into our Endoscopy business, and expect the integration to be substantially complete by the end of 2016.

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

Cash, net of cash acquired	$63
Fair value of contingent consideration	31
$94

The following summarizes the aggregate purchase price allocation for the 2015 acquisition as of June 30, 2015 (in millions):

Goodwill	$30
Amortizable intangible assets	68
Inventory	1
Other net assets	2
Deferred income taxes	(7)
$94

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$68	11	15%
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

We recorded net expenses related to the changes in fair value of our contingent consideration liabilities of $33 million during the second quarter of 2016, $37 million during the first half of 2016, $19 million during the second quarter of 2015 and $46 million during the first half of 2015. We paid contingent consideration of $14 million during the second quarter of 2016, $77 million during the first half of 2016, $11 million during the second quarter of 2015 and $110 million during the first half of 2015.

Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2015	$246
Other amounts recorded related to prior acquisitions	1
Fair value adjustments	37
Contingent payments related to prior period acquisitions	(77)
Balance as of June 30, 2016	$207

As of June 30, 2016, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.572 billion.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of June 30, 2016	Valuation Technique	Unobservable Input	Range
R&D, regulatory and commercialization-based Milestones	$17 million	Discounted Cash Flow	Discount Rate	2.0% - 2.9%
			Probability of Payment	0% - 64%
			Projected Year of Payment	2018 - 2021
Revenue-based Payments	$41 million	Discounted Cash Flow	Discount Rate	14% - 15%
			Projected Year of Payment	2017 - 2020
	$149 million	Monte Carlo	Revenue Volatility	20%
			Risk Free Rate	LIBOR Term Structure & Cost of Debt Structure
			Projected Year of Payment	2016 - 2022

Increases or decreases in the fair value of our contingent consideration liabilities can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving R&D, regulatory commercialization-based and revenue-based milestones. Projected contingent payment amounts related to some of our R&D, regulatory and commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn-out period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

Strategic Investments

We did not close any material strategic investments during the first half of 2016.

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

On April 13, 2015, we acquired 25 percent of the common stock of Frankenman Medical Equipment Company (Frankenman). Frankenman is a privately-held company headquartered in Suzhou, China, and is a local market leader in surgical staplers. Additionally, we entered into co-promotional and co-selling agreements with Frankenman to jointly commercialize selected products in China. We believe this alliance will enable us to reach more clinicians and treat more patients in China by providing access to training on less invasive endoscopic technologies with clinical and economic benefits.

We account for certain of our strategic investments as equity method investments, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 323, Investments - Equity Method and Joint Ventures. The book value of investments that we accounted for under the equity method of accounting was $221 million as of June 30, 2016 and $173 million as of December 31, 2015. The aggregate value of our cost method investments was $25 million as of June 30, 2016 and $45 million as of December 31, 2015. In addition we had notes receivable from certain companies that we account for under the cost method of $32 million as of June 30, 2016 and $30 million as of December 31, 2015.

As of June 30, 2016, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $140 million, which represents amortizable intangible assets and in-process research and development, corresponding deferred tax liabilities, and goodwill. During the three and six months ended June 30, 2016 and June 30, 2015, the net losses from our equity method adjustments, presented within the Other, net caption of our condensed consolidated statement of operations were immaterial.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of June 30, 2016 and December 31, 2015 are as follows:

	As of
	June 30, 2016		December 31, 2015
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,948	$(4,257)	$8,948	$(4,054)
Patents	522	(366)	520	(358)
Other intangible assets	1,531	(666)	1,529	(610)
	$11,001	$(5,289)	$10,997	$(5,022)
Unamortizable intangible assets
Goodwill	$16,375	$(9,900)	$16,373	$(9,900)
In-process research and development (IPR&D)	98	—	99	—
Technology-related	120	—	120	—
	$16,593	$(9,900)	$16,592	$(9,900)

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

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2015	$3,451	$292	$2,730	$6,473
Purchase price adjustments	—	—	2	2
Balance as of June 30, 2016	$3,451	$292	$2,732	$6,475

Goodwill Impairment Testing

In the second quarter of 2016, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value. Based on the criteria prescribed in FASB ASC Topic 350 - Intangibles - Goodwill and Other, we assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. In 2016 and 2015, we identified six operating segments including Interventional Cardiology, Peripheral Interventions, Rhythm Management, Endoscopy, Urology and Pelvic Health, and Neuromodulation. For purposes of identifying our reporting units, we then assessed whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We identified Rhythm Management as having two components: Cardiac Rhythm Management and Electrophysiology.

For our 2016 and 2015 annual impairment assessment, we identified seven reporting units, which align to our seven core businesses: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and

Pelvic Health, and Neuromodulation. For our 2016 annual impairment assessment the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, were aggregated due to a reorganization commencing in 2015 which resulted in integrated leadership, shared resources and consolidation of certain sites in 2016. Because our global Electrophysiology reporting unit was identified as being at higher risk of potential goodwill impairment during our 2015 annual test, it was tested for impairment on a stand-alone basis in the second quarter of 2016, immediately prior to aggregating it with our global Cardiac Rhythm Management reporting unit. The fair value exceeded the carrying value by approximately 36 percent. In comparison, the global Electrophysiology reporting unit had excess fair value of approximately 28 percent as of our 2015 annual test.

As of the date of our 2016 annual goodwill impairment test, the aggregated global Electrophysiology and Cardiac Rhythm Management reporting unit (Rhythm Management) had excess fair value over carrying value of approximately 70 percent and held $292 million of allocated goodwill. As such, it was not deemed at higher risk of future impairment. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.

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

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses; and

•	increases in our market-participant risk-adjusted WACC, and increases in our market-participant tax rate, and/or changes in tax laws or macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in impairment charges.

The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2015	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of June 30, 2016	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. We did not record any intangible asset impairment charges during the six months ended June 30, 2016.

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

Currency Hedging

We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We manage our exposure to changes in foreign currency exchange rates on a consolidated basis to take advantage of offsetting transactions. We use derivative instruments and non-derivative transactions to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by foreign currency exchange rate changes.

Currently or Previously Designated Foreign Currency Hedges

All of our designated currency hedge contracts outstanding as of June 30, 2016 and December 31, 2015 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.476 billion as of June 30, 2016 and $1.458 billion as of December 31, 2015.

We recognized net gains of $32 million in earnings on our cash flow hedges during the second quarter of 2016 and $80 million for the first half of 2016, as compared to net gains of $53 million during the second quarter of 2015 and $102 million for the first half of 2015. All currency cash flow hedges outstanding as of June 30, 2016 mature within 60 months. As of June 30, 2016, $7 million of net loss, net of tax, was recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains, net of tax, of $145 million as of December 31, 2015. As of June 30, 2016, $49 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

The success of our hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily British pound sterling, Euro and Japanese yen). We may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility. In addition, changes in foreign currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.389 billion as of June 30, 2016 and $2.090 billion as of December 31, 2015.

Interest Rate Hedging

Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We had no interest rate derivative instruments outstanding as of June 30, 2016.

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

We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts designated as fair value hedges, and forward starting interest rate derivative contracts and treasury locks designated as cash flow hedges upon termination into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $57 million as of June 30, 2016 and $63 million as of December 31, 2015. We had immaterial unamortized losses as of June 30, 2016 and December 31, 2015 related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated forward starting interest rate derivative contracts and treasury locks of $9 million as of June 30, 2016 and $10 million as of December 31, 2015. The net gains that we recognized as a reduction of interest expense in earnings related to previously terminated interest rate derivatives were approximately $3 million during the second quarter of 2016 and $6 million during the first half of 2016, as compared to $5 million during the second quarter of 2015 and $7 million during the first half of 2015. As of June 30, 2016, $13 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our terminated interest rate derivative contracts.

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

Fair Value of Derivative Instruments

The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and first half of 2016 and 2015 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended June 30, 2016
Currency hedge contracts	$(99)	$32	Cost of products sold
	$(99)	$32
Three Months Ended June 30, 2015
Currency hedge contracts	$(25)	$53	Cost of products sold
Interest rate derivative contracts	$10	$1	Interest Expense
	$(15)	$54
Six Months Ended June 30, 2016
Currency hedge contracts	$(158)	$80	Cost of products sold
	$(158)	$80
Six Months Ended June 30, 2015
Currency hedge contracts	$68	$102	Cost of products sold
Interest rate derivative contracts	$11	$2	Interest Expense
	$79	$104

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was immaterial for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2016	2015	2016	2015
Gain (loss) on currency hedge contracts	Other, net	$(28)	$(9)	$(67)	$14
Gain (loss) on foreign currency transaction exposures	Other, net	29	4	63	(28)
Net foreign currency gain (loss)	Other, net	$1	$(5)	$(4)	$(14)

Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for the assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2016, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of June 30, 2016 and December 31, 2015:

		As of
		June 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2016	2015
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$88	$138
Currency hedge contracts	Other long-term assets	13	66
		101	204
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	43	33
Total Derivative Assets		$144	$237

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$21	$1
Currency hedge contracts	Other long-term liabilities	99	—
		120	1
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	79	22
Total Derivative Liabilities		$199	$23

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016				As of December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$77	$—	$—	$77	$118	$—	$—	$118
Currency hedge contracts	—	144	—	144	—	237	—	237
	$77	$144	$—	$221	$118	$237	$—	$355
Liabilities
Currency hedge contracts	$—	$199	$—	$199	$—	$23	$—	$23
Accrued contingent consideration	—	—	207	207	—	—	246	246
	$—	$199	$207	$406	$—	$23	$246	$269

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $77 million invested in money market and government funds as of June 30, 2016, we had $60 million in short-term time deposits and $301 million in interest bearing and non-interest bearing bank accounts. In addition to $118 million invested in money market and government funds as of December 31, 2015, we had $31 million in short-term deposits and $170 million in interest bearing and non-interest bearing bank accounts.

Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liabilities.

Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Refer to Note B – Acquisitions and Strategic Investments for a discussion of our strategic investments.

The fair value of our outstanding debt obligations was $5.878 billion as of June 30, 2016 and $5.887 billion as of December 31, 2015, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.427 billion as of June 30, 2016 and $5.677 billion as of December 31, 2015. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2016 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term Loans	—	—	225	150	375	—	750
	$—	$250	$825	$150	$1,825	$2,350	$5,400

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of June 30, 2016). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of June 30, 2016). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition) on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.50 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of June 30, 2016 or December 31, 2015.

	Covenant Requirement as of June 30, 2016	Actual as of June 30, 2016
Maximum leverage ratio (1)	4.5 times	2.6 times
Minimum interest coverage ratio (2)	3.0 times	8.8 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2016, we had $523 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of June 30, 2016, we had $1.543 billion of the combined legal and debt exclusion remaining.

As of and through June 30, 2016, we were in compliance with the required covenants.

Term Loans

As of June 30, 2016, we had an aggregate of $750 million outstanding under our unsecured term loan facilities and $1.000 billion outstanding as of December 31, 2015. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $150 million outstanding as of June 30, 2016 and $250 million outstanding as of December 31, 2015, along with an unsecured term loan credit facility entered into in April 2015 (2015 Term Loan) which had $600 million outstanding as of June 30, 2016 and $750 million outstanding as of December 31, 2015.

Borrowings under the 2013 Term Loan bear interest at LIBOR plus an interest margin between 1.00 percent and 1.75 percent (currently 1.50 percent) based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2013 Term Loan facility in the fourth quarter of 2015 and repaid an additional $100 million during the second quarter of 2016. As a result and in accordance with the credit agreement, the outstanding balance of $150 million is the remaining principal amount due at the final maturity date in August 2018. The 2013 Term Loan borrowings are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Term Loan facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of June 30, 2016 is 2.6 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of June 30, 2016 is 8.8 times.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020. The 2015 Term Loan was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2015 Term Loan during the second quarter of 2016. The remaining 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2018, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of June 30, 2016 is 2.6 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of June 30, 2016 is 8.8 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of June 30, 2016 and December 31, 2015. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense, during the second quarter of 2015, for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

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

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times, and our actual leverage ratio as of June 30, 2016 is 2.6 times. We had no borrowings outstanding under this facility as of June 30, 2016 and December 31, 2015.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $400 million as of June 30, 2016. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $169 million of receivables as of June 30, 2016 at an average interest rate of 1.8 percent, and $151 million as of December 31, 2015 at an average interest rate of 2.4 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $204 million as of June 30, 2016). We de-recognized $170 million of notes receivable and factored receivables as of June 30, 2016 at an average interest rate of 1.6 percent and $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2016 we had outstanding letters of credit of $43 million, as compared to $44 million as of December 31, 2015, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2016 and December 31, 2015, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of June 30, 2016 or December 31, 2015. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

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

2016 Restructuring Plan

On June 6, 2016, our Board of Directors approved, and we committed to, a restructuring initiative (the 2016 Restructuring Plan). The 2016 Restructuring Plan is intended to develop global commercialization, technology and manufacturing capabilities in key growth markets, build on our Plant Network Optimization (PNO) strategy which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities, and expand operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions, and continuing implementation of our ongoing PNO strategy. These activities initiated in the second quarter of 2016 and are expected to be substantially completed by the end of 2018.

The implementation of the 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million, and approximately $160 million to $210 million of these charges are estimated to result in cash outlays, of which we have made payments of $5 million through June 30, 2016. We have recorded related costs of $19 million since the inception of the plan through June 30, 2016, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2016 Restructuring Plan through the end of 2018 by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$65 million to $80 million
Other (1)	$15 million to $25 million
Restructuring-related expenses:
Other (2)	$95 million to $120 million
$175 million to $225 million

(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2016 Restructuring Plan, including program management, accelerated depreciation, and costs to transfer product lines among facilities.

2014 Restructuring Plan

On October 22, 2013, our Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring Plan). The 2014 Restructuring Plan is intended to build on the progress we have made to address financial pressures in a changing global marketplace, further strengthen our operational effectiveness and efficiency and support new growth investments. Key activities under the plan include continued implementation of our ongoing PNO strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities. Other activities involve rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and were substantially completed by the end of 2015, except for certain ongoing actions associated with our PNO strategy, which we expect to be substantially completed by the end of 2016.

The implementation of the 2014 Restructuring Plan is expected to result in total pre-tax charges of approximately $255 million to $270 million, and approximately $240 million to $255 million of these charges are estimated to result in cash outlays, of which we have made payments of $224 million through June 30, 2016. We have recorded related costs of $249 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2014 Restructuring Plan through the end of 2016 by major type of cost:

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

We recorded net restructuring charges pursuant to our restructuring plans of $14 million in the second quarter of 2016, $3 million in the second quarter of 2015, $17 million in the first half of 2016 and $9 million in the first half of 2015. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the second quarter of 2016, $12 million in the second quarter of 2015, $22 million in the first half of 2016 and $28 million in the first half of 2015.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended June 30, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$14	$—	$—	$—	$14
Restructuring-related expenses:
Cost of products sold	—	—	7	—	7
Selling, general and administrative expenses	—	3	—	2	5
	—	3	7	2	12
	$14	$3	$7	$2	$26

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2016 Restructuring Plan	$18	$—	$1	$—	$19
2014 Restructuring Plan	(4)	3	6	2	7
	$14	$3	$7	$2	$26

Three Months Ended June 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$3	$—	$—	$—	$3
Restructuring-related expenses:
Cost of products sold	—	—	8	—	8
Selling, general and administrative expenses	—	1	—	3	4
	—	1	8	3	12
	$3	$1	$8	$3	$15

All charges incurred in the second quarter of 2015 were related to the 2014 Restructuring Plan.

Six Months Ended June 30, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$15	$—	$—	$2	$17
Restructuring-related expenses:
Cost of products sold	—	—	12	—	12
Selling, general and administrative expenses	—	4	—	6	10
	—	4	12	6	22
	$15	$4	$12	$8	$39

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2016 Restructuring Plan	$18	$—	$1	$—	$19
2014 Restructuring Plan	(3)	4	11	8	20
	$15	$4	$12	$8	$39

Six Months Ended June 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$8	$—	$—	$1	$9
Restructuring-related expenses:
Cost of products sold	—	—	16	—	16
Selling, general and administrative expenses	—	2	—	10	12
	—	2	16	10	28
	$8	$2	$16	$11	$37

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring Plan	$11	$2	$16	$11	$40
Substantially completed restructuring programs	(3)	—	—	—	(3)
	$8	$2	$16	$11	$37

Termination benefits represent amounts incurred pursuant to our ongoing benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and FASB ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). We expect to record additional termination benefits related to our 2016 Restructuring Plan throughout the rest of 2016 when we identify with more specificity the job classifications, functions and locations of headcount reductions. We do not expect to record any additional termination benefits related to our 2014 Restructuring Plan. Other restructuring costs, which represent primarily consulting fees and costs related to contract cancellations, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and program management and production line transfer costs are being recorded as incurred.

As of June 30, 2016, we incurred cumulative restructuring charges related to our 2016 Restructuring Plan and our 2014 Restructuring Plan of $142 million and restructuring-related costs of $126 million since we committed to the plans. The following presents these costs by major type:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Termination benefits	$18	$93	$111
Other	—	31	31
Total restructuring charges	18	124	142
Accelerated depreciation	—	12	12
Transfer costs	1	66	67
Other	—	47	47
Restructuring-related expenses	1	125	126
	$19	$249	$268

We made cash payments of $17 million in the second quarter of 2016 and $40 million in the first half of 2016 associated with our restructuring initiatives, and as of June 30, 2016, we had made total cash payments of $229 million related to our 2016 Restructuring Plan and 2014 Restructuring Plan since committing to the plans. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Three Months Ended June 30, 2016
Termination benefits	$4	$3	$7
Transfer costs	1	6	7
Other	—	3	3
	$5	$12	$17

Six Months Ended June 30, 2016
Termination benefits	$4	$17	$21
Transfer costs	1	11	12
Other	—	7	7
	$5	$35	$40

Program to Date
Termination benefits	$4	$86	$90
Transfer costs	1	66	67
Other	—	72	72
	$5	$224	$229

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2016 Restructuring Plan and our 2014 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Accrued as of December 31, 2015	$—	$29	$29
Charges (credits)	18	(3)	15
Cash payments	(4)	(17)	(21)
Accrued as of June 30, 2016	$14	$9	$23

In addition to our accrual for termination benefits, we had a $4 million liability as of June 30, 2016 and a $3 million liability as of December 31, 2015 for other restructuring-related items.

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2016	December 31, 2015
Accounts receivable	$1,512	$1,394
Less: allowance for doubtful accounts	(80)	(75)
Less: allowance for sales returns	(45)	(44)
	$1,387	$1,275

The following is a rollforward of our allowance for doubtful accounts for the second quarter and first half of 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$80	$72	$75	$76
Charges to expenses	3	6	7	8
Utilization of allowances	(3)	(1)	(2)	(7)
Ending balance	$80	$77	$80	$77

Inventories

	As of
(in millions)	June 30, 2016	December 31, 2015
Finished goods	$654	$706
Work-in-process	108	102
Raw materials	219	208
	$981	$1,016

Property, plant and equipment, net

	As of
(in millions)	June 30, 2016	December 31, 2015
Land	$83	$86
Buildings and improvements	966	981
Equipment, furniture and fixtures	2,904	2,793
Capital in progress	183	202
	4,136	4,062
Less: accumulated depreciation	2,649	2,572
	$1,487	$1,490

Depreciation expense was $62 million for the second quarter of 2016, $65 million for the second quarter of 2015, $126 million for the first half of 2016, and $130 million for the first half of 2015.

Accrued expenses

	As of
(in millions)	June 30, 2016	December 31, 2015
Legal reserves	$1,075	$773
Payroll and related liabilities	500	504
Accrued contingent consideration	102	119
Other	559	574
	$2,236	$1,970

Other long-term liabilities

	As of
(in millions)	June 30, 2016	December 31, 2015
Accrued income taxes	$1,291	$1,253
Legal reserves	1,300	1,163
Accrued contingent consideration	105	127
Other long-term liabilities	543	431
	$3,239	$2,974

Accrued warranties

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first half of 2016 and 2015 consisted of the following (in millions):

	Six Months Ended June 30,
	2016	2015
Beginning Balance	$23	$25
Provision	10	10
Settlements/reversals	(13)	(9)
Ending Balance	$20	$26

NOTE H – INCOME TAXES

Our effective tax rates from continuing operations for the three months ended June 30, 2016 and June 30, 2015, were 47.8% and 2.9%, respectively. For the first half of 2016 and 2015 our effective tax rates from continuing operations were 97.0% and (86.9)%, respectively. The change in our reported tax rate for the second quarter and first half of 2016, as compared to the same periods in 2015, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related items, contingent consideration, litigation-related and restructuring-related items, as well as the impact of certain discrete tax items.

As of June 30, 2016, we had $1.058 billion of gross unrecognized tax benefits, of which a net $902 million, if recognized, would affect our effective tax rate. As of December 31, 2015, we had $1.056 billion of gross unrecognized tax benefits, of which a net $900 million, if recognized, would affect our effective tax rate.

We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and for Boston Scientific Corporation for its 2006 and 2007 tax years. The total incremental tax liability asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing associated with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. During 2014, we received a Revenue Agent Report from the IRS reflecting significant proposed audit adjustments to our 2008, 2009, and 2010 tax years based upon the same transfer pricing methodologies that the IRS applied to our 2001 through 2007 tax years.

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessments. We have filed petitions with the U.S. Tax Court (Tax Court) contesting the Notices of Deficiency for the 2001 through 2007 tax years in challenge and submitted a letter to the IRS Office of Appeals (IRS Appeals) protesting the Revenue Agent Report for the 2008 through 2010 tax years and requesting an administrative appeal hearing. The issues in dispute were scheduled to be heard in Tax Court in late July 2016. On July 19, 2016, we entered into a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as the issues related to our transaction with Abbott. The Stipulation of Settled Issues is contingent upon IRS Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009, and 2010 tax years, and if applicable, review by the U.S. Congress Joint Committee on Taxation.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments to the IRS of approximately $275 million, plus interest through the date of payment. No payments will be required until the dispute, including its resolution with IRS Appeals, is definitively resolved and our tax liability, including interest, for each individual year has been recalculated by the IRS. Based on experiences of other companies, we expect to make payment within the next 12 to 24 months. We believe our income tax reserves associated with these matters are adequate as of June 30, 2016 and do not expect any additional charges related to the resolution of this controversy.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $535 million accrued for gross interest and penalties as of June 30, 2016 and $500 million as of December 31, 2015. We recognized net tax expense related to interest and penalties of $13 million during the second quarter of 2016, $10 million during the second quarter of 2015, $23 million during the first half of 2016 and $21 million during the first half of 2015.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $767 million.

In November 2015, the FASB issued ASC Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This update simplifies the presentation of deferred income taxes by requiring all deferred tax assets and liabilities, along with any related valuation allowance, to be classified as noncurrent on the balance sheet. The new guidance is effective for all public Companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We elected to early adopt this standard prospectively at the beginning of 2016.

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

Our accrual for legal matters that are probable and estimable was $2.375 billion as of June 30, 2016 and $1.936 billion as of December 31, 2015, and includes certain estimated costs of settlement, damages and defense. We recorded $628 million of litigation-related charges during the first half of 2016 and $192 million of litigation-related charges during the first half of 2015. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN 3 valve infringes a patent related to adaptive sealing technology. On June 9, 2016, Edwards filed a counterclaim alleging that our Lotus™ transcatheter heart valve system infringes three patents owned by Edwards.

Product Liability Litigation

As of August 1, 2016, over 39,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of four putative class actions, and fewer than 20 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of August 1, 2016, we have entered into master settlement agreements with certain plaintiffs' counsel to resolve an aggregate of approximately 11,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds.  Of the 11,000 cases and claims, 6,000 have met the conditions of the settlement and are final.  All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. In addition, we continue to engage in discussions with various plaintiffs’ counsel regarding potential resolution of pending cases and claims and, as of August 1, 2016, have made substantial progress in discussions with plaintiffs’ counsel representing approximately 8,000 additional cases and claims.

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

Governmental Investigations and Qui Tam Matters

On May 5, 2014, we were served with a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the launch of the Cognis and Teligen line of devices in 2008, the performance of those devices from 2007 to 2009, and the operation of the Physician Guided Learning Program. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the U.S. District Court for the District of Minnesota. At the same time, we learned that U.S. Government and the State of California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016

Other Proceedings

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. On June 5, 2014, the District Court granted Mirowski’s motion to remand the case to the Montgomery County Circuit Court. On September 24, 2014, following a jury verdict against us, the Montgomery County Circuit Court entered a judgment that we breached our license agreement with Mirowski and awarded damages of $308 million. On October 28, 2014, the Montgomery County Circuit Court denied our post-trial motions seeking to overturn the judgment. On November 19, 2014, we filed an appeal with the Maryland Court of Special Appeals. On January 29, 2016, the Maryland Court of Special Appeals affirmed the decision of the Montgomery County Circuit Court. On February 2, 2016, we filed a motion for reconsideration, which was denied. On July 12, 2016, the Maryland Court of Appeals denied our petition for certiorari. We plan to seek United States Supreme Court review. On July 26, 2016, we paid $366 million in satisfaction of the judgment and interest, subject to a right of rescission should the judgment be reversed.
Refer to Note H - Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2015

On April 24, 2014, Dr. Qingsheng Zhu and Dr. Julio Spinelli, acting jointly on behalf of the stockholder representative committee of Action Medical, Inc. (Action Medical), filed a lawsuit against us and our subsidiary, Cardiac Pacemakers, Inc. (CPI), in the U.S. District Court for the District of Delaware. The stockholder representatives alleged that we and CPI breached a contractual duty to pursue development and commercialization of certain patented heart pacing methods and devices and to return certain patents. On March 15, 2016, the Court granted summary judgment in our favor as to all of plaintiffs’ claims for damages. The parties subsequently reached a resolution on the remaining claim and counterclaim concerning specific performance, and the case was dismissed on June 29, 2016.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2016		2015	2016		2015
Weighted average shares outstanding - basic	1,357.4		1,341.3	1,353.9		1,337.5
Net effect of common stock equivalents	—	*	20.5	—	*	22.2
Weighted average shares outstanding - assuming dilution	1,357.4		1,361.8	1,353.9		1,359.7

*We generated net losses in the second quarter and first half of 2016. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 17.7 million for the second quarter of 2016 and 18.6 million for the first half of 2016 due to our net loss positions.

Weighted average shares outstanding, assuming dilution, excludes the impact of three million stock options for the second quarter of 2015 and three million for the first half of 2015, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period. This impact was immaterial for the second quarter and first half of 2016.

We issued approximately four million shares of our common stock in the second quarter of 2016, two million shares of our common stock in the second quarter of 2015, 12 million shares of our common stock in the first half of 2016 and15 million shares of our common stock in the first half of 2015, following the exercise of underlying stock options or vesting of deferred stock units, or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first half of 2016 or 2015.

NOTE K – SEGMENT REPORTING

In 2016 and 2015, we identified six operating segments including Interventional Cardiology, Peripheral Interventions, Rhythm Management, Endoscopy, Urology and Pelvic Health, and Neuromodulation. Our reportable segments represent an aggregate of operating segments based on the criteria prescribed in FASB ASC Topic 280 - Segment Reporting. We have three reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg. Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency. Sales generated from reportable segments, as well as operating results of reportable segments, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. As needed, we restate segment information for the prior period based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuation. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to intangible asset impairment charges, acquisition- and divestiture-, litigation-, restructuring- and restructuring-related net charges and credits; pension termination charges; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015

Net sales
Interventional Cardiology	$635	$567	$1,248	$1,108
Peripheral Interventions	278	245	542	477
Cardiovascular	913	812	1,790	1,585

Cardiac Rhythm Management	512	490	983	973
Electrophysiology	64	60	128	121
Rhythm Management	576	550	1,111	1,094

Endoscopy	390	352	755	680
Urology and Pelvic Health	270	142	513	272
Neuromodulation	139	125	264	241
MedSurg	799	619	1,532	1,193
Net sales allocated to reportable segments	2,288	1,981	4,433	3,872
Impact of foreign currency fluctuations	(162)	(138)	(343)	(261)
	$2,126	$1,843	$4,090	$3,611

Income (loss) before income taxes
Cardiovascular	$294	$247	$593	$483
Rhythm Management	97	78	187	155
MedSurg	262	188	502	355
Operating income allocated to reportable segments	653	513	1,282	993
Corporate expenses and currency exchange	(155)	(105)	(290)	(188)
Intangible asset impairment charges; acquisition- and divestiture-, restructuring- and restructuring-related net charges; litigation-related net charges and credits; and pension termination charges	(697)	(73)	(762)	(333)
Amortization expense	(135)	(116)	(271)	(229)
Operating income (loss)	(334)	219	(41)	243
Other expense, net	(63)	(114)	(128)	(189)
Income (loss) before income taxes	$(397)	$105	$(169)	$54

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and six months ended June 30, 2016 and June 30, 2015. Amounts in the chart below are presented net of tax.

Three Months Ended June 30, 2016
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of March 31, 2016	$(38)	$83	$(10)	$35
Other comprehensive income (loss) before reclassifications	(21)	(64)	(1)	(86)
Amounts reclassified from accumulated other comprehensive income	—	(20)	1	(19)
Net current-period other comprehensive income	(21)	(84)	—	(105)
Balance as of June 30, 2016	$(59)	$(1)	$(10)	$(70)

Three Months Ended June 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of March 31, 2015	$(73)	$247	$(32)	$142
Other comprehensive income (loss) before reclassifications	5	(8)	(2)	(5)
Amounts reclassified from accumulated other comprehensive income	—	(35)	2	(33)
Net current-period other comprehensive income	5	(43)	—	(38)
Balance as of June 30, 2015	$(68)	$204	$(32)	$104

Six Months Ended June 30, 2016
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2015	$(54)	$152	$(10)	$88
Other comprehensive income (loss) before reclassifications	(5)	(102)	(3)	(110)
Amounts reclassified from accumulated other comprehensive income	—	(51)	3	(48)
Net current-period other comprehensive income	(5)	(153)	—	(158)
Balance as of June 30, 2016	$(59)	$(1)	$(10)	$(70)

Six Months Ended June 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2014	$(38)	$219	$(37)	$144
Other comprehensive income (loss) before reclassifications	(30)	51	(4)	17
Amounts reclassified from accumulated other comprehensive income	—	(66)	9	(57)
Net current-period other comprehensive income	(30)	(15)	5	(40)
Balance as of June 30, 2015	$(68)	$204	$(32)	$104

The income tax impact of the amounts in other comprehensive income for unrealized gains and losses on derivative financial instruments before reclassifications was a benefit of $36 million in the second quarter of 2016, a benefit of $5 million in the second quarter of 2015, a benefit of $57 million in the first half of 2016 and an expense of $28 million in the first half of 2015. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $12 million in the second quarter of 2016, $19 million in the second quarter of 2015, $29 million in the first half of 2016 and $37 million in the first half of 2015. Refer to Note D – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassification was an immaterial benefit in both the second quarter of 2016 and the second quarter of 2015. For both the first half of 2016 and the first half of 2015, the income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassification was immaterial.
The gains and losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in the second quarter and first half of 2016. The gains and losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in the second quarter of 2015 and by $5 million in the first half of 2015.

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

Standards to be Implemented

ASC Updates No. 2014-09, No. 2016-08, No. 2016-10, No. 2016-11 and No. 2016-12

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

In April 2016, the FASB issued ASC Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Update No. 2016-10 clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. Update 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing.

In May 2016, the FASB issued ASC Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815). Update No. 2016-11 rescinds previous SEC comments that were codified in Topic 605, Topic 932 and Topic 815. Upon adoption of ASC 606, certain SEC comments including guidance on accounting for shipping and handling fees and costs and consideration given by a vendor to a customer should not be relied upon.

In May 2016, the FASB also issued ASC Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. Update No. 2016-12 provides clarity around collectability, presentation of sales taxes, non-cash consideration, contract modifications at transition and completed contracts at transition. Update No. 2016-12 also includes a technical correction within ASC 606 related to required disclosures if the guidance is applied retrospectively upon adoption.

We expect to adopt Topic 606, and the aforementioned updates, effective January 1, 2018. We are in the process of determining the effect that the adoption of these standards will have on our financial position and results of operations.

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

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The update is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

Financial Summary

Three Months Ended June 30, 2016

Our net sales for the second quarter of 2016 were $2.126 billion, as compared to net sales of $1.843 billion for the second quarter of 2015, an increase of $283 million, or 15 percent. Our adjusted net sales, which excludes a negative impact of $24 million in the second quarter 2016, due to changes in foreign currency exchange rates, increased $307 million, or 16 percent, as compared to the same period in the prior year.1 This increase included adjusted net sales of approximately $102 million in the second quarter 2016, with no prior year period related net sales, due to the acquisition of the AMS Portfolio Acquisition, which included the men's health and prostate health businesses, from Endo International plc, during the third quarter of 2015. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss for the second quarter of 2016 was $207 million, or $(0.15) per share, due to litigation-related charges. Our reported results for the second quarter of 2016 included acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $580 million (after-tax), or $0.42 per share. Adjusted net income, which excludes these items, for the second quarter of 2016 was $373 million, or $0.27 per share.1 Our reported net income for the second quarter of 2015 was $102 million, or $0.08 per share. Our reported results for the second quarter of 2015 included an intangible asset impairment charge, acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net credits, debt extinguishment charges and amortization expense totaling $192 million (after-tax), or $0.14 per share. Adjusted net income, which excludes these items, for the second quarter of 2015 was $294 million, or $0.22 per share.1

1 Adjusted net sales growth rates, which exclude the impact of changes in foreign currency exchange rates, and adjusted net income and adjusted net income per share, which exclude certain items required by GAAP, are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended June 30, 2016
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$(397)	$190	$(207)	$(0.15)
Non-GAAP adjustments:
Acquisition- and divestiture-related net charges	53	(4)	49	0.04	*
Restructuring and restructuring-related net charges	26	(5)	21	0.02	*
Litigation-related net charges	618	(224)	394	0.28	*
Amortization expense	135	(19)	116	0.08	*
Adjusted net income	$435	$(62)	$373	$0.27

*Assumes dilution of 17.7 million shares for the three months ended June 30, 2016 for all or a portion of these non-GAAP adjustments.

	Three Months Ended June 30, 2015
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$105	$(3)	$102	$0.08
Non-GAAP adjustments:
Intangible asset impairment charge	9	(2)	7	0.01
Acquisition- and divestiture-related net charges	49	(7)	42	0.03
Restructuring and restructuring-related net charges	16	(2)	14	0.01
Litigation-related net credits	(1)	—	(1)	0.00
Debt extinguishment charges	45	(16)	29	0.02
Amortization expense	116	(15)	101	0.07
Adjusted net income	$339	$(45)	$294	$0.22

Cash provided by operating activities was $422 million in the second quarter of 2016, as compared to $60 million in the second quarter of 2015. As of June 30, 2016, we had total debt of $5.427 billion, cash and cash equivalents of $438 million and working capital of $148 million. Refer to Liquidity and Capital Resources for further discussion.

Six Months Ended June 30, 2016

Our net sales for the first half of 2016 were $4.090 billion, as compared to net sales of $3.611 billion for the first half of 2015, an increase of $479 million, or 13 percent. Our adjusted net sales, which excludes a negative impact of $82 million on our first half of 2016 net sales, due to changes in foreign currency exchange rates, increased $561 million, or 15 percent, as compared to the same period in the prior year.1 This increase included adjusted net sales of approximately $200 million in the first half of 2016, with no prior year period related net sales, due to the acquisition of the AMS Portfolio Acquisition, as previously described. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss for the first half of 2016 was $5 million, or $(0.00) per share. Our reported results for the first half of 2016 included acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, and amortization expense totaling $756 million (after-tax), or $0.55 per share. Excluding these items, net income for the first half of 2016 was $751 million, or $0.55 per share.1 Our reported net income for the first half of 2015 was $101 million, or $0.07 per share. Our reported results for the first half of 2015 included intangible asset impairment charges, acquisition- and divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, debt extinguishment charges, pension termination charges and amortization expense totaling $479 million (after-tax), or $0.36 per share. Excluding these items, net income for the first half of 2015 was $580 million, or $0.43 per share.1

1 Sales growth rates that exclude the impact of sales from divested businesses and/or changes in foreign currency exchange rates and net income and net income per share excluding certain items required by GAAP are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Six Months Ended June 30, 2016
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(169)	$164	$(5)	$(0.00)
Non-GAAP adjustments:
Acquisition- and divestiture-related net charges	96	(2)	94	0.07	*
Restructuring and restructuring-related net charges	38	(10)	28	0.02	*
Litigation-related net charges	628	(228)	400	0.29	*
Amortization expense	271	(37)	234	0.17	*
Adjusted net income	$864	$(113)	$751	$0.55

*Assumes dilution of 18.6 million shares for the six months ended June 30, 2016 for all or a portion of these non-GAAP adjustments.

	Six Months Ended June 30, 2015
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$54	$47	$101	$0.07
Non-GAAP adjustments:
Intangible asset impairment charges	9	(2)	7	0.01
Acquisition- and divestiture-related net charges	91	(5)	86	0.07
Restructuring and restructuring-related net charges	37	(6)	31	0.02
Litigation-related net charges	192	(70)	122	0.09
Debt extinguishment charges	45	(16)	29	0.02
Pension termination charges	8	(3)	5	0.00
Amortization expense	229	(30)	199	0.15
Adjusted net income	$665	$(85)	$580	$0.43

Cash provided by operating activities was $537 million in the first half of 2016, as compared to cash used for operating activities of $137 million in the first half of 2015. The increase was primarily due to litigation-related payments of $600 million during the first half of 2015 that did not recur in the first half of 2016.

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

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Less: Impact of Foreign Currency	Constant Currency Basis
(in millions)	2016	2015

Interventional Cardiology	$579	$515	13%	1%	12%
Peripheral Interventions	258	228	13%	(1)%	14%
Cardiovascular	837	743	13%	0%	13%
Cardiac Rhythm Management	477	460	4%	0%	4%
Electrophysiology	60	57	5%	(1)%	6%
Rhythm Management	537	517	4%	(1)%	5%
Endoscopy	361	326	11%	0%	11%
Urology and Pelvic Health	256	135	89%	(1)%	90%
Neuromodulation	135	122	11%	(1)%	12%
MedSurg	752	583	29%	0%	29%

Net Sales	$2,126	$1,843	15%	(1)%	16%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Less: Impact of Foreign Currency	Constant Currency Basis
(in millions)	2016	2015

Interventional Cardiology	$1,128	$1,010	12%	(1)%	13%
Peripheral Interventions	501	445	12%	(2)%	14%
Cardiovascular	1,629	1,455	12%	(1)%	13%
Cardiac Rhythm Management	910	916	(1)%	(2)%	1%
Electrophysiology	119	115	4%	(2)%	6%
Rhythm Management	1,029	1,031	(0)%	(1)%	1%
Endoscopy	693	631	10%	(1)%	11%
Urology and Pelvic Health	483	258	87%	(2)%	89%
Neuromodulation	256	236	8%	(2)%	10%
MedSurg	1,432	1,125	27%	(1)%	28%

Net Sales	$4,090	$3,611	13%	(2)%	15%

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

Our structural heart product offerings include our Lotus™ Valve System, a device for TAVR, and our WATCHMAN® device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The Lotus™ Valve System is CE-marked in the European Union (EU), and in the U.S., it is an investigational device and not available for sale. At the end of 2015, we completed enrollment in our REPRISE III clinical trial and expect FDA approval of the Lotus Valve System in late 2017. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE-mark countries and other international countries, as well as the U.S. following FDA approval in March 2015. We believe that Watchman® will be the only LAAC technology commercially available in the U.S. for multiple years. In November 2015, we received CE Mark for our next generation device, Watchman FLX™. Shortly after approval, we began a European initial market release of Watchman FLX. The initial market release was suspended near the end of the first quarter of 2016 due to a higher than expected rate of device embolization. Following an extensive data evaluation, we have decided to pursue potential design enhancements prior to returning a next generation device to market.

Our net sales of Interventional Cardiology products of $579 million represented 27 percent of our consolidated net sales for the second quarter of 2016. Our Interventional Cardiology net sales increased $64 million, or 13 percent, in the second quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $4 million in the second quarter of 2016, due to changes in foreign currency exchange rates, increased $68 million, or 12 percent, as compared to the same period in the prior year. This year-over-year increase was primarily related to sales of our drug-eluting stents, led by our ongoing global launch of the SYNERGY™ stent, our WATCHMAN® device following the U.S. commercial launch during the first quarter of 2015, and our Lotus™ Valve System in the EU; along with operational growth in our other cardiology product lines, including our PCI Guidance System product offerings and our portfolio of products for treating complex cardiovascular disease.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease, along with certain products to treat, diagnose and ease various forms of cancer.

Our net sales of PI products of $258 million represented 12 percent of our consolidated net sales for the second quarter of 2016. Our PI net sales increased $30 million, or 13 percent, in the second quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $3 million in the second quarter of 2016, due to changes in foreign currency exchange rates, increased $33 million, or 14 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by revenues from our Atherectomy and Thrombectomy systems, as well as growth in our core PI franchises, particularly our stent franchise following FDA approval and launch of our Innova™ Vascular self-expanding stent system in the U.S. and Japan, our interventional oncology franchise and our drug-eluting product franchise.

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

Our net sales of CRM products of $477 million represented 23 percent of our consolidated net sales for the second quarter of 2016. Our net sales of CRM products increased $17 million, or four percent, in the second quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $5 million in the second quarter of 2016, due to changes in foreign currency exchange rates, increased $22 million, or four percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by strong global pacemaker growth including the launch of our ACCOLADE™ family of magnetic resonance imaging (MRI) safe pacemakers and the Ingevity™ MRI pacing lead in the U.S., global growth from our quadripolar cardiac resynchronization therapy pacemakers (CRT-P), strong Japan CRM sales with S-ICD and our MRI safe technologies, and benefits from our sales collaboration agreement with Preventice, Inc. In the U.S., the second quarter of 2016 was the first full quarter of commercialization for our Acuity X4 quadripolar LV pacing lead in both the cardiac resynchronization therapy defibrillator (CRT-D) and CRT-P franchises. This launch helped offset lower volumes of replacement procedures for our defibrillators due to their extended longevity and pressure from high voltage MRI technologies primarily in the U.S.

The following are the components of our CRM net sales:

	Three Months Ended June 30,
(in millions)	2016	2015
Defibrillator systems	$333	$335
Pacemaker systems	144	125
CRM products	$477	$460

We market several lines of ICD’s, including our line of MINIs, the world’s smallest, thinnest ICD, and our line of ELs (extended longevity), the world’s longest lasting ICD due to our proprietary EnduraLife™ battery technology. In addition, we offer our EMBLEM™ S-ICD system, which affords physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature. Our EMBLEM™ S-ICD system offers greater longevity, LATITUDE® Patient Management remote monitoring technology and smaller size as compared to the prior generation. In April 2016, we received CE Mark approval for the new EMBLEM™ MRI S-ICD System, as well as magnetic resonance conditional labeling for all previously implanted EMBLEM S-ICD Systems, and began commercialization of our next generations S-ICD system in Europe. We also offer several lines of CRT-D systems, including our X4 line of quadripolar systems and Acuity X4 quadripolar LV leads, and the ACUITY™ PRO lead delivery system. We initiated the full launch of our X4 quadripolar CRT-D systems in Japan and Australia in the first quarter of 2015 and in February of 2016 we received FDA approval for the Acuity™ X4 Quadripolar lead.
We market our ACCOLADE™ family of pacemaker systems in the U.S., Europe, and Japan. We received FDA approval of our ACCOLADE™ MRI-compatible pacemaker in April 2016 and we expect FDA approval of our EMBLEM MRI-compatible system in third quarter of 2016. Our cardiac resynchronization therapy pacemaker product offerings include our newest generation VISIONIST™ and VALITUDE X4 quadripolar CRT-P devices, which are built on the same platform as our high voltage cardiac resynchronization therapy defibrillator, are enabled for remote patient monitoring, and include features that promote ease of use.

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

Our net sales of Electrophysiology products of $60 million represented three percent of our consolidated net sales for the second quarter of 2016. Our Electrophysiology net sales increased $3 million, or five percent, in the second quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $1 million in the second quarter of 2016, due to changes in foreign currency exchange rates, increased $4 million, or six percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by increased sales of our Rhythmia™ Mapping System and related products. In the first quarter of 2016, we initiated a full European launch of our Blazer IntellaNav™ OI catheter which is used with our Rhythmia™ Mapping System and, in July of 2016, we received FDA approval for this same catheter. In the second quarter of 2016, we received FDA approval for IntellaNav™ XP and the IntellaNav MiFi™ XP navigation-enabled ablation catheters that are used with the Rhythmia™ Mapping System. The second quarter of 2016 also marked the start of commercializing for our next generation IntellaTip™ MiFi OI catheter in select international markets. Finally, we received FDA approval for our Blazer™ Open Irrigated System with Atrial Flutter indication with full U.S. commercialization beginning in the second quarter of 2016.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary space.

Our net sales of Endoscopy products of $361 million represented 17 percent of our consolidated net sales for the second quarter of 2016. Our Endoscopy net sales increased $35 million, or 11 percent, in the second quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $3 million in the second quarter of 2016, due to changes in foreign currency exchange rates, increased $38 million, or 11 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our biliary device franchise with the launch of SpyGlass™ DS Direct Visualization System and our AXIOS Stent and Electrocautery-Enhanced Delivery System for endoscopic ultrasound-guided transmural drainage of pancreatic pseudocysts; our metal stent franchise driven by our Biliary WallFlex® product family; and our hemostasis franchise, featuring our Resolution™ and Resolution 360™ Clips.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a medical device company that developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions. Our net sales of Urology and Pelvic Health products of $256 million represented 12 percent of our consolidated net sales for the second quarter of 2016. Urology and Pelvic Health net sales increased $121 million, or 89 percent, in the second quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $7 million in the second quarter of 2016, due to changes in foreign currency exchange rates, increased $128 million, or 90 percent, as compared to the same period in the prior year. This year-over-year increase was primarily attributable to revenue of approximately $102 million from sales of products acquired with the AMS Portfolio Acquisition along with growth across all of our other global franchises, including our Pelvic Floor franchise as a result of market share gains primarily driven by a competitor exiting the market during the first quarter of 2016.

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

Neuromodulation

Our Neuromodulation business offers the Precision™, Precision Spectra™ and Precision Novi™Spinal Cord Stimulator (SCS) Systems, used for the management of chronic pain. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. The Precision Novi™ SCS System offers patients and physicians with the smallest 16-contact high capacity primary cell (PC), also referred to as non-rechargeable, device for the treatment of chronic pain. In May 2016, we launched the Precision Montage™ MRI SCS System after receiving FDA approval. The Precision Montage System offers customized relief to patients with chronic pain while also enabling safe access to full-body MRI technology. We have CE mark approval for Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. In September 2015, we gained CE mark approval for the Vercise™ PC DBS System with its Neural Navigator™ programming software and Vercise Cartesia™ Directional Lead. The system allows for programming flexibility, designed to treat a greater range of patients throughout their disease progression. The Cartesia™ Directional Lead uses multi-directional stimulation for greater precision, intended to minimize side effects for patients.  We are currently in U.S. pivotal trial with our Vercise™ DBS System for the treatment of Parkinson’s disease.

Our net sales of Neuromodulation products of $135 million represented six percent of our consolidated net sales for the second quarter of 2016. Our Neuromodulation net sales increased $13 million, or 11 percent, in the second quarter of 2016, as compared the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $1 million in the second quarter of 2016, due to changes in foreign currency exchange rates, increased $14 million, or 12 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by share gains from our Montage™ System, continued adoption of the Precision Spectra™ SCS System in the U.S. and increased net sales in Europe, driven by our Vercise™ DBS Systems and non-rechargeable Precision Novi™ SCS System.

On July 27, 2016, we acquired Cosman Medical, Inc. (Cosman), a privately held manufacturer of radiofrequency ablation systems, expanding our Neuromodulation portfolio and offering physicians treating patients with chronic pain a wider choice of non-opioid therapeutic options.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our most recent Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately nine percent of our consolidated net sales in the second quarter of 2016 and 10 percent of our consolidated net sales in the second quarter of 2015; however, in the second quarter of 2016, these sales grew eight percent compared to the prior year period.

Gross Profit

Our gross profit was $1.487 billion for the second quarter of 2016, $1.303 billion for the second quarter of 2015, $2.879 billion for the first half of 2016 and $2.551 billion for the first half of 2015. As a percentage of net sales, our gross profit decreased to 70.0 percent in the second quarter of 2016, as compared to 70.7 percent in the second quarter of 2015 and decreased to 70.4 percent in the first half of 2016, as compared to 70.6 percent in the first half of 2015. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2015	70.7%	70.6%
Manufacturing cost reductions	2.1	2.0
Sales pricing and mix	(0.1)	(0.1)
Net impact of foreign currency	(1.2)	(0.7)
All other, including other period expense	(1.5)	(1.4)
Gross profit margin - period ended June 30, 2016	70.0%	70.4%

The primary factor contributing to the decrease in our gross profit margin during the second quarter and first half of 2016, as compared to the same periods in 2015, was net negative impacts of foreign currency fluctuations and other period expense partially offset by the positive impact of cost reductions resulting from our restructuring and other process improvement programs.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	779	36.6%	700	38.0%	1,497	36.6%	1,367	37.9%
Research and development expenses	222	10.4%	220	11.9%	431	10.5%	412	11.4%
Royalty expense	20	0.9%	18	1.0%	39	1.0%	36	1.0%

Selling, General and Administrative (SG&A) Expenses

In the second quarter of 2016, our SG&A expenses increased $79 million, or 11 percent, as compared to the second quarter of 2015, and were 140 basis points lower as a percentage of net sales. In the first half of 2016, our SG&A expenses increased $130 million, or 10 percent, as compared to the first half of 2015, but were 130 basis points lower as a percentage of net sales. The decrease in SG&A as a percentage of sales was primarily driven by the recent suspension of the medical device tax, as well as our targeted initiatives that have been focused on reducing SG&A.

Research and Development (R&D) Expenses

In the second quarter of 2016, our R&D expenses increased $2 million, or one percent, as compared to the second quarter of 2015, but were 150 basis points lower as a percentage of net sales. In the first half of 2016, our R&D expenses increased $19 million, or five percent, as compared to the first half of 2015, but were 90 basis points lower as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth and increased costs related to recent acquisitions and alliances.

Royalty Expense

In the second quarter of 2016, our royalty expense increased $2 million, or 11 percent, as compared to the second quarter of 2015. In the first half of 2016, our royalty expense increased $3 million, or eight percent, as compared to the first half of 2015. Although our royalty expense increased period over period, it remained relatively flat at approximately one percent of net sales in the both second quarters and first halves of 2016 and 2015. The consistency as a percentage of net sales year-over-year relates primarily to a renegotiation of a royalty agreement in 2014 that resulted in a lower royalty rate structure.

Amortization Expense

Our amortization expense was $135 million in the second quarter of 2016, as compared to $116 million in the second quarter of 2015, and $271 million in the first half of 2016, as compared to $229 million in the first half of 2015. This increase was primarily due to amortizable intangible assets acquired as part of the AMS portfolio acquisition during the third quarter of 2015. Amortization expense is excluded by management for purposes of evaluating operating performance.

Intangible Asset Impairment Charges

We incurred intangible asset impairment charges, including charges for impairments of in-process research and development, of $9 million during the second quarter and first half of 2015. No intangible asset impairment chargers were recorded in the first half of 2016 .

Refer to Note C - Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our intangible asset impairment charges. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded net expenses of $33 million and $37 million during the second quarter and first half of 2016, respectively, and net expenses of $19 million and $46 million during the second quarter and first half of 2015, respectively, related to the change in fair value of our contingent consideration liabilities. Refer to Note B - Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring Charges and Restructuring-related Activities

We have two active restructuring programs, our 2016 Restructuring Plan, which was approved on June 6, 2016 and commenced activities at the end of the second quarter of 2016, and our 2014 Restructuring Plan, which was approved on October 22, 2013 and substantially completed at the end of 2015, with the exception of certain actions associated with our Plant Network Optimization strategy. Our 2016 Restructuring Plan is designed to remain active through the end of 2018.

We estimate that the 2016 Restructuring Plan will reduce our gross annual expenses by approximately $115 million to $150 million by the end of 2020 as program benefits are realized, and expect a portion of the Program savings to be reinvested in strategic growth initiatives. We estimate the implementation of the 2016 Restructuring Plan will result in total pre-tax charges of approximately $175 million to $225 million, of which approximately $160 million to $210 million is expected to result in cash outlays. We have recorded related costs of $19 million since the inception of the 2016 Restructuring Plan.

We estimate that the 2014 Restructuring Plan will reduce our gross annual expenses by approximately $200 million by the end of 2016, and we expect a substantial portion of the savings to be reinvested in growth initiatives. We estimate that the implementation of the 2014 Restructuring Plan will result in total pre-tax charges of approximately $255 million to $270 million, of which approximately $240 million to $255 million is expected to result in cash outlays. We have recorded costs of $249 million since the inception of the 2014 Restructuring Plan.

We recorded restructuring charges pursuant to our restructuring plans of $14 million in the second quarter of 2016, $3 million in the second quarter of 2015, $17 million during the first half of 2016 and $9 million during the first half of 2015. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the second quarter of 2016, $12 million in the second quarter of 2015, $22 million in the first half of 2016 and $28 million in the first half of 2015. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

We made cash payments of $40 million during the first half of 2016 and $46 million during the first half of 2015, associated with our restructuring initiatives.

Refer to Note F - Restructuring Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related charges and credits

We recorded litigation-related net charges of $618 million in the second quarter of 2016 and $628 million in the first half of 2016. We recorded litigation-related net credits of $1 million in the second quarter of 2015 and litigation-related net charges of $192 million in the first half of 2015. Litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Pension termination charges

We recorded pension termination charges of $8 million during the first quarter of 2015 and an additional $36 million during the third quarter of 2015 for a total of $44 million of pension termination charges in the year ended December 31, 2015. These charges were associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. No pension termination charges were recorded during the first half of 2016, and we do not expect to incur any additional charges in the future related to the termination of the Guidant Retirement Plan. The pension termination charges are excluded by management for purposes of evaluating operating performance.

Interest Expense

Our interest expense was $59 million in the second quarter of 2016 and $118 million during the first half of 2016, as compared to $106 million in the second quarter of 2015 and $167 million during the first half of 2015. Our average borrowing rate was 4.0 percent in the second quarter of 2016 and 4.0 percent in the first half of 2016 and 8.0 percent the second quarter of 2015 and 6.9 percent in the first half of 2015. Refer to Liquidity and Capital Resources and Note D - Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

Our other, net reflected expense of $4 million and $8 million in the second quarter of 2016 and 2015, respectively. During the first half of 2016 and 2015, our other, net reflected expense of $10 million and expense of $22 million, respectively. The following are the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2016	2015	2016	2015
Interest income	$1	$—	$4	$1
Foreign currency losses	1	(5)	(4)	(14)
Net gains (losses) on investments	(6)	—	(9)	(1)
Other income (expense), net	—	(3)	(1)	(8)
	$(4)	$(8)	$(10)	$(22)

During the second quarter and first half of 2016, we recognized net losses of $3 million due to investment impairments of certain of our strategic investments. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our strategic investments.

Tax Rate

Our effective tax rates from continuing operations for the three months ended June 30, 2016 and June 30, 2015, were 47.8% and 2.9%, respectively. For the first half of 2016 and 2015 our effective tax rates from continuing operations were 97.0% and (86.9)%, respectively. The change in our reported tax rate for the second quarter and first half of 2016, as compared to the same periods in 2015, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related, contingent consideration, litigation-related and restructuring-related items, as well as the impact of certain discrete tax items.

We are contesting significant proposed adjustments from the Internal Revenue Service (IRS) related to its audit of our transfer pricing methodologies for the 2001 through 2007 tax years. The IRS also proposed similar adjustments for the 2008 through 2010 tax years. We disagree with the methodologies being applied by the IRS and we were scheduled to go to trial in the U.S. Tax Court in late July 2016. On July 19, 2016, we entered a Stipulation of Settled Issues intended to resolve all of the transfer pricing issues, as well as the issues related to our transaction with Abbott. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009, and 2010 tax years, and if applicable, review by the United States Congress Joint Committee on Taxation. If finalized, payments related to the resolution are expected in the next 12 to 24 months. We believe that our income tax reserves associated with these matters are adequate as of June 30, 2016 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues is contingent and if and the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended June 30, 2016, there were no material changes to the application of critical accounting policies and estimates as described in our most recent Annual Report on Form 10-K.

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. In 2016 and 2015, we identified six operating segments including Interventional Cardiology, Peripheral Interventions, Rhythm Management, Endoscopy, Urology and Pelvic Health, and Neuromodulation. For purposes of identifying our reporting units, we then assessed whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We identified Rhythm Management as having two components: Cardiac Rhythm Management and Electrophysiology.

For our 2016 and 2015 annual impairment assessment we identified seven reporting units, which align to our seven core businesses: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. For our 2016 annual impairment assessment we aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350 - Intangibles - Goodwill and Other. These reporting units were aggregated due to a reorganization that commenced in 2015 that resulted in integrated leadership, shared resources and consolidation of certain sites in 2016.
In performing the goodwill impairment assessment, we utilize both the optional qualitative assessment and the two-step approach prescribed under FASB ASC Topic 350, Intangibles - Goodwill and Other. Beginning in 2016, the qualitative assessment was used for testing certain reporting units where fair value has historically exceeded carrying value by greater than 100%. All other reporting units were tested using the two-step approach described below. The qualitative assessment requires an evaluation of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount based on an assessment of relevant events including macroeconomic factors, industry and market conditions, cost factors, overall financial performance and other entity-specific factors. After assessing the totality of events, if it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, the first and second steps of the goodwill impairment test are unnecessary. If it is determined that impairment is more likely than not, then we perform the first step of the two-step impairment test. In 2016, for all reporting units tested using the optional qualitative assessment, we concluded that it was not necessary to perform the first step of the two-step goodwill impairment test. The first step requires a comparison of the carrying value of the reporting units to the fair value of these units.

For our 2016 and 2015 annual impairment assessment, for those reporting units for which a quantitative test was performed, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

In the second quarter of 2016, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value.Because our global Electrophysiology reporting unit was identified as being at higher risk of potential goodwill impairment during our 2015 annual test, it was tested for impairment on a stand-alone basis in the second quarter of 2016, immediately prior to aggregating it with our global Cardiac Rhythm Management reporting unit. The fair value exceeded the carrying value by approximately 36 percent. In comparison, the global Electrophysiology reporting unit had excess fair value of approximately 28 percent as of our 2015 annual test. As of the date of our 2016 annual goodwill impairment test, the aggregated global Electrophysiology and Cardiac Rhythm Management reporting unit (Rhythm Management) had excess fair value over carrying value of approximately 70 percent and held $292 million of allocated goodwill. As such, it was not deemed at higher risk of future impairment. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units.

Refer to Note C - Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our annual goodwill impairment test performed in the second quarter of 2016.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations and access to capital markets and our revolving credit facility will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, fund possible mergers and/or acquisitions and service our existing debt for the next twelve months. On July 12, 2016, we were denied our petition for certiorari by the Maryland Court of Appeals related to our complaint against Mirowski Family Ventures LLC. As a result of the denied petition, we paid $366 million in satisfaction of judgment and interest on July 26, 2016. The payment was funded through cash on hand, cash from our continuing operations and our revolving credit facility. See Note I - Commitments and Contingencies for additional information on the settlement agreement.

As of June 30, 2016, we had $438 million of cash and cash equivalents on hand, comprised of $77 million invested in money market and government funds, $60 million invested in short-term time deposits, and $301 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.

The following provides a summary and description of our net cash inflows (outflows) for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(in millions)	2016	2015
Cash provided by (used for) operating activities	$537	$(137)
Cash provided by (used for) investing activities	(150)	(297)
Cash provided by (used for) financing activities	(268)	752

Operating Activities

During the first half of 2016, cash provided by operating activities was $537 million, as compared to cash used for operating activities of $137 million during the first half of 2015, an increase of $674 million. This increase was primarily driven by a payment of $300 million made to Johnson & Johnson in the first quarter of 2015 as a result of the aggregate $600 million settlement agreement signed on February 13, 2015 to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant in 2006. As a result of the settlement agreement, Johnson & Johnson dismissed permanently its action without acknowledgment of liability by Guidant. In exchange, we paid $600 million to Johnson & Johnson during the first half of 2015.

Investing Activities

During the first half of 2016, cash used for investing activities primarily included purchases of property, plant and equipment of $138 million and purchases of privately-held equity securities of $36 million, partially offset by proceeds from the sale of one of two buildings located in Quincy, Massachusetts of $29 million. During the first half of 2015, cash used for investing activities primarily included purchases of privately-held equity securities of $140 million, purchases of property, plant and equipment of $92 million, and payments for the acquisitions of businesses, net of cash acquired of $63 million.

Financing Activities

Our cash flows from financing activities in the first half of 2016 and first half of 2015 reflect repayments of debt, payments of acquisition-related contingent consideration, proceeds from, and cash used to net share settle and stock issuances related to our equity incentive programs.

Debt

We had total debt of $5.427 billion as of June 30, 2016 and $5.677 billion as of December 31, 2015. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2016 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term Loans	—	—	225	150	375	—	750
	$—	$250	$825	$150	$1,825	$2,350	$5,400

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of June 30, 2016). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of June 30, 2016). The 2015 Facility contains covenants which, among other things, require that we maintain a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.50 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of June 30, 2016 or December 31, 2015.

	Covenant Requirement as of June 30, 2016	Actual as of June 30, 2016
Maximum leverage ratio (1)	4.5 times	2.6 times
Minimum interest coverage ratio (2)	3.0 times	8.8 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2016, we had $523 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of June 30, 2016, we had $1.543 billion of the combined legal and debt exclusion remaining.

As of and through June 30, 2016, we were in compliance with the required covenants.

Term Loans

As of June 30, 2016, we had an aggregate of $750 million outstanding under our unsecured term loan facilities and $1.000 billion outstanding as of December 31, 2015. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $150 million outstanding as of June 30, 2016 and $250 million outstanding as of December 31, 2015, along with an unsecured term loan credit facility entered into in April 2015 (2015 Term Loan) which had $600 million outstanding as of June 30, 2016 and $750 million outstanding as of December 31, 2015.

Borrowings under the 2013 Term Loan bear interest at LIBOR plus an interest margin between 1.00 percent and 1.75 percent (currently 1.50 percent) based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2013 Term Loan facility in the fourth quarter of 2015 and repaid an additional $100 million during the second quarter of 2016. As a result and in accordance with the credit agreement, the outstanding balance of $150 million is the remaining principal amount due at the final maturity date in August 2018. The 2013 Term Loan borrowings are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Term Loan facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of June 30, 2016 is 2.6 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of June 30, 2016 is 8.8 times.

Our 2015 Term Loan for $750 million was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2015 Term Loan during the second quarter of 2016. The remaining 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2018, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of June 30, 2016 is 2.6 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of June 30, 2016 is 8.8 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of June 30, 2016 and December 31, 2015. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense, during the second quarter of 2015, for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

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

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.5 times and our actual leverage ratio as of June 30, 2016 is 2.6 times. We had no borrowings outstanding under this facility as of June 30, 2016 and December 31, 2015.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $400 million as of June 30, 2016. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $169 million of receivables as of June 30, 2016 at an average interest rate of 1.8 percent, and $151 million as of December 31, 2015 at an average interest rate of 2.4 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $204 million as of June 30, 2016). We de-recognized $170 million of notes receivable and factored receivables as of June 30, 2016 at an average interest rate of 1.6 percent and $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2016 we had outstanding letters of credit of $43 million, as compared to $44 million as of December 31, 2015, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2016 and December 31, 2015, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of June 30, 2016 or December 31, 2015. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
Equity
During the first half of 2016 and 2015, we received $73 million and $70 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock during the six months ended June 30, 2016 and June 30, 2015. As of June 30, 2016, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $58 million for the first half of 2016 and $53 million for the first half of 2015.
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

Additional Information

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (earnings) and adjusted net income (earnings) per share that exclude certain amounts, and adjusted net sales and growth rates that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States.

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate adjusted net sales excluding the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to this non-GAAP financial measure is net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that presenting adjusted net income and adjusted net income per share that exclude certain amounts, and adjusted net sales that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

Adjusted net income and adjusted net income per share that exclude certain amounts, and adjusted net sales that exclude the impact of changes in foreign currency exchange rates, are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the six months ended June 30, 2016 and 2015, as well as reasons for excluding each of these individual items:

Adjusted Net Income and Adjusted Net Income per Share

•
Intangible asset impairment charges - This amount represents write-downs of certain intangible asset balances in the first half of 2015. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our indefinite-lived intangible assets at least annually for impairment. If we determine the carrying value of the amortizable intangible asset is not recoverable or we conclude that it is more likely than not that the indefinite-live asset is impaired, we will write the carrying value down to fair value in the period identified. We exclude the impact of impairment charges from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management has excluded intangible asset impairment charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Restructuring and restructuring-related net charges (credits) - These adjustments represent severance and other direct costs associated with our restructuring programs. These costs are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these costs for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Adjusted Net Sales Excluding the Impact of Changes in Foreign Currency Exchange Rates

•
The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing the net sales and growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-ICD® system and the acquisition and integration of Cosman Medical, Inc., the interventional radiology portfolio of CeloNova Biosciences, the American Medical Systems male urology portfolio and Xlumena, Inc.,

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2016 Restructuring plan and the completion of our 2014 Restructuring Plan, as well as any further restructuring or optimization plans we may undertake in the future, and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.865 billion as of June 30, 2016 and $3.547 billion as of December 31, 2015. We recorded $144 million of other assets and $199 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2016, as compared to $237 million of other assets and $23 million of other liabilities as of December 31, 2015. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $303 million as of June 30, 2016 and $155 million as of December 31, 2015. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $326 million as of June 30, 2016 and by $189 million as of December 31, 2015. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2016. As of June 30, 2016, $4.673 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 86 percent of our total debt.
Refer to Note D – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the six month period ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following a referendum in June 2016 in which voters in the United Kingdom (UK) approved an exit from the EU, the UK government is expected to initiate a process to withdraw from the EU (often referred to as “Brexit”) and begin negotiating the terms of the UK’s future relationship with the EU. A withdrawal could, among other outcomes, result in the deterioration of economic conditions, volatility in currency exchange rates, and increased regulatory complexities. These outcomes may adversely affect our business, financial condition or results of operations.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2016.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer