Form 10-Q
period 2016-09-30
BOSTON SCIENTIFIC CORP
filed 2016-11-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2016
Common Stock, $.01 par value	1,361,677,050

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2016	2015	2016	2015

Net sales	$2,105	$1,888	$6,195	$5,499
Cost of products sold	594	539	1,805	1,600
Gross profit	1,511	1,349	4,390	3,899

Operating expenses:
Selling, general and administrative expenses	772	729	2,268	2,095
Research and development expenses	232	221	664	632
Royalty expense	20	17	59	53
Amortization expense	136	131	408	361
Intangible asset impairment charges	7	10	7	19
Contingent consideration expense (benefit)	(13)	40	23	86
Restructuring charges	5	7	22	16
Litigation-related charges (credits)	4	457	632	649
Pension termination charges	—	36	—	44
	1,163	1,648	4,083	3,955
Operating income (loss)	348	(299)	307	(56)

Other income (expense):
Interest expense	(58)	(58)	(175)	(225)
Other, net	(33)	(10)	(44)	(31)
Income (loss) before income taxes	257	(367)	88	(312)
Income tax expense (benefit)	29	(169)	(135)	(215)
Net income (loss)	$228	$(198)	$223	$(97)

Net income (loss) per common share — basic	$0.17	$(0.15)	$0.16	$(0.07)
Net income (loss) per common share — assuming dilution	$0.17	$(0.15)	$0.16	$(0.07)

Weighted-average shares outstanding
Basic	1,360.6	1,344.0	1,356.1	1,339.7
Assuming dilution	1,379.7	1,344.0	1,374.9	1,339.7

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Net income (loss)	$228	$(198)	$223	$(97)
Other comprehensive income (loss):
Foreign currency translation adjustment	2	(12)	(3)	(42)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(31)	(27)	(184)	(42)
Net change in certain retirement plans, net of tax	—	16	—	21
Total other comprehensive income (loss)	(29)	(23)	(187)	(63)
Total comprehensive income (loss)	$199	$(221)	$36	$(160)

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
in millions, except share and per share data	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$237	$319
Trade accounts receivable, net	1,385	1,275
Inventories	998	1,016
Deferred and prepaid income taxes	84	496
Other current assets	477	365
Total current assets	3,181	3,471
Property, plant and equipment, net	1,500	1,490
Goodwill	6,498	6,473
Other intangible assets, net	5,838	6,194
Other long-term assets	680	505
TOTAL ASSETS	$17,697	$18,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$254	$3
Accounts payable	298	209
Accrued expenses	2,099	1,970
Other current liabilities	365	248
Total current liabilities	3,016	2,430
Long-term debt	5,171	5,674
Deferred income taxes	26	735
Other long-term liabilities	3,002	2,974

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares - issued 1,609,010,333 shares as of September 30, 2016 and 1,594,213,786 shares as of December 31, 2015	19	16
Treasury stock, at cost - 247,566,270 shares as of September 30, 2016 and December 31, 2015	(1,717)	(1,717)
Additional paid-in capital	16,985	16,860
Accumulated deficit	(8,706)	(8,927)
Accumulated other comprehensive income (loss), net of tax	(99)	88
Total stockholders’ equity	6,482	6,320
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,697	$18,133

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
in millions	2016	2015

Cash provided by (used for) operating activities	$506	$271

Investing activities:
Purchases of property, plant and equipment	(209)	(162)
Proceeds from disposal of property, plant and equipment	29	—
Purchases of privately-held securities	(90)	(209)
Purchases of notes receivable	(15)	(1)
Payments for acquisitions of businesses, net of cash acquired	(70)	(1,642)
Payments for investments and acquisitions of certain technologies	—	(2)

Cash provided by (used for) investing activities	(355)	(2,016)

Financing activities:
Payments on long-term borrowings	(250)	(1,000)
Proceeds from long-term borrowings, net of debt issuance costs	—	2,580
Payment of contingent consideration	(35)	(102)
Proceeds from borrowings on credit facilities	330	565
Payments on borrowings from credit facilities	(330)	(565)
Cash used to net share settle employee equity awards	(57)	(62)
Proceeds from issuances of shares of common stock	108	97

Cash provided by (used for) financing activities	(234)	1,513

Effect of foreign exchange rates on cash	1	(5)

Net increase (decrease) in cash and cash equivalents	(82)	(237)
Cash and cash equivalents at beginning of period	319	587
Cash and cash equivalents at end of period	$237	$350

Supplemental Information
Stock-based compensation expense	$87	$79
Fair value of contingent consideration recorded in purchase accounting	4	31

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine month periods ended September 30, 2016. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B - Acquisitions and Strategic Investments and Note I - Commitments and Contingencies for more information.

Pension Termination Charges

Following our 2006 acquisition of Guidant Corporation, we sponsored the Guidant Retirement Plan, a noncontributory defined benefit plan covering a select group of current and former employees. The plan was partially frozen as of September 25, 1995 and completely frozen as of May 31, 2007. The plan was subsequently terminated effective December 1, 2014. During 2015, we finalized the termination process and settled the plan’s obligations, and as a result, we recorded pension termination charges of $36 million during the third quarter of 2015 and a total of $44 million during the first nine months of 2015. No additional pension termination charges were recorded in the year ended December 31, 2015 and we do not expect to record any additional pension termination charges in 2016 related to the termination of the Guidant Retirement Plan.
NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2016 Acquisitions

LumenR™ Tissue Retractor System

On November 1, 2016, we acquired LumenR™ Tissue Retractor System from LumenR LLC, a privately held Newark, California based company. The LumenR Tissue Retractor System is currently in development for use during endoscopic resection of lesions in the colon, esophagus or stomach. We plan to begin the process of integrating the LumenR Tissue Retractor System into our Endoscopy business during the fourth quarter of 2016.

EndoChoice Holdings, Inc.

On September 27, 2016, we entered into a definitive agreement to acquire EndoChoice Holdings, Inc. (EndoChoice) for approximately $210 million. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions. EndoChoice develops and commercializes innovative products and services for specialists treating a wide range of gastrointestinal conditions. Upon completion of the transaction, EndoChoice will be integrated into our Endoscopy business.

Cosman Medical, Inc.

On July 27, 2016, we acquired Cosman Medical, Inc. (Cosman), a privately held manufacturer of radiofrequency ablation systems, expanding our Neuromodulation portfolio and offering physicians treating patients with chronic pain a wider choice of non-opioid therapeutic options. Total consideration was comprised of $71 million in up-front cash plus related fees and expenses, and a potential additional $20 million in consideration based on future sales through June 30, 2019. We are in the process of integrating Cosman into our Neuromodulation business, and expect the integration to be substantially complete by the end of 2017.

Purchase Price Allocation

We accounted for the acquisition of Cosman as a business combination and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price are as follows (in millions):

Cash, net of cash acquired	$70
Fair value of contingent consideration	4
$74

The following summarizes the preliminary purchase price allocation for the Cosman acquisition as of September 30, 2016 (in millions):

Goodwill	$23
Amortizable intangible assets	46
Inventory	4
Other net assets	1
$74

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$43	13	12%
Customer relationships	$3	13	12%
	$46

2015 Acquisitions

AMS Portfolio Acquisition

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS male urology portfolio is being integrated with our formerly named Urology and Women's Health business, and the joint businesses have become Urology and Pelvic Health. The integration is expected to be substantially completed by the end of 2016. In addition, as part of the acquisition agreement, we made a $60 million Series B non-voting preferred stock investment in the Women's Health business of Endo Health Solutions, a wholly owned subsidiary of Endo International, plc., representing the remaining Women's Health business of the American Medical Systems' Portfolio. This investment was subsequently repaid in the fourth quarter of 2015.

Xlumena, Inc.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a medical device company that developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract. The purchase agreement called for an up-front payment of $63 million, an additional payment of $13 million upon FDA clearance of the HOT AXIOS™ product, and further sales-based milestones based on sales achieved through 2018. We substantially completed the integration of Xlumena into our Endoscopy business during the third quarter of 2016.

Purchase Price Allocation

We accounted for these acquisitions as business combinations and, in accordance with FASB ASC Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate purchase price are as follows (in millions):

Cash, net of cash acquired	$1,659
Fair value of contingent consideration	31
$1,690

The following summarizes the aggregate purchase price allocation for the 2015 acquisitions as of September 30, 2015 (in millions):

Goodwill	$547
Amortizable intangible assets	992
Inventory	102
Property, plant and equipment	42
Other net assets	42
Deferred income taxes	(35)
$1,690

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$358	11-12	13.5% - 15%
Customer relationships	616	12	13.5%
Other intangible assets	18	13	13.5%
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

Customer relationships represent the estimated fair value of non-contractual customer and distributor relationships. Customer relationships are direct relationships with physicians and hospitals performing procedures with the acquired products, and distributor relationships are relationships with third parties used to sell the acquired products, both as of the acquisition date. These relationships were valued separately from goodwill because there is a history and pattern of conducting business with customers and distributors. We used the income approach or the replacement cost and lost profits methodology to derive the fair value of the customer relationships. The customer relationships intangible assets are amortized on a straight-line basis over their assigned estimated useful lives.

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

We recorded the excess of the aggregate purchase price over the estimated fair values of the identifiable assets acquired as goodwill. Goodwill was established due primarily to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies, and has been allocated to our reportable segments based on the relative expected benefit. Of the goodwill recorded, approximately $19 million, based on preliminary estimates, related to our 2016 acquisitions and approximately $453 million related to our 2015 acquisitions is deductible for tax purposes. See Note C - Goodwill and Other Intangible Assets for more information related to goodwill allocated to our reportable segments.

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

We recorded a net benefit related to the changes in fair value of our contingent consideration liabilities of $13 million during the third quarter of 2016. We recorded net expenses related to the changes in fair value of our contingent consideration liabilities of $23 million during the first nine months of 2016, $40 million during the third quarter of 2015 and $86 million during the first nine months of 2015. We paid contingent consideration of $77 million during the first nine months of 2016, $15 million during the third quarter of 2015 and $125 million during the first nine months of 2015. We did not make any contingent consideration payments during the third quarter of 2016.

Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2015	$246
Amounts recorded related to new acquisitions	4
Other amounts recorded related to prior acquisitions	2
Fair value adjustments	23
Contingent payments related to prior period acquisitions	(77)
Balance as of September 30, 2016	$198

As of September 30, 2016, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.587 billion.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of September 30, 2016	Valuation Technique	Unobservable Input	Range
R&D, regulatory and commercialization-based Milestones	$15 million	Discounted Cash Flow	Discount Rate	1.8% - 2.3%
			Probability of Payment	0% - 59%
			Projected Year of Payment	2018 - 2021
Revenue-based Payments	$40 million	Discounted Cash Flow	Discount Rate	14% - 15%
			Projected Year of Payment	2017 - 2020
	$143 million	Monte Carlo	Revenue Volatility	15% - 20%
			Risk Free Rate	LIBOR Term & Cost of Debt Structure
			Projected Year of Payment	2016 - 2022

Increases or decreases in the fair value of our contingent consideration liabilities can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving R&D, regulatory and commercialization-based and revenue-based milestones. Projected contingent payment amounts related to some of our R&D, regulatory and commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Other revenue-based payments are valued using a Monte Carlo valuation model, which simulates future revenues during the earn-out period using management's best estimates. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

Strategic Investments

We did not close any material strategic investments during the first nine months of 2016.

On April 30, 2015, we acquired a 27 percent ownership interest in Preventice Solutions, Inc. (Preventice), which includes 18.5 percent of Preventice's common stock. Preventice is a privately-held company headquartered in Minneapolis, MN, and a leading developer of mobile health solutions and services. In addition to the equity agreement, we entered into a commercial agreement with Preventice, under which we became Preventice’s exclusive, worldwide sales and marketing representative. In October 2016, management notified Preventice of our intent to terminate the commercial agreement and will transition the sales force back to Preventice within the next twelve months under the terms of the agreement.

On April 13, 2015, we acquired 25 percent of the common stock of Frankenman Medical Equipment Company (Frankenman). Frankenman is a privately-held company headquartered in Suzhou, China, and is a local market leader in surgical staplers. Additionally, we entered into co-promotional and co-selling agreements with Frankenman to commercialize selected products jointly in China. We believe this alliance will enable us to reach more clinicians and treat more patients in China by providing access to training on less invasive endoscopic technologies with clinical and economic benefits.

We account for certain of our strategic investments as equity method investments, in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. The book value of investments that we accounted for under the equity method of accounting was $255 million as of September 30, 2016 and $173 million as of December 31, 2015. The aggregate value of our cost method investments was $20 million as of September 30, 2016 and $45 million as of December 31, 2015. In addition, we had notes receivable from certain companies, which we account for under the cost method, of $42 million as of September 30, 2016 and $30 million as of December 31, 2015.

As of September 30, 2016, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $184 million, which represents amortizable intangible assets and in-process research and development, corresponding deferred tax liabilities, and goodwill. During the three and nine months ended September 30, 2016, the net losses from our equity method adjustments, presented within the Other, net caption of our condensed consolidated statement of operations were $4 million and $11 million, respectively. During the three and nine months ended September 30, 2015, the net losses from our equity method adjustments were immaterial.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of September 30, 2016 and December 31, 2015 are as follows:

	As of
	September 30, 2016		December 31, 2015
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$8,991	$(4,360)	$8,948	$(4,054)
Patents	525	(371)	520	(358)
Other intangible assets	1,535	(694)	1,529	(610)
	$11,051	$(5,425)	$10,997	$(5,022)
Unamortizable intangible assets
Goodwill	$16,398	$(9,900)	$16,373	$(9,900)
In-process research and development (IPR&D)	92	—	99	—
Technology-related	120	—	120	—
	$16,610	$(9,900)	$16,592	$(9,900)

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

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2015	$3,451	$292	$2,730	$6,473
Purchase price adjustments	1	(1)	2	2
Goodwill acquired	—	—	23	23
Balance as of September 30, 2016	$3,452	$291	$2,755	$6,498

Goodwill Impairment Testing

We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest an impairment may exist.

In the second quarter of 2016, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value. Based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other, we assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. In 2016 and 2015, we identified six operating segments including Interventional Cardiology, Peripheral Interventions, Rhythm Management, Endoscopy, Urology and Pelvic Health, and Neuromodulation. For purposes of identifying our reporting units, we then assessed whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We identified Rhythm Management as having two components: Cardiac Rhythm Management and Electrophysiology.

For our 2016 and 2015 annual impairment assessment, we identified seven reporting units, which align to our seven core businesses: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and

Pelvic Health, and Neuromodulation. For our 2016 annual impairment assessment, the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, were aggregated due to a reorganization commencing in 2015 which resulted in integrated leadership, shared resources and consolidation of certain sites in 2016. Because our global Electrophysiology reporting unit was identified as being at higher risk of potential goodwill impairment during our 2015 annual test, it was tested for impairment on a stand-alone basis in the second quarter of 2016, immediately prior to aggregating it with our global Cardiac Rhythm Management reporting unit. The fair value of the stand-alone global Electrophysiology reporting unit exceeded the carrying value by approximately 36 percent. In comparison, the global Electrophysiology reporting unit had excess fair value of approximately 28 percent as of our 2015 annual test.

As of the date of our 2016 annual goodwill impairment test, the aggregated global Electrophysiology and Cardiac Rhythm Management reporting unit (Rhythm Management) had excess fair value over carrying value of approximately 70 percent and held $292 million of allocated goodwill. As such, it was not deemed at higher risk of future impairment. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units. Refer to Critical Accounting Policies and Estimates within Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for a discussion of key assumptions used in our testing.

On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill. The key variables that drive the cash flows of our reporting units and amortizable intangibles are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, as well as the Weighted Average Cost of Capital (WACC) rate applied, are additional key variables for reporting unit cash flows. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill.

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

•	decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

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

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses; and

•	increases in our market-participant risk-adjusted WACC, and increases in our market-participant tax rate, and/or changes in tax laws or macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in impairment charges.

The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2015	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of September 30, 2016	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

2016 Charges

During the third quarter of 2016, we performed our annual impairment test of all IPR&D projects and our indefinite-lived core technology assets. Indefinite-lived intangible assets are tested for impairment on an annual basis during the third quarter of each year, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our most recent Annual Report on Form 10-K. On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. Based on the results of our annual testing, we recorded an IPR&D impairment charge of $7 million in the third quarter of 2016.

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

The nonrecurring Level 3 fair value measurements of our intangible asset impairment analysis included the following significant unobservable inputs:

Intangible Asset	Valuation Date	Fair Value	Valuation Technique	Unobservable Input	Rate
Technology-related (amortizable)	September 30, 2015	$8 million	Income Approach -Excess Earnings Method	Discount Rate	10%
In-Process R&D	June 30, 2015	$6 million	Income Approach - Excess Earnings Method	Discount Rate	16.5% - 20%

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

Currently or Previously Designated Foreign Currency Hedges

All of our designated currency hedge contracts outstanding as of September 30, 2016 and December 31, 2015 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.403 billion as of September 30, 2016 and $1.458 billion as of December 31, 2015.

We recognized net gains of $27 million in earnings on our cash flow hedges during the third quarter of 2016 and net gains of $107 million for the first nine months of 2016, as compared to net gains of $54 million and $156 million during the third quarter and first nine months of 2015, respectively. All currency cash flow hedges outstanding as of September 30, 2016 mature within 60 months. As of September 30, 2016, $38 million of net loss, net of tax, was recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains, net of tax, of $145 million as of December 31, 2015. As of September 30, 2016, $29 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

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

Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.296 billion as of September 30, 2016 and $2.090 billion as of December 31, 2015.

Interest Rate Hedging

Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We had no interest rate derivative instruments outstanding as of September 30, 2016.

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

We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts designated as fair value hedges, and forward starting interest rate derivative contracts and treasury locks designated as cash flow hedges upon termination, into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $54 million as of September 30, 2016 and $63 million as of December 31, 2015. The carrying amount of certain of our senior notes included immaterial unamortized losses as of September 30, 2016 and December 31, 2015. In addition, we had pre-tax net gains within AOCI related to terminated forward starting interest rate derivative contracts and treasury locks of $9 million as of September 30, 2016 and $10 million as of December 31, 2015. The net gains that we recognized as a reduction of interest expense in earnings related to previously terminated interest rate derivatives were approximately $3 million during the third quarter of 2016 and $10 million during the first nine months of 2016, as compared to $3 million during the third quarter of 2015 and $10 million during the first nine months of 2015. As of September 30, 2016, $13 million of pre-tax net gains may be reclassified to earnings within the next twelve months as a reduction to interest expense from amortization of our terminated interest rate derivative contracts.

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

Fair Value of Derivative Instruments

The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the third quarter and first nine months of 2016 and 2015 (in millions):

	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended September 30, 2016
Currency hedge contracts	$(22)	$27	Cost of products sold
	$(22)	$27
Three Months Ended September 30, 2015
Currency hedge contracts	$13	$54	Cost of products sold
	$13	$54
Nine Months Ended September 30, 2016
Currency hedge contracts	$(180)	$107	Cost of products sold
	$(180)	$107
Nine Months Ended September 30, 2015
Currency hedge contracts	$81	$156	Cost of products sold
Interest rate derivative contracts	$11	$2	Interest Expense
	$92	$158

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was immaterial for all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

in millions	Location in Statement of Operations	Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2016	2015	2016	2015
Gain (loss) on currency hedge contracts	Other, net	$(7)	$32	$(74)	$46
Gain (loss) on foreign currency transaction exposures	Other, net	1	(36)	64	(64)
Net foreign currency gain (loss)	Other, net	$(6)	$(4)	$(10)	$(18)

Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures (Topic 820), by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for the assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2016, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of September 30, 2016 and December 31, 2015:

		As of
		September 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2016	2015
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$72	$138
Currency hedge contracts	Other long-term assets	2	66
		74	204
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	20	33
Total Derivative Assets		$94	$237

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$31	$1
Currency hedge contracts	Other long-term liabilities	106	—
		137	1
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	40	22
Total Derivative Liabilities		$177	$23

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$27	$—	$—	$27	$118	$—	$—	$118
Currency hedge contracts	—	94	—	94	—	237	—	237
	$27	$94	$—	$121	$118	$237	$—	$355
Liabilities
Currency hedge contracts	$—	$177	$—	$177	$—	$23	$—	$23
Accrued contingent consideration	—	—	198	198	—	—	246	246
	$—	$177	$198	$375	$—	$23	$246	$269

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $27 million invested in money market and government funds as of September 30, 2016, we had $19 million in short-term time deposits and $191 million in interest bearing and non-interest bearing bank accounts. In addition to $118 million invested in money market and government funds as of December 31, 2015, we had $31 million in short-term deposits and $170 million in interest bearing and non-interest bearing bank accounts.

Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liabilities. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liabilities.

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

We recorded $7 million of losses to adjust our intangible assets to their fair value during the third quarter and first nine months of 2016. We recorded $10 million of losses to adjust our intangible assets to their fair value during the third quarter and $19 million of losses during the first nine months of 2015. Refer to Note C – Goodwill and Other Intangible Assets for more information on our intangibles asset impairment charges.

The fair value of our outstanding debt obligations was $5.892 billion as of September 30, 2016 and $5.887 billion as of December 31, 2015, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.425 billion as of September 30, 2016 and $5.677 billion as of December 31, 2015. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2016 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term Loans	—	—	225	150	375	—	750
	$—	$250	$825	$150	$1,825	$2,350	$5,400

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of September 30, 2016). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of September 30, 2016). The 2015 Facility contains covenants which, among other things, required that we maintained a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition) on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.50 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of September 30, 2016 or December 31, 2015.

	Covenant Requirement as of September 30, 2016	Actual as of September 30, 2016
Maximum leverage ratio (1)	4.25 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	9.3 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2016, we had $506 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of September 30, 2016, we had $1.011 billion of the combined legal and debt exclusion remaining.

As of and through September 30, 2016, we were in compliance with the required covenants.

Term Loans

As of September 30, 2016, we had an aggregate of $750 million outstanding under our unsecured term loan facilities and $1.000 billion outstanding as of December 31, 2015. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $150 million outstanding as of September 30, 2016 and $250 million outstanding as of December 31, 2015, along with an unsecured term loan credit facility entered into in April 2015 (2015 Term Loan) which had $600 million outstanding as of September 30, 2016 and $750 million outstanding as of December 31, 2015.

Borrowings under the 2013 Term Loan bear interest at LIBOR plus an interest margin between 1.00 percent and 1.75 percent (currently 1.50 percent) based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2013 Term Loan facility in the fourth quarter of 2015 and repaid an additional $100 million during the second quarter of 2016. As a result and in accordance with the credit agreement, the outstanding balance of $150 million is the remaining principal amount due at the final maturity date in August 2018. The 2013 Term Loan borrowings are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Term Loan facility. The maximum leverage ratio requirement is 4.25 times, and our actual leverage ratio as of September 30, 2016 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of September 30, 2016 is 9.3 times.

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020. The 2015 Term Loan was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2015 Term Loan during the second quarter of 2016. The remaining 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2018, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.25 times, and our actual leverage ratio as of September 30, 2016 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times, and our actual interest coverage ratio as of September 30, 2016 is 9.3 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of September 30, 2016 and December 31, 2015. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense, during the second quarter of 2015, for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

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

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.25 times, and our actual leverage ratio as of September 30, 2016 is 2.5 times. We had no borrowings outstanding under this facility as of September 30, 2016 and December 31, 2015.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $415 million as of September 30, 2016. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $175 million of receivables as of September 30, 2016 at an average interest rate of 1.7 percent, and $151 million as of December 31, 2015 at an average interest rate of 2.4 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $207 million as of September 30, 2016). We de-recognized $170 million of notes receivable and factored receivables as of September 30, 2016 at an average interest rate of 1.6 percent and $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2016 we had outstanding letters of credit of $39 million, as compared to $44 million as of December 31, 2015, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2016 and December 31, 2015, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2016 or December 31, 2015. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

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

The implementation of the 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million, and approximately $160 million to $210 million of these charges are estimated to result in cash outlays, of which we have made payments of $11 million through September 30, 2016. We have recorded related costs of $26 million since the inception of the plan through September 30, 2016, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

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

2014 Restructuring Plan

On October 22, 2013, our Board of Directors approved, and we committed to, a restructuring initiative (the 2014 Restructuring Plan). The 2014 Restructuring Plan builds on the progress we have made to address financial pressures in a changing global marketplace, further strengthened our operational effectiveness and efficiency and supported new growth investments. Key activities under the plan included continued implementation of our ongoing PNO strategy, continued focus on driving operational efficiencies and ongoing business and commercial model changes. The PNO strategy simplified our manufacturing plant structure by transferring certain production lines among facilities. Other activities involved rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and were substantially completed by the end of 2015, except for certain ongoing actions associated with our PNO strategy, which we expect to be substantially completed by the end of 2016.

The implementation of the 2014 Restructuring Plan is expected to result in total pre-tax charges of approximately $255 million to $270 million, and approximately $240 million to $255 million of these charges are estimated to result in cash outlays, of which we have made payments of $235 million through September 30, 2016. We have recorded related costs of $259 million since the inception of the plan, and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2014 Restructuring Plan through the end of 2016 by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$90 million to $95 million
Other (1)	$30 million to $35 million
Restructuring-related expenses:
Other (2)	$135 million to $140 million
$255 million to $270 million

(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2014 Restructuring Plan, including program management, accelerated depreciation, and costs to transfer product lines among facilities.

We recorded net restructuring charges pursuant to our restructuring plans of $5 million in the third quarter of 2016, $7 million in the third quarter of 2015, $22 million in the first nine months of 2016 and $16 million in the first nine months of 2015. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the third quarter of 2016, $14 million in the third quarter of 2015, $33 million in the first nine months of 2016 and $42 million in the first nine months of 2015.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended September 30, 2016
(in millions)	Termination Benefits	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$1	$—	$2	$2	$5
Restructuring-related expenses:
Cost of products sold	—	8	—	—	8
Selling, general and administrative expenses	—	—	—	4	4
	—	8	—	4	12
	$1	$8	$2	$6	$17

(in millions)	Termination Benefits	Transfer Costs	Fixed Asset Write-offs	Other	Total
2016 Restructuring Plan	$1	$3	$—	$3	$7
2014 Restructuring Plan	—	5	2	3	10
	$1	$8	$2	$6	$17

Three Months Ended September 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$5	$—	$—	$2	$7
Restructuring-related expenses:
Cost of products sold	—	—	5	—	5
Selling, general and administrative expenses	—	1	—	8	9
	—	1	5	8	14
	$5	$1	$5	$10	$21

All charges incurred in the third quarter of 2015 were related to the 2014 Restructuring Plan.

Nine Months Ended September 30, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$16	$—	$—	$2	$4	$22
Restructuring-related expenses:
Cost of products sold	—	—	20	—	—	20
Selling, general and administrative expenses	—	4	—	—	9	13
	—	4	20	—	9	33
	$16	$4	$20	$2	$13	$55

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2016 Restructuring Plan	$19	$—	$4	$—	$2	$25
2014 Restructuring Plan	(3)	4	16	2	11	30
	$16	$4	$20	$2	$13	$55

Nine Months Ended September 30, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$13	$—	$—	$3	$16
Restructuring-related expenses:
Cost of products sold	—	—	20	—	20
Selling, general and administrative expenses	—	3	—	19	22
	—	3	20	19	42
	$13	$3	$20	$22	$58

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring Plan	$17	$3	$20	$22	$62
Substantially completed restructuring programs	(4)	—	—	—	(4)
	$13	$3	$20	$22	$58

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

As of September 30, 2016, we incurred cumulative restructuring charges related to our 2016 Restructuring Plan and our 2014 Restructuring Plan of $147 million and restructuring-related costs of $138 million since we committed to the plans. The following presents these costs by major type:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Termination benefits	$19	$93	$112
Fixed asset write-offs	—	2	2
Other	1	32	33
Total restructuring charges	20	127	147
Accelerated depreciation	—	12	12
Transfer costs	4	71	75
Other	2	49	51
Restructuring-related expenses	6	132	138
	$26	$259	$285

We made cash payments of $17 million in the third quarter of 2016 and $57 million in the first nine months of 2016 associated with our restructuring initiatives, and as of September 30, 2016, we had made total cash payments of $246 million related to our 2016 Restructuring Plan and 2014 Restructuring Plan since committing to the plans. These payments were made using cash generated from operations, and are comprised of the following:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Three Months Ended September 30, 2016
Termination benefits	$2	$3	$5
Transfer costs	3	5	8
Other	1	3	4
	$6	$11	$17

Nine Months Ended September 30, 2016
Termination benefits	$6	$20	$26
Transfer costs	4	16	20
Other	1	10	11
	$11	$46	$57

Program to Date
Termination benefits	$6	$89	$95
Transfer costs	4	71	75
Other	1	75	76
	$11	$235	$246

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2016 Restructuring Plan and our 2014 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Accrued as of December 31, 2015	$—	$29	$29
Charges (credits)	19	(3)	16
Cash payments	(6)	(20)	(26)
Accrued as of September 30, 2016	$13	$6	$19

In addition to our accrual for termination benefits, we had a $5 million liability as of September 30, 2016 and a $3 million liability as of December 31, 2015 for other restructuring-related items.

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2016	December 31, 2015
Accounts receivable	$1,506	$1,394
Less: allowance for doubtful accounts	(75)	(75)
Less: allowance for sales returns	(46)	(44)
	$1,385	$1,275

The following is a rollforward of our allowance for doubtful accounts for the third quarter and first nine months of 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$80	$77	$75	$76
Charges to expenses	(1)	3	5	11
Utilization of allowances	(4)	(3)	(5)	(10)
Ending balance	$75	$77	$75	$77

Inventories

	As of
(in millions)	September 30, 2016	December 31, 2015
Finished goods	$662	$706
Work-in-process	105	102
Raw materials	231	208
	$998	$1,016

Property, plant and equipment, net

	As of
(in millions)	September 30, 2016	December 31, 2015
Land	$84	$86
Buildings and improvements	974	981
Equipment, furniture and fixtures	2,935	2,793
Capital in progress	213	202
	4,206	4,062
Less: accumulated depreciation	2,706	2,572
	$1,500	$1,490

Depreciation expense was $67 million for the third quarter of 2016, $68 million for the third quarter of 2015, $193 million for the first nine months of 2016, and $198 million for the first nine months of 2015.

Accrued expenses

	As of
(in millions)	September 30, 2016	December 31, 2015
Legal reserves	$933	$773
Payroll and related liabilities	525	504
Accrued contingent consideration	77	119
Other	564	574
	$2,099	$1,970

Other long-term liabilities

	As of
(in millions)	September 30, 2016	December 31, 2015
Accrued income taxes	$1,315	$1,253
Legal reserves	1,019	1,163
Accrued contingent consideration	121	127
Other long-term liabilities	547	431
	$3,002	$2,974

Accrued warranties

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first nine months of 2016 and 2015 consisted of the following (in millions):

	Nine Months Ended September 30,
	2016	2015
Beginning Balance	$23	$25
Provision	16	11
Settlements/reversals	(19)	(11)
Ending Balance	$20	$25

NOTE H – INCOME TAXES

Our effective tax rates from continuing operations for the three months ended September 30, 2016 and September 30, 2015, were 11.2% and 45.9%, respectively. For the first nine months of 2016 and 2015 our effective tax rates from continuing operations were (152.4)% and 68.9%, respectively. The change in our reported tax rate for the third quarter and first nine months of 2016, as compared to the same periods in 2015, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangibles asset impairment charges, acquisition-related items, contingent consideration, litigation-related items, restructuring-related items, pension termination charges and debt extinguishment charges, as well as the impact of certain discrete tax items.

As of September 30, 2016, we had $1.066 billion of gross unrecognized tax benefits, of which a net $986 million, if recognized, would affect our effective tax rate. As of December 31, 2015, we had $1.056 billion of gross unrecognized tax benefits, of which a net $975 million, if recognized, would affect our effective tax rate.

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

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments to the IRS of approximately $275 million, plus interest through the date of payment. No payments will be required until the dispute, including its resolution with IRS Appeals, is definitively resolved and our tax liability, including interest, for each individual year has been recalculated by the IRS. Based on experiences of other companies, we expect to make payments during the second half of 2017 and into the first half of 2018. We believe our income tax reserves associated with these matters are adequate as of September 30, 2016 and do not expect any additional charges related to the resolution of this controversy.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $554 million accrued for gross interest and penalties as of September 30, 2016 and $500 million as of December 31, 2015. We recognized net tax expense related to interest and penalties of $13 million during the third quarter of 2016, $11 million during the third quarter of 2015, $35 million during the first nine months of 2016 and $32 million during the first nine months of 2015.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $758 million.

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

Our accrual for legal matters that are probable and estimable was $1.952 billion as of September 30, 2016 and $1.936 billion as of December 31, 2015, and includes certain estimated costs of settlement, damages and defense. We recorded $632 million of litigation-related charges during the first nine months of 2016 and $649 million of litigation-related charges during the first nine months of 2015. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On October 30, 2015, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation and Edwards Lifesciences Services GmbH in Düsseldorf District Court in Germany for patent infringement. We allege that Edwards’ SAPIEN 3 heart valve infringes our patent related to adaptive sealing technology. On February 25, 2016, we extended the action to allege infringement of a second patent related to adaptive sealing technology. The trial has been set for February 7, 2017.

On November 9, 2015, Edwards Lifesciences, LLC filed an invalidity claim against one of our subsidiaries, Sadra Medical, Inc., in the High Court of Justice, Chancery Division Patents Court in the United Kingdom, alleging that a European patent owned by Sadra relating to a repositionable heart valve is invalid. On January 15, 2016, we filed our defense and counterclaim for a declaration that our European patent is valid and infringed by Edwards. On February 25, 2016, we amended our counterclaim to allege infringement of a second patent related to adaptive sealing technology. The trial has been set to begin on January 16, 2017.

On November 23, 2015, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser) owned by Edwards is infringed by our Lotus™ transcatheter heart valve system. The trial has been set for February 7, 2017.

On November 23, 2015, Edwards Lifesciences Corporation filed a patent infringement action against us and Boston Scientific Medizintechnik GmbH in the District Court of Düsseldorf, Germany alleging an European patent (Bourang) owned by Edwards is infringed by our Lotus™ transcatheter heart valve system. The trial has been set for February 17, 2017.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN 3 valve infringes a patent related to adaptive sealing technology. On June 9, 2016, Edwards filed a counterclaim alleging that our Lotus™ transcatheter heart valve system infringes three patents owned by Edwards. On October 12, 2016, Edwards filed a petition for inter partes review of our patent with the U.S. Patent and Trademark Office, Patent Trial and Appeal Board. The trial has been set to begin on July 30, 2018.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the Central District of California for patent infringement. We allege that Edwards’ aortic valve delivery systems infringe eight of our catheter related patents. On October 13, 2016, Edwards filed a petition for inter partes review of one asserted patent with the U.S. Patent & Trademark Office, Patent Trial and Appeal Board. The trial has been set to begin on May 29, 2018.

On April 26, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser) owned by Edwards is infringed by our Lotus™ transcatheter heart valve system. The trial has been set for February 7, 2017.

On October 27, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific, LTD, in the Federal Court of Canada alleging that three Canadian patents (Spenser) owned by Edwards are infringed by our Lotus™ transcatheter heart valve system.

On October 28, 2016, the Regents of the University of California filed a patent infringement action against us in the United States District Court for the Northern District of California alleging that two U.S. patents (Lesh) owned by the Regents of the University of California are infringed by certain of our catheters and other devices used to treat atrial fibrillation.

Product Liability Litigation

As of October 31, 2016, over 40,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of four putative class actions, and fewer than 20 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of October 31, 2016, we have entered into master settlement agreements with certain plaintiffs' counsel to resolve an aggregate of approximately 19,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds.  Of the 19,000 cases and claims, 6,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. In addition, we continue to engage in discussions with various plaintiffs’ counsel regarding potential resolution of pending cases and claims and, as of October 31, 2016, have made substantial progress in discussions with plaintiffs’ counsel representing approximately 3,000 additional cases and claims.

We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as with respect to the actions that have resulted in verdicts against us and the costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. While we continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims and intend to vigorously contest the cases and claims asserted against us that do not settle, the final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Initial trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

On May 5, 2014, we were served with a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the launch of the Cognis and Teligen line of devices in 2008, the performance of those devices from 2007 to 2009, and the operation of the Physician Guided Learning Program. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the U.S. District Court for the District of Minnesota. At the same time, we learned that the U.S. Government and the State of California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016. On October 7, 2016, the plaintiff/relator served an Amended Complaint that dropped the allegations relating to the Physician Guided Learning Program.

Other Proceedings

On September 28, 2011, we served a complaint against Mirowski Family Ventures LLC in the U.S. District Court for the Southern District of Indiana for a declaratory judgment that we have paid all royalties owed and did not breach any contractual or fiduciary obligations arising out of a license agreement. Mirowski answered and filed counterclaims requesting damages. On May 13, 2013, Mirowski Family Ventures served us with a complaint alleging breach of contract in Montgomery County Circuit Court, Maryland, and they amended this complaint on August 1, 2013. On July 29, 2013, the Indiana case was dismissed. On September 10, 2013, we removed the case to the United States District Court for the District of Maryland. On June 5, 2014, the District Court granted Mirowski’s motion to remand the case to the Montgomery County Circuit Court. On September 24, 2014, following a jury verdict against us, the Montgomery County Circuit Court entered a judgment that we breached our license agreement with Mirowski and awarded damages of $308 million. On October 28, 2014, the Montgomery County Circuit Court denied our post-trial motions seeking to overturn the judgment. On November 19, 2014, we filed an appeal with the Maryland Court of Special Appeals. On January 29, 2016, the Maryland Court of Special Appeals affirmed the decision of the Montgomery County Circuit Court. On February 2, 2016, we filed a motion for reconsideration, which was denied. On July 12, 2016, the Maryland Court of Appeals denied our petition for certiorari. We plan to seek United States Supreme Court review. On July 26, 2016, we paid $366 million in satisfaction of the judgment and interest, subject to a right of rescission should the judgment be reversed. On October 7, 2016 we filed a Petition for Writ of Certiorari.
Refer to Note H – Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2015

On September 22, 2014, The Board of Trustees for the University of Alabama filed a complaint in the United States District Court for the Northern District of Alabama alleging that the sale of our cardiac resynchronization therapy devices infringe a patent owned by the University of Alabama. On August 21, 2015, the court ordered a stay pending our requests for inter partes review of all claims related to the patent before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office (USPTO). Our requests were rejected on September 24, 2015 and October 19, 2015. On March 7, 2016, the USPTO granted our reconsideration motion and initiated an inter partes review and, on March 29, 2016, the District Court stayed the case pending a decision in the inter partes review. On October 6, 2016 the parties reached a settlement agreement.

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

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2016	2015		2016	2015
Weighted average shares outstanding - basic	1,360.6	1,344.0		1,356.1	1,339.7
Net effect of common stock equivalents	19.1	—	*	18.8	—	*
Weighted average shares outstanding - assuming dilution	1,379.7	1,344.0		1,374.9	1,339.7

*We generated net losses in the third quarter and first nine months of 2015. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 20.2 million for the third quarter of 2015 and 21.5 million for the first nine months of 2015 due to our net loss positions.

Weighted average shares outstanding, assuming dilution, excludes the impact of two million stock options for the third quarter and first nine months of 2015, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period. This impact was immaterial for the third quarter and first nine months of 2016.

We issued approximately three million shares of our common stock in the third quarter of 2016, three million shares of our common stock in the third quarter of 2015, 15 million shares of our common stock in the first nine months of 2016 and 17 million shares of our common stock in the first nine months of 2015, following the exercise of underlying stock options, vesting of deferred stock units, or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first nine months of 2016 or 2015.

NOTE K – SEGMENT REPORTING

In 2016 and 2015, we identified six operating segments including Interventional Cardiology, Peripheral Interventions, Rhythm Management, Endoscopy, Urology and Pelvic Health, and Neuromodulation. Our reportable segments represent an aggregate of operating segments based on the criteria prescribed in FASB ASC Topic 280, Segment Reporting. We have three reportable segments comprised of Cardiovascular, Rhythm Management, and MedSurg. Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency. Sales generated from reportable segments, as well as operating results of reportable segments, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. As needed, we restate segment information for the prior period based on our internally-derived standard currency exchange rates used for the current period in order to remove the impact of foreign currency exchange fluctuation. We exclude from segment operating income certain corporate-related expenses and certain charges or credits that our chief operating decision maker considers to be non-recurring and/or non-operational, such as amounts related to intangible asset impairment charges; acquisition-, litigation-, restructuring- and restructuring-related net charges and credits; debt extinguishment charges; pension termination charges; and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015

Net sales
Interventional Cardiology	$620	$551	$1,870	$1,659
Peripheral Interventions	273	246	815	723
Cardiovascular	893	797	2,685	2,382

Cardiac Rhythm Management	498	483	1,481	1,456
Electrophysiology	64	61	192	182
Rhythm Management	562	544	1,673	1,638

Endoscopy	393	362	1,148	1,042
Urology and Pelvic Health	260	207	773	479
Neuromodulation	143	128	407	369
MedSurg	796	697	2,328	1,890
Net sales allocated to reportable segments	2,251	2,038	6,686	5,910
Impact of foreign currency fluctuations	(146)	(150)	(491)	(411)
	$2,105	$1,888	$6,195	$5,499

Income (loss) before income taxes
Cardiovascular	$292	$249	$885	$732
Rhythm Management	113	97	300	252
MedSurg	262	235	763	590
Operating income allocated to reportable segments	667	581	1,948	1,574
Corporate expenses and currency exchange	(156)	(145)	(446)	(334)
Intangible asset impairment charges; acquisition-related net charges and credits; restructuring- and restructuring-related net charges; litigation-related net charges and credits; and pension termination charges	(27)	(604)	(787)	(935)
Amortization expense	(136)	(131)	(408)	(361)
Operating income (loss)	348	(299)	307	(56)
Other expense, net	(91)	(68)	(219)	(256)
Income (loss) before income taxes	$257	$(367)	$88	$(312)

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and nine months ended September 30, 2016 and September 30, 2015. Amounts in the chart below are presented net of tax.

Three Months Ended September 30, 2016
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of June 30, 2016	$(59)	$(1)	$(10)	$(70)
Other comprehensive income (loss) before reclassifications	2	(14)	(1)	(13)
Amounts reclassified from accumulated other comprehensive income	—	(17)	1	(16)
Net current-period other comprehensive income	2	(31)	—	(29)
Balance as of September 30, 2016	$(57)	$(32)	$(10)	$(99)

Three Months Ended September 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of June 30, 2015	$(68)	$204	$(32)	$104
Other comprehensive income (loss) before reclassifications	(12)	8	(2)	(6)
Amounts reclassified from accumulated other comprehensive income	—	(35)	18	(17)
Net current-period other comprehensive income	(12)	(27)	16	(23)
Balance as of September 30, 2015	$(80)	$177	$(16)	$81

Nine Months Ended September 30, 2016
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2015	$(54)	$152	$(10)	$88
Other comprehensive income (loss) before reclassifications	(3)	(115)	(4)	(122)
Amounts reclassified from accumulated other comprehensive income	—	(69)	4	(65)
Net current-period other comprehensive income	(3)	(184)	—	(187)
Balance as of September 30, 2016	$(57)	$(32)	$(10)	$(99)

Nine Months Ended September 30, 2015
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2014	$(38)	$219	$(37)	$144
Other comprehensive income (loss) before reclassifications	(42)	59	(7)	10
Amounts reclassified from accumulated other comprehensive income	—	(101)	28	(73)
Net current-period other comprehensive income	(42)	(42)	21	(63)
Balance as of September 30, 2015	$(80)	$177	$(16)	$81

The income tax impact of the amounts in other comprehensive income for unrealized gains and losses on derivative financial instruments before reclassifications was a benefit of $8 million in the third quarter of 2016, an expense of $5 million in the third quarter of 2015, a benefit of $65 million in the first nine months of 2016 and an expense of $33 million in the first nine months of 2015. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $10 million in the third quarter of 2016, $19 million in the third quarter of 2015, $38 million in the first nine months of 2016 and $57 million in the first nine months of 2015. Refer to Note D – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassification was an immaterial benefit in both the third quarter of 2016 and the third quarter of 2015, and for both the first nine months of 2016 and 2015.
The losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in the third quarter and first nine months of 2016. The losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by income tax impacts of $10 million in the third quarter of 2015 and by $15 million in the first nine months of 2015.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements.

Standards Implemented

ASC Update No. 2015-05

In April 2015, the FASB issued ASC Update No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Update No. 2015-05 provides accounting guidance on how customers should treat cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Update No. 2015-05 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those reporting periods. We elected to adopt the amendments prospectively to all arrangements entered into or materially modified after the effective date. The adoption of Update No. 2015-05 did not have a material impact on our financial position or results of operations.

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

ASC Update No. 2015-16

In September 2015, the FASB issued ASC Update No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement - Period Adjustments. Update No. 2015-16 eliminates the requirement to restate prior period financial statements for measurement period adjustments following a business combination. Update No. 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. Update No. 2015-16 is effective for fiscal years beginning after December 15, 2015. The adoption of Update No. 2015-16 did not impact our financial position or results of operations.

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

ASC Update No. 2016-07

In March 2016, the FASB issued ASC Update No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). When a previously held investment qualifies for equity method accounting due to an increase in ownership interest or influence, Update No. 2016-07 eliminates the requirement for investors to adjust results retroactively as if the equity method had been in effect during prior periods the investment was held. Instead, it requires investors to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. We elected to early adopt Update No. 2016-07 on a prospective basis. The adoption of Update No. 2016-07 did not impact our financial position or results of operations.

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

In April 2016, the FASB issued ASC Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. Update No. 2016-10 clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. Update No. 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing.

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

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. It is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions is permitted. Update No. 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Update No. 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. The adoption of Update No. 2016-01 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). It is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements. We are in the process of determining the effect that the adoption of this standard will have on our financial position and results of operations.

ASC Update No. 2016-09

In March 2016, the FASB issued ASC Update No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update is effective for annual reporting periods after December 15, 2016, including interim periods within those fiscal periods. Early adoption is permitted. The purpose of the update is to simplify several areas of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Upon adoption, the impact on our financial position and results of operations will be dependent upon various factors including stock price and timing of option exercises which is difficult to estimate. We expect the majority of the impact to occur during the first quarter due to vesting of the Company’s annual grants. Beginning in the first quarter of 2017, we will disclose the effect that the adoption has on our financial position and results of operations.

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

ASC Update No. 2016-15

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments, settlement of zero coupon debt instruments, contingent consideration payments, insurance proceeds, securitization transactions and distributions from equity method investees. The update also addresses classification of transactions that have characteristics of more than one class of cash flows. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-16

In October 2016, the FASB issued ASU Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The update is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The purpose of Update No. 2016-16 is to allow an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to an outside party. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-17

In October 2016, the FASB issued ASU Update No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The purpose of Update No. 2016-17 is to amend the consolidation guidance from ASU Update No. 2015-02 on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendment requires that a single decision maker include those indirect interests held through related parties that are under common control with the single decision maker on a proportionate basis consistent with indirect interests held through other related parties. Update No. 2016-17 is not expected to have a material impact on our financial position or results of operations.

No other new accounting pronouncements, issued or effective, during the period had, or are expected to have, a material impact on our condensed consolidated financial statements.

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
AMS Portfolio Acquisition
On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS male urology portfolio is being integrated with our formerly named Urology and Women's Health business, and the joint businesses have become Urology and Pelvic Health. The integration is expected to be substantially completed by the end of 2016.

Financial Summary

Three Months Ended September 30, 2016

Our net sales for the third quarter of 2016 were $2.105 billion, as compared to net sales of $1.888 billion for the third quarter of 2015, an increase of $217 million, or 11 percent. Our adjusted net sales, which excludes a positive impact of $4 million in the third quarter 2016, due to changes in foreign currency exchange rates, increased $213 million, or 10 percent, as compared to the same period in the prior year.1 This increase included adjusted net sales of approximately $26 million in the third quarter 2016, with no prior year period related net sales, due to the acquisition of the AMS Portfolio Acquisition, which included the men's health and prostate health businesses, from Endo International plc, during the third quarter of 2015. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the third quarter of 2016 was $228 million, or $0.17 per share. Our reported results for the third quarter of 2016 included an intangible asset impairment charge, acquisition-related net credits, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $140 million (after-tax), or $0.10 per share. Adjusted net income, which excludes these items, for the third quarter of 2016 was $368 million, or $0.27 per share.1 Our reported net loss for the third quarter of 2015 was $198 million, or $(0.15) per share. Our reported results for the third quarter of 2015 included intangible asset impairment charges, acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, pension termination charges and amortization expense totaling $524 million (after-tax), or $0.39 per share. Adjusted net income, which excludes these items, for the third quarter of 2015 was $326 million, or $0.24 per share.1

1 Adjusted net sales growth rates, which exclude the impact of changes in foreign currency exchange rates, and adjusted net income and adjusted net income per share, which exclude certain items required by U.S. GAAP, are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended September 30, 2016
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$257	$(29)	$228	$0.17
Non-GAAP adjustments:
Intangible asset impairment charge	7	(1)	6	0.00
Acquisition-related net credits	(1)	(1)	(2)	(0.00)
Restructuring and restructuring-related net charges	17	(4)	13	0.01
Litigation-related net charges	4	(1)	3	0.00
Amortization expense	136	(16)	120	0.09
Adjusted net income	$420	$(52)	$368	$0.27

	Three Months Ended September 30, 2015
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$(367)	$169	$(198)	$(0.15)
Non-GAAP adjustments:
Intangible asset impairment charges	10	(1)	9	0.01	*
Acquisition-related net charges	80	(12)	68	0.05	*
Restructuring and restructuring-related net charges	21	(3)	18	0.01	*
Litigation-related net charges	457	(165)	292	0.22	*
Pension termination charges	36	(13)	23	0.02	*
Amortization expense	131	(17)	114	0.08	*
Adjusted net income	$368	$(42)	$326	$0.24

*Assumes dilution of 20.2 million shares for the three months ended September 30, 2015 for all or a portion of these non-GAAP adjustments.

Cash used for operating activities was $32 million in the third quarter of 2016, as compared to $408 million in the third quarter of 2015. As of September 30, 2016, we had total debt of $5.425 billion, cash and cash equivalents of $237 million and working capital of $165 million. Refer to Liquidity and Capital Resources for further discussion.

Nine Months Ended September 30, 2016

Our net sales for the first nine months of 2016 were $6.195 billion, as compared to net sales of $5.499 billion for the first nine months of 2015, an increase of $696 million, or 13 percent. Our adjusted net sales, which excludes a negative impact of $80 million on our first nine months of 2016 net sales, due to changes in foreign currency exchange rates, increased $776 million, or 13 percent, as compared to the same period in the prior year.1 This increase included adjusted net sales of approximately $226 million in the first nine months of 2016, with no prior year period related net sales, due to the acquisition of the AMS Portfolio Acquisition, as previously described. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first nine months of 2016 was $223 million, or $0.16 per share. Our reported results for the first nine months of 2016 included an intangible asset impairment charge, acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, and amortization expense totaling $896 million (after-tax), or $0.65 per share. Excluding these items, net income for the first nine months of 2016 was $1.119 billion, or $0.81 per share.1 Our reported net loss for the first nine months of 2015 was $97 million, or $(0.07) per share. Our reported results for the first nine months of 2015 included intangible asset impairment charges, acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, debt extinguishment charges, pension termination charges and amortization expense totaling $1.002 billion (after-tax), or $0.74 per share. Excluding these items, net income for the first nine months of 2015 was $905 million, or $0.67 per share.1

1Adjusted net sales growth rates, which exclude the impact of changes in foreign currency exchange rates, and adjusted net income and adjusted net income per share, which exclude certain items required by U.S. GAAP, are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Nine Months Ended September 30, 2016
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$88	$135	$223	$0.16
Non-GAAP adjustments:
Intangible asset impairment charge	7	(1)	6	0.00
Acquisition-related net charges	93	(3)	90	0.07
Restructuring and restructuring-related net charges	55	(13)	42	0.03
Litigation-related net charges	632	(228)	404	0.29
Amortization expense	408	(54)	354	0.26
Adjusted net income	$1,283	$(164)	$1,119	$0.81

	Nine Months Ended September 30, 2015
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(312)	$215	$(97)	$(0.07)
Non-GAAP adjustments:
Intangible asset impairment charges	19	(3)	16	0.01	*
Acquisition-related net charges	169	(17)	152	0.11	*
Restructuring and restructuring-related net charges	58	(10)	48	0.04	*
Litigation-related net charges	649	(235)	414	0.31	*
Debt extinguishment charges	45	(16)	29	0.02	*
Pension termination charges	44	(16)	28	0.02	*
Amortization expense	361	(46)	315	0.23	*
Adjusted net income	$1,033	$(128)	$905	$0.67

*Assumes dilution of 21.5 million shares for the nine months ended September 30, 2015 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $506 million in the first nine months of 2016, as compared to cash provided by operating activities of $271 million in the first nine months of 2015. The increase in cash provided by operating activities for 2016 was primarily due to the decrease in litigation-related payments for the first nine months of 2016 as compared to the same period in 2015.

Quarterly Results and Business Overview

Net Sales

The following table provides our net sales by business and the relative change on an as reported and constant currency basis. The constant currency growth rates in the tables below can be recalculated from our net sales presented in Note K – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. Constant currency growth rates, which exclude the impact of changes in foreign currency exchange rates, are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable U.S. GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended September 30,		As Reported Currency Basis	Less: Impact of Foreign Currency	Constant Currency Basis
(in millions)	2016	2015

Interventional Cardiology	$568	$500	14%	1%	13%
Peripheral Interventions	257	227	12%	1%	11%
Cardiovascular	825	727	13%	1%	12%
Cardiac Rhythm Management	467	451	4%	1%	3%
Electrophysiology	60	57	5%	0%	5%
Rhythm Management	527	508	4%	1%	3%
Endoscopy	367	331	11%	2%	9%
Urology and Pelvic Health	248	198	26%	0%	26%
Neuromodulation	138	124	11%	(1)%	12%
MedSurg	753	653	15%	1%	14%

Net Sales	$2,105	$1,888	11%	1%	10%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

			Change
	Nine Months Ended September 30,		As Reported Currency Basis	Less: Impact of Foreign Currency	Constant Currency Basis
(in millions)	2016	2015

Interventional Cardiology	$1,695	$1,510	12%	(1)%	13%
Peripheral Interventions	757	672	12%	(1)%	13%
Cardiovascular	2,452	2,182	12%	(1)%	13%
Cardiac Rhythm Management	1,378	1,367	1%	(1)%	2%
Electrophysiology	179	172	4%	(1)%	5%
Rhythm Management	1,557	1,539	1%	(1)%	2%
Endoscopy	1,060	962	10%	0%	10%
Urology and Pelvic Health	731	456	60%	(1)%	61%
Neuromodulation	395	360	9%	(2)%	11%
MedSurg	2,186	1,778	23%	0%	23%

Net Sales	$6,195	$5,499	13%	0%	13%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops, manufactures and markets technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions. Product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems. Our structural heart products offerings include a device for transcatheter aortic valve replacement (TAVR) and a device designed to close the left atrial appendage in patients with atrial fibrillation that are at risk for ischemic stroke.

Our drug-eluting stent systems include our SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System and our Promus PREMIER™ Everolimus-Eluting Platinum Chromium Coronary Stent System, both of which are designed to provide physicians with improved drug-eluting stent performance in treating patients with coronary artery disease. SYNERGY™ features an ultra-thin abluminal (outer) bioabsorbable polymer coating, while PREMIER™ features a unique customized platinum chromium alloy stent architecture and an enhanced stent delivery system. We received FDA and Japanese regulatory approval of the SYNERGY™ technology in the fourth quarter of 2015 and launched in the U.S. in the fourth quarter of 2015 and in Japan in the first quarter of 2016.

Our structural heart product offerings include our Lotus™ Valve Systems, devices for TAVR, and our WATCHMAN® device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. The Lotus™ Valve Systems consist of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The original Lotus™ Valve System as well as our next generation Lotus EDGE system are CE-marked in the European Union (EU), and in the U.S. they are investigational devices and not commercially available. In October 2016, we suspended our limited launch and initiated a voluntary removal of field inventory of Lotus EDGE system due to reports that in some cases the device could not be fully locked during the procedure. We are evaluating data from the initial market release to determine a root cause. At the end of 2015, we completed enrollment in our REPRISE III clinical trial and expect FDA approval and to commence launch of the Lotus Valve System in late 2017. The WATCHMAN® Left Atrial Appendage Closure Technology (WATCHMAN®) is the first device studied in a randomized clinical trial to offer an alternative to warfarin, and is marketed in CE-mark countries and other international countries, as well as the U.S. following FDA approval in March 2015. We believe that Watchman® will be the only LAAC technology commercially available in the U.S. for multiple years. In November 2015, we received CE Mark for our next generation device, Watchman FLX™. Shortly after approval, we began a European initial market release of Watchman FLX. The initial market release was suspended near the end of the first quarter of 2016 due to a higher than expected rate of device embolization. Following an extensive data evaluation, we have decided to pursue potential design enhancements prior to returning a next generation device to market.

Our net sales of Interventional Cardiology products of $568 million represented 27 percent of our consolidated net sales for the third quarter of 2016. Our Interventional Cardiology net sales increased $68 million, or 14 percent, in the third quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $1 million in the third quarter of 2016, due to changes in foreign currency exchange rates, increased $69 million, or 13 percent, as compared to the same period in the prior year. This year-over-year increase was primarily related to sales of our drug-eluting stents, led by our ongoing global launch of the SYNERGY™ stent, our WATCHMAN® device following the U.S. commercial launch during the first quarter of 2015, and our Lotus™ Valve System in the EU, along with operational growth in our PCI Guidance System product offerings.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease, along with products to treat, diagnose and ease various forms of cancer.

Our net sales of PI products of $257 million represented 12 percent of our consolidated net sales for the third quarter of 2016. Our PI net sales increased $30 million, or 12 percent, in the third quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a positive impact of $3 million in the third quarter of 2016, due to changes in foreign currency exchange rates, increased $27 million, or 11 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by revenues from our Atherectomy and Thrombectomy systems, as well as growth in our core PI franchises, particularly our stent franchise following FDA approval and launch of our Innova™ Vascular self-expanding stent system in the U.S. and Japan, our interventional oncology franchise and our drug-eluting product franchise.

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

Our net sales of CRM products of $467 million represented 22 percent of our consolidated net sales for the third quarter of 2016. Our net sales of CRM products increased $16 million, or four percent, in the third quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a positive impact of $1 million in the third quarter of 2016, due to changes in foreign currency exchange rates, increased $15 million, or three percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by strong global pacemaker growth including the launch of our ACCOLADE™ family of magnetic resonance imaging (MRI) safe pacemakers and the Ingevity™ MRI pacing lead in the U.S., global growth from our quadripolar cardiac resynchronization therapy pacemakers (CRT-P), strong Japan CRM sales with S-ICD, consistent European Sales growth, and benefits from our sales collaboration agreement with Preventice Solutions, Inc., (Preventice). In the U.S., the third quarter of 2016 represented a full quarter of U.S. low voltage MRI commercialization, the second quarter of commercialization for our Acuity X4 quadripolar LV pacing lead in both the cardiac resynchronization therapy defibrillator (CRT-D) and CRT-P franchises, and represented early global commercialization of our EMBLEM™ MRI S-ICD system. These launches more than offset lower volumes of replacement procedures for our defibrillators due to their extended longevity and pressure from high voltage MRI technologies primarily in the U.S. On April 30, 2015, we acquired a 27 percent ownership interest in Preventice, which includes 18.5 percent of Preventice's common stock. Preventice is a privately-held company headquartered in Minneapolis, MN, and a leading developer of mobile health solutions and services. In addition to the equity agreement, we entered into a commercial agreement with Preventice, under which we became Preventice’s exclusive, worldwide sales and marketing representative. In October 2016, management notified Preventice of our intent to terminate the commercial agreement and will transition the sales force back to Preventice within the next twelve months under the terms of the agreement.

The following are the components of our CRM net sales:

	Three Months Ended September 30,
(in millions)	2016	2015
Defibrillator systems	$311	$326
Pacemaker systems	156	125
CRM products	$467	$451

We market several lines of ICD’s, including our line of MINIs, the world’s smallest, thinnest ICD, and our line of ELs (extended longevity), the world’s longest lasting ICD due to our proprietary EnduraLife™ battery technology. In addition, we offer our EMBLEM™ S-ICD system, which affords physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature. Our EMBLEM™ S-ICD system offers greater longevity, LATITUDE® Patient Management remote monitoring technology and smaller size as compared to the prior generation. In April 2016, we received CE Mark approval and in August 2016 we received FDA approval for the new EMBLEM™ MRI S-ICD System, as well as magnetic resonance conditional labeling for all previously implanted EMBLEM S-ICD Systems. The commercialization and roll out of this technology will continue into the fourth quarter of 2016. We also offer several lines of CRT-D systems, including our X4 line of quadripolar systems and Acuity X4 quadripolar LV leads, and the ACUITY™ PRO lead delivery system. We initiated the full launch of our X4 quadripolar CRT-D systems in Japan and Australia in the first quarter of 2015 and in February of 2016 we received FDA approval for the Acuity™ X4 Quadripolar lead.

We market our ACCOLADE™ family of pacemaker systems in the U.S., Europe, and Japan. We received FDA approval of our ACCOLADE™ MRI-compatible pacemaker in April 2016. Our cardiac resynchronization therapy pacemaker product offerings include our newest generation VISIONIST™ and VALITUDE X4 quadripolar CRT-P devices, which are built on the same platform as our high voltage cardiac resynchronization therapy defibrillator, are enabled for remote patient monitoring, and include features that promote ease of use.

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

Our net sales of Electrophysiology products of $60 million represented three percent of our consolidated net sales for the third quarter of 2016. Our Electrophysiology net sales increased $3 million, or five percent, in the third quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which exclude an immaterial negative impact in the third quarter of 2016, due to changes in foreign currency exchange rates, increased $3 million, or five percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by increased sales of our Rhythmia™ Mapping System and related products. In the first quarter of 2016, we initiated a full European launch of our Blazer IntellaNav™ OI catheter which is used with our Rhythmia™ Mapping System and, in July of 2016, we received FDA approval for this same catheter. In the second quarter of 2016, we received FDA approval for IntellaNav™ XP and the IntellaNav MiFi™ XP navigation-enabled ablation catheters that are used with the Rhythmia™ Mapping System. The second quarter of 2016 also marked the start of commercializing for our next generation IntellaTip™ MiFi OI catheter in select international markets. Finally, we received FDA approval for our Blazer™ Open Irrigated System with Atrial Flutter indication and began full U.S. commercialization in the second quarter of 2016. Our global roll-out for these technologies continued in the third quarter of 2016 and will continue as we expand our global Rhythmia install base.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary space.

Our net sales of Endoscopy products of $367 million represented 17 percent of our consolidated net sales for the third quarter of 2016. Our Endoscopy net sales increased $36 million, or 11 percent, in the third quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a positive impact of $5 million in the third quarter of 2016, due to changes in foreign currency exchange rates, increased $31 million, or nine percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our biliary device franchise with our SpyGlass™ DS Direct Visualization System and our AXIOS Stent and Electrocautery-Enhanced Delivery System for endoscopic ultrasound-guided transmural drainage of pancreatic pseudocysts; our metal stent franchise driven by our Biliary WallFlex® product family; and our hemostasis franchise, featuring our Resolution™ and Resolution 360™ Clips.

On November 1, 2016, we acquired LumenR™ Tissue Retractor System from LumenR LLC, a privately held Newark, California based company. The LumenR Tissue Retractor System is currently in development for use during endoscopic resection of lesions in the colon, esophagus or stomach. We plan to begin the process of integrating the LumenR Tissue Retractor System into our Endoscopy business during the fourth quarter of 2016.

On September 27, 2016, we entered into a definitive agreement to acquire EndoChoice Holdings, Inc. (EndoChoice) for approximately $210 million. The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions. EndoChoice develops and commercializes innovative products and services for specialists treating a wide range of gastrointestinal conditions. Upon completion of the transaction, EndoChoice will be integrated into our Endoscopy business.

On April 2, 2015, we acquired Xlumena, Inc. (Xlumena), a medical device company that developed minimally invasive devices for Endoscopic Ultrasound (EUS) guided transluminal drainage of targeted areas within the gastrointestinal tract.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions. Our net sales of Urology and Pelvic Health products of $248 million represented 12 percent of our consolidated net sales for the third quarter of 2016. Urology and Pelvic Health net sales increased $50 million, or 26 percent, in the third quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $3 million in the third quarter of 2016, due to changes in foreign currency exchange rates, increased $53 million, or 26 percent, as compared to the same period in the prior year. This year-over-year increase was primarily attributable to revenue of approximately $26 million with no prior year period related net sales, due to the acquisition of the AMS Portfolio Acquisition in August 2015, along with growth across all of our other global franchises, including our Pelvic Floor franchise as a result of market share gains primarily driven by a competitor exiting the market during the first quarter of 2016.

On August 3, 2015, we completed the AMS Portfolio Acquisition, which included the men's health and prostate health businesses, from Endo International plc. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses, and a potential additional $50 million in consideration based on 2016 sales. The AMS Portfolio Acquisition includes the procurement of leading products for the treatment of a variety of urologic conditions, including the minimally invasive GreenLight XPS™ Laser Therapy System for treating benign prostatic hyperplasia, the AMS 700™ Inflatable Penile Prosthesis for treating erectile dysfunction, and the AMS 800™ Urinary Control System for treating male stress urinary incontinence.

Neuromodulation

Our Neuromodulation business offers the Precision™, Precision Spectra™ and Precision Novi™Spinal Cord Stimulator (SCS) Systems, used for the management of chronic pain. The Precision Spectra System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources and is designed to provide improved pain relief to a wide range of patients who suffer from chronic pain. The Precision Novi™ SCS System offers patients and physicians with the smallest 16-contact high capacity primary cell (PC), also referred to as non-rechargeable, device for the treatment of chronic pain. In May 2016, we launched the Precision Montage™ MRI SCS System after receiving FDA approval. The Precision Montage System offers customized relief to patients with chronic pain while also enabling safe access to full-body MRI technology when conditions of use are met. We have CE mark approval for Vercise™ Deep Brain Stimulation (DBS) System in Europe for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions. In September 2015, we gained CE mark approval for the Vercise™ PC DBS System with its Neural Navigator™ programming software and Vercise Cartesia™ Directional Lead. The system allows for programming flexibility, designed to treat a greater range of patients throughout their disease progression. The Cartesia™ Directional Lead uses multi-directional stimulation for greater precision, intended to minimize side effects for patients.  We are currently in a U.S. pivotal trial with our Vercise™ DBS System for the treatment of Parkinson’s disease.

Our net sales of Neuromodulation products of $138 million represented seven percent of our consolidated net sales for the third quarter of 2016. Our Neuromodulation net sales increased $14 million, or 11 percent, in the third quarter of 2016, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $1 million in the third quarter of 2016, due to changes in foreign currency exchange rates, increased $15 million, or 12 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by share gains from our Montage™ System, continued adoption of the Precision Spectra™ SCS System in the U.S. and increased net sales in Europe, driven by our Vercise™ DBS Systems and non-rechargeable Precision Novi™ SCS System.

On July 27, 2016, we acquired Cosman Medical, Inc. (Cosman), a privately held manufacturer of radiofrequency ablation systems, expanding our Neuromodulation portfolio and offering physicians treating patients with chronic pain a wider choice of non-opioid therapeutic options.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our most recent Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors, and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets, and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately 10 percent of our consolidated net sales in the third quarter of 2016 and 10 percent of our consolidated net sales in the third quarter of 2015. In the third quarter of 2016, our Emerging Market net sales grew 10 percent and our adjusted net sales, which excludes the impact of foreign currency exchange rates, grew 19 percent, as compared to the same period in the prior year.

Gross Profit

Our gross profit was $1.511 billion for the third quarter of 2016, $1.349 billion for the third quarter of 2015, $4.390 billion for the first nine months of 2016 and $3.899 billion for the first nine months of 2015. As a percentage of net sales, our gross profit increased to 71.8 percent in the third quarter of 2016, as compared to 71.5 percent in the third quarter of 2015 and remained flat at 70.9 percent in the first nine months of 2016 as compared to the first nine months of 2015. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2015	71.5%	70.9%
Manufacturing cost reductions	2.0	2.0
Sales pricing and mix	0.1	—
Net impact of foreign currency	(1.2)	(0.8)
All other, including other period expense	(0.6)	(1.2)
Gross profit margin - period ended September 30, 2016	71.8%	70.9%

The primary factor contributing to the increase in our gross profit margin during the third quarter of 2016, as compared to the same period in 2015, was the positive impact of cost reductions resulting from our restructuring and other process improvement programs partially offset by the net negative impacts of foreign currency fluctuations and other period expense.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	772	36.7%	729	38.6%	2,268	36.6%	2,095	38.1%
Research and development expenses	232	11.1%	221	11.7%	664	10.7%	632	11.5%
Royalty expense	20	0.9%	17	0.9%	59	1.0%	53	1.0%

Selling, General and Administrative (SG&A) Expenses

In the third quarter of 2016, our SG&A expenses increased $43 million, or six percent, as compared to the third quarter of 2015, and were 190 basis points lower as a percentage of net sales. In the first nine months of 2016, our SG&A expenses increased $173 million, or eight percent, as compared to the first nine months of 2015, and were 150 basis points lower as a percentage of net sales. The decrease in SG&A as a percentage of sales was primarily driven by the benefit of our targeted initiatives focused on reducing SG&A, offset partially by the reinvestment of the Medical Device Excise Tax benefit.

Research and Development (R&D) Expenses

In the third quarter of 2016, our R&D expenses increased $11 million, or five percent, as compared to the third quarter of 2015, and were 60 basis points lower as a percentage of net sales. In the first nine months of 2016, our R&D expenses increased $32 million, or five percent, as compared to the first nine months of 2015, and were 80 basis points lower as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the third quarter of 2016, our royalty expense increased $3 million, or 18 percent, as compared to the third quarter of 2015. In the first nine months of 2016, our royalty expense increased $6 million, or 11 percent, as compared to the first nine months of 2015. Although our royalty expense increased period over period, it remained relatively flat at approximately one percent of net sales in the both third quarters and first nine months of 2016 and 2015.

Amortization Expense

Our amortization expense was $136 million in the third quarter of 2016, as compared to $131 million in the third quarter of 2015, and $408 million in the first nine months of 2016, as compared to $361 million in the first nine months of 2015. This increase was primarily due to amortizable intangible assets acquired as part of the AMS portfolio acquisition on August 3, 2015. Amortization expense is excluded by management for purposes of evaluating operating performance.

Intangible Asset Impairment Charges

We incurred intangible asset impairment charges, including charges for impairments of in-process research and development, of $7 million during the third quarter and first nine months of 2016, $10 million during the third quarter 2015, and $19 million during the first nine months of 2015.

Refer to Note C – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our intangible asset impairment charges. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded a net benefit of $13 million during the third quarter of 2016 and a net expense of $23 million during the first nine months of 2016, related to the change in fair value of our contingent consideration liabilities. We recorded net expenses of $40 million and $86 million during the third quarter and first nine months of 2015, respectively, related to the change in fair value of our contingent consideration liabilities. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

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

We estimate that the 2016 Restructuring Plan will reduce our gross annual expenses by approximately $115 million to $150 million by the end of 2020 as program benefits are realized, and expect a portion of the Program savings to be reinvested in strategic growth initiatives. We estimate the implementation of the 2016 Restructuring Plan will result in total pre-tax charges of approximately $175 million to $225 million, of which approximately $160 million to $210 million is expected to result in cash outlays. We have recorded related costs of $26 million since the inception of the 2016 Restructuring Plan.

We estimate that the 2014 Restructuring Plan will have reduced our gross annual expenses by approximately $200 million by the end of 2016, and we will continue to invest a substantial portion of the savings in growth initiatives. We estimate that the implementation of the 2014 Restructuring Plan will result in total pre-tax charges of approximately $255 million to $270 million, of which approximately $240 million to $255 million is expected to result in cash outlays. We have recorded related costs of $259 million since the inception of the 2014 Restructuring Plan.

We recorded net restructuring charges pursuant to our restructuring plans of $5 million in the third quarter of 2016, $7 million in the third quarter of 2015, $22 million during the first nine months of 2016 and $16 million during the first nine months of 2015. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the third quarter of 2016, $14 million in the third quarter of 2015, $33 million in the first nine months of 2016 and $42 million in the first nine months of 2015. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

We made cash payments of $57 million during the first nine months of 2016 and $66 million during the first nine months of 2015, associated with our restructuring initiatives.

Refer to Note F – Restructuring-Related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related charges and credits

We recorded litigation-related net charges of $4 million in the third quarter of 2016 and $632 million in the first nine months of 2016. We recorded litigation-related net charges of $457 million in the third quarter of 2015 and $649 million in the first nine months of 2015. Litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Pension termination charges

We recorded pension termination charges of $8 million during the first quarter of 2015 and an additional $36 million during the third quarter of 2015 for a total of $44 million of pension termination charges in the year ended December 31, 2015. These charges were associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. No pension termination charges were recorded during the first nine months of 2016, and we do not expect to incur any additional charges in the future related to the termination of the Guidant Retirement Plan. The pension termination charges are excluded by management for purposes of evaluating operating performance.

Interest Expense

Our interest expense was $58 million in the third quarter of 2016 and the third quarter of 2015, with an average borrowing rate of 3.9 percent for both periods. Our interest expense was $175 million during the first nine months of 2016 with an average borrowing rate of 3.9 percent, as compared to $225 million for the first nine months of 2015 with an average borrowing rate of 5.7 percent. Interest expense for the first nine months of 2015 includes a pre-tax charge of approximately $45 million associated with debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.000 billion of debt during the second quarter of 2015. Debt extinguishment charges are excluded by management for purposes of evaluating operating performance. Refer to Liquidity and Capital Resources and Note D – Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

Our other, net reflected expense of $33 million and $10 million in the third quarter of 2016 and 2015, respectively. During the first nine months of 2016 and 2015, our other, net reflected expense of $44 million and $31 million, respectively. The following are the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2016	2015	2016	2015
Interest income	$—	$1	$5	$2
Foreign currency losses	(6)	(4)	(10)	(18)
Net gains (losses) on investments	(25)	(5)	(35)	(6)
Other income (expense), net	(2)	(2)	(4)	(9)
	$(33)	$(10)	$(44)	$(31)

During the third quarter of 2016, we recognized net losses of $21 million due to investment impairments of certain of our strategic investments. During the first nine months of 2016, we recognized net losses of $24 million due to investment impairments of certain of our strategic investments. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our strategic investments.

Tax Rate

Our effective tax rates from continuing operations for the three months ended September 30, 2016 and September 30, 2015, were 11.2% and 45.9%, respectively. For the first nine months of 2016 and 2015 our effective tax rates from continuing operations were (152.4)% and 68.9%, respectively. The change in our reported tax rate for the third quarter and first nine months of 2016, as compared to the same periods in 2015, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangibles asset impairment charges, acquisition-related items, contingent consideration, litigation-related items, restructuring-related items, pension termination charges and debt extinguishment charges, as well as the impact of certain discrete tax items.

We are contesting significant proposed adjustments from the Internal Revenue Service (IRS) related to its audit of our transfer pricing methodologies for the 2001 through 2007 tax years. The IRS also proposed similar adjustments for the 2008 through 2010 tax years. We disagree with the methodologies being applied by the IRS and we were scheduled to go to trial in the U.S. Tax Court in late July 2016. On July 19, 2016, we entered a Stipulation of Settled Issues intended to resolve all of the transfer pricing issues, as well as the issues related to our transaction with Abbott. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009, and 2010 tax years, and if applicable, review by the United States Congress Joint Committee on Taxation. If finalized, we expect to make payments related to the resolution during the second half of 2017 and into the first half of 2018. We believe that our income tax reserves associated with these matters are adequate as of September 30, 2016 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended September 30, 2016, there were no material changes to the application of critical accounting policies and estimates as described in our most recent Annual Report on Form 10-K.

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. In 2016 and 2015, we identified six operating segments including Interventional Cardiology, Peripheral Interventions, Rhythm Management, Endoscopy, Urology and Pelvic Health and Neuromodulation. For purposes of identifying our reporting units, we then assessed whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We identified Rhythm Management as having two components: Cardiac Rhythm Management and Electrophysiology.

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

In the second quarter of 2016, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value.Because our global Electrophysiology reporting unit was identified as being at higher risk of potential goodwill impairment during our 2015 annual test, it was tested for impairment on a stand-alone basis in the second quarter of 2016, immediately prior to aggregating it with our global Cardiac Rhythm Management reporting unit. The fair value of the stand-alone global Electrophysiology reporting unit exceeded the carrying value by approximately 36 percent. In comparison, the global Electrophysiology reporting unit had excess fair value of approximately 28 percent as of our 2015 annual test. As of the date of our 2016 annual goodwill impairment test, the aggregated global Electrophysiology and Cardiac Rhythm Management reporting unit (Rhythm Management) had excess fair value over carrying value of approximately 70 percent and held $292 million of allocated goodwill. As such, it was not deemed at higher risk of future impairment. Changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses could result in future impairments of goodwill within our reporting units.

Refer to Note C – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our annual goodwill impairment test performed in the second quarter of 2016.

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

As of September 30, 2016, we had $237 million of cash and cash equivalents on hand, comprised of $27 million invested in money market and government funds, $19 million invested in short-term time deposits, and $191 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.000 billion revolving credit facility and our $300 million credit and security facility secured by our U.S. trade receivables, both described below.

The following provides a summary and description of our net cash inflows (outflows) for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(in millions)	2016	2015
Cash provided by (used for) operating activities	$506	$271
Cash provided by (used for) investing activities	(355)	(2,016)
Cash provided by (used for) financing activities	(234)	1,513

Operating Activities

During the first nine months of 2016, cash provided by operating activities was $506 million, as compared to cash provided by operating activities of $271 million during the first nine months of 2015, an increase of $235 million. This increase was primarily driven by a payment of $600 million made to Johnson & Johnson in the first nine months of 2015 offset by a $366 million payment made in the third quarter of 2016 to the Mirowski Family Venture LLC (Mirowski). The Johnson & Johnson settlement payment was as a result of the settlement agreement signed on February 13, 2015 to settle the breach of merger agreement lawsuit brought by Johnson & Johnson against Guidant, stemming from our acquisition of Guidant in 2006. As a result of the settlement agreement, Johnson & Johnson dismissed permanently its action without acknowledgment of liability by Guidant. In exchange, we paid $600 million to Johnson & Johnson during the first nine months of 2015 that did not recur in 2016. The payment of judgment and interest to Mirowski followed a jury verdict that we breached our license agreement with Mirowski. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding the Mirowski litigiation.

Investing Activities

During the first nine months of 2016, cash used for investing activities primarily included purchases of property, plant and equipment of $209 million, purchases of privately-held equity securities of $90 million, and payment of $70 million for the acquisition of Cosman, net of cash acquired, partially offset by proceeds from the sale of one of two buildings located in Quincy, Massachusetts for $29 million. During the first nine months of 2015, cash used for investing activities primarily included payments of $1.642 billion for the AMS portfolio acquisition and the acquisition of Xlumena, both net of cash acquired. Cash used for investing also included purchases of privately-held equity securities of $209 million and purchases of property, plant and equipment of $162 million.

Financing Activities

Our cash flows from financing activities in the first nine months of 2016 and first nine months of 2015 reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, and cash used to net share settle and stock issuances related to our equity incentive programs.

Debt

We had total debt of $5.425 billion as of September 30, 2016 and $5.677 billion as of December 31, 2015. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2016 is as follows:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Senior Notes	$—	$250	$600	$—	$1,450	$2,350	$4,650
Term Loans	—	—	225	150	375	—	750
	$—	$250	$825	$150	$1,825	$2,350	$5,400

Note:	The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.

Revolving Credit Facility

On April 10, 2015, we entered into a new $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.900 percent and 1.500 percent, based on our corporate credit ratings and consolidated leverage ratio (1.300 percent as of September 30, 2016). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.200 percent per year as of September 30, 2016). The 2015 Facility contains covenants which, among other things, required that we maintained a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the AMS Portfolio Acquisition on August 3, 2015, and decreasing to 4.25 times, 4.0 times, and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends, respectively, and then to 3.50 times for each fiscal quarter-end thereafter. There were no amounts borrowed under our current and prior revolving credit facilities as of September 30, 2016 or December 31, 2015.

	Covenant Requirement as of September 30, 2016	Actual as of September 30, 2016
Maximum leverage ratio (1)	4.25 times	2.5 times
Minimum interest coverage ratio (2)	3.0 times	9.3 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2016, we had $506 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments not exceed $2.000 billion in the aggregate. As of September 30, 2016, we had $1.011 billion of the combined legal and debt exclusion remaining.

As of and through September 30, 2016, we were in compliance with the required covenants.

Term Loans

As of September 30, 2016, we had an aggregate of $750 million outstanding under our unsecured term loan facilities and $1.000 billion outstanding as of December 31, 2015. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $150 million outstanding as of September 30, 2016 and $250 million outstanding as of December 31, 2015, along with an unsecured term loan credit facility entered into in April 2015 (2015 Term Loan) which had $600 million outstanding as of September 30, 2016 and $750 million outstanding as of December 31, 2015.

Borrowings under the 2013 Term Loan bear interest at LIBOR plus an interest margin between 1.00 percent and 1.75 percent (currently 1.50 percent) based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2013 Term Loan facility in the fourth quarter of 2015 and repaid an additional $100 million during the second quarter of 2016. As a result and in accordance with the credit agreement, the outstanding balance of $150 million is the remaining principal amount due at the final maturity date in August 2018. The 2013 Term Loan borrowings are repayable at any time without premium or penalty. Our term loan facility requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with the 2015 Term Loan facility. The maximum leverage ratio requirement is 4.25 times and our actual leverage ratio as of September 30, 2016 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of September 30, 2016 is 9.3 times.

Our 2015 Term Loan for $750 million was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2015 Term Loan during the second quarter of 2016. The remaining 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2018, and the remaining principal amount is due at the final maturity date of August 3, 2020. The 2015 Term Loan agreement requires that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.25 times and our actual leverage ratio as of September 30, 2016 is 2.5 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of September 30, 2016 is 9.3 times.

Senior Notes

We had senior notes outstanding of $4.650 billion as of September 30, 2016 and December 31, 2015. In May 2015, we completed the offering of $1.850 billion in aggregate principal amount of senior notes consisting of $600 million in aggregate principal amount of 2.850% notes due 2020, $500 million in aggregate principal amount of 3.375% notes due 2022 and $750 million in aggregate principal amount of 3.850% notes due 2025. The net proceeds from the offering of the notes, after deducting underwriting discounts and estimated offering expenses, were approximately $1.831 billion. We used a portion of the net proceeds from the senior notes offering to redeem $400 million aggregate principal amount of our 5.500% notes due November 2015 and $600 million aggregate principal amount of our 6.400% notes due June 2016. The remaining senior notes offering proceeds, together with the 2015 Term Loan, were used to fund the AMS Portfolio Acquisition. We recorded a charge of $45 million in interest expense, during the second quarter of 2015, for premiums, accelerated amortization of debt issuance costs, and investor discount costs net of interest rate hedge gains related to the early debt extinguishment.

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

Other Arrangements

We maintain a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility requires that we maintain a maximum leverage covenant consistent with our revolving credit facility. The maximum leverage ratio requirement is 4.25 times and our actual leverage ratio as of September 30, 2016 is 2.5 times. We had no borrowings outstanding under this facility as of September 30, 2016 and December 31, 2015.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $415 million as of September 30, 2016. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $175 million of receivables as of September 30, 2016 at an average interest rate of 1.7 percent, and $151 million as of December 31, 2015 at an average interest rate of 2.4 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.000 billion Japanese yen (approximately $207 million as of September 30, 2016). We de-recognized $170 million of notes receivable and factored receivables as of September 30, 2016 at an average interest rate of 1.6 percent and $132 million of notes receivable as of December 31, 2015 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2016 we had outstanding letters of credit of $39 million, as compared to $44 million as of December 31, 2015, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2016 and December 31, 2015, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2016 or December 31, 2015. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
Equity
During the first nine months of 2016 and 2015, we received $108 million and $97 million, respectively, in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock during the nine months ended September 30, 2016 and September 30, 2015. As of September 30, 2016, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $87 million for the first nine months of 2016 and $79 million for the first nine months of 2015.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. See Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our most recent Annual Report filed on Form 10-K.
Legal Matters
For a discussion of our material legal proceedings see Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note M – New Accounting Pronouncements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Additional Information

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a U.S. GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (earnings) and adjusted net income (earnings) per share that exclude certain amounts, and adjusted net sales and growth rates that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

The U.S. GAAP financial measure most directly comparable to adjusted net income is U.S. GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is U.S. GAAP net income per share. To calculate adjusted net sales excluding the impact of changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The U.S. GAAP financial measure most directly comparable to this non-GAAP financial measure is net sales on a U.S. GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding U.S. GAAP financial measure are included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that presenting adjusted net income and adjusted net income per share that exclude certain amounts, and adjusted net sales that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding U.S. GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

Adjusted net income and adjusted net income per share that exclude certain amounts, and adjusted net sales that exclude the impact of changes in foreign currency exchange rates, are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable U.S. GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the nine months ended September 30, 2016 and 2015, as well as reasons for excluding each of these individual items:

Adjusted Net Income and Adjusted Net Income per Share

•
Intangible asset impairment charges - This amount represents write-downs of certain intangible asset balances in the first nine months of 2016 and 2015. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our indefinite-lived intangible assets at least annually for impairment. If we determine the carrying value of the amortizable intangible asset is not recoverable or we conclude that it is more likely than not that the indefinite-live asset is impaired, we will write the carrying value down to fair value in the period identified. We exclude the impact of impairment charges from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management has excluded intangible asset impairment charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Acquisition-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) purchased and/or funded in-process research and development expenses incurred outside of a business combination; and (d) due diligence, other fees, inventory step up amortization, and integration and exit costs. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees, inventory step-up amortization, and integration and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions that can be highly variable and not representative of ongoing operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, and the specific risk factors discussed below and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These factors, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the forward-looking statements. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; litigation and governmental investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We caution each reader of this Quarterly Report on Form 10-Q to consider carefully these factors.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Our Businesses

•	Our ability to increase net sales, expand the market and capture market share;

•
The volatility of the coronary stent market and our ability to increase our drug-eluting stent systems net sales, including our SYNERGY™, Promus PREMIER™ and PROMUS® Element™ stent systems, and capture market share;

•
The ongoing impact on our business of physician alignment to hospitals, governmental investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed;

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

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, including our S-ICD® system, the acquisition and integration of EndoChoice Holdings, Inc., Cosman Medical, Inc., the interventional radiology portfolio of CeloNova Biosciences, the American Medical Systems male urology portfolio and Xlumena, Inc.;

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

•
Risks associated with international operations and investments, including the timing and collectibility of customer payments, political and economic conditions (including the impact of the United Kingdom's exit from the EU, often referred to as "Brexit"), protection of our intellectual property, compliance with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and similar laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws, as well as changes in reimbursement practices and policies;

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.699 billion as of September 30, 2016 and $3.547 billion as of December 31, 2015. We recorded $94 million of other assets and $177 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2016, as compared to $237 million of other assets and $23 million of other liabilities as of December 31, 2015. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $274 million as of September 30, 2016 and $155 million as of December 31, 2015. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $339 million as of September 30, 2016 and by $189 million as of December 31, 2015. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2016. As of September 30, 2016, $4.671 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 86 percent of our total debt.
Refer to Note D – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO), and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the nine month period ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note H – Income Taxes and Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the other information contained elsewhere in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our most recent Annual Report filed on Form 10-K and “Part II, Item 1A. Risk Factors” in our Quarterly Report for the quarter ended June 30, 2016, which could materially affect our business, financial condition or future results.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2016.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer