Form 10-K/A
period 2016-12-31
BOSTON SCIENTIFIC CORP
filed 2017-03-17
CIK 885725

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

EXPLANATORY NOTE

Boston Scientific Corporation (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 23, 2017, solely to amend Exhibit 23, the Consent of Independent Registered Public Accounting Firm. The Company is amending its Form10-K filing due to a typographical error in the consent included in the original filing, which did not conform to the consent provided by the auditors. There are no other changes to the Form 10-K or the consent.

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

Dated: March 17, 2017	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)