Form 10-Q
period 2017-03-31
BOSTON SCIENTIFIC CORP
filed 2017-05-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 28, 2017
Common Stock, $0.01 par value	1,369,401,733

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
in millions, except per share data	2017	2016

Net sales	$2,160	$1,964
Cost of products sold	650	573
Gross profit	1,510	1,391

Operating expenses:
Selling, general and administrative expenses	794	716
Research and development expenses	235	210
Royalty expense	17	19
Amortization expense	143	136
Contingent consideration expense (benefit)	(50)	4
Restructuring charges (credits)	4	3
Litigation-related charges (credits)	3	10
	1,146	1,098
Operating income (loss)	364	293

Other income (expense):
Interest expense	(57)	(59)
Other, net	(2)	(6)
Income (loss) before income taxes	305	228
Income tax expense (benefit)	15	26
Net income (loss)	$290	$202

Net income (loss) per common share — basic	$0.21	$0.15
Net income (loss) per common share — assuming dilution	$0.21	$0.15

Weighted-average shares outstanding
Basic	1,365.4	1,350.4
Assuming dilution	1,390.2	1,369.9

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016
Net income (loss)	$290	$202
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	8	16
Net change in unrealized gains and losses on derivative financial instruments	(55)	(69)
Total other comprehensive income (loss)	(47)	(53)
Total comprehensive income (loss)	$243	$149

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
in millions, except share and per share data	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$156	$196
Trade accounts receivable, net	1,429	1,472
Inventories	971	955
Deferred and prepaid income taxes	65	75
Other current assets	405	541
Total current assets	3,026	3,239
Property, plant and equipment, net	1,652	1,630
Goodwill	6,680	6,678
Other intangible assets, net	5,743	5,883
Other long-term assets	842	666
TOTAL ASSETS	$17,943	$18,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$5	$64
Accounts payable	376	447
Accrued expenses	2,298	2,312
Other current liabilities	811	764
Total current liabilities	3,490	3,587
Long-term debt	5,509	5,420
Deferred income taxes	19	18
Other long-term liabilities	1,872	2,338

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,616,648,758 shares as of March 31, 2017 and 1,609,670,817 shares as of December 31, 2016	16	16
Treasury stock, at cost - 247,566,270 shares as of March 31, 2017 and December 31, 2016	(1,717)	(1,717)
Additional paid-in capital	17,015	17,014
Accumulated deficit	(8,215)	(8,581)
Accumulated other comprehensive income (loss), net of tax	(46)	1
Total stockholders’ equity	7,053	6,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,943	$18,096

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2017	2016

Cash provided by (used for) operating activities	$114	$116

Investing activities:
Purchases of property, plant and equipment	(112)	(60)
Proceeds on disposals of property, plant and equipment	—	30
Payments for investments, acquisitions of certain technologies and issuances of notes receivable	(28)	(18)

Cash provided by (used for) investing activities	(140)	(48)

Financing activities:
Payments on long-term borrowings	(250)	—
Payment of contingent consideration amounts previously established in purchase accounting	(18)	(21)
Proceeds from borrowings on credit facilities	1,016	40
Payments on borrowings from credit facilities	(735)	(40)
Cash used to net share settle employee equity awards	(61)	(57)
Proceeds from issuances of shares of common stock	33	27

Cash provided by (used for) financing activities	(15)	(51)

Effect of foreign exchange rates on cash	1	2

Net increase (decrease) in cash and cash equivalents	(40)	19
Cash and cash equivalents at beginning of period	196	319
Cash and cash equivalents at end of period	$156	$338

Supplemental Information
Stock-based compensation expense	$30	$28

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three months ended March 31, 2017. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note E – Borrowings and Credit Arrangements and Note I – Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

We did not close any material acquisitions during the first quarter of 2017 or 2016.

Symetis SA

On March 29, 2017, we entered into a definitive agreement to acquire Symetis SA (Symetis) for $435 million in cash. Symetis is a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve implantation (TAVI) devices. The transaction is expected to close in the second quarter of 2017, subject to customary closing conditions. Upon completion of the transaction, Symetis will be integrated into our Interventional Cardiology business.

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

We recorded a net benefit related to the changes in fair value of our contingent consideration liabilities of $50 million during the first quarter of 2017 and net expenses of $4 million during the first quarter of 2016. We made contingent consideration payments of $28 million during the first quarter of 2017 and $63 million during the first quarter of 2016.

Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2016	$204
Fair value adjustments	(50)
Contingent payments related to prior period acquisitions	(28)
Balance as of March 31, 2017	$126

As of March 31, 2017, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.283 billion.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of March 31, 2017	Valuation Technique	Unobservable Input	Range
R&D and Commercialization-based Milestones	$45 million	Discounted Cash Flow	Discount Rate	2% - 3%
			Projected Year of Payment	2017 - 2021
Revenue-based Payments	$81 million	Discounted Cash Flow	Discount Rate	11% - 15%
			Projected Year of Payment	2017 - 2026

Increases or decreases in the fair value of our contingent consideration liabilities can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving R&D and commercialization-based and revenue-based milestones. Projected contingent payment amounts related to some of our R&D and commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

Strategic Investments

We did not close any material strategic investments during the first quarter of 2017 and 2016.

We account for certain of our strategic investments as equity method investments, in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures (Topic 323).

The aggregate carrying amount of our strategic investments as of March 31, 2017 and December 31, 2016 were comprised of the following categories:

(in millions)	As of
	March 31, 2017	December 31, 2016
Equity method investments	$266	$265
Cost method investments	34	20
Available-for-sale securities	28	20
Notes receivable	43	42
	$371	$347

These investments are classified as other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. During the three months ended March 31, 2017 and March 31, 2016, the net losses from our strategic investments, presented within the Other, net caption of our condensed consolidated statement of operations were immaterial.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of March 31, 2017 and December 31, 2016 are as follows:

	As of
	March 31, 2017		December 31, 2016
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$9,123	$(4,570)	$9,123	$(4,468)
Patents	516	(372)	529	(374)
Other intangible assets	1,584	(750)	1,583	(722)
	$11,223	$(5,692)	$11,235	$(5,564)
Unamortizable intangible assets
Goodwill	$16,580	$(9,900)	$16,578	$(9,900)
In-process research and development	92	—	92	—
Technology-related	120	—	120	—
	$16,792	$(9,900)	$16,790	$(9,900)

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

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2016	$3,513	$290	$2,875	$6,678
Impact of foreign currency fluctuations	1	—	1	2
Balance as of March 31, 2017	$3,514	$290	$2,876	$6,680

Goodwill Impairment Testing

We test our goodwill balances for impairment during the second quarter of each year, or more frequently if indicators are present or changes in circumstances suggest an impairment may exist. Refer to Note D - Goodwill and Other Intangible Assets contained in Item 8 of our most recent Annual Report filed on Form 10-K for discussion of our most recent goodwill impairment test.

The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2016	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of March 31, 2017	$(1,479)	$(6,960)	$(1,461)	$(9,900)

Intangible Asset Impairment Testing

On a quarterly basis, we monitor for events or other potential indicators of impairment that would warrant an interim impairment test of our intangible assets. We did not record any intangible asset impairment charges during the three months ended March 31, 2017 and March 31, 2016.

NOTE D – FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through a risk management program that includes the use of derivative financial instruments and we operate the program pursuant to documented corporate risk management policies. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to FASB ASC Topic 815, Derivatives and Hedging (Topic 815).
Currency Hedging
We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany transactions and third-party transactions, and net investments in certain subsidiaries. We manage our exposure to changes in foreign currency exchange rates on a consolidated basis to take advantage of offsetting transactions. We use derivative instruments and non-derivative transactions to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by foreign currency exchange rate changes.

Currently or Previously Designated Foreign Currency Hedges

All of our designated currency hedge contracts outstanding as of March 31, 2017 and December 31, 2016 were cash flow hedges under FASB ASC Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.161 billion as of March 31, 2017 and $2.271 billion as of December 31, 2016.

We recognized net gains of $28 million in earnings on our cash flow hedges during the first quarter of 2017, as compared to net gains of $48 million during the first quarter of 2016. All currency cash flow hedges outstanding as of March 31, 2017 mature within 60 months. As of March 31, 2017, $47 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains, net of tax, of $102 million as of December 31, 2016. As of March 31, 2017, $30 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.
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

Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC Topic 815. The currency forward contracts are marked-to-market with changes in fair value recorded to earnings and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under FASB ASC Topic 815 outstanding in the contract amount of $2.048 billion as of March 31, 2017 and $1.830 billion as of December 31, 2016.

Interest Rate Hedging

Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting fixed-rate debt into floating-rate debt or floating-rate debt into fixed-rate debt. We had no interest rate derivative instruments outstanding as of March 31, 2017 and December 31, 2016.
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

We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts designated as fair value hedges and forward starting interest rate derivative contracts designated as cash flow hedges into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with FASB ASC Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $48 million as of March 31, 2017 and $51 million as of December 31, 2016. We had no unamortized losses as of March 31, 2017 compared to an immaterial amount as of December 31, 2016. In addition, we had pre-tax net gains within AOCI related to terminated forward starting interest rate derivative contracts of $9 million as of March 31, 2017 and December 31, 2016. The net gains that we recognized as a reduction of interest expense in earnings related to previously terminated interest rate derivatives were $3 million during the first quarter of 2017 and 2016. As of March 31, 2017, $14 million of net gains may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative contracts.

Counterparty Credit Risk
We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or a related group of counterparties. We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty and by actively monitoring their credit ratings and outstanding fair values on an on-going basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency.
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

Fair Value of Derivative Instruments

The following presents the effect of our derivative instruments designated as cash flow hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the first quarter of 2017 and 2016:

(in millions)	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended March 31, 2017
Currency hedge contracts	$(58)	$28	Cost of products sold
	$(58)	$28
Three Months Ended March 31, 2016
Currency hedge contracts	$59	$48	Cost of products sold
	$59	$48

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was immaterial in all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

(in millions)	Location in Statement of Operations	Three Months Ended
		March 31,
		2017	2016
Net gain (loss) on currency hedge contracts	Other, net	$(17)	$(39)
Net gain (loss) on foreign currency transaction exposures	Other, net	17	34
Net foreign currency gain (loss)	Other, net	$—	$(5)

FASB ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for the assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2017, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by FASB ASC Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of March 31, 2017 and December 31, 2016:

		As of
		March 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2017	2016
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$55	$98
Currency hedge contracts	Other long-term assets	36	65
		91	163
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	17	36
Total Derivative Assets		$108	$199

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$13	$3
Currency hedge contracts	Other long-term liabilities	9	4
		22	7
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	27	19
Total Derivative Liabilities		$49	$26

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

Other Fair Value Measurements

Recurring Fair Value Measurements
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. FASB ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017				December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$2	$—	$—	$2	$42	$—	$—	$42
Available-for-sale securities	28	—	—	28	20	—	—	20
Currency hedge contracts	—	108	—	108	—	199	—	199
	$30	$108	$—	$138	$62	$199	$—	$261
Liabilities
Currency hedge contracts	$—	$49	$—	$49	$—	$26	$—	$26
Accrued contingent consideration	—	—	126	126	—	—	204	204
	$—	$49	$126	$175	$—	$26	$204	$230

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $2 million invested in money market and government funds as of March 31, 2017, we had $154 million in interest bearing and non-interest bearing bank accounts. In addition to $42 million invested in money market and government funds as of December 31, 2016, we had $19 million in short-term deposits and $135 million in interest bearing and non-interest bearing bank accounts.

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

The fair value of our outstanding debt obligations was $5.794 billion as of March 31, 2017 and $5.739 billion as of December 31, 2016, which was determined by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.514 billion as of March 31, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2017 is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Senior Notes	$—	$600	$—	$1,450	$—	$2,350	$4,400
Term Loans	—	225	150	375	—	—	750
Revolving Credit Facility	—	—	—	125	—	—	125
Accounts Receivable Securitization	—	—	216	—	—	—	216
	$—	$825	$366	$1,950	$—	$2,350	$5,491

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes or debt issuance costs.

Revolving Credit Facility

On April 10, 2015, we entered into a $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. Eurodollar and multicurrency loans under the 2015 Facility bear interest at LIBOR plus an interest margin of between 0.9 percent and 1.5 percent, based on our corporate credit ratings and consolidated leverage ratio (1.3 percent as of March 31, 2017). In addition, we are required to pay a facility fee based on our credit ratings, consolidated leverage ratio and the total amount of revolving credit commitment, regardless of usage, under the credit agreement (0.2 percent as of March 31, 2017). The 2015 Facility contains covenants which, among other things, required that we maintained a minimum interest coverage ratio of 3.0 times consolidated EBITDA and a maximum leverage ratio of 4.5 times consolidated EBITDA for the first four fiscal quarter-ends following the closing of the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition) on August 3, 2015 and decreasing to 4.25 times, 4.0 times and 3.75 times consolidated EBITDA for the next three fiscal quarter-ends after such four fiscal quarter-ends and then to 3.50 times for each fiscal quarter-end thereafter. There was $125 million borrowed under our current revolving credit facility as of March 31, 2017 and no borrowings under our revolving credit facility as of December 31, 2016.
Our revolving credit facility agreement in place as of March 31, 2017 requires that we maintain certain financial covenants, as follows:

	Covenant Requirement as of March 31, 2017	Actual as of March 31, 2017
Maximum leverage ratio (1)	3.75 times	2.40 times
Minimum interest coverage ratio (2)	3.0 times	9.9 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the credit agreement, to interest expense for the preceding four consecutive fiscal quarters.

The credit agreement for the 2015 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through the credit agreement maturity, of any non-cash charges and up to $620 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2017, we had $468 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments does not exceed $2.000 billion in the aggregate. As of March 31, 2017, we had $728 million of the combined legal and debt exclusion remaining.

As of and through March 31, 2017, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Term Loans

As of March 31, 2017 and December 31, 2016, we had an aggregate of $750 million outstanding under our unsecured term loan facilities. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $150 million outstanding as of March 31, 2017 and December 31, 2016, along with an unsecured term loan facility entered into in April 2015 (2015 Term Loan) which had $600 million outstanding as of March 31, 2017 and December 31, 2016.

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

On April 10, 2015, we entered into a new $750 million unsecured term loan credit facility (2015 Term Loan) which matures on August 3, 2020. The 2015 Term Loan was funded on August 3, 2015 and was used to partially fund the AMS Portfolio Acquisition, including the payment of fees and expenses. Term loan borrowings under this facility bear interest at LIBOR plus an interest margin of between 1.00 percent and 1.75 percent (currently 1.50 percent), based on our corporate credit ratings and consolidated leverage ratio. We repaid $150 million of our 2015 Term Loan during the second quarter of 2016. The remaining 2015 Term Loan requires quarterly principal payments of $38 million commencing in the third quarter of 2018 and the remaining principal amount is due at the final maturity date of August 3, 2020.

Our 2013 Term Loan agreement and our 2015 Term Loan agreement require that we comply with certain covenants, including financial covenants with respect to maximum leverage and minimum interest coverage, consistent with our revolving credit facility. The maximum leverage ratio requirement is 3.75 times and our actual leverage ratio as of March 31, 2017 is 2.40 times. The minimum interest coverage ratio requirement is 3.0 times and our actual interest coverage ratio as of March 31, 2017 is 9.9 times.

In April 2017, we repaid $350 million of our term loan credit facilities. The payment was applied to the nearest maturities and primarily funded with borrowings under our revolving credit facility.

Senior Notes

We had senior notes outstanding of $4.400 billion as of March 31, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million of our senior notes due in January 2017. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility required that we maintained a maximum leverage covenant consistent with our revolving credit facility. On February 7, 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million. The amendment retained a similar maximum leverage ratio requirement and extended the facility maturity to February 2019. The maximum leverage ratio requirement is 3.75 times and our actual leverage ratio as of March 31, 2017 is 2.40 times. We had borrowings of $216 million outstanding under this facility as of March 31, 2017 and $60 million as of December 31, 2016.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to $406 million as of March 31, 2017. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $156 million of receivables as of March 31, 2017 at an average interest rate of 1.1 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $188 million as of March 31, 2017). We de-recognized $154 million of notes receivable and factored receivables as of March 31, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2017 and December 31, 2016, we had outstanding letters of credit of $44 million, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2017 and December 31, 2016, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of March 31, 2017 or December 31, 2016. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

NOTE F – RESTRUCTURING-RELATED ACTIVITIES

2016 Restructuring Plan

On June 6, 2016, our Board of Directors approved and we committed to, a restructuring initiative (the 2016 Restructuring Plan). The 2016 Restructuring Plan is intended to develop global commercialization, technology and manufacturing capabilities in key growth markets, build on our Plant Network Optimization (PNO) strategy which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and expand operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions and continuing implementation of our ongoing PNO strategy. These activities were initiated in the second quarter of 2016 and are expected to be substantially completed by the end of 2018.

The implementation of the 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million and approximately $160 million to $210 million of these charges are estimated to result in cash outlays. We have recorded related costs of $66 million since the inception of the plan through March 31, 2017 and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2016 Restructuring Plan through the end of 2018 by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$65 million to $80 million
Other (1)	$10 million to $20 million
Restructuring-related expenses:
Other (2)	$100 million to $125 million
$175 million to $225 million

(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2016 Restructuring Plan, including program management, accelerated depreciation and costs to transfer product lines among facilities.

We recorded restructuring charges pursuant to our restructuring plans of $4 million in the first quarter of 2017 and $3 million in the first quarter of 2016. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the first quarter of 2017 and $10 million in the first quarter of 2016.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations:

Three Months Ended March 31, 2017
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$3	$—	$—	$1	$4
Restructuring-related expenses:
Cost of products sold	—	—	12	—	12
Selling, general and administrative expenses	—	2	—	1	3
	—	2	12	1	15
	$3	$2	$12	$2	$19

All charges incurred in the first quarter of 2017 were related to the 2016 Restructuring Plan.

Three Months Ended March 31, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$1	$—	$—	$2	$3
Restructuring-related expenses:
Cost of products sold	—	—	5	—	5
Selling, general and administrative expenses	—	1	—	4	5
	—	1	5	4	10
	$1	$1	$5	$6	$13

All charges incurred in the first quarter of 2016 were related to a previous restructuring plan that was substantially completed in 2015.

Termination benefits represent amounts incurred pursuant to our ongoing benefit arrangements and amounts for “one-time” involuntary termination benefits and have been recorded in accordance with FASB ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits (Topic 712) and FASB ASC Topic 420, Exit or Disposal Cost Obligations (Topic 420). Other restructuring costs, which represent primarily consulting fees and costs related to contract cancellations, are being recorded as incurred in accordance with FASB ASC Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets and program management and production line transfer costs are being recorded as incurred.

As of March 31, 2017, we incurred cumulative restructuring charges related to our 2016 Restructuring Plan of $32 million and restructuring-related charges of $34 million since we committed to the plan. The following presents these costs by major type:

(in millions)	2016 Restructuring Plan
Termination benefits	$27
Other	5
Total restructuring charges	32
Accelerated depreciation	3
Transfer costs	27
Other	4
Restructuring-related expenses	34
$66

We made cash payments of $16 million in the first quarter of 2017 associated with our 2016 Restructuring Plan and as of March 31, 2017, we had made total cash payments of $43 million related to our 2016 Restructuring Plan since committing to the plan. These payments were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan
Three Months Ended March 31, 2017
Termination benefits	$4
Transfer costs	11
Other	1
$16

Program to Date
Termination benefits	$12
Transfer costs	26
Other	5
$43

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2016 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2016 Restructuring Plan
Accrued as of December 31, 2016	$16
Charges (credits)	3
Cash payments	(4)
Accrued as of March 31, 2017	$15

In addition to our accrual for termination benefits, we had a $6 million liability as of March 31, 2017 and December 31, 2016 for other restructuring-related items.

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	March 31, 2017	December 31, 2016
Accounts receivable	$1,548	$1,591
Less: allowance for doubtful accounts	(75)	(73)
Less: allowance for sales returns	(44)	(46)
	$1,429	$1,472

The following is a rollforward of our allowance for doubtful accounts for the first quarter and first three months of 2017 and 2016:

	Three Months Ended March 31,
(in millions)	2017	2016
Beginning balance	$73	$75
Net charges to expenses	3	4
Utilization of allowances	(1)	1
Ending balance	$75	$80

Inventories

	As of
(in millions)	March 31, 2017	December 31, 2016
Finished goods	$624	$625
Work-in-process	66	94
Raw materials	281	236
	$971	$955

Prepaids and other current assets

	As of
(in millions)	March 31, 2017	December 31, 2016
Prepaid expenses	$98	$58
Restricted cash	127	243
Other	180	240
	$405	$541

Property, plant and equipment, net

	As of
(in millions)	March 31, 2017	December 31, 2016
Land	$91	$91
Buildings and improvements	1,010	981
Equipment, furniture and fixtures	3,027	2,955
Capital in progress	318	338
	4,446	4,365
Less: accumulated depreciation	2,794	2,735
	$1,652	$1,630

Depreciation expense was $63 million for the first quarter of 2017 and $64 million for the first quarter of 2016.

Accrued expenses

	As of
(in millions)	March 31, 2017	December 31, 2016
Legal reserves	$1,236	$1,062
Payroll and related liabilities	459	572
Accrued contingent consideration	52	63
Other	551	615
	$2,298	$2,312

Other long-term liabilities

	As of
(in millions)	March 31, 2017	December 31, 2016
Accrued income taxes	$812	$781
Legal reserves	515	961
Accrued contingent consideration	74	141
Other long-term liabilities	471	455
	$1,872	$2,338

Accrued warranties

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first three months of 2017 and 2016 consisted of the following:

	Three Months Ended March 31,
(in millions)	2017	2016
Beginning Balance	$22	$23
Provision	6	4
Settlements/reversals	(3)	(6)
Ending Balance	$25	$21

NOTE H – INCOME TAXES

Our effective tax rates from continuing operations were 4.9% for the three months ended March 31, 2017 and 11.4% for the three months ended March 31, 2016. The change in our reported tax rate for the first quarter of 2017, as compared to the same period in 2016, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related items, contingent consideration, restructuring and restructuring-related items, litigation-related items and amortization expense, as well as the impact of certain discrete tax items. During the first quarter of 2017, we recorded a discrete tax benefit related to share-based payment awards due to application of ASC Update No. 2016-09. Refer to Note M – New Accounting Pronouncements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

As of March 31, 2017, we had $1.106 billion of gross unrecognized tax benefits, of which a net $1.017 billion, if recognized, would affect our effective tax rate. As of December 31, 2016, we had $1.095 billion of gross unrecognized tax benefits, of which a net $1.006 billion, if recognized, would affect our effective tax rate.

We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and for Boston Scientific Corporation for its 2006 and 2007 tax years. The total incremental tax liability asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing associated with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott in April 2006. During 2014, we received a Revenue Agent Report from the IRS reflecting significant proposed audit adjustments to our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that the IRS applied to our 2001 through 2007 tax years.

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment. We have filed petitions with the U.S. Tax Court (Tax Court) contesting the Notices of Deficiency for the 2001 through 2007 tax years in challenge and submitted a letter to the IRS Office of Appeals (IRS Appeals) protesting the Revenue Agent Report for the 2008 through 2010 tax years and requesting an administrative appeal hearing. The issues in dispute were scheduled to be heard in Tax Court in late July 2016. On July 19, 2016, we entered into a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as the issues related to our transaction with Abbott. The Stipulation of Settled Issues is contingent upon IRS Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years and if applicable, review by the U.S. Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with the IRS Appeals as to the resolution of transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments to the IRS of approximately $275 million, plus interest through the date of payment. If finalized, payments related to the resolution are expected in the next six to 12 months. We believe that our income tax reserves associated with these matters are adequate as of March 31, 2017 and we do not expect to recognize any additional charges related to the resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $592 million accrued for gross interest and penalties as of March 31, 2017 and $572 million as of December 31, 2016. We recognized net tax expense related to interest and penalties of $13 million during the first quarter of 2017 and $10 million during the first quarter of 2016.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $757 million.

NOTE I – COMMITMENTS AND CONTINGENCIES

The medical device market in which we primarily participate is largely technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Over the years, there has been litigation initiated against us by others, including our competitors, claiming that our current or former product offerings infringe patents owned or licensed by them. Intellectual property litigation is inherently complex and unpredictable. In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

During recent years, we successfully negotiated closure of several long-standing legal matters and have received favorable rulings in several other matters, however, there continues to be outstanding intellectual property litigation. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and/or liquidity.

In addition, like other companies in the medical device industry, we are subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and governmental investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies and have a material adverse effect on our financial position, results of operations and/or liquidity.

In accordance with FASB ASC Topic 450, Contingencies, we accrue anticipated costs of settlements, damages and losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accrual for legal matters that are probable and estimable was $1.751 billion as of March 31, 2017 and $2.023 billion as of December 31, 2016 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was primarily due to settlement payments authorized during the quarter associated with product liability cases or claims related to transvaginal surgical mesh products. We recorded $3 million of litigation-related charges during the first three months of 2017 and $10 million of litigation-related charges during the first three months of 2016. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

Patent Litigation

On October 30, 2015, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation and Edwards Lifesciences Services GmbH in Düsseldorf District Court in Germany for patent infringement. We allege that Edwards’ SAPIEN™ 3 Heart Valve infringes our patent related to adaptive sealing technology. On February 25, 2016, we extended the action to allege infringement of a second patent related to adaptive sealing technology. The trial began on February 7, 2017. On March 9, 2017, the court found that Edwards infringed both patents. Edwards has filed an appeal.

On November 9, 2015, Edwards Lifesciences, LLC filed an invalidity claim against one of our subsidiaries, Sadra Medical, Inc. (Sadra), in the High Court of Justice, Chancery Division Patents Court in the United Kingdom, alleging that a European patent owned by Sadra relating to a repositionable heart valve is invalid. On January 15, 2016, we filed our defense and counterclaim for a declaration that our European patent is valid and infringed by Edwards. On February 25, 2016, we amended our counterclaim to allege infringement of a second patent related to adaptive sealing technology. A trial was held from January 18 to January 27, 2017. On March 3, 2017, the court found one patent of the Company valid and infringed and some claims of the second patent of the Company invalid and the remaining claims not infringed. Both parties have filed an appeal.

On November 23, 2015, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser '672) owned by Edwards is infringed by our Lotus™ Transcatheter Heart Valve System. The trial began on February 7, 2017. On March 9, 2017, the court found that the Company did not infringe the Spenser '672 patent. Edwards has filed an appeal.

On November 23, 2015, Edwards Lifesciences Corporation filed a patent infringement action against us and Boston Scientific Medizintechnik GmbH in the District Court of Düsseldorf, Germany alleging an European patent (Bourang) owned by Edwards is infringed by our Lotus Transcatheter Heart Valve System. The trial began on February 7, 2017. On March 28, 2017, the European Patent Office revoked the Bourang patent and on April 3, 2017, the court suspended the infringement action pending Edwards' appeal of the revocation of the patent at the European Patent Office.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN 3 Valve infringes a patent related to adaptive sealing technology. On June 9, 2016, Edwards filed a counterclaim alleging that our Lotus Transcatheter Heart Valve System infringes three patents owned by Edwards. On October 12, 2016, Edwards filed a petition for inter partes review of our patent with the United States Patent and Trademark Office (USPTO), Patent Trial and Appeal Board. On March 29, 2017, the USPTO granted the inter partes review request. On April 18, 2017, Edwards filed a second petition for inter partes review of our patent with the USPTO. The trial has been set to begin on July 30, 2018.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the Central District of California for patent infringement. We allege that Edwards’ aortic valve delivery systems infringe eight of our catheter related patents. On October 13, 2016, Edwards filed a petition for inter partes review of one asserted patent with the USPTO, Patent Trial and Appeal Board. On April 21, 2017, the USPTO denied the petition. On April 19 and 20, 2017, Edwards filed multiple inter partes review petitions against the patents in suit. The trial has been set to begin on May 29, 2018.

On April 26, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser '550) owned by Edwards is infringed by our Lotus Transcatheter Heart Valve System. The trial began on February 7, 2017. On March 9, 2017, the court found that the Company infringed the Spenser '550 patent. The Company has filed an appeal.

On March 10, 2017, Imran Niazi filed a patent infringement action against us in the United States District Court for the Western District of Wisconsin alleging that a U.S. patent owned by him is infringed by our Acuity lead delivery catheter.

Product Liability Litigation

As of April 26, 2017, approximately 43,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of one certified and three putative class actions, and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the United States District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of April 26, 2017, we have entered into master settlement agreements in principle or are in final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 37,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 37,000 cases and claims, approximately 12,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

On or about January 12, 2016, Teresa L. Stevens filed a claim against us and three other defendants asserting for herself and on behalf of a putative class of similarly-situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the United States District Court for the Southern District of West Virginia, before the same Court that is hearing the mesh MDL. The complaint, which alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, fraud, misrepresentation, deceptive trade practices and unjust enrichment, seeks both equitable relief and damages under state and federal law. On January 26, 2016, the Court issued an order staying the case and directing the plaintiff to submit information to allow the FDA to issue a determination with respect to her allegations. In addition, we are in contact with the United States Attorney’s Office for the Southern District of West Virginia and are responding voluntarily to their requests in connection with that office’s review of the allegations concerning the use of mesh resin in the complaint. We deny the plaintiff’s allegations and intend to defend ourselves vigorously.

On February 27, 2017, Carolyn Turner filed a complaint against us and five other defendants asserting for herself and on behalf of a putative class of similarly situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the United States District Court for the Middle District of Florida, Orlando Division and alleges violations of the Racketeer Influenced and Corrupt Organizations Act (RICO), negligence, strict liability, breach of an express or implied warranty, intentional and negligent misrepresentation, fraud and unjust enrichment. Ms. Turner served this complaint against the Company on April 7, 2017. We deny the plaintiff’s allegations and intend to defend ourselves vigorously.

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

Governmental Investigations and Qui Tam Matters

On May 5, 2014, we were served with a subpoena from the United States Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the launch of the Cognis™ and Teligen™ line of devices in 2008, the performance of those devices from 2007 to 2009 and the operation of the Physician Guided Learning Program. We are cooperating with this request. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the United States District Court for the District of Minnesota. At the same time, we learned that the U.S. government and the State of California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016. On October 7, 2016, the plaintiff/relator served an amended complaint that dropped the allegations relating to the Physician Guided Learning Program. We filed a motion to dismiss the amended complaint on December 7, 2016, the court heard our motion to dismiss on April 5, 2017 and we are currently awaiting a decision on the motion.

On December 14, 2016, we learned that the Associacao Brasileira de Medicina de Grupo d/b/a ABRAMGE filed a complaint against the Company, Arthrex and Zimmer Biomet Holdings, in the United States District Court for the District of Delaware. This complaint, which ABRAMGE never served against the Company, alleges that the defendants or their agents paid kickbacks to health care providers in order to increase sales and prices and are liable under a variety of common law theories. On February 6, 2017, ABRAMGE filed and served an amended complaint on the Company and the other defendants. The amended complaint does not contain any material changes in the allegations against the Company. We deny these allegations and intend to defend ourselves vigorously.

Matters Concluded Since December 31, 2016

On September 27, 2010, Boston Scientific Scimed, Inc., Boston Scientific Ltd., Endovascular Technologies, Inc. and we filed suit against Taewoong Medical, Co., Ltd., Standard Sci-Tech, Inc., EndoChoice, Inc. and Sewoon Medical Co., Ltd for infringement of three patents on stents for use in the GI system (the Pulnev and Hankh patents) and against Cook Medical Inc. (and related entities) for infringement of the same three patents and an additional patent (the Thompson patent). The suit was filed in the United States District Court for the District of Massachusetts seeking monetary damages and injunctive relief. In December 2010, we amended our complaint to add infringement of six additional Pulnev patents. In January 2011, the defendants filed a counterclaim of invalidity and unenforceability. In September 2011, we amended the complaint to add Chek-Med Systems d/b/a GI Supply as a defendant. On December 22, 2016 the following defendants were dismissed: Taewoong Medical Co., Ltd., GI Supply, Inc., Standard Sci-Tech, Inc., EndoChoice, Inc. and Sewoon Medical Co. The remaining parties reached a settlement and on March 21, 2017, the case was dismissed.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2017	2016
Weighted average shares outstanding - basic	1,365.4	1,350.4
Net effect of common stock equivalents	24.8	19.5
Weighted average shares outstanding - assuming dilution	1,390.2	1,369.9

Weighted average shares outstanding, assuming dilution, excludes the impact of four million stock options for the first quarter of 2017 and one million stock options for the first quarter of 2016, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.

We issued approximately seven million shares of our common stock in the first quarter of 2017 and eight million shares of our common stock in the first quarter of 2016, following the exercise of underlying stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first three months of 2017 or 2016.

NOTE K – SEGMENT REPORTING

We have three reportable segments comprised of Cardiovascular, Rhythm Management and MedSurg, which represent an aggregation of our operating segments.

Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency. Sales generated from reportable segments, as well as operating results of reportable segments and corporate expenses, are based on internally-derived standard currency exchange rates, which may differ from year to year and do not include intersegment profits.
We restated segment information for the prior period based on our internally-derived standard currency exchange rates as of January 1, 2017, used for the current period in order to remove the impact of foreign currency exchange fluctuation. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker considers to be non-operational, such as acquisition-related, restructuring- and restructuring-related, and litigation-related net credits and charges, and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in millions)	2017	2016
		(restated)
Net sales
Interventional Cardiology	$605	$560
Peripheral Interventions	266	248
Cardiovascular	871	808

Cardiac Rhythm Management	471	439
Electrophysiology	65	60
Rhythm Management	536	499

Endoscopy	387	339
Urology and Pelvic Health	265	230
Neuromodulation	142	122
MedSurg	794	691
Net sales allocated to reportable segments	2,201	1,998
Impact of foreign currency fluctuations	(41)	(34)
	$2,160	$1,964

Income (loss) before income taxes
Cardiovascular	$245	$254
Rhythm Management	101	67
MedSurg	238	214
Operating income allocated to reportable segments	584	535
Corporate expenses and currency exchange	(88)	(41)
Acquisition-related, restructuring- and restructuring-related, and litigation-related net credits (charges)	11	(65)
Amortization expense	(143)	(136)
Operating income (loss)	364	293
Other expense, net	(59)	(65)
Income (loss) before income taxes	$305	$228

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three months ended March 31, 2017 and March 31, 2016. Amounts in the chart below are presented net of tax.

Three Months Ended March 31, 2017
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items / Other	Total
Balance as of December 31, 2016	$(79)	$107	$(6)	$(21)	$1
Other comprehensive income (loss) before reclassifications	8	(37)	—	(3)	(32)
Amounts reclassified from accumulated other comprehensive income	—	(18)	—	3	(15)
Net current-period other comprehensive income	8	(55)	—	—	(47)
Balance as of March 31, 2017	$(71)	$52	$(6)	$(21)	$(46)

Three Months Ended March 31, 2016
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items / Other	Total
Balance as of December 31, 2015	$(54)	$152	$(10)	$88
Other comprehensive income (loss) before reclassifications	16	(38)	(2)	(24)
Amounts reclassified from accumulated other comprehensive income	—	(31)	2	(29)
Net current-period other comprehensive income	16	(69)	—	(53)
Balance as of March 31, 2016	$(38)	$83	$(10)	$35

The income tax impact of the amounts in other comprehensive income for unrealized gains and losses on derivative financial instruments before reclassifications was a benefit of $21 million in both the first quarter of 2017 and in the first quarter of 2016. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $10 million in the first quarter of 2017 and $17 million in the first quarter of 2016. Refer to Note D – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassification was an immaterial benefit for the first quarter of 2017 and the first quarter of 2016.
The gains and losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in the first quarter of 2017 and the first quarter of 2016.
The gains and losses on available-for-sale securities were reduced by immaterial income tax impacts in the first quarter of 2017. Refer to Note B – Acquisitions and Strategic Investments and Note D – Fair Value Measurements for further detail on the gains and losses on available-for-sale securities.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements.

Standards Implemented since December 31, 2016

ASC Update No. 2016-09

In March 2016, the FASB issued ASC Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of Update No. 2016-09 is to simplify accounting for share-based payment transactions, such as, the accounting for income taxes, statutory tax withholding requirements, forfeitures and statement of cash flow presentation. Update No. 2016-09 was effective for annual periods after December 15, 2016 and interim periods within those annual periods.

We adopted Update No. 2016-09 prospectively in the first quarter of 2017 and, as such, no prior periods were adjusted. We previously recorded income tax benefits or deficiencies to additional paid-in capital, however, Update No. 2016-09 requires that all tax benefits or deficiencies to be recorded to the provision for income taxes. In the first quarter of 2017, we recorded an income tax benefit of $28 million, which we expect represents the majority of excess tax benefits in 2017 due to the annual vesting of our awards during the first quarter. The actual impact to future periods will depend on the price of our stock, number of stock options exercised and other factors that are difficult to predict. In the first quarter of 2017, a cumulative effect adjustment of $76 million was recorded to retained earnings upon adoption for windfall tax benefits not previously recognized.

ASC Update No. 2016-17

In October 2016, the FASB issued ASC Update No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. Update No. 2016-17 amends the consolidation guidance from ASC Update No. 2015-02 on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendment requires that a single decision maker include those indirect interests held through related parties that are under common control with the single decision maker on a proportionate basis consistent with indirect interests held through other related parties. Update No. 2016-17 is effective for fiscal years beginning after December 15, 2016. We adopted Update No. 2016-17 in the first quarter of 2017. The adoption of Update No. 2016-17 did not have a material impact on our financial position or results of operations.

ASC Update No. 2016-19

In December 2016, the FASB issued ASC Update No. 2016-19, Technical Corrections and Improvements. Update No. 2016-19 clarifies or corrects unintended applications of guidance that affects a wide variety of topics in the ASC. The update is effective immediately for most of the amendments. Update No. 2016-19 contains six amendments, which clarify guidance or correct references in the ASC and is effective for fiscal years beginning after December 15, 2016. We adopted these amendments in the first quarter of 2017. The adoption of Update No. 2016-19 did not have a material impact on our financial position or results of operations.

ASC Update No. 2017-04

In January 2017, the FASB issued ASC Update No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of Update No. 2017-04 is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. We elected to early adopt Update No. 2017-04 on a prospective basis in the first quarter of 2017. The adoption of Update No. 2017-04 did not have a material impact on our financial position or results of operations.

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

In May 2016, the FASB issued ASC Update No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815). Update No. 2016-11 rescinds previous SEC comments that were codified in Topic 605, Topic 932 and Topic 815. Upon adoption of Topic 606, certain SEC comments including guidance on accounting for shipping and handling fees and costs and consideration given by a vendor to a customer should not be relied upon.

In May 2016, the FASB also issued ASC Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. Update No. 2016-12 provides clarity around collectibility, presentation of sales taxes, non-cash consideration, contract modifications at transition and completed contracts at transition. Update No. 2016-12 also includes a technical correction within Topic 606 related to required disclosures if the guidance is applied retrospectively upon adoption.

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

In February 2017, the FASB issued ASC Update No. 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. Update No. 2017-05 is effective at the same time as the amendments in Update 2014-09. Therefore, public business entities, certain not-for-profit entities and certain employee benefit plans should apply the amendments in Update No. 2017-05 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted. An entity is required to apply the amendments in Update No. 2017-05 at the same time that it applies the amendments in Update No. 2014-09.

We expect to adopt Topic 606 and the aforementioned updates, effective January 1, 2018. We established a cross-functional implementation team consisting of representatives from all of our business divisions and regions. During 2016, we analyzed the impact of the standard on our contract portfolio by reviewing a representative sample of our contracts to identify potential differences that would result from applying the requirements of the new standard. The implementation team has apprised both management and the Audit Committee of project status on a recurring basis.

We have not finalized our assessment of the impact of Topic 606. We continue to analyze variable consideration and disclosures. Additionally, we are monitoring updates issued by the FASB. During the second quarter of 2017, we expect to substantially complete our impact assessment, finalize our adoption method and initiate efforts to redesign impacted processes, policies and controls.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Update No. 2016-01 requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. Update No. 2016-01 also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. Update No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application of certain provisions is permitted. We are in the process of determining the effect that the adoption of this standard will have on our financial position and results of operations.

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). Update No. 2016-02 is intended to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Update No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. We are in the process of determining the effect that the adoption of this standard will have on our financial position and results of operations.

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-15

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments, settlement of zero coupon debt instruments, contingent consideration payments, insurance proceeds, securitization transactions and distributions from equity method investees. The update also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are in the process of determining the effect that the adoption will have on our consolidated Statement of Cash Flows.

ASC Update No. 2016-16

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of Update No. 2016-16 is to allow an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to a third party, or impaired. Update No. 2016-16 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-18

In November 2016, the FASB issued ASC Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows. The amendment requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. Update No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. We are in the process of determining the effect the adoption will have on our consolidated statements of cash flows.

ASC Update No. 2017-01

In January 2017, the FASB issued ASC Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of Update No. 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Update No. 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted, including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The adoption of Update No. 2017-01 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2017-07

In March 2017, the FASB issued ASC Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The purpose of Update No. 2017-07 is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Update No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. The adoption of Update No. 2017-07 is not expected to have a material impact on our financial position or results of operations.

No other new accounting pronouncements, issued or effective, during the period had, or are expected to have, a material impact on our condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including heart, vascular, digestive, pulmonary, urological, pelvic health and chronic pain conditions. We continue to innovate in these areas and are intent on extending our innovations into new geographies and high-growth adjacency markets. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

Financial Summary

Three Months Ended March 31, 2017

Our net sales for the first quarter of 2017 were $2.160 billion, as compared to net sales of $1.964 billion for the first quarter of 2016, an increase of $196 million, or 10 percent. Our adjusted net sales, which excludes a negative impact of $7 million in the first quarter 2017, due to changes in foreign currency exchange rates, increased $203 million, or 10 percent, as compared to the same period in the prior year.1 This increase included adjusted net sales of $18 million in the first quarter of 2017, with no prior year period related net sales, due to the acquisition of EndoChoice Holdings, Inc. (EndoChoice) during the fourth quarter of 2016. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first quarter of 2017 was $290 million, or $0.21 per share. Our reported results for the first quarter of 2017 included acquisition-related net benefits, restructuring and restructuring-related net charges, litigation-related net charges, and amortization expense totaling $107 million (after-tax), or $0.08 per share. Adjusted net income, which excludes these items, for the first quarter of 2017 was $397 million, or $0.29 per share.1 Included in our reported and adjusted net income per share for the first quarter of 2017 was a charge of $0.03 related to the February voluntary removal of Lotus Valve Devices from global commercial and clinical sites, as well as net operating losses associated with the FUSE System that were incurred prior to our decision to discontinue selling the FUSE System product in mid-March.

Our reported net income for the first quarter of 2016 was $202 million, or $0.15 per share. Our reported results for the first quarter of 2016 included acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, and amortization expense totaling $176 million (after-tax), or $0.13 per share. Adjusted net income, which excludes these items, for the first quarter of 2016 was $378 million, or $0.28 per share.1

1 Adjusted net sales growth rates, which exclude the impact of changes in foreign currency exchange rates and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S GAAP) are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended March 31, 2017
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$305	$(15)	$290	$0.21
Non-GAAP adjustments:
Acquisition-related net credits	(33)	1	(32)	(0.02)
Restructuring and restructuring-related net charges	19	(4)	15	0.01
Litigation-related net charges	3	(1)	2	0.00
Amortization expense	143	(21)	122	0.09
Adjusted net income	$437	$(40)	$397	$0.29

	Three Months Ended March 31, 2016
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$228	$(26)	$202	$0.15
Non-GAAP adjustments:
Acquisition-related net charges	42	2	44	0.03
Restructuring and restructuring-related net charges	13	(4)	9	0.01
Litigation-related net charges	10	(4)	6	0.00
Amortization expense	136	(19)	117	0.09
Adjusted net income	$429	$(51)	$378	$0.28

Cash provided by operating activities was $114 million in the first quarter of 2017. As of March 31, 2017, we had total debt of $5.514 billion, cash and cash equivalents of $156 million and a working capital deficit of $464 million. Refer to Liquidity and Capital Resources for further discussion.

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

			Change
	Three Months Ended March 31,		As Reported Currency Basis	Less: Impact of Foreign Currency	Constant Currency Basis
(in millions)	2017	2016

Interventional Cardiology	$590	$548	8%	0%	8%
Peripheral Interventions	261	242	7%	0%	7%
Cardiovascular	851	790	8%	0%	8%
Cardiac Rhythm Management	463	433	7%	(1)%	8%
Electrophysiology	64	59	8%	(1)%	9%
Rhythm Management	527	492	7%	(1)%	8%
Endoscopy	379	333	14%	0%	14%
Urology and Pelvic Health	262	228	15%	0%	15%
Neuromodulation	141	121	17%	0%	17%
MedSurg	782	682	15%	0%	15%

Net Sales	$2,160	$1,964	10%	0%	10%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions. Our product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures and intravascular ultrasound (IVUS) imaging systems. Our structural heart product offerings include a device for transcatheter aortic valve replacement (TAVR) and a device designed to close the left atrial appendage in patients with atrial fibrillation that are at risk for ischemic stroke.

Our structural heart product offerings include our Lotus™ Valve System, a device for transcatheter aortic valve replacement and our WATCHMAN™ Device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. The Lotus Valve System consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve.

The original Lotus™ Valve System as well as our next generation Lotus EDGE™ Valve System are CE-marked in the European Union (EU) and in the U.S. they are investigational devices and not commercially available. In October 2016, we suspended our limited launch and initiated a voluntary removal of field inventory of the Lotus EDGE Valve System due to reports that, in some cases, the device could not be fully locked during the procedure due to premature release of a pin connecting the Lotus EDGE Valve to the delivery system. In February 2017, we initiated a voluntary removal of all Lotus Valve Devices, including Lotus with Depth Guard™, from global commercial and clinical sites due to reports of premature release of a pin connecting the Lotus Valve to the delivery system. As with the prior announced suspension of our Lotus Edge Valve System device, we believe that the issue is caused by excess tension in the pin mechanism introduced during the manufacturing process. We expect to bring the Lotus Valve platform back to market in Europe and other regions in the fourth quarter of 2017. We anticipate filing the U.S. PMA submission for the Lotus Edge Valve System, the next generation platform, in the fourth quarter of 2017, with a U.S. launch planned for mid-2018.

The WATCHMAN™ Left Atrial Appendage Closure Technology (WATCHMAN) is the first device studied in a randomized clinical trial to offer an alternative to warfarin and is marketed in CE-mark countries and other international countries, as well as the U.S. following FDA approval in March 2015. We believe that the WATCHMAN Device will be the only left atrial appendage closure technology commercially available in the U.S. for multiple years.

Our net sales of Interventional Cardiology products of $590 million represented 27 percent of our consolidated net sales for the first quarter of 2017. Our Interventional Cardiology net sales increased $42 million, or eight percent, in the first quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $3 million in the first quarter of 2017, due to changes in foreign currency exchange rates, increased $45 million, or eight percent, as compared to the same period in the prior year. This year-over-year increase was primarily related to sales of our WATCHMAN Device to treat patients with non-valvular atrial fibrillation who are at risk of ischemic stroke, growth in our PCI Guidance System product offerings and growth in our sales of drug-eluting stents, led by our ongoing global launch of the SYNERGY™ Stent, as well as growth in our portfolio of other products to treat complex coronary disease.

On December 12, 2016, we completed the acquisition of certain manufacturing assets and capabilities of the Neovasc, Inc. (Neovasc) advanced biological tissue business. With this acquisition, we will integrate certain manufacturing assets and biologic tissue capabilities into our structural heart business for use in the manufacturing of the Lotus Valve System and future heart valve technologies within our Interventional Cardiology business. We expect this integration to be substantially complete by the end of 2018.

On March 29, 2017, we entered into a definitive agreement to acquire Symetis SA (Symetis) for $435 million in cash. Symetis is a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve implantation (TAVI) devices. The transaction is expected to close in the second quarter of 2017, subject to customary closing conditions. Upon completion of the transaction, Symetis will be integrated into our Interventional Cardiology business.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular disease, along with products to treat, diagnose and ease various forms of cancer.

Our net sales of PI products of $261 million represented 12 percent of our consolidated net sales for the first quarter of 2017. Our PI net sales increased $19 million, or seven percent, in the first quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, which excludes a positive impact of $1 million in the first quarter of 2017, due to changes in foreign currency exchange rates, increased $18 million, or seven percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by revenues from our Atherectomy and Thrombectomy systems, as well as growth in our core PI franchises, particularly our stent franchise following launch of our Innova™ Vascular Self-expanding Stent System, our interventional oncology franchise and our drug-eluting product franchise.

Rhythm Management

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and implantable cardiac resynchronization therapy defibrillators, including the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD System and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. In addition, in most geographies, our implantable device systems include our remote LATITUDE™ Patient Management System, which enables physicians to monitor device performance remotely, allowing for more frequent monitoring in order to guide treatment decisions.

Our net sales of CRM products of $463 million represented 21 percent of our consolidated net sales for the first quarter of 2017. Our net sales of CRM products increased $30 million, or seven percent, in the first quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $2 million in the first quarter of 2017, due to changes in foreign currency exchange rates, increased $32 million, or eight percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by strong pacemaker growth from our ACCOLADE™ family of magnetic resonance imaging (MRI) safe pacemakers and the Ingevity™ MRI Pacing Lead in the U.S., global growth from our quadripolar cardiac resynchronization therapy pacemakers (CRT-P), strong Japan CRM sales with S-ICD and growth in our cardiac resynchronization therapy defibrillator (CRT-D) business due to stabilization of U.S. replacement curves and early commercialization of our new RESONATE™ CRT-D family of defibrillators in Europe.

The following are the components of our CRM net sales:

	Three Months Ended March 31,
(in millions)	2017	2016
Defibrillator systems	$315	$311
Pacemaker systems	148	122
CRM products	$463	$433

In our Defibrillator portfolio, we offer several lines of ICD’s, including our longest lasting EL (extended longevity) ICD and CRT-D’s using our proprietary EnduraLife™ Battery Technology and our MINI ICD, our smallest and thinnest ICD. In addition, we offer our EMBLEM™ MRI S-ICD System, which affords physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature. Our EMBLEM MRI S-ICD System offers greater longevity, LATITUDE™ Patient Management Remote Monitoring Technology and smaller size as compared to the first generation of S-ICD therapy. We also offer several lines of CRT-D systems, including our X4 line of quadripolar systems, a suite of ACUITY™ X4 Quadripolar LV Leads and the ACUITY™ PRO Lead Delivery System. We initiated the full U.S. launch of our ACUITY X4 Quadripolar LV Leads in March 2016. Our current generation of transvenous ICD and CRT-D pulse generators, DYNAGEN™ and INOGEN™, when paired with our most current generation of bradycardia, heart failure and ICD leads, have MRI safe labeling in most major markets outside the U.S. In the U.S., we have finished enrollment in our High Voltage MRI approval trial, ENABLE MRI and remain on track for year end 2017 or early 2018 U.S. approval. In Europe, we have CE Mark approval and in the first quarter of 2017 began the launch of our RESONATE family of cardiac resynchronization therapy defibrillator (CRT-D) and implantable cardiac defibrillator (ICD) systems and expect FDA approval by mid-year 2017. This next generation of CRT-D and ICD devices includes our proprietary EnduraLife Battery Technology, Heart Failure trends, HeartLogic™ compatibility and SmartCRT™ Technology in our CRT-D devices. Our SmartCRT technology includes MultiSite Pacing and technology that allows a personalized approach to care in CRT-D patients. On April 30, 2015, we acquired a 27 percent ownership interest in Preventice, which includes 18.5 percent of Preventice's common stock. Preventice is a privately-held company headquartered in Minneapolis, Minnesota and a leading developer of mobile health solutions and services. In addition to the equity agreement, we entered into a commercial agreement with Preventice, under which we became Preventice’s exclusive, worldwide sales and marketing representative. In October 2016, we notified Preventice of our intent to terminate the commercial agreement and in April 2017, we fully transitioned the sales force back to Preventice under the terms of the agreement.

We market our ACCOLADE™ family of pacemaker systems in nearly all major markets around the world. Approval of our ACCOLADE Pacemaker family in the U.S., Europe and Japan also includes approval for use of these products in patients undergoing magnetic resonance imaging (MRI) scans. We received FDA approval of our ACCOLADE MRI-Compatible Pacemaker and MRI-compatible Ingevity™ Bradycardia Lead in April of 2016. Our cardiac resynchronization therapy pacemaker product offerings include our newest generation VISIONIST™ and VALITUDE™X4 Quadripolar CRT-P Devices, which are built on the same platform as our high voltage cardiac resynchronization therapy defibrillator, are enabled for remote patient monitoring and include features that promote ease of use for physician implantation.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ Ablation Catheter line, designed to deliver enhanced performance and responsiveness and the Rhythmia™ Mapping System, a next-generation, catheter-based, 3-D cardiac mapping and navigation solution designed to help diagnose and treat a variety of arrhythmias.

Our net sales of Electrophysiology products of $64 million represented three percent of our consolidated net sales for the first quarter of 2017. Our Electrophysiology net sales increased $5 million, or eight percent, in the first quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, which exclude an immaterial negative impact in the first quarter of 2017, due to changes in foreign currency exchange rates, increased $5 million, or nine percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by increased sales of our Rhythmia Mapping System and related products. In Europe, we have begun the full launch of our next generation, Rhythmia HDx™ Mapping System. In the first quarter of 2016, we initiated a full European launch of our Blazer IntellaNav™ OI Catheter which is used with our Rhythmia Mapping System and, in July of 2016, we received FDA approval for this same catheter. In the second quarter of 2016, we received FDA approval for IntellaNav XP and the IntellaNav MiFi™ XP Navigation-enabled Ablation Catheters that are also used with the Rhythmia Mapping System. The second quarter of 2016 also marked the start of commercialization for our next generation IntellaTip™ MiFi OI Catheter in select international markets. Finally, we received FDA approval for our Blazer™ Open Irrigated System with Atrial Flutter indication and began full U.S. commercialization in the second quarter of 2016. Our global roll-out for these technologies are ongoing and will continue as we expand our global Rhythmia install base.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary space.

Our net sales of Endoscopy products of $379 million represented 18 percent of our consolidated net sales for the first quarter of 2017. Our Endoscopy net sales increased $46 million, or 14 percent, in the first quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $2 million in the first quarter of 2017, due to changes in foreign currency exchange rates, increased $48 million, or 14 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our AXIOS™ Stent and Electrocautery-Enhanced Delivery System for endoscopic ultrasound-guided transmural drainage of pancreatic pseudocysts, our hemostasis franchise, featuring our Resolution™ and Resolution 360™ Clips, and our infection control products and pathology services that were acquired as part of the EndoChoice acquisition.

On November 22, 2016, we completed our acquisition of EndoChoice. EndoChoice is an Alpharetta, Georgia-based company focused on the development and commercialization of infection control products, pathology services and single-use devices for specialists treating a wide range of gastrointestinal (GI) conditions. We began the process of integrating EndoChoice into our Endoscopy business in the fourth quarter of 2016 and expect to be substantially complete by the end of 2017. In March 2017, management decided to discontinue future sales of the FUSE System that was obtained as part of this acquisition.

On November 1, 2016, we acquired the LumenR Tissue Retractor System from LumenR LLC (LumenR), a privately held Newark, California based company. The LumenR™ Tissue Retractor System is currently in development for use during endoscopic resection of lesions in the colon, esophagus or stomach. The LumenR Tissue Retractor System was fully integrated into our Endoscopy business as of the first quarter of 2017.

Urology and Pelvic Health

Our Urology and Pelvic Health division develops and manufactures devices to treat various urological and pelvic conditions, such as kidney stones, benign prostatic hyperplasia (BPH), erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps. Our net sales of Urology and Pelvic Health products of $262 million represented 12 percent of our consolidated net sales for the first quarter of 2017. Urology and Pelvic Health net sales increased $34 million, or 15 percent, in the first quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, which excludes a negative impact of $1 million in the first quarter of 2017, due to changes in foreign currency exchange rates, increased $35 million, or 15 percent, as compared to the same period in the prior year. This year-over-year increase was primarily attributable to our Pelvic Floor franchise as a result of market share gains primarily driven by a competitor exiting the market during the first quarter of 2016, as well as growth in our Stone franchise, led by sales of our LithoVue ™ Digital Flexible Ureteroscope.

On November 15, 2016, we completed the acquisition of the gynecology and urology portfolio of Distal Access, LLC (Distal), a Salt Lake City, Utah based company that designs minimally invasive medical devices. The portfolio includes the Resectr™ Tissue Resection Device, a single-use solution designed to remove uterine polyps. We began the process of integrating the Resectr Device into our Urology and Pelvic Health business during the fourth quarter of 2016 and expect to be substantially complete by the end of 2017.

Neuromodulation

Our Neuromodulation business offers the Precision™, Precision Spectra™, Precision Montage™ and Precision Novi™ Spinal Cord Stimulator (SCS) Systems, used for the management of chronic pain and our Vercise™ and Vercise™ PC Deep Brain Stimulation (DBS) System in various international regions such as Europe, Latin America and Asia Pacific for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions.

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

Our net sales of Neuromodulation products of $141 million represented seven percent of our consolidated net sales for the first quarter of 2017. Neuromodulation net sales increased $20 million, or 17 percent, in the first quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, which excludes an immaterial negative impact in the first quarter due to changes in foreign currency exchange rates, increased $20 million, or 17 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by share gains from our Montage™ System, continued adoption of the Precision Spectra SCS System in the U.S. and increased international sales across the entire portfolio.

On July 27, 2016, we acquired Cosman Medical, Inc. (Cosman), a privately held manufacturer of radiofrequency ablation systems, expanding our Neuromodulation portfolio and offering physicians treating patients with chronic pain a wider choice of non-opioid therapeutic options. We are in the process of integrating Cosman into our Neuromodulation business and expect the integration to be substantially complete by the end of 2017.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our most recent Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately 10 percent of our consolidated net sales in the first quarter of 2017 and in the first quarter of 2016. In the first quarter of 2017, our Emerging Market net sales grew 12 percent and our adjusted net sales, which excludes the impact of foreign currency exchange rates, grew 12 percent, as compared to the same period in the prior year.

Gross Profit

Our gross profit was $1.510 billion for the first quarter of 2017 and $1.391 billion for the first quarter of 2016. As a percentage of net sales, our gross profit decreased to 69.9 percent in the first quarter of 2017, as compared to 70.8 percent in the first quarter of 2016. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Three Months
Gross profit margin - period ended March 31, 2016	70.8%
Manufacturing cost reductions	2.2
Sales pricing and mix	(0.2)
Net impact of foreign currency	(1.4)
All other, including other period expense	(1.5)
Gross profit margin - period ended March 31, 2017	69.9%

The primary factors contributing to the decrease in our gross profit margin during the first quarter of 2017, as compared to the same period in 2016, were the negative impact of foreign currency fluctuations and approximately 180 basis points related to charges in the quarter.  These charges related primarily to the February voluntary removal of Lotus Valve Devices from global commercial and clinical sites, as well as net operating losses associated with the FUSE System that were incurred prior to our decision to discontinue selling the FUSE System product in mid-March. This unfavorability was partially offset by cost reductions as a result of our restructuring and other process improvement programs.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2017		2016
		% of Net		% of Net
(in millions)	$	Sales	$	Sales
Selling, general and administrative expenses	794	36.8%	716	36.5%
Research and development expenses	235	10.9%	210	10.7%
Royalty expense	17	0.8%	19	1.0%

Selling, General and Administrative (SG&A) Expenses

In the first quarter of 2017, our SG&A expenses increased $78 million, or 11 percent, as compared to the first quarter of 2016 and were 30 basis points higher as a percentage of net sales. The increase in SG&A as a percentage of sales was primarily driven by the reinvestment of the Medical Device Excise Tax benefit in the later portion of 2016, accelerated levels of investment for the United States DBS launch planned for the end of 2017 and investments in our structural heart commercial capabilities.

Research and Development (R&D) Expenses

In the first quarter of 2017, our R&D expenses increased $25 million, or 12 percent, as compared to the first quarter of 2016 and were 20 basis points higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth. The increase in expenses was due primarily to investments across all of our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth and increased cost related to recent acquisitions.

Royalty Expense

In the first quarter of 2017, our royalty expense decreased $2 million, or 11 percent, as compared to the first quarter of 2016 and decreased slightly as a percentage of net sales. The decrease relates primarily to a lower royalty rate structure on certain products.

Amortization Expense

Our amortization expense was $143 million in the first quarter of 2017, as compared to $136 million in the first quarter of 2016. This increase was primarily due to amortizable intangible assets acquired as part of the EndoChoice acquisition on November 22, 2016. Amortization expense is excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded a net benefit of $50 million during the first quarter of 2017 and net expenses of $4 million during the first quarter of 2016 related to the change in fair value of our contingent consideration liabilities. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring Charges and Restructuring-related Activities

We recorded restructuring charges pursuant to our restructuring plans of $4 million in the first quarter of 2017 and $3 million in the first quarter of 2016. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the first quarter of 2017 and $10 million in the first quarter of 2016. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million and reduce gross annual expenses by approximately $115 million to $150 million by the end of 2020 as plan benefits are realized.
We made cash payments of $16 million in the first quarter of 2017 associated with our 2016 Restructuring Plan and as of March 31, 2017, we had made total cash payments of $43 million related to our 2016 Restructuring Plan.

Refer to Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related charges and credits

We recorded litigation-related net charges of $3 million in the first quarter of 2017 and net charges of $10 million in the first quarter of 2016. Litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense

Our interest expense was $57 million in the first quarter of 2017, with an average borrowing rate of 4.0 percent as compared to $59 million in the first quarter of 2016, with an average borrowing rate of 3.9 percent. Refer to Liquidity and Capital Resources and Note D – Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of other, net:

	Three Months Ended March 31,

(in millions)	2017	2016
Interest income	$1	$3
Foreign currency losses	—	(5)
Net gains (losses) on investments	—	(3)
Other income (expense), net	(3)	(1)
	$(2)	$(6)

Tax Rate

Our effective tax rates from continuing operations were 4.9% for the three months ended March 31, 2017 and 11.4% for the three months ended March 31, 2016. The change in our reported tax rate for the first quarter of 2017, as compared to the same period in 2016, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related items, contingent consideration, restructuring and restructuring-related items, litigation-related items and amortization expense, as well as the impact of certain discrete tax items. During the first quarter of 2017, we recorded a discrete tax benefit related to share-based payment awards due to application of ASC Update No. 2016-09. Refer to Note M – New Accounting Pronouncements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

We are contesting in U.S. Tax Court significant proposed adjustments from the Internal Revenue Service (IRS) related to its audit of our transfer pricing methodologies for the 2001 through 2007 tax years. The IRS also proposed similar transfer pricing adjustments for the 2008 through 2010 tax years. We disagree with the transfer pricing methodologies being applied by the IRS and we were scheduled to go to trial in the U.S. Tax Court in late July 2016. On July 19, 2016, we entered a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as issues related to our transaction with Abbott, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals (IRS Appeals) applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years and if applicable, review by the United States Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with IRS Appeals as to the resolution of the transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement. In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest through the date of payment. If finalized, payments related to the resolution are expected in the next six to 12 months. We believe that our income tax reserves associated with these matters are adequate as of March 31, 2017 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.
Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2017, there were no material changes to the application of critical accounting policies and estimates as described in our most recent Annual Report on Form 10-K.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations, access to capital markets and credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due, fund possible mergers and/or acquisitions and service our existing debt for the next twelve months.

As of March 31, 2017, we had $156 million of cash and cash equivalents on hand, comprised of $2 million invested in money market and government funds, and $154 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have access to our $2.000 billion revolving credit facility and our $400 million credit and security facility secured by our U.S. trade receivables, both described below.

The following provides a summary and description of our net cash inflows (outflows) for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
(in millions)	2017	2016
Cash provided by (used for) operating activities	$114	$116
Cash provided by (used for) investing activities	(140)	(48)
Cash provided by (used for) financing activities	(15)	(51)

Operating Activities

During the first three months of 2017, cash provided by operating activities was $114 million, as compared to cash provided by operating activities of $116 million during the first three months of 2016, a decrease of $2 million. The decrease was driven by litigation-related payments primarily associated with product liability cases or claims related to transvaginal surgical mesh products, which was partially offset by an increase in net income and a decrease in accounts receivable.

Investing Activities

During the first three months of 2017, cash used for investing activities included purchases of property, plant and equipment of $112 million and payments related to strategic investments and issuances of notes receivable of $28 million. During the first three months of 2016, cash used for investing activities included payments related to strategic investments and issuances of notes receivable of $18 million and purchases of property, plant and equipment of $60 million, partially offset by proceeds from the sale of one of two buildings located in Quincy, Massachusetts of $30 million.

Financing Activities

Our cash used for financing activities in the first three months of 2017 and first three months of 2016 reflect proceeds from borrowings on credit facilities, which were offset by payments on borrowings on credit facilities and long-term borrowings and cash used to net share settle employee equity awards.

Debt

We had total debt of $5.514 billion as of March 31, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2017 is as follows:

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Senior Notes	$—	$600	$—	$1,450	$—	$2,350	$4,400
Term Loans	—	225	150	375	—	—	750
Revolving Credit Facility	—	—	—	125	—	—	125
Accounts Receivable Securitization	—	—	216	—	—	—	216
	$—	$825	$366	$1,950	$—	$2,350	$5,491

Note:
The table above does not include unamortized discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes or debt issuance costs.

Revolving Credit Facility

On April 10, 2015, we entered into a $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. There was $125 million borrowed under our current revolving credit facility as of March 31, 2017 and no borrowings under our revolving credit facility as of December 31, 2016.

Term Loans

As of March 31, 2017 and December 31, 2016, we had an aggregate of $750 million outstanding under our unsecured term loan facilities. These facilities include an unsecured term loan facility entered into in August 2013 (2013 Term Loan) which had $150 million outstanding as of March 31, 2017 and December 31, 2016, along with an unsecured term loan facility entered into in April 2015 (2015 Term Loan) which had $600 million outstanding as of March 31, 2017 and December 31, 2016.

Our revolving credit facility and our term loan facilities require that we maintain certain financial covenants as outlined in Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. As of and through March 31, 2017, we were in compliance with the required covenants. Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.

In April 2017, we repaid $350 million of our term loan credit facilities. The payment was applied to the nearest maturities and primarily funded with borrowings under our revolving credit facility.

Senior Notes

We had senior notes outstanding of $4.400 billion as of March 31, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million of our senior notes due in January 2017. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. The credit and security facility required that we maintained a maximum leverage covenant consistent with our revolving credit facility. On February 7, 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million. The amendment retained a similar maximum leverage ratio requirement and extended the facility maturity to February 2019. We had borrowings of $216 million outstanding under this facility as of March 31, 2017 and $60 million as of December 31, 2016.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to $406 million as of March 31, 2017. We de-recognized $156 million of receivables as of March 31, 2017 at an average interest rate of 1.1 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 21.0 billion Japanese yen (approximately $188 million as of March 31, 2017). We de-recognized $154 million of notes receivable and factored receivables as of March 31, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of March 31, 2017 and December 31, 2016, we had outstanding letters of credit of $44 million, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2017 and December 31, 2016, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of March 31, 2017 or December 31, 2016. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

For additional details related to our debt, including our revolving credit facility, term loans, senior notes and other arrangements, see Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Equity
We received $33 million during the first three months of 2017 and $27 million during the first three months of 2016 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock during the three months ended March 31, 2017 and March 31, 2016. As of March 31, 2017, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $30 million for the first three months of 2017 and $28 million for the first three months of 2016.
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

Additional Information

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income and adjusted net income per share that exclude certain amounts and adjusted net sales that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States.

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income (loss) and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income (loss) per share. To calculate adjusted net sales that exclude changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to constant currency growth rate is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report on Form 10-Q.

Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from our operating segments’ measures of net sales and profit or loss. These adjustments are excluded from the segment measures that are reported to our chief operating decision maker that are used to make operating decisions and assess performance.

We believe that presenting adjusted net income and adjusted net income per share that exclude certain amounts and adjusted net sales that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

Adjusted net income and adjusted net income per share that exclude certain amounts and adjusted net sales that exclude the impact of changes in foreign currency exchange rates, are not in accordance with GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three months ended March 31, 2017 and 2016, as well as reasons for excluding each of these individual items:

Adjusted Net Income and Adjusted Net Income per Share

•
Acquisition-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments, (b) gains on previously held investments, (c) purchased and/or funded in-process research and development expenses incurred outside of a business combination and (d) due diligence, other fees, inventory step-up amortization and integration and exit costs. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, other fees, inventory step-up amortization and integration and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions that can be highly variable and not representative of ongoing operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

•
Restructuring and restructuring-related net charges (credits) - These adjustments represent severance and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring initiatives generally take approximately two years to complete and have a distinct project timeline that begins subsequent to approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring initiatives typically result in duplicative cost and exit costs over this period of time, are one-time shut downs or transfers and are not considered part of our core, ongoing operations. Because these restructuring plans are incremental to the core activities that arise in the ordinary course of our business, management excluded these costs for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and the specific risk factors discussed below and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These factors, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the forward-looking statements. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, litigation and governmental investigations, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We caution each reader of this Quarterly Report on Form 10-Q to consider carefully these factors.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see “Part I, Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K.

Our Businesses

•	Our ability to increase net sales, expand the market and capture market share;

•
The volatility of the coronary stent market and our ability to increase our drug-eluting stent systems net sales, including our SYNERGY™, Promus PREMIER™ and PROMUS™ Element™ Stent Systems and capture market share;

•
The ongoing impact on our business of physician alignment to hospitals, governmental investigations and audits of hospitals and other market and economic conditions on the overall number of procedures performed;

•	Competitive offerings and related declines in average selling prices for our products, particularly our drug-eluting coronary stent systems and our CRM products;

•	The performance of and physician and patient confidence in, our products and technologies, or those of our competitors;

•
The impact and outcome of ongoing and future clinical trials and market studies undertaken by us, our competitors or other third parties, or perceived product performance of our or our competitors' products;

•	Variations in clinical results, reliability or product performance of our and our competitors' products;

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and across our businesses in line with our commercialization strategies in a timely and successful manner, and with respect to our recent acquisitions;

•	The effect of consolidation and competition in the markets in which we do business, or plan to do business;

•
Disruption in the manufacture or supply of certain components, materials or products, or the failure to secure in a timely manner alternative manufacturing or additional or replacement components, materials or products;

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

•
The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act and similar laws in other jurisdictions; U.S. Foreign Corrupt Practices Act (FCPA) and/or similar laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws;

•	Costs and risks associated with litigation;

•	The effect of our litigation and risk management practices, including self-insurance and compliance activities on our loss contingencies, legal provision and cash flows;

•
The impact of, diversion of management attention as a result of and costs to cooperate with, litigate and/or resolve, governmental investigations and our class action, product liability, contract and other legal proceedings; and

•	Risks associated with a failure to protect our intellectual property rights and the outcome of patent litigation.

Innovation and Certain Growth Initiatives

•
The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities;

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

•
Dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments; and

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

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2016 Restructuring Plan, as well as any further restructuring or optimization plans we may undertake in the future and our ability to recognize benefits and cost reductions from such programs; and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.208 billion as of March 31, 2017 and $4.100 billion as of December 31, 2016. We recorded $108 million of other assets and $49 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2017, as compared to $199 million of other assets and $26 million of other liabilities as of December 31, 2016. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $248 million as of March 31, 2017 and $257 million as of December 31, 2016. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $261 million as of March 31, 2017 and by $223 million as of December 31, 2016. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2017. As of March 31, 2017, $4.419 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 80 percent of our total debt.
Refer to Note D – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three month period ended March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1*	Form of Global Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan#

10.2*	Form of Global Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan#

10.3*	Form of 2017 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return)#

10.4*	Form of 2017 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow)#

10.5
Second Amended and Restated Credit and Security Agreement, dated as of February 7, 2017, by and among Boston Scientific Funding LLC, Boston Scientific Corporation, Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, New York Branch, as Lenders, Wells Fargo Bank, National Association and SMBC Nikko Securities America, Inc., as Co-Agents, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 10, 2017, File No. 1-11083)

10.6
Second Amended and Restated Receivables Sale Agreement, dated as of February 7, 2017, by and among Boston Scientific Corporation, each of its direct or indirect wholly-owned subsidiaries that become a seller thereunder and Boston Scientific Funding LLC (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated February 10, 2017, File No. 1-11083)

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 3, 2017.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer