Form 10-Q
period 2017-06-30
BOSTON SCIENTIFIC CORP
filed 2017-08-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 31, 2017
Common Stock, $0.01 par value	1,372,127,044

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2017	2016	2017	2016

Net sales	$2,257	$2,126	$4,418	$4,090
Cost of products sold	632	639	1,282	1,211
Gross profit	1,625	1,487	3,136	2,879

Operating expenses:
Selling, general and administrative expenses	815	779	1,609	1,497
Research and development expenses	244	222	480	431
Royalty expense	17	20	34	39
Amortization expense	142	135	285	271
Restructuring charges (credits)	1	14	5	17
Contingent consideration expense (benefit)	(24)	33	(74)	37
Litigation-related charges (credits)	205	618	208	628
	1,400	1,821	2,547	2,920
Operating income (loss)	225	(334)	589	(41)

Other income (expense):
Interest expense	(58)	(59)	(115)	(118)
Other, net	(76)	(4)	(78)	(10)
Income (loss) before income taxes	91	(397)	396	(169)
Income tax expense (benefit)	(55)	(190)	(40)	(164)
Net income (loss)	$146	$(207)	$436	$(5)

Net income (loss) per common share — basic	$0.11	$(0.15)	$0.32	$(0.00)
Net income (loss) per common share — assuming dilution	$0.11	$(0.15)	$0.31	$(0.00)

Weighted-average shares outstanding
Basic	1,369.8	1,357.4	1,367.6	1,353.9
Assuming dilution	1,391.1	1,357.4	1,390.6	1,353.9

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Net income (loss)	$146	$(207)	$436	$(5)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13	(21)	21	(5)
Net change in unrealized gains and losses on derivative financial instruments	(21)	(84)	(76)	(153)
Net change in available-for-sale securities	2	—	2	—
Net change in unrealized costs associated with certain retirement plans	(1)	—	(1)	—
Total other comprehensive income (loss)	(7)	(105)	(54)	(158)
Total comprehensive income (loss)	$139	$(312)	$382	$(163)

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
in millions, except share and per share data	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195	$196
Trade accounts receivable, net	1,444	1,472
Inventories	1,023	955
Deferred and prepaid income taxes	75	75
Other current assets	485	541
Total current assets	3,222	3,239
Property, plant and equipment, net	1,651	1,630
Goodwill	6,871	6,678
Other intangible assets, net	5,921	5,883
Other long-term assets	717	666
TOTAL ASSETS	$18,382	$18,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,018	$64
Accounts payable	376	447
Accrued expenses	2,238	2,312
Other current liabilities	668	764
Total current liabilities	4,300	3,587
Long-term debt	4,817	5,420
Deferred income taxes	58	18
Other long-term liabilities	1,972	2,338

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,618,030,825 shares as of June 30, 2017 and 1,609,670,817 shares as of December 31, 2016	16	16
Treasury stock, at cost - 247,566,270 shares as of June 30, 2017 and December 31, 2016	(1,717)	(1,717)
Additional paid-in capital	17,057	17,014
Accumulated deficit	(8,068)	(8,581)
Accumulated other comprehensive income (loss), net of tax	(53)	1
Total stockholders’ equity	7,235	6,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,382	$18,096

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2017	2016

Cash provided by (used for) operating activities	$299	$537

Investing activities:
Purchases of property, plant and equipment	(180)	(138)
Proceeds on disposals of property, plant and equipment	—	29
Payments for acquisitions of businesses, net of cash acquired	(392)	—
Net payments for investments, acquisitions of certain technologies and issuances of notes receivable	(47)	(41)

Cash provided by (used for) investing activities	(619)	(150)

Financing activities:
Payments on long-term borrowings	(600)	(250)
Net increase (decrease) in commercial paper	1,013	—
Payment of contingent consideration amounts previously established in purchase accounting	(18)	(35)
Proceeds from borrowings on credit facilities	2,156	40
Payments on borrowings from credit facilities	(2,216)	(40)
Cash used to net share settle employee equity awards	(62)	(56)
Proceeds from issuances of shares of common stock	44	73

Cash provided by (used for) financing activities	317	(268)

Effect of foreign exchange rates on cash	2	—

Net increase (decrease) in cash and cash equivalents	(1)	119
Cash and cash equivalents at beginning of period	196	319
Cash and cash equivalents at end of period	$195	$438

Supplemental Information
Stock-based compensation expense	$62	$58

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and six months ended June 30, 2017. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note E – Borrowings and Credit Arrangements and Note I – Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2017 Acquisitions

Symetis SA

On May 16, 2017 we completed the acquisition of Symetis SA (Symetis) for approximately $430 million in cash. Symetis is a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve implantation (TAVI) devices. Upon completion of the acquisition, we began selling the ACURATE TA™, ACURATE neo™ ACURATE TF™ Valve Systems in Europe and in other geographies outside of the United States. We are in the process of integrating Symetis into our Interventional Cardiology business and expect the integration to be substantially complete by the end of 2018.

Purchase Price Allocation

We accounted for the acquisition of Symetis as a business combination and, in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price are as follows (in millions):

Net cash paid for acquisition	$392

The following summarizes the preliminary purchase price allocation for the Symetis acquisition as of June 30, 2017
(in millions):

Goodwill	$185
Amortizable intangible assets	278
Other assets acquired	25
Liabilities assumed	(96)
$392

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$268	13	23.5%
Other intangible assets	10	2-13	23.5%
	$278

2016 Acquisitions

We did not close any significant acquisitions during the first half of 2016.

Contingent Consideration

Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets and/or obtaining regulatory approvals for products in development at the date of the acquisition. In accordance with U.S. GAAP, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our condensed consolidated statements of operations.

We recorded a net benefit related to the changes in fair value of our contingent consideration liabilities of $24 million during the second quarter of 2017 and $74 million during the first half of 2017. We recorded net expenses related to the changes in fair value of our contingent consideration liabilities of $33 million during the second quarter of 2016 and $37 million during the first half of 2016. We paid contingent consideration of $28 million during the first half of 2017 and $77 million during the first half of 2016.

Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2016	$204
Fair value adjustments	(74)
Contingent payments related to prior period acquisitions	(28)
Balance as of June 30, 2017	$102

As of June 30, 2017, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.278 billion.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of June 30, 2017	Valuation Technique	Unobservable Input	Range
R&D and Commercialization-based Milestones	$44 million	Discounted Cash Flow	Discount Rate	2% - 3%
			Projected Year of Payment	2017 - 2021
Revenue-based Payments	$58 million	Discounted Cash Flow	Discount Rate	11% - 15%
			Projected Year of Payment	2017 - 2026

Increases or decreases in the fair value of our contingent consideration liabilities can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving R&D, commercialization-based, and revenue-based milestones. Projected contingent payment amounts related to some of our R&D, commercialization-based, and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

Strategic Investments

We did not close any material strategic investments during the first half of 2017 or 2016.

We account for certain of our strategic investments as equity method investments, in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures.

The aggregate carrying amount of our strategic investments as of June 30, 2017 and December 31, 2016 were comprised of the following categories:

	As of
(in millions)	June 30, 2017	December 31, 2016
Equity method investments	$208	$265
Cost method investments	42	20
Available-for-sale securities	30	20
Notes receivable	44	42
	$324	$347

These investments are classified as other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

During the second quarter of 2017, we recorded a charge of $53 million for an other-than-temporary impairment loss equal to the difference between the carrying value of one of our investments and its fair value. The charge was recorded within the Other, net caption of our unaudited condensed consolidated statement of operations.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of June 30, 2017 and December 31, 2016 are as follows:

	As of
	June 30, 2017		December 31, 2016
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$9,390	$(4,675)	$9,123	$(4,468)
Patents	511	(370)	529	(374)
Other intangible assets	1,632	(779)	1,583	(722)
	$11,533	$(5,824)	$11,235	$(5,564)
Unamortizable intangible assets
Goodwill	$16,771	$(9,900)	$16,578	$(9,900)
In-process research and development (IPR&D)	92	—	92	—
Technology-related	120	—	120	—
	$16,983	$(9,900)	$16,790	$(9,900)

Our technology-related intangible assets that are not subject to amortization represent technical processes, intellectual property and/or institutional understanding acquired through business combinations that are fundamental to the on-going operations of our business and have no limit to their useful life. Our technology-related intangible assets that are not subject to amortization are comprised primarily of certain acquired balloon and other technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine. We assess our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other.

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2016	$3,513	$290	$2,875	$6,678
Impact of foreign currency fluctuations and other changes in carrying amount	4	1	3	8
Goodwill acquired	185	—	—	185
Balance as of June 30, 2017	$3,702	$291	$2,878	$6,871

Goodwill Impairment Testing

In the second quarter of 2017, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value. Based on the criteria prescribed in FASB ASC Topic 350, we assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2017 and 2016 annual impairment assessment, we identified seven reporting units: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. We aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350. These reporting units were aggregated due to a reorganization that commenced in 2015 that resulted in integrated leadership, shared resources and consolidation of certain sites in 2016.

In performing the goodwill impairment assessment, we utilized both the optional qualitative assessment and the quantitative approach prescribed under FASB ASC Topic 350. The qualitative assessment was used for testing certain reporting units where fair value has historically exceeded carrying value by greater than 100 percent. All other reporting units were tested using the quantitative approach. After assessing the totality of events, if it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative approach of the goodwill impairment test is unnecessary. In 2017, for all reporting units tested using the optional qualitative assessment, we concluded that it was not necessary to perform the quantitative impairment test. For all reporting units tested using the quantitative approach, we concluded that the fair value of each reporting unit exceeded its carrying value. Refer to Critical Accounting Policies and Estimates within Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 of this Quarterly Report on Form 10-Q for further discussion of our annual goodwill impairment testing.

The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2016	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of June 30, 2017	$(1,479)	$(6,960)	$(1,461)	$(9,900)

NOTE D – FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through a risk management program that includes the use of derivative financial instruments and we operate the program pursuant to documented corporate risk management policies. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to FASB ASC Topic 815, Derivatives and Hedging.
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

Currently or Previously Designated Foreign Currency Hedges

All of our designated currency hedge contracts outstanding as of June 30, 2017 and December 31, 2016 were cash flow hedges under FASB ASC Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.915 billion as of June 30, 2017 and $2.271 billion as of December 31, 2016.

We recognized net gains of $27 million in earnings on our cash flow hedges during the second quarter of 2017 and $55 million during the first half of 2017, as compared to net gains of $32 million during the second quarter of 2016 and $80 million during the first half of 2016. All currency cash flow hedges outstanding as of June 30, 2017 mature within 60 months. As of June 30, 2017, $25 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net gains, net of tax, of $102 million as of December 31, 2016. As of June 30, 2017, an immaterial amount may be reclassified to earnings within the next twelve months.
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

Non-designated Foreign Currency Contracts

We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under FASB ASC Topic 815. The currency forward contracts are marked-to-market with changes in fair value recorded to earnings and are entered into for periods consistent with currency transaction exposures, generally less than one year. We had currency derivative instruments not designated as hedges under FASB ASC Topic 815 outstanding in the contract amount of $2.197 billion as of June 30, 2017 and $1.830 billion as of December 31, 2016.

Interest Rate Hedging

Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting fixed-rate debt into floating-rate debt or floating-rate debt into fixed-rate debt. We had no interest rate derivative instruments outstanding as of June 30, 2017 and December 31, 2016.

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

We are amortizing the gains and losses on previously terminated interest rate derivative instruments, including fixed-to-floating interest rate contracts designated as fair value hedges and forward starting interest rate derivative contracts designated as cash flow hedges into earnings as a component of interest expense over the remaining term of the hedged debt, in accordance with FASB ASC Topic 815. The carrying amount of certain of our senior notes included unamortized gains of $45 million as of June 30, 2017 and $51 million as of December 31, 2016. We had no unamortized losses as of June 30, 2017 compared to an immaterial amount as of December 31, 2016. In addition, we had pre-tax net gains within AOCI related to terminated forward starting interest rate derivative contracts of $8 million as of June 30, 2017 and $9 million as of December 31, 2016. The net gains that we recognized as a reduction of interest expense in earnings related to previously terminated interest rate derivatives were $3 million during the second quarter of 2017 and $6 million during the first half of 2017, as compared to $3 million during the second quarter of 2016 and $6 million during the first half of 2016. As of June 30, 2017, $14 million of net gains may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative contracts.

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

Fair Value of Derivative Instruments

The following presents the effect of our derivative instruments designated as cash flow hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and the first half of 2017 and 2016:

(in millions)	Amount of Pre-tax Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Pre-tax Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Location in Statement of Operations
Three Months Ended June 30, 2017
Currency hedge contracts	$(6)	$27	Cost of products sold
	$(6)	$27
Three Months Ended June 30, 2016
Currency hedge contracts	$(99)	$32	Cost of products sold
	$(99)	$32
Six Months Ended June 30, 2017
Currency hedge contracts	$(64)	$55	Cost of products sold
Interest rate derivative contracts	—	1	Interest Expense
	$(64)	$56
Six Months Ended June 30, 2016
Currency hedge contracts	$(158)	$80	Cost of products sold
	$(158)	$80

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was immaterial in all periods presented.

Net gains and losses on currency hedge contracts not designated as hedging instruments were offset by net losses and gains from foreign currency transaction exposures, as shown in the following table:

(in millions)	Location in Statement of Operations	Three Months Ended		Six Months Ended
		June 30,		June 30,
		2017	2016	2017	2016
Net gain (loss) on currency hedge contracts	Other, net	$5	$(28)	$(12)	$(67)
Net gain (loss) on foreign currency transaction exposures	Other, net	(13)	29	4	63
Net foreign currency gain (loss)	Other, net	$(8)	$1	$(8)	$(4)

FASB ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date and by taking into account current interest rates, foreign currency exchange rates, the creditworthiness of the counterparty for the assets and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2017, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by FASB ASC Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following are the balances of our derivative assets and liabilities as of June 30, 2017 and December 31, 2016:

		As of
		June 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2017	2016
Derivative Assets:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current assets	$20	$98
Currency hedge contracts	Other long-term assets	52	65
		72	163
Non-Designated Hedging Instruments
Currency hedge contracts	Other current assets	24	36
Total Derivative Assets		$96	$199

Derivative Liabilities:
Currently or Previously Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$25	$3
Currency hedge contracts	Other long-term liabilities	11	4
		36	7
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	34	19
Total Derivative Liabilities		$70	$26

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017				December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$66	$—	$—	$66	$42	$—	$—	$42
Available-for-sale securities	30	—	—	30	20	—	—	20
Currency hedge contracts	—	96	—	96	—	199	—	199
	$96	$96	$—	$192	$62	$199	$—	$261
Liabilities
Currency hedge contracts	$—	$70	$—	$70	$—	$26	$—	$26
Accrued contingent consideration	—	—	102	102	—	—	204	204
	$—	$70	$102	$172	$—	$26	$204	$230

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $66 million invested in money market and government funds as of June 30, 2017, we had $129 million in interest bearing and non-interest bearing bank accounts. In addition to $42 million invested in money market and government funds as of December 31, 2016, we had $19 million in short-term deposits and $135 million in interest bearing and non-interest bearing bank accounts.

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

The fair value of our outstanding debt obligations was $6.174 billion as of June 30, 2017 and $5.739 billion as of December 31, 2016, which was determined by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.835 billion as of June 30, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our long-term debt obligations as of June 30, 2017 and December 31, 2016 is as follows:

in millions, except interest rates	Maturity Date	June 30, 2017	December 31, 2016
January 2017 5.125% Notes	January 2017	$—	$250
October 2018 2.650% Notes	October 2018	600	600
January 2020 6.000% Notes	January 2020	850	850
May 2020 2.850% Notes	May 2020	600	600
May 2022 3.375% Notes	May 2022	500	500
May 2025 3.850% Notes	May 2025	750	750
October 2023 4.125% Notes	October 2023	450	450
November 2035 6.250% Notes	November 2035	350	350
January 2040 7.375% Notes	January 2040	300	300
August 2018 Term Loan	August 2018	—	150
August 2020 Term Loan	2018-2020	400	600
Debt discount	2018-2040	(7)	(8)
Deferred financing costs	2018-2040	(22)	(24)
Interest rate swaps	2020-2023	45	51
Capital lease obligation	2018-2020	1	1
Long-term debt		$4,817	$5,420

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

On April 10, 2015, we entered into a $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. This facility provides backing for the commercial paper program described below. There were no borrowings outstanding under the 2015 Facility as of June 30, 2017 and December 31, 2016.
The 2015 Facility agreement contains normal and customary covenants, interest rates and fees as described in our most recent Annual Report on Form 10-K. As of and through June 30, 2017, we were in compliance with the required covenants.
Commercial Paper
In June 2017, we launched a commercial paper program that allows the Company to have a maximum of $2.000 billion in commercial paper outstanding. As of June 30, 2017 there was $1.013 billion of commercial paper outstanding. The commercial paper program is backed by the revolving credit facility. Commercial paper issued as of June 30, 2017 had a weighted average maturity of 23 days and a weighted average yield of 1.7 percent.
Term Loans

As of June 30, 2017, we had an aggregate of $400 million outstanding under our unsecured term loan facilities and $750 million outstanding as of December 31, 2016. These facilities include an unsecured term loan facility maturing August 2018 (August 2018 Term Loan) and an unsecured term loan facility maturing August 2020 (August 2020 Term Loan). The August 2018 Term Loan had $150 million outstanding as of December 31, 2016 and was fully repaid as of June 30, 2017. The August 2020 Term Loan had $400 million outstanding as of June 30, 2017 and $600 million outstanding as of December 31, 2016.

In July 2017, we fully repaid the $400 million outstanding under the August 2020 Term Loan.

Senior Notes

We had senior notes outstanding of $4.400 billion as of June 30, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million plus interest of our senior notes due in January 2017. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. On February 7, 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million and extended the facility maturity to February 2019. We had no borrowings outstanding under this facility as of June 30, 2017 and $60 million as of December 31, 2016.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to $434 million as of June 30, 2017. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $165 million of receivables as of June 30, 2017 at an average interest rate of 1.8 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 22.0 billion Japanese yen (approximately $196 million as of June 30, 2017). We de-recognized $157 million of notes receivable and factored receivables as of June 30, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
As of and through June 30, 2017, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note F - Borrowings and Credit Arrangements of the consolidated financial statements in our most recent Annual Report on Form 10-K.

NOTE F – RESTRUCTURING-RELATED ACTIVITIES

2016 Restructuring Plan

On June 6, 2016, our Board of Directors approved and we committed to a restructuring initiative (the 2016 Restructuring Plan). The 2016 Restructuring Plan is intended to develop global commercialization, technology and manufacturing capabilities in key growth markets, build on our Plant Network Optimization (PNO) strategy, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and expand operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate assets and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions and continuing implementation of our ongoing PNO strategy. These activities were initiated in the second quarter of 2016 and are expected to be substantially completed by the end of 2018.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million and approximately $160 million to $210 million of these charges are estimated to result in cash outlays. We have recorded related costs of $82 million since the inception of the plan through June 30, 2017 and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2016 Restructuring Plan through the end of 2018 by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$60 million to $70 million
Other (1)	$10 million to $20 million
Restructuring-related expenses:
Other (2)	$105 million to $135 million
$175 million to $225 million

(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2016 Restructuring Plan, including program management, accelerated depreciation and costs to transfer product lines among facilities.

We recorded restructuring charges pursuant to our restructuring plans of $1 million in the second quarter of 2017, $14 million in the second quarter of 2016, $5 million in the first half of 2017 and $17 million in the first half of 2016. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the second quarter of 2017, $12 million in the second quarter of 2016, $30 million in the first half of 2017 and $22 million in the first half of 2016.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations:

Three Months Ended June 30, 2017
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$—	$—	$—	$1	$1
Restructuring-related expenses:
Cost of products sold	—	—	12	—	12
Selling, general and administrative expenses	—	2	—	1	3
	—	2	12	1	15
	$—	$2	$12	$2	$16

All charges incurred in the second quarter of 2017 were related to the 2016 Restructuring Plan.

Three Months Ended June 30, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$14	$—	$—	$—	$14
Restructuring-related expenses:
Cost of products sold	—	—	7	—	7
Selling, general and administrative expenses	—	3	—	2	5
	—	3	7	2	12
	$14	$3	$7	$2	$26

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2016 Restructuring Plan	$18	$—	$1	$—	$19
2014 Restructuring Plan	(4)	3	6	2	7
	$14	$3	$7	$2	$26

Six Months Ended June 30, 2017
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$3	$—	$—	$2	$5
Restructuring-related expenses:
Cost of products sold	—	—	24	—	24
Selling, general and administrative expenses	—	3	—	3	6
	—	3	24	3	30
	$3	$3	$24	$5	$35

All charges incurred in the first half of 2017 were related to the 2016 Restructuring Plan.

Six Months Ended June 30, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$15	$—	$—	$2	$17
Restructuring-related expenses:
Cost of products sold	—	—	12	—	12
Selling, general and administrative expenses	—	4	—	6	10
	—	4	12	6	22
	$15	$4	$12	$8	$39

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2016 Restructuring Plan	$18	$—	$1	$—	$19
2014 Restructuring Plan	(3)	4	11	8	20
	$15	$4	$12	$8	$39

Termination benefits represent amounts incurred pursuant to our ongoing benefit arrangements and amounts for “one-time” involuntary termination benefits and have been recorded in accordance with FASB ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits and FASB ASC Topic 420, Exit or Disposal Cost Obligations. Other restructuring costs, which represent primarily consulting fees and costs related to contract cancellations, are being recorded as incurred in accordance with FASB ASC Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets and program management and production line transfer costs are being recorded as incurred.

As of June 30, 2017, we incurred cumulative restructuring charges related to our 2016 Restructuring Plan of $33 million and restructuring-related charges of $49 million since we committed to the plan. The following presents these costs by major type:

(in millions)	2016 Restructuring Plan
Termination benefits	$27
Other	6
Total restructuring charges	33
Accelerated depreciation	5
Transfer costs	39
Other	5
Restructuring-related expenses	49
$82

We made cash payments of $33 million in the first half of 2017 associated with our 2016 Restructuring Plan, and as of June 30, 2017, we had made total cash payments of $60 million related to our 2016 Restructuring Plan since committing to the plan. These payments were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan
Six Months Ended June 30, 2017
Termination benefits	$6
Transfer costs	24
Other	3
$33

Program to Date
Termination benefits	$14
Transfer costs	39
Other	7
$60

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2016 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed balance sheets:

(in millions)	2016 Restructuring Plan
Accrued as of December 31, 2016	$16
Charges (credits)	3
Cash payments	(6)
Accrued as of June 30, 2017	$13

In addition to our accrual for termination benefits, we had a $7 million liability as of June 30, 2017 and $6 million as of December 31, 2016 for other restructuring-related items.

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2017	December 31, 2016
Accounts receivable	$1,564	$1,591
Less: allowance for doubtful accounts	(74)	(73)
Less: allowance for sales returns	(46)	(46)
	$1,444	$1,472

The following is a rollforward of our allowance for doubtful accounts for the second quarter and first half of 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$75	$80	$73	$75
Net charges to expenses	2	3	5	7
Utilization of allowances	(3)	(3)	(4)	(2)
Ending balance	$74	$80	$74	$80

Inventories

	As of
(in millions)	June 30, 2017	December 31, 2016
Finished goods	$652	$625
Work-in-process	97	94
Raw materials	274	236
	$1,023	$955

Other current assets

	As of
(in millions)	June 30, 2017	December 31, 2016
Prepaid expenses	$91	$58
Restricted cash	251	243
Other	143	240
	$485	$541

Property, plant and equipment, net

	As of
(in millions)	June 30, 2017	December 31, 2016
Land	$92	$91
Buildings and improvements	1,043	981
Equipment, furniture and fixtures	3,081	2,955
Capital in progress	305	338
	4,521	4,365
Less: accumulated depreciation	2,870	2,735
	$1,651	$1,630

Depreciation expense was $65 million for the second quarter of 2017, $62 million for the second quarter of 2016, $127 million for the first half of 2017 and $126 million for the first half of 2016.

Accrued expenses

	As of
(in millions)	June 30, 2017	December 31, 2016
Legal reserves	$1,152	$1,062
Payroll and related liabilities	486	572
Accrued contingent consideration	39	63
Other	561	615
	$2,238	$2,312

Other long-term liabilities

	As of
(in millions)	June 30, 2017	December 31, 2016
Accrued income taxes	$797	$781
Legal reserves	627	961
Accrued contingent consideration	63	141
Other long-term liabilities	485	455
	$1,972	$2,338

Accrued warranties

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual during the first half of 2017 and 2016 consisted of the following:

	Six Months Ended June 30,
(in millions)	2017	2016
Beginning Balance	$22	$23
Provision	13	10
Settlements/reversals	(13)	(13)
Ending Balance	$22	$20

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations was (60.3) percent for the second quarter of 2017 as compared to 47.8 percent for the second quarter of 2016. For the first half of 2017, our effective tax rate from continuing operations was (10.1) percent, as compared to 97.0 percent for the first half of 2016. The change in our reported tax rates for the second quarter and first half of 2017, as compared to the same periods in 2016, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related items, contingent consideration, restructuring and restructuring-related items, investment impairment-related items, litigation-related items and amortization expense, as well as the impact of certain discrete tax items.

As of June 30, 2017, we had $1.116 billion of gross unrecognized tax benefits, of which a net $1.027 billion, if recognized, would affect our effective tax rate. As of December 31, 2016, we had $1.095 billion of gross unrecognized tax benefits, of which a net $1.006 billion, if recognized, would affect our effective tax rate.

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

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment. We have filed petitions with the U.S. Tax Court (Tax Court) contesting the Notices of Deficiency for the 2001 through 2007 tax years in challenge and submitted a letter to the IRS Office of Appeals (IRS Appeals) protesting the Revenue Agent Report for the 2008 through 2010 tax years and requesting an administrative appeal hearing. The issues in dispute were scheduled to be heard in Tax Court in late July 2016. On July 19, 2016, we entered into a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as the issues related to our transaction with Abbott, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years and if applicable, review by the United States Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with the IRS Appeals as to the resolution of transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest, through the date of payment. If finalized, payments related to the resolution are expected in the next three to nine months. We believe that our income tax reserves associated with these matters are adequate as of June 30, 2017 and we do not expect to recognize any additional charges related to the resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $612 million accrued for gross interest and penalties as of June 30, 2017 and $572 million as of December 31, 2016. We recognized net tax expense related to interest and penalties of $13 million during the second quarter of 2017 and the second quarter of 2016, $26 million during the first half of 2017 and $23 million during the first half of 2016.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $757 million.

NOTE I – COMMITMENTS AND CONTINGENCIES

The medical device market in which we primarily participate is largely technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Over the years, there has been litigation initiated against us by others, including our competitors, claiming that our current or former product offerings infringe patents owned or licensed by them. Intellectual property litigation is inherently complex and unpredictable. In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding or in a series of related proceedings or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

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

Our accrual for legal matters that are probable and estimable was $1.779 billion as of June 30, 2017 and $2.023 billion as of December 31, 2016 and includes certain estimated costs of settlement, damages and defense. We recorded $208 million of litigation-related charges during the first half of 2017 and $628 million of litigation-related charges during the first half of 2016. The net charges recorded in the first half of 2017 and 2016 primarily include amounts related to transvaginal surgical mesh product liability cases and claims. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2017, and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On November 29, 2016 Nevro Corp. (“Nevro”) filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Neuromodulation Corporation, in the United States District Court for the Northern District of California alleging that six U.S. patents (Alataris) owned by Nevro are infringed by our spinal cord stimulation systems. On June 29, 2017, Nevro amended the complaint to add an additional patent (Fang). We deny the plaintiff's allegations and intend to defend ourselves vigorously.

Product Liability Litigation

As of July 26, 2017, approximately 48,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also fewer than 20 cases in Canada, inclusive of one certified and three putative class actions, and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the United States District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of July 26, 2017, we have entered into master settlement agreements in principle or are in final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 38,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 38,000 cases and claims, approximately 14,500 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

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

On February 27, 2017, Carolyn Turner filed a complaint against us and five other defendants asserting for herself and on behalf of a putative class of similarly situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the United States District Court for the Middle District of Florida, Orlando Division and alleges violations of the Racketeer Influenced and Corrupt Organizations Act (RICO), negligence, strict liability, breach of an express or implied warranty, intentional and negligent misrepresentation, fraud and unjust enrichment. Ms. Turner served this complaint against the Company on April 7, 2017. As of April 27, 2017, this case has been stayed, pending resolution of the transfer petition to the mesh multidistrict litigation. We deny the plaintiff’s allegations and intend to defend ourselves vigorously.

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

Governmental Investigations and Qui Tam Matters

On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corp. in the U.S. District Court for the District of New Jersey on March 2, 2011. On August 8, 2012, we learned that the federal government had previously declined to intervene in this matter. The relators’ complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corp. violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events, and promotion of off-label uses. On September 10, 2012, the relators filed an amended complaint revising and restating certain of the claims in the original complaint. Our motion to dismiss, filed subsequently, was denied on May 31, 2013, and on June 28, 2013, we answered the amended complaint and brought certain counterclaims arising from relators’ unauthorized removal of documents from the business during their employments, which the relators moved to dismiss on July 22, 2013. The Court denied relators’ motion to dismiss the counterclaims on September 4, 2014. Following the completion of fact and expert discovery, we filed a motion for summary judgment against all claims on January 27, 2017; relators filed their own motion for summary judgment against our counterclaims that same date; and the parties await the Court’s rulings on the motions.

On December 1, 2015, the Brazilian governmental entity known as CADE (the Administrative Council of Economic Defense), served a search warrant on the offices of our Brazilian subsidiary, as well as on the Brazilian offices of several other major medical device makers who do business in Brazil, in furtherance of an investigation into alleged anti-competitive activity with respect to certain tender offers for government contracts. On June 20, 2017, CADE, through the publication of a “technical note,” announced that it was launching a formal administrative proceeding against Boston Scientific’s Brazilian subsidiary, Boston Scientific do Brasil Ltda., as well as against the Brazilian operations of Medtronic, Biotronik, and St. Jude Medical, two Brazilian associations, ABIMED and AMBIMO, and 29 individuals for alleged anti-competitive behavior. We deny the allegations and intend to defend ourselves vigorously.

On December 14, 2016, we learned that the Associacao Brasileira de Medicina de Grupo d/b/a ABRAMGE filed a complaint against the Company, Arthrex and Zimmer Biomet Holdings, in the United States District Court for the District of Delaware. This complaint, which ABRAMGE never served against the Company, alleges that the defendants or their agents paid kickbacks to health care providers in order to increase sales and prices and are liable under a variety of common law theories. On February 6, 2017, ABRAMGE filed and served an amended complaint on the Company and the other defendants. The amended complaint does not contain any material changes in the allegations against the Company. Subsequently, on March 2, 2017, ABRAMGE filed a motion to consolidate this lawsuit with two other similar suits that it had brought against Stryker and Abbott Laboratories, in a multidistrict litigation proceeding. On April 13, 2017, we filed a motion to dismiss the amended complaint, as well as a separate opposition to the multidistrict litigation motion, and on May 31, 2017, the Joint Panel on Multi-District Litigation denied ABRAMGE’s motion for the multidistrict litigation.

Other Proceedings

On November 2, 2015, Acacia Research Corporation (ARC) filed an arbitration demand with the American Arbitration Association alleging that the Company breached an agreement relating to the sale of patents from the Company to ARC. The hearing began on February 20, 2017. On May 12, 2017 the arbitrators reached a confidential decision.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2017	2016		2017	2016
Weighted average shares outstanding - basic	1,369.8	1,357.4		1,367.6	1,353.9
Net effect of common stock equivalents	21.3	—	*	23.0	—	*
Weighted average shares outstanding - assuming dilution	1,391.1	1,357.4		1,390.6	1,353.9

*We generated net losses in the second quarter and first half of 2016. Our weighted-average shares outstanding for earnings per share calculations exclude common stock equivalents of 17.7 million for the second quarter of 2016 and 18.6 million for the first half of 2016 due to our net loss positions.

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

We issued approximately one million shares of our common stock in the second quarter of 2017, four million shares of our common stock in the second quarter of 2016, eight million shares of our common stock in the first half of 2017 and 12 million shares of our common stock in the first half of 2016, following the exercise of underlying stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first half of 2017 or 2016.

NOTE K – SEGMENT REPORTING

We have three reportable segments comprised of Cardiovascular, Rhythm Management and MedSurg, which represent an aggregation of our operating segments.
Each of our reportable segments generates revenue from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding the impact of changes in foreign currency. Sales generated from reportable segments, as well as operating results of reportable segments and corporate expenses, are calculated based on internally-derived standard currency exchange rates, which may differ from year to year and do not include intersegment profits.
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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2017	2016	2017	2016
		(restated)		(restated)
Net sales
Interventional Cardiology	$612	$580	$1,217	$1,140
Peripheral Interventions	277	260	545	508
Cardiovascular	889	840	1,762	1,648

Cardiac Rhythm Management	484	476	956	915
Electrophysiology	67	60	133	120
Rhythm Management	551	536	1,089	1,035

Endoscopy	405	361	792	700
Urology and Pelvic Health	282	255	546	485
Neuromodulation	154	135	296	257
MedSurg	841	751	1,634	1,442
Net sales allocated to reportable segments	2,281	2,127	4,485	4,125
Impact of foreign currency fluctuations	(24)	(1)	(67)	(35)
	$2,257	$2,126	$4,418	$4,090

Income (loss) before income taxes
Cardiovascular	$268	$249	$513	$503
Rhythm Management	115	73	216	140
MedSurg	270	234	508	448
Operating income allocated to reportable segments	653	556	1,237	1,091
Corporate expenses and currency exchange	(66)	(58)	(153)	(99)
Acquisition-related, restructuring- and restructuring-related, and litigation-related net credits (charges)	(220)	(697)	(210)	(762)
Amortization expense	(142)	(135)	(285)	(271)
Operating income (loss)	225	(334)	589	(41)
Other expense, net	(134)	(63)	(193)	(128)
Income (loss) before income taxes	$91	$(397)	$396	$(169)

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income for the three and six months ended June 30, 2017 and June 30, 2016. Amounts in the chart below are presented net of tax.

Three Months Ended June 30, 2017
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items / Other	Total
Balance as of March 31, 2017	$(71)	$52	$(6)	$(21)	$(46)
Other comprehensive income (loss) before reclassifications	13	(4)	—	—	9
Amounts reclassified from accumulated other comprehensive income	—	(17)	2	(1)	(16)
Net current-period other comprehensive income	13	(21)	2	(1)	(7)
Balance as of June 30, 2017	$(58)	$31	$(4)	$(22)	$(53)

Three Months Ended June 30, 2016
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items / Other	Total
Balance as of March 31, 2016	$(38)	$83	$(10)	$35
Other comprehensive income (loss) before reclassifications	(21)	(64)	(1)	(86)
Amounts reclassified from accumulated other comprehensive income	—	(20)	1	(19)
Net current-period other comprehensive income	(21)	(84)	—	(105)
Balance as of June 30, 2016	$(59)	$(1)	$(10)	$(70)

Six Months Ended June 30, 2017
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items / Other	Total
Balance as of December 31, 2016	$(79)	$107	$(6)	$(21)	$1
Other comprehensive income (loss) before reclassifications	21	(41)	—	(2)	(22)
Amounts reclassified from accumulated other comprehensive income	—	(35)	2	1	(32)
Net current-period other comprehensive income	21	(76)	2	(1)	(54)
Balance as of June 30, 2017	$(58)	$31	$(4)	$(22)	$(53)

Six Months Ended June 30, 2016
(in millions)	Foreign currency translation adjustments	Unrealized gains/losses on derivative financial instruments	Defined benefit pension items / Other	Total
Balance as of December 31, 2015	$(54)	$152	$(10)	$88
Other comprehensive income (loss) before reclassifications	(5)	(102)	(3)	(110)
Amounts reclassified from accumulated other comprehensive income	—	(51)	3	(48)
Net current-period other comprehensive income	(5)	(153)	—	(158)
Balance as of June 30, 2016	$(59)	$(1)	$(10)	$(70)

The income tax impact of the amounts in other comprehensive income for unrealized gains and losses on derivative financial instruments before reclassifications was a benefit of $2 million in the second quarter of 2017, and a benefit of $36 million in the second quarter of 2016, a benefit of $23 million in the first half of 2017 and a benefit of $57 million in the first half of 2016. The gains and losses on derivative financial instruments reclassified were reduced by income tax impacts of $10 million in the second quarter of 2017, $12 million in the second quarter of 2016, $20 million in the first half of 2017 and $29 million in the first half of 2016. Refer to Note D – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassification was immaterial in both the second quarter of 2017 and the second quarter of 2016, and for both the first half of 2017 and 2016.
The gains and losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in the second quarter and first half of 2017 and the second quarter of 2016 and first half of 2016.
The gains and losses on available-for-sale securities were reduced by immaterial income tax impacts for both the second quarter and first half of 2017.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our condensed consolidated financial statements.

Standards Implemented since December 31, 2016

ASC Update No. 2016-09

In March 2016, the FASB issued ASC Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of Update No. 2016-09 is to simplify accounting for share-based payment transactions, such as, the accounting for income taxes, statutory tax withholding requirements, forfeitures and statement of cash flow presentation. Update No. 2016-09 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.

We adopted Update No. 2016-09 prospectively in the first quarter of 2017 and, as such, no prior periods were adjusted. We previously recorded income tax benefits or deficiencies to additional paid-in capital; however, Update No. 2016-09 requires that all tax benefits or deficiencies be recorded to the provision for income taxes. In the first quarter of 2017, we recorded an income tax benefit of $28 million, which we expect represents the majority of excess tax benefits in 2017 due to the annual vesting of our awards during the first quarter. The actual impact to future periods will depend on the price of our stock, number of stock options exercised and other factors that are difficult to predict. In the first quarter of 2017, a cumulative effect adjustment of $76 million was recorded to retained earnings upon adoption for windfall tax benefits not previously recognized.

ASC Update No. 2016-17

In October 2016, the FASB issued ASC Update No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The purpose of Update No. 2016-17 is to amend the consolidation guidance from Update No. 2015-02 on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendment requires that a single decision maker include those indirect interests held through related parties that are under common control with the single decision maker on a proportionate basis consistent with indirect interests held through other related parties. Update No. 2016-17 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. We adopted Update No. 2016-17 in the first quarter of 2017. The adoption of Update No. 2016-17 did not have a material impact on our financial position or results of operations.

ASC Update No. 2016-19

In December 2016, the FASB issued ASC Update No. 2016-19, Technical Corrections and Improvements. The purpose of Update No. 2016-19 is to clarify or correct unintended applications of guidance that affects a wide variety of topics in the ASC. Most of the amendments in this Update did not require transition guidance and were effective immediately. Six amendments in this update clarified guidance or corrected references in the ASC and were effective for annual periods beginning after December 15, 2016, including interim periods within these annual periods. We adopted these amendments in the first quarter of 2017. The adoption of Update No. 2016-19 did not have a material impact on our financial position or results of operations.

ASC Update No. 2017-04

In January 2017, the FASB issued ASC Update No. 2017-04, Intangibles - Goodwill and Other Topics (Topic 350): Simplifying the Test for Goodwill Impairment. The purpose of Update No. 2017-04 is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the impaired fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this amendment, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit's fair value. We elected to early adopt Update No. 2017-04 prospectively in the first quarter of 2017. The adoption of Update No. 2017-04 did not have a material impact on our financial position or results of operations.

Standards to be Implemented

ASC Update No. 2014-09

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. FASB ASC Topic 606, as amended, becomes effective for annual periods beginning after December 15, 2017, at which point we plan to adopt the standard. We currently plan to adopt the standard using the “modified retrospective method.” Under that method, we will apply the rules to contracts that are not completed as of January 1, 2018, and recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

We have reached conclusions on our key accounting assessments related to the standard and are finalizing our accounting policies. Based on our initial assessment, we believe the timing of revenue recognition for our primary revenue stream, single-use medical device sales, will not materially change. We are still finalizing our accounting policies related to variable consideration and assessing disclosure requirements. Upon adopting FASB ASC Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations.

In 2017, we are implementing new internal controls as part of our efforts to adopt the new revenue recognition standard. These internal controls include providing global training to our finance team and holding regular meetings with management and the Audit Committee to review and approve key decisions. Upon adoption, we expect to implement new internal controls related to our accounting policies and procedures. We will require new internal controls to address risks associated with applying the five-step model, specifically related to judgments made in connection to variable consideration and applying the constraint. Additionally, we will establish monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment. During the second half of 2017, we expect to finalize our impact assessment and redesign impacted processes, policies and controls.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. It requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. Update No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early application of certain provisions is permitted. We are unable to determine the effect that the adoption will have on our financial position and results of operations, as it will depend on the equity investments at the adoption date and their future performance.

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). The purpose of Update No. 2016-02 is to increase the transparency and comparability among organizations by recognizing lease asset and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Update No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual. Early application is permitted. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early application is permitted for annual periods beginning after December 15, 2018. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-15

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments, or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including application in an interim period. We are in the process of determining the effect that the adoption will have on our consolidated statements of cash flows.

ASC Update No. 2016-16

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of Update No. 2016-16 is to allow an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to a third party, or impaired. Update No. 2016-16 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early application is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-18

In November 2016, the FASB issued ASC Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statement of cash flows as well as increased disclosure requirements. It requires beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. Update No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods. Early application is permitted. We are in the process of determining the effect the adoption will have on our consolidated statements of cash flows.

ASC Update No. 2017-01

In January 2017, the FASB issued ASC Update No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The purpose of Update No. 2017-01 is to change the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. Update No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual or interim period for which financial statements have not been issued or made available for issuance. The adoption of Update No. 2017-01 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2017-09

In May 2017, the FASB issued ASC Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The purpose of Update No. 2017-09 is to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Update No. 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early application is permitted as of the beginning of an annual or interim period for which financial statements have not been issued or made available for issuance. The adoption of Update No. 2017-09 is not expected to have a material impact on our financial position or results of operations.

ASC Update No. 2017-10

In May 2017, the FASB issued ASC Update No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). The purpose of Update No. 2017-10 is to address the diversity in practice as to how an operating entity determines the customer of the operation services in a service concession agreement. Update No. 2017-10 is effective the same time as FASB ASC Topic 606 and requires the same transition method elected for FASB ASC Topic 606. The adoption of Update No. 2017-10 is not expected to have a material impact on our financial position or results of operations.

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

Financial Summary

Three Months Ended June 30, 2017

Our net sales for the second quarter of 2017 were $2.257 billion, as compared to net sales of $2.126 billion for the second quarter of 2016, an increase of $131 million, or six percent. Our adjusted net sales, excluding a negative impact of $23 million in the second quarter 2017 due to changes in foreign currency exchange rates, increased $154 million, or seven percent as compared to the same period in the prior year.1 This increase included adjusted net sales of $26 million in the second quarter of 2017, with no prior year period related net sales, due to the acquisition of EndoChoice Holdings, Inc. (EndoChoice) during the fourth quarter of 2016, and the recent acquisition of Symetis SA (Symetis), which closed during the second quarter of 2017. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the second quarter of 2017 was $146 million, or $0.11 per share. Our reported results for the second quarter of 2017 included acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, investment impairment charges and amortization expense totaling $298 million (after-tax), or $0.21 per share. Adjusted net income, which excludes these items, for the second quarter of 2017, was $444 million, or $0.32 per share.1 Our reported net loss for the second quarter of 2016 was $207 million, or $(0.15) per share, primarily due to litigation-related charges. Our reported results for the second quarter of 2016 included acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $580 million (after-tax), or $0.42 per share. Adjusted net income, which excludes these items, for the second quarter of 2016, was $373 million, or $0.27 per share.1

1 Adjusted net sales growth rates, which exclude the impact of changes in foreign currency exchange rates and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP) are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended June 30, 2017
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$91	$55	$146	$0.11
Non-GAAP adjustments:
Acquisition-related net charges	8	(9)	(1)	0.00
Restructuring and restructuring-related net charges	16	(3)	13	0.01
Litigation-related net charges	205	(74)	131	0.09
Investment impairment charges	53	(19)	34	0.02
Amortization expense	142	(21)	121	0.09
Adjusted net income	$515	$(71)	$444	$0.32

	Three Months Ended June 30, 2016
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$(397)	$190	$(207)	$(0.15)
Non-GAAP adjustments:
Acquisition-related net charges	53	(4)	49	0.04	*
Restructuring and restructuring-related net charges	26	(5)	21	0.02	*
Litigation-related net charges	618	(224)	394	0.28	*
Amortization expense	135	(19)	116	0.08	*
Adjusted net income	$435	$(62)	$373	$0.27

*Assumes dilution of 17.7 million shares for the three months ended June 30, 2016 for all or a portion of these non-GAAP adjustments.

Six Months Ended June 30, 2017

Our net sales for the first half of 2017 were $4.418 billion, as compared to net sales of $4.090 billion for the first half of 2016, an increase of $328 million, or eight percent. Our adjusted net sales, excluding a negative impact of $32 million on our first half of 2017 due to changes in foreign currency exchange rates, increased $360 million, or nine percent as compared to the same period in the prior year.1 This increase included adjusted net sales of approximately $45 million in the first half of 2017, with no prior year period related net sales, due to the acquisitions of the EndoChoice and Symetis, as previously described. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first half of 2017 was $436 million, or $0.31 per share. Our reported results for the first half of 2017 included acquisition-related net credits, restructuring and restructuring-related net charges, litigation-related net charges, investment impairment charges and amortization expense totaling $405 million (after-tax), or $0.29 per share. Excluding these items, net income for the first half of 2017 was $841 million, or $0.60 per share.1 Our reported net loss for the first half of 2016 was $5 million, or $(0.00) per share. Our reported results for the first half of 2016 included acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $756 million (after-tax), or $0.55 per share. Excluding these items, net income for the first half of 2016 was $751 million, or $0.55 per share.1

1Adjusted net sales growth rates, which exclude the impact of changes in foreign currency exchange rates and adjusted net income and adjusted net income per share, which exclude certain items required by U.S. GAAP, are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Six Months Ended June 30, 2017
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$396	$40	$436	$0.31
Non-GAAP adjustments:
Acquisition-related net credits	(24)	(9)	(33)	(0.02)
Restructuring and restructuring-related net charges	35	(7)	28	0.02
Litigation-related net charges	208	(75)	133	0.10
Investment impairment charges	53	(19)	34	0.02
Amortization expense	285	(42)	243	0.17
Adjusted net income	$953	$(112)	$841	$0.60

	Six Months Ended June 30, 2016
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$(169)	$164	$(5)	$(0.00)
Non-GAAP adjustments:
Acquisition-related net charges	96	(2)	94	0.07	*
Restructuring and restructuring-related net charges	38	(10)	28	0.02	*
Litigation-related net charges	628	(228)	400	0.29	*
Amortization expense	271	(37)	234	0.17	*
Adjusted net income	$864	$(113)	$751	$0.55

*Assumes dilution of 18.6 million shares for the six months ended June 30, 2016 for all or a portion of these non-GAAP adjustments.

Cash provided by operating activities was $299 million for the first half of 2017. As of June 30, 2017, we had total debt of $5.835 billion, cash and cash equivalents of $195 million and a working capital deficit of $1.078 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

Net Sales

The following table provides our net sales by business and the relative change on an as reported and operational basis. The operational growth rates in the tables below can be recalculated from our net sales presented in Note K – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. Operational growth rates, which exclude the impact of changes in foreign currency exchange rates, are not financial measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable U.S. GAAP financial measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended June 30,		As Reported Basis	Less: Impact of Foreign Currency	Operational Basis
(in millions)	2017	2016

Interventional Cardiology	$603	$579	4%	(1)%	5%
Peripheral Interventions	273	258	6%	(1)%	7%
Cardiovascular	876	837	5%	(1)%	6%
Cardiac Rhythm Management	480	477	1%	(1)%	2%
Electrophysiology	67	60	12%	(1)%	13%
Rhythm Management	547	537	2%	(1)%	3%
Endoscopy	400	361	11%	(1)%	12%
Urology and Pelvic Health	280	256	10%	0%	10%
Neuromodulation	154	135	14%	0%	14%
MedSurg	834	752	11%	(1)%	12%

Net Sales	$2,257	$2,126	6%	(1)%	7%

			Change
	Six Months Ended June 30,		As Reported Basis	Less: Impact of Foreign Currency	Operational Basis
(in millions)	2017	2016

Interventional Cardiology	$1,194	$1,128	6%	(1)%	7%
Peripheral Interventions	534	501	6%	(1)%	7%
Cardiovascular	1,728	1,629	6%	(1)%	7%
Cardiac Rhythm Management	943	910	4%	(1)%	5%
Electrophysiology	130	119	10%	(1)%	11%
Rhythm Management	1,073	1,029	4%	(1)%	5%
Endoscopy	780	693	12%	(1)%	13%
Urology and Pelvic Health	542	483	12%	(1)%	13%
Neuromodulation	295	256	15%	(1)%	16%
MedSurg	1,617	1,432	13%	0%	13%

Net Sales	$4,418	$4,090	8%	(1)%	9%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions. Our product offerings include coronary stents, including drug-eluting and bare metal stent systems, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems and fractional flow reserve systems (FFR), which comprise our PCI Guidance offering to assist in the diagnosis of coronary artery disease. Our structural heart product offerings include our WATCHMAN™ device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation that are at risk for ischemic stroke and a portfolio of devices for transcatheter aortic valve replacement (TAVR). Our TAVR portfolio includes our Lotus™ Valve System, which is based on a mechanically-expanded architecture, and our ACURATE TA™, ACURATE neo™ and ACURATE TF™ Valve Systems, which are based on a self-expanding architecture. Together, our TAVR portfolio provides a set of solutions to treat a broad range of patient disease state and physician preference.

The original Lotus™ Valve System as well as our next generation Lotus EDGE™ Valve System are investigational devices in the U.S. and not yet commercially available in the U.S. market. In October 2016, we suspended our limited launch of the Lotus EDGE Valve System in Europe and other CE-mark countries and initiated a voluntary removal of field inventory due to reports that, in some cases, the device could not be fully locked during the procedure due to premature release of a pin connecting the Lotus EDGE Valve to the delivery system. In February 2017, we initiated a voluntary removal of all Lotus Valve Devices, including Lotus with Depth Guard™ Technology, from global commercial and clinical sites due to reports of premature release of a pin connecting the Lotus Valve to the delivery system. As with the prior announced suspension of our Lotus Edge Valve System device, we believe that the issue is caused by excess tension in the pin mechanism introduced during the manufacturing process. We expect to bring the Lotus Valve platform back to market in Europe by the end of 2017. We anticipate filing the U.S. PMA submission for the Lotus Edge Valve System, the next generation platform, in the fourth quarter of 2017, with a U.S. launch planned for mid-2018.

Our WATCHMAN™ Left Atrial Appendage Closure Technology (WATCHMAN) is the first device studied in a randomized clinical trial to offer an alternative to warfarin and is marketed globally. We believe that the WATCHMAN device will be the only left atrial appendage closure technology commercially available in the U.S. through at least 2019.

Our net sales of Interventional Cardiology products of $603 million represented 27 percent of our consolidated net sales for the second quarter of 2017. Our Interventional Cardiology net sales increased $24 million, or four percent, in the second quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, excluding a negative impact of one percent in the second quarter of 2017 due to changes in foreign currency exchange rates, increased five percent as compared to the same period in the prior year. This year-over-year increase was primarily related to sales of our WATCHMAN device, growth in our PCI Guidance product offerings and growth in our portfolio of other specialty products to treat complex coronary disease.

On December 12, 2016, we completed the acquisition of certain manufacturing assets and capabilities of the Neovasc, Inc. (Neovasc) advanced biological tissue business. With this acquisition, we are integrating certain manufacturing assets and biologic tissue capabilities into our structural heart business for use in the manufacturing of the Lotus Valve System and future heart valve technologies within our Interventional Cardiology business. We expect this integration to be substantially complete by the end of 2018.

On May 16, 2017 we completed the acquisition of Symetis SA (Symetis) for approximately $430 million in cash. Symetis is a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve implantation (TAVI) devices. Upon completion of the acquisition, we began selling the ACURATE TA™, ACURATE neo™ ACURATE TF™ Valve Systems in Europe and in other geographies outside of the United States. We are in the process of integrating Symetis into our Interventional Cardiology business and expect the integration to be substantially complete by the end of 2018.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular and venous diseases, along with products to treat, diagnose and ease various forms of cancer.

Our net sales of PI products of $273 million represented 12 percent of our consolidated net sales for the second quarter of 2017. Our PI net sales increased $15 million, or six percent, in the second quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, excluding a negative impact of one percent in the second quarter of 2017 due to changes in foreign currency exchange rates, increased seven percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth in our core PI franchises, particularly our stent portfolio, our drug-eluting product franchise, our atherectomy systems, as well as, our interventional oncology franchise.

Rhythm Management

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and implantable cardiac resynchronization therapy defibrillators (CRT-D), the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD System, and pacemaker systems that monitor the heart and deliver electricity to treat cardiac abnormalities. In addition, in most geographies, our implantable device systems include our remote LATITUDE™ Patient Management System, which enables physicians to monitor device performance remotely, allowing for more frequent monitoring in order to guide treatment decisions.

Our net sales of CRM products of $480 million represented 21 percent of our consolidated net sales for the second quarter of 2017. Our net sales of CRM products increased $3 million, or one percent, in the second quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, excluding a negative impact of one percent in the second quarter of 2017 due to changes in foreign currency exchange rates, increased two percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by strong pacemaker growth from our ACCOLADE™ family of magnetic resonance imaging (MRI) safe pacemakers and the Ingevity™ MRI Pacing Lead in the U.S., global growth from our quadripolar cardiac resynchronization therapy pacemakers (CRT-P), and global growth in our S-ICD franchise.

The following are the components of our CRM net sales:

	Three Months Ended June 30,
(in millions)	2017	2016
Defibrillator systems	$329	$333
Pacemaker systems	151	144
CRM products	$480	$477

In our Defibrillator portfolio, we offer several lines of ICD’s, including our longest lasting EL (extended longevity) ICD and CRT-D’s using our proprietary EnduraLife™ Battery Technology and our MINI ICD, our smallest and thinnest ICD. In addition, we offer our EMBLEM™ MRI S-ICD System, which affords physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature. Our EMBLEM MRI S-ICD System offers greater longevity, LATITUDE™ Patient Management Remote Monitoring Technology and smaller size as compared to the first generation of S-ICD therapy. We also offer several lines of CRT-D systems, including our X4 line of quadripolar systems, a suite of ACUITY™ X4 Quadripolar LV Leads and the ACUITY™ PRO Lead Delivery System. We initiated the full U.S. launch of our ACUITY X4 Quadripolar LV Leads in March 2016. Our DYNAGEN™ and INOGEN™ transvenous ICD and CRT-D pulse generators, when paired with our most current generation of bradycardia, heart failure, and ICD leads, have MRI safe labeling in most major markets outside the U.S. In the U.S., we have finished enrollment in our U.S. High Voltage MRI approval trial, ENABLE MRI and remain on track for year end 2017 approval. We launched our RESONATE family of cardiac resynchronization therapy defibrillator (CRT-D) and implantable cardiac defibrillator (ICD) systems in Europe in February of 2016 and these systems are now in full commercialization. In the first quarter of 2017, we received FDA approval for the RESONATE family of High Voltage devices and expect full commercialization in the U.S. in late 2017 or early 2018. This next generation of CRT-D and ICD devices includes our proprietary EnduraLife Battery Technology, heart failure trend monitoring, HeartLogic™ compatibility and SmartCRT™ Technology in our CRT-D devices. Our SmartCRT technology includes MultiSite Pacing technology that allows a personalized approach to care in CRT-D patients.

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

Our net sales of Electrophysiology products of $67 million represented three percent of our consolidated net sales for the second quarter of 2017. Our Electrophysiology net sales increased $7 million, or 12 percent, in the second quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, excluding a negative impact of one percent in the second quarter of 2017 due to changes in foreign currency exchange rates, increased 13 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by increased sales of our next generation Rhythmia Mapping System, Rhythmia HDx™ and related catheters and other accessories.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies.

Our net sales of Endoscopy products of $400 million represented 18 percent of our consolidated net sales for the second quarter of 2017. Our Endoscopy net sales increased $39 million, or 11 percent, in the second quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, excluding a negative impact of one percent in the second quarter of 2017 due to changes in foreign currency exchange rates, increased 12 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our hemostasis franchise, featuring our Resolution™ and Resolution 360™ Clips, our biliary franchise with our SpyGlass™ DS Direct Visualization System and the AXIOS™ Stent and Electrocautery-Enhanced Delivery System for endoscopic ultrasound-guided transmural drainage of pancreatic pseudocysts, as well as our Acquire™ Endoscopic Ultrasound Fine Needle Biopsy (FNB) Device for sampling of gastrointestinal lesions and our infection prevention products and pathology services that were acquired as part of the EndoChoice acquisition.

On November 22, 2016, we completed the acquisition of EndoChoice. EndoChoice is an Alpharetta, Georgia-based company focused on the development and commercialization of infection prevention products, pathology services and single-use devices for specialists treating a wide range of GI conditions. We began the process of integrating EndoChoice into our Endoscopy business in the fourth quarter of 2016 and expect to be complete by the end of 2017.

On November 1, 2016, we acquired the LumenR™ Tissue Retractor System from LumenR LLC (LumenR), a privately held Newark, California based company. The LumenR™ Tissue Retractor System is currently in development for use during endoscopic resection of lesions in the colon, esophagus or stomach. The integration of the LumenR™ acquisition was completed in the first quarter of 2017.

Urology and Pelvic Health

Our Urology and Pelvic Health division develops and manufactures devices to treat various urological and pelvic conditions, such as kidney stones, benign prostatic hyperplasia (BPH), erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps.

Our net sales of Urology and Pelvic Health products of $280 million represented 12 percent of our consolidated net sales for the second quarter of 2017. Urology and Pelvic Health net sales increased $24 million, or 10 percent, in the second quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, excluding an immaterial negative impact in the second quarter of 2017 due to changes in foreign currency exchange rates, increased 10 percent as compared to the same period in the prior year. This year-over-year increase was primarily attributable to the sales growth of our kidney stone products, led by sales of our LithoVue™ Digital Flexible Ureteroscope; our pelvic floor products, as a result of market share gains primarily driven by a competitor exiting the market during the first half of 2016; and our erectile dysfunction and male incontinence products.

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

Neuromodulation

Our Neuromodulation business offers the Precision™, Precision Spectra™, Precision Montage™ and Precision Novi™ Spinal Cord Stimulator (SCS) Systems, used for the management of chronic pain. Internationally, Vercise™, Vercise™ PC, and Vercise™ Gevia™ Deep Brain Stimulation (DBS) Systems are offered in various countries in Europe, Latin America and Asia Pacific for the treatment of Parkinson's disease, tremor and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions.

The Vercise™ PC DBS System with its Neural Navigator™ Programming Software allows for programming flexibility, designed to treat a greater range of patients throughout their disease progression. The Cartesia™ Directional Lead, powered by current steering, uses multi-directional stimulation for greater precision, intended to minimize side effects for patients. We are currently in a U.S. pivotal trial with our Vercise DBS System for the treatment of Parkinson’s disease, and expect to launch into the U.S. DBS market by the end of 2017, followed by our directional lead and MRI-conditional labeling in 2018.

Our net sales of Neuromodulation products of $154 million represented seven percent of our consolidated net sales for the second quarter of 2017. Neuromodulation net sales increased $19 million, or 14 percent, in the second quarter of 2017, as compared to the same period in the prior year. Our adjusted net sales, excluding an immaterial negative impact in the second quarter due to changes in foreign currency exchange rates, increased 14 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by share gains from our Precision Montage™ System, continued adoption of the Precision Spectra™ with MultiWave™ Technology SCS System in the U.S. and an increase in international sales.

On July 27, 2016, we completed the acquisition of Cosman Medical, Inc. (Cosman), a privately held manufacturer of radiofrequency ablation systems, expanding our Neuromodulation portfolio and offering physicians treating patients with chronic pain a wider choice of non-opioid therapeutic options. We are in the process of integrating Cosman into our Neuromodulation business and expect the integration to be substantially complete by the end of 2017.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our most recent Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately 10 percent of our consolidated net sales in the second quarter of 2017 and approximately nine percent in the second quarter of 2016. In the second quarter of 2017, our Emerging Market net sales grew 13 percent and our adjusted net sales, which excludes the impact of foreign currency exchange rates, grew 15 percent, as compared to the same period in the prior year.

Gross Profit

Our gross profit was $1.625 billion for the second quarter of 2017, $1.487 billion for the second quarter of 2016, $3.136 billion for the first half of 2017 and $2.879 billion for the first half of 2016. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2016	70.0%	70.4%
Manufacturing cost reductions	2.0	1.9
Sales pricing and mix	0.6	0.3
Net impact of foreign currency	(0.5)	(0.9)
All other, including other period expense	(0.1)	(0.7)
Gross profit margin - period ended June 30, 2017	72.0%	71.0%

The primary factors contributing to the increase in our gross profit margins during the second quarter and first half of 2017, as compared to the same periods in 2016, were the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs, as well as favorability due to product mix. Partially offsetting these factors was the negative impact of foreign currency fluctuations.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	815	36.0%	779	36.6%	1,609	36.4%	1,497	36.6%
Research and development expenses	244	10.8%	222	10.4%	480	10.9%	431	10.5%
Royalty expense	17	0.8%	20	0.9%	34	0.8%	39	1.0%

Selling, General and Administrative (SG&A) Expenses

In the second quarter of 2017, our SG&A expenses increased $36 million, or five percent, as compared to the second quarter of 2016 and were 60 basis points lower as a percentage of net sales. In the first half of 2017 our SG&A expenses increased $112 million, or seven percent, as compared to the first half of 2016 and were 20 basis points lower as a percentage of net sales. The decrease in SG&A as a percentage of sales was primarily driven by the benefit of our targeted initiatives focused on reducing SG&A.

Research and Development (R&D) Expenses

In the second quarter of 2017, our R&D expenses increased $22 million, or 10 percent, as compared to the second quarter of 2016, and were 40 basis points higher as a percentage of net sales. In the first half of 2017, our R&D expenses increased $49 million, or 11 percent, as compared to the first half of 2016, and were 40 basis points higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth. The increase in expenses was due primarily to investments across all of our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the second quarter of 2017, our royalty expense decreased $3 million, or 15 percent, as compared to the second quarter of 2016. In the first half of 2017, our royalty expense decreased $5 million, or 13 percent, as compared to the first half of 2016. Our royalty expense remained relatively flat at approximately one percent of net sales in the second quarter and first half of 2017 and 2016. The decrease in royalty expense relates primarily to a lower royalty rate structure on certain products.

Amortization Expense

Our amortization expense was $142 million in the second quarter of 2017, as compared to $135 million in the second quarter of 2016, and $285 million in the first half of 2017, as compared to $271 million in the first half of 2016. This increase was primarily due to amortizable intangible assets acquired as part of the EndoChoice and Symetis acquisitions. Amortization expense is excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded a net benefit of $24 million during the second quarter of 2017 and a net benefit of $74 million during the first half of 2017, related to the change in fair value of our contingent consideration liabilities. We recorded net expenses of $33 million during the second quarter of 2016 and $37 million during the first half of 2016, related to the change in fair value of our contingent consideration liabilities. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring Charges and Restructuring-related Activities

We recorded restructuring charges pursuant to our restructuring plans of $1 million in the second quarter of 2017 and $14 million in the second quarter of 2016, $5 million during the first half of 2017 and $17 million during the first half of 2016. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the second quarter of 2017 and $12 million in the second quarter of 2016, $30 million in the first half of 2017 and $22 million in the first half of 2016. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million and reduce gross annual expenses by approximately $115 million to $150 million by the end of 2020 as plan benefits are realized.
We made cash payments of $33 million during the first half of 2017 associated with our 2016 Restructuring Plan and as of June 30, 2017, we had made total cash payments of $60 million related to our 2016 Restructuring Plan.

Refer to Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related charges and credits

We recorded litigation-related net charges of $205 million in the second quarter of 2017 and $208 million in the first half of 2017. We recorded litigation-related net charges of $618 million in the second quarter of 2016 and $628 million in the first half of 2016. The net charges recorded in the first half of 2017 and 2016 primarily include amounts related to transvaginal surgical mesh product liability cases and claims. Litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense

Our interest expense was $58 million in the second quarter of 2017, with an average borrowing rate of 3.9 percent as compared to $59 million in the second quarter of 2016, with an average borrowing rate of 4.0 percent. Our interest expense was $115 million during the first half of 2017 with an average borrowing rate of 3.9 percent, as compared to $118 million for the first half of 2016, with an average borrowing rate of 4.0 percent. Refer to Liquidity and Capital Resources and Note D – Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of other, net:

	Three Months Ended June 30,		Six Months Ended June 30,

(in millions)	2017	2016	2017	2016
Interest income	$—	$1	$1	$4
Net foreign currency gain (loss)	(8)	1	(8)	(4)
Net gains (losses) on investments	(58)	(6)	(58)	(9)
Other income (expense), net	(10)	—	(13)	(1)
	$(76)	$(4)	$(78)	$(10)

During the second quarter of 2017, we recorded a charge of $53 million for an other-than-temporary impairment loss equal to the difference between the carrying value of one of our investments and its fair value. Certain impairment charges that are considered unusual or infrequent and significant are excluded by management for purposes of evaluating operating performance.

Tax Rates

Our effective tax rate from continuing operations was (60.3) percent for the second quarter of 2017 as compared to 47.8 percent for the second quarter of 2016. For the first half of 2017, our effective tax rate from continuing operations was (10.1) percent, as compared to 97.0 percent for the first half of 2016. The change in our reported tax rates for the second quarter and first half of 2017, as compared to the same periods in 2016, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including acquisition-related items, contingent consideration, restructuring and restructuring-related items, investment impairment-related items, litigation-related items and amortization expense, as well as the impact of certain discrete tax items.

We are contesting in U.S. Tax Court significant proposed adjustments from the Internal Revenue Service (IRS) related to its audit of our transfer pricing methodologies for the 2001 through 2007 tax years. The IRS also proposed similar transfer pricing adjustments for the 2008 through 2010 tax years. We disagree with the transfer pricing methodologies being applied by the IRS and we were scheduled to go to trial in the U.S. Tax Court in late July 2016. On July 19, 2016, we entered a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as issues related to our transaction with Abbott, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years and if applicable, review by the United States Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with IRS Office of Appeals as to the resolution of the transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement.
In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest through the date of payment. If finalized, payments related to the resolution are expected in the next three to nine months. We believe that our income tax reserves associated with these matters are adequate as of June 30, 2017 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.
Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended June 30, 2017, there were no material changes to the application of critical accounting policies and estimates as described in our most recent Annual Report on Form 10-K.

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2017 and 2016 annual impairment assessment, we identified seven reporting units: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. We aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350. These reporting units were aggregated due to a reorganization that commenced in 2015 that resulted in integrated leadership, shared resources and consolidation of certain sites in 2016.

In performing the goodwill impairment assessment, we utilized both the optional qualitative assessment and the quantitative approach prescribed under FASB ASC Topic 350. The qualitative assessment was used for testing certain reporting units where fair value has historically exceeded carrying value by greater than 100 percent. All other reporting units were tested using the quantitative approach described below. The qualitative assessment requires an evaluation of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount based on an assessment of relevant events including macroeconomic factors, industry and market conditions, cost factors, overall financial performance and other entity-specific factors. After assessing the totality of events, if it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative approach of the goodwill impairment test is unnecessary. If it is determined that impairment is more likely than not, then we perform the quantitative impairment test. In 2017, for all reporting units tested using the optional qualitative assessment, we concluded that it was not necessary to perform the quantitative impairment test as it is not more-likely-than-not such reporting units were impaired. For all reporting units tested using the quantitative approach, we concluded that the fair value of each reporting unit exceeded its carrying value.

For our 2017 and 2016 annual impairment assessment, for those reporting units for which a quantitative test was performed, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.

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

Refer to Note C – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details regarding our goodwill balances.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due, fund possible mergers and/or acquisitions and service our existing debt for the next twelve months.

As of June 30, 2017, we had $195 million of cash and cash equivalents on hand, comprised of $66 million invested in money market and government funds and $129 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have access to our $2.000 billion revolving credit facility, our $400 million credit and security facility secured by our U.S. trade receivables and our $2.000 billion commercial paper program, all described below.

The following provides a summary and description of our net cash inflows (outflows) for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(in millions)	2017	2016
Cash provided by (used for) operating activities	$299	$537
Cash provided by (used for) investing activities	(619)	(150)
Cash provided by (used for) financing activities	317	(268)

Operating Activities

During the first half of 2017, cash provided by operating activities was $299 million, as compared to cash provided by operating activities of $537 million during the first half of 2016, a decrease of $238 million. The decrease was driven by the changes in working capital and litigation-related payments.

Investing Activities

During the first half of 2017, cash used for investing activities primarily included purchases of property, plant and equipment of $180 million, payments for acquisitions of businesses, net of cash acquired of $392 million and payments related to strategic investments, acquisitions of certain technologies and issuances of notes receivable of $47 million. During the first half of 2016, cash used for investing activities included purchases of property, plant and equipment of $138 million and payments related to strategic investments of $41 million, partially offset by proceeds from the sale of one of two buildings located in Quincy, Massachusetts of $29 million.

Financing Activities

Our cash flows for financing activities reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, cash used to net share settle employee equity awards and stock issuances related to our equity incentive programs.

Debt

We had total debt of $5.835 billion as of June 30, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our long-term debt obligations as of June 30, 2017 and December 31, 2016 is as follows:

in millions, except interest rates	Maturity Date	June 30, 2017	December 31, 2016
January 2017 5.125% Notes	January 2017	$—	$250
October 2018 2.650% Notes	October 2018	600	600
January 2020 6.000% Notes	January 2020	850	850
May 2020 2.850% Notes	May 2020	600	600
May 2022 3.375% Notes	May 2022	500	500
May 2025 3.850% Notes	May 2025	750	750
October 2023 4.125% Notes	October 2023	450	450
November 2035 6.250% Notes	November 2035	350	350
January 2040 7.375% Notes	January 2040	300	300
August 2018 Term Loan	August 2018	—	150
August 2020 Term Loan	2018-2020	400	600
Debt discount	2018-2040	(7)	(8)
Deferred financing costs	2018-2040	(22)	(24)
Interest rate swaps	2020-2023	45	51
Capital lease obligation	2018-2020	1	1
Long-term debt		$4,817	$5,420

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

On April 10, 2015, we entered into a $2.000 billion revolving credit facility (the 2015 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility. The 2015 Facility matures on April 10, 2020. This facility provides backing for the commercial paper program described below. There were no borrowings outstanding under the 2015 Facility as of June 30, 2017 and December 31, 2016.

The 2015 Facility agreement contains normal and customary covenants, interest rates and fees as described in our most recent Annual Report on Form 10-K. As of and through June 30, 2017, we were in compliance with the required covenants.
Commercial Paper
In June 2017, we launched a commercial paper program that allows the Company to have a maximum of $2.000 billion in commercial paper outstanding. As of June 30, 2017 there was $1.013 billion of commercial paper outstanding. The commercial paper program is backed by the revolving credit facility. Commercial paper issued as of June 30, 2017 had a weighted average maturity of 23 days and a weighted average yield of 1.7 percent.
Term Loans

As of June 30, 2017, we had an aggregate of $400 million outstanding under our unsecured term loan facilities and $750 million outstanding as of December 31, 2016. These facilities include an unsecured term loan facility maturing August 2018 (August 2018 Term Loan) and an unsecured term loan facility maturing August 2020 (August 2020 Term Loan). The August 2018 Term Loan had $150 million outstanding as of December 31, 2016 and was fully repaid as of June 30, 2017. The August 2020 Term Loan had $400 million outstanding as of June 30, 2017 and $600 million outstanding as of December 31, 2016.

In July 2017, we fully repaid the $400 million outstanding under the August 2020 Term Loan.

Senior Notes

We had senior notes outstanding of $4.400 billion as of June 30, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million plus interest of our senior notes due in January 2017. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. On February 7, 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million and extended the facility maturity to February 2019. We had no borrowings outstanding under this facility as of June 30, 2017 and $60 million as of December 31, 2016.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to $434 million as of June 30, 2017. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $165 million of receivables as of June 30, 2017 at an average interest rate of 1.8 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 22.0 billion Japanese yen (approximately $196 million as of June 30, 2017). We de-recognized $157 million of notes receivable and factored receivables as of June 30, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of and through June 30, 2017, we were in compliance with all the required covenants related to our debt obligations. For additional details related to our debt, including our revolving credit facility, term loans, senior notes and other arrangements, see Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Equity
We received $44 million during the first half of 2017 and $73 million during the first half of 2016 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock during the first half of 2017 and 2016. As of June 30, 2017, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $62 million for the first half of 2017 and $58 million for the first half of 2016.
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

Additional Information

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (earnings) and adjusted net income (earnings) per share that exclude certain amounts and adjusted net sales that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States.

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income (loss) and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income (loss) per share. To calculate adjusted net sales that exclude changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to operational growth rate is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report on Form 10-Q.

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

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and six months ended June 30, 2017 and 2016, as well as reasons for excluding each of these individual items:

Adjusted Net Income and Adjusted Net Income per Share:

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

•
Investment impairment charges - These amounts represent write-downs relating to our investment portfolio that are considered unusual or infrequent and significant. Each reporting period, we evaluate our investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value and determine if the impairment is other-than-temporary. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Management excludes the impact of certain impairment charges when assessing operating performance, as well as from our operating segments’ measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these investment impairment charges for purposes of calculating its non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Our Businesses

•	Our ability to increase net sales, expand the market and capture market share;

•	The volatility of the coronary stent market and our ability to increase our drug-eluting stent systems net sales and capture market share;

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

Regulatory Compliance, Litigation and Data Protection

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

•	Risks associated with a failure to protect our intellectual property rights and the outcome of patent litigation; and

•
Our ability to properly operate our information systems that support our business operations and protect our data integrity from a cyber-attack or other breach that has a material adverse effect on our business, reputation, or results of operations.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.112 billion as of June 30, 2017 and $4.100 billion as of December 31, 2016. We recorded $96 million of other assets and $70 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2017, as compared to $199 million of other assets and $26 million of other liabilities as of December 31, 2016. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $323 million as of June 30, 2017 and $257 million as of December 31, 2016. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $355 million as of June 30, 2017 and by $223 million as of December 31, 2016. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2017. As of June 30, 2017, $4.400 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 75 percent of our total debt.
Refer to Note D – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three and six month period ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2017.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer