Form 10-Q
period 2017-09-30
BOSTON SCIENTIFIC CORP
filed 2017-11-02
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2017
Common Stock, $0.01 par value	1,373,195,517

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2017	2016	2017	2016

Net sales	$2,222	$2,105	$6,640	$6,195
Cost of products sold	637	594	1,919	1,805
Gross profit	1,585	1,511	4,721	4,390

Operating expenses:
Selling, general and administrative expenses	800	772	2,408	2,268
Research and development expenses	254	232	734	664
Royalty expense	16	20	50	59
Amortization expense	139	136	424	408
Intangible asset impairment charges	3	7	3	7
Restructuring charges (credits)	12	5	17	22
Contingent consideration expense (benefit)	(4)	(13)	(78)	23
Litigation-related charges (credits)	(12)	4	196	632
	1,208	1,163	3,754	4,083
Operating income (loss)	377	348	967	307

Other income (expense):
Interest expense	(57)	(58)	(172)	(175)
Other, net	(11)	(33)	(89)	(44)
Income (loss) before income taxes	309	257	706	88
Income tax expense (benefit)	26	29	(13)	(135)
Net income (loss)	$283	$228	$719	$223

Net income (loss) per common share — basic	$0.21	$0.17	$0.53	$0.16
Net income (loss) per common share — assuming dilution	$0.20	$0.17	$0.52	$0.16

Weighted-average shares outstanding
Basic	1,372.0	1,360.6	1,369.1	1,356.1
Assuming dilution	1,394.1	1,379.7	1,391.8	1,374.9

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Net income (loss)	$283	$228	$719	$223
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	25	2	46	(3)
Net change in unrealized gains and losses on derivative financial instruments	(24)	(31)	(100)	(184)
Net change in available-for-sale securities	1	—	3	—
Net change in unrealized costs associated with certain retirement plans	—	—	(1)	—
Total other comprehensive income (loss)	2	(29)	(52)	(187)
Total comprehensive income (loss)	$285	$199	$667	$36

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
in millions, except share and per share data	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210	$196
Trade accounts receivable, net	1,470	1,472
Inventories	1,077	955
Deferred and prepaid income taxes	76	75
Other current assets	645	541
Total current assets	3,478	3,239
Property, plant and equipment, net	1,678	1,630
Goodwill	6,882	6,678
Other intangible assets, net	5,783	5,883
Other long-term assets	815	666
TOTAL ASSETS	$18,636	$18,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,266	$64
Accounts payable	371	447
Accrued expenses	2,551	2,312
Other current liabilities	640	764
Total current liabilities	4,828	3,587
Long-term debt	4,416	5,420
Deferred income taxes	66	18
Other long-term liabilities	1,738	2,338

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,620,302,039 shares as of September 30, 2017 and 1,609,670,817 shares as of December 31, 2016	16	16
Treasury stock, at cost - 247,566,270 shares as of September 30, 2017 and December 31, 2016	(1,717)	(1,717)
Additional paid-in capital	17,125	17,014
Accumulated deficit	(7,785)	(8,581)
Accumulated other comprehensive income (loss), net of tax	(51)	1
Total stockholders’ equity	7,588	6,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,636	$18,096

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2017	2016

Cash provided by (used for) operating activities	$554	$506

Investing activities:
Purchases of property, plant and equipment	(240)	(209)
Proceeds on disposals of property, plant and equipment	—	29
Payments for acquisitions of businesses, net of cash acquired	(392)	(70)
Net payments for investments, acquisitions of certain technologies and issuances of notes receivable	(89)	(105)
Cash provided by (used for) investing activities	(721)	(355)

Financing activities:
Payments on long-term borrowings	(1,000)	(250)
Net increase (decrease) in commercial paper	1,253	—
Payment of contingent consideration amounts previously established in purchase accounting	(30)	(35)
Proceeds from borrowings on credit facilities	2,156	330
Payments on borrowings from credit facilities	(2,216)	(330)
Cash used to net share settle employee equity awards	(64)	(57)
Proceeds from issuances of shares of common stock	79	108
Cash provided by (used for) financing activities	178	(234)

Effect of foreign exchange rates on cash	3	1

Net increase (decrease) in cash and cash equivalents	14	(82)
Cash and cash equivalents at beginning of period	196	319
Cash and cash equivalents at end of period	$210	$237

Supplemental Information
Stock-based compensation expense	$96	$87
Fair value of contingent consideration recorded in purchase accounting	—	4

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine months ended September 30, 2017. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note I – Commitments and Contingencies for more information.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2017 Acquisitions

Apama Medical Inc.

On October 10, 2017, we completed the acquisition of Apama Medical Inc. (Apama), a privately-held company developing the Apama™ Radiofrequency single-shot Balloon Catheter System for the treatment of atrial fibrillation. Total consideration was comprised of $175 million cash up-front and a maximum of $125 million in contingent payments based on the achievement of clinical and regulatory milestones. Apama will be integrated into our Rhythm Management segment.

Symetis SA

On May 16, 2017, we completed the acquisition of Symetis SA (Symetis), a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve replacement devices, for approximately $430 million in cash. We are in the process of integrating Symetis into our Interventional Cardiology business and expect the integration to be substantially complete by the end of 2018.

Purchase Price Allocation

We accounted for the acquisition of Symetis as a business combination and, in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price are as follows (in millions):

Payment for acquisition, net of cash acquired	$392

The following summarizes the preliminary purchase price allocation for the Symetis acquisition as of September 30, 2017
(in millions):

Goodwill	$191
Amortizable intangible assets	278
Other assets acquired	26
Liabilities assumed	(103)
$392

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$268	13	24%
Other intangible assets	10	2-13	24%
	$278

Our technology-related intangible assets consist of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets, and are amortizing them on a straight-line basis over their assigned estimated useful lives.

Contingent Consideration

Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets and/or obtaining regulatory approvals for products in development at the date of the acquisition. In accordance with U.S. GAAP, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our unaudited condensed consolidated statements of operations. We paid contingent consideration of $45 million during the first nine months of 2017 and $77 million during the first nine months of 2016.

Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2016	$204
Fair value adjustments	(78)
Contingent payments related to prior period acquisitions	(45)
Balance as of September 30, 2017	$81

As of September 30, 2017, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.261 billion.

Contingent consideration liabilities are remeasured to fair value each reporting period using projected revenues, discount rates, probabilities of payment and projected payment dates. The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of September 30, 2017	Valuation Technique	Unobservable Input	Range
R&D and Commercialization-based Milestones	$31 million	Discounted Cash Flow	Discount Rate	2%
			Projected Year of Payment	2018 - 2021
Revenue-based Payments	$50 million	Discounted Cash Flow	Discount Rate	11% - 15%
			Projected Year of Payment	2017 - 2026

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

Strategic Investments

On November 1, 2017, we entered into a definitive agreement with an investee company where we may be obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire the investee. The agreement contains a provision, expiring October 31, 2019, allowing the investee company to sell the remaining equity interests of the investee company to us upon achievement of a regulatory milestone, and an option allowing us to acquire the remaining equity interests.

We account for certain of our strategic investments as equity method investments, in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures.

The aggregate carrying amount of our strategic investments were comprised of the following categories:

	As of
(in millions)	September 30, 2017	December 31, 2016
Equity method investments	$204	$265
Cost method investments	69	20
Available-for-sale securities	32	20
Notes receivable	44	42
	$349	$347

These investments are classified as other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

During the second quarter of 2017, we recorded a charge of $53 million for an other-than-temporary impairment loss equal to the difference between the carrying value of one of our investments and its fair value. The charge was recorded within the Other, net caption of our unaudited condensed consolidated statements of operations.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of
	September 30, 2017		December 31, 2016
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$9,388	$(4,774)	$9,123	$(4,468)
Patents	514	(375)	529	(374)
Other intangible assets	1,625	(807)	1,583	(722)
	$11,527	$(5,956)	$11,235	$(5,564)
Unamortizable intangible assets
Goodwill	$16,782	$(9,900)	$16,578	$(9,900)
In-process research and development (IPR&D)	92	—	92	—
Technology-related	120	—	120	—
	$16,994	$(9,900)	$16,790	$(9,900)

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

In the third quarter of 2017, we performed our annual impairment test of all IPR&D projects and our indefinite-lived core technology assets and determined that the assets were not impaired. In addition, we verified the classification as indefinite-lived assets continues to be appropriate.

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2016	$3,513	$290	$2,875	$6,678
Impact of foreign currency fluctuations and other changes in carrying amount	11	1	1	13
Goodwill acquired	191	—	—	191
Balance as of September 30, 2017	$3,715	$291	$2,876	$6,882

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
The following is a rollforward of accumulated goodwill write-offs by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Accumulated write-offs as of December 31, 2016	$(1,479)	$(6,960)	$(1,461)	$(9,900)
Goodwill written off	—	—	—	—
Accumulated write-offs as of September 30, 2017	$(1,479)	$(6,960)	$(1,461)	$(9,900)

NOTE D – FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through a risk management program which includes the use of derivative financial instruments. We operate this program pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. Our derivative instruments do not subject our earnings or cash flows to material risk as the gains or losses on these derivatives generally offset losses or gains recognized on the hedged item. We manage our concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to individual counterparties and by actively monitoring counterparty credit ratings and the amount of individual credit exposure. We also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.

The success of our risk management program depends, in part, on forecasted transactions denominated primarily in British pound sterling, Euro and Japanese yen. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecasted. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.
Our risk from changes in currency exchange rates consists primarily of monetary assets and liabilities, forecasted intercompany and third-party transactions, and net investments in certain subsidiaries. We manage currency exchange rate risk at a consolidated level to reduce the cost of hedging by taking advantage of offsetting transactions. We employ derivative instruments, primarily forward currency contracts, to reduce the risk to our earnings and cash flows associated with changes in currency exchange rates.
Certain of our currency derivative instruments designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging are intended to protect the U.S. dollar value of forecasted transactions. The effective portion of gains or losses on a derivative instrument designated as a cash flow hedge is recorded in other comprehensive income (OCI), net of tax, until the underlying third-party transaction occurs. When the related third-party transaction occurs we recognize the gain or loss to earnings within the Cost of products sold caption of our unaudited condensed consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the hedged forecasted transaction becomes no longer probable, we reclassify the amount of gains or losses on the derivative instrument designated as a cash flow hedge to earnings at that time.

We also use currency forward contracts that are not part of designated hedging relationships under FASB ASC Topic 815 as a part of our strategy to manage our exposure to currency exchange risk related to monetary assets and liabilities and related forecasted transactions. These currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year and are marked-to-market with changes in fair value recorded to earnings and reflected within the Other, net caption of our unaudited condensed consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. Under these agreements we and the counterparty, at specified intervals, exchange the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. We designate these derivative instruments either as fair value or cash flow hedges under FASB ASC Topic 815.
The changes in the fair value of interest rate derivatives designated as fair value hedges and the changes in the fair value of the underlying hedged debt instrument generally offset and are recorded within the Interest expense caption of our unaudited condensed consolidated statements of operations. To the extent the hedge relationship is effective, we record the changes in the fair value of interest rate derivatives designated as cash flow hedges within the Accumulated other comprehensive income, net of tax, caption of our unaudited condensed consolidated balance sheets until the underlying hedged item occurs, at which time we recognize the gain or loss within interest expense. We record the ineffective portion, if any, of our interest rate derivatives designated as cash flow hedges directly to earnings within interest expense and in the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur we reclassify the amount of gains or losses to earnings at that time.

We are amortizing the realized gains or losses from interest rate derivative instruments previously designated as fair value hedges and the effective portion of gains or losses from interest rate derivative contracts previously designated as cash flow hedges into earnings as a component of interest expense over the remaining term of the hedged item, in accordance with FASB ASC Topic 815.

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	Topic 815 designation	As of
		September 30, 2017	December 31, 2016
Forward currency contracts	Cash flow hedge	$3,218	$2,271
Forward currency contracts	Non-designated	2,111	1,830
Total Notional Outstanding		$5,329	$4,101

The remaining time to maturity as of September 30, 2017 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts. We had no interest rate derivative instruments outstanding as of September 30, 2017 and December 31, 2016.

The following presents the effect of our derivative instruments designated as cash flow hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations:

(in millions)	Location in Unaudited Condensed Consolidated Statements of Operations	Effective Amount Recognized in OCI			Effective Amount Reclassified from OCI into Earnings
		Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Pre-Tax (Gain) Loss	Tax Benefit (Expense)	(Gain) Loss Net of Tax
Three Months Ended September 30, 2017
Forward currency contracts	Cost of products sold	$(24)	$9	$(15)	$(14)	$5	$(9)
Three Months Ended September 30, 2016
Forward currency contracts	Cost of products sold	$(22)	$8	$(14)	$(27)	$10	$(17)
Nine Months Ended September 30, 2017
Forward currency contracts	Cost of products sold	$(88)	$32	$(56)	$(68)	$25	$(43)
Interest rate derivative contracts	Interest expense	—	—	—	(1)	—	(1)
		$(88)	$32	$(56)	$(69)	$25	$(44)
Nine Months Ended September 30, 2016
Forward currency contracts	Cost of products sold	$(180)	$65	$(115)	$(107)	$38	$(69)

As of September 30, 2017, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as currency hedge contracts under FASB ASC Topic 815 that may be reclassified to earnings within the next twelve months are presented below:

(in millions)	Location in Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Fair value hedge contracts	Interest expense	$12
Cash flow hedge contracts	Interest expense	1
Cash flow hedge contracts	Cost of products sold	(30)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

(in millions)	Location in Unaudited Condensed Consolidated Statements of Operations

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2017	2016	2017	2016
Net gain (loss) on currency hedge contracts	Other, net	$(13)	$(7)	$(25)	$(74)
Net gain (loss) on currency transaction exposures	Other, net	9	1	13	64
Net currency exchange gain (loss)		$(4)	$(6)	$(12)	$(10)

Fair Value Measurements

FASB ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date when taking into account current currency exchange rates and interest rates, the creditworthiness of the counterparty for unrealized gain positions and our own creditworthiness for unrealized loss positions. In certain instances, we may utilize financial models to measure fair value of our derivative instruments. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability, and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

The following are the balances of our derivative assets and liabilities:

	Location in Unaudited Condensed Consolidated Balance Sheets (1)	As of
		September 30,	December 31,
(in millions)		2017	2016
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$7	$98
Forward currency contracts	Other long-term assets	59	65
		66	163
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	17	36
Total Derivative Assets		$83	$199

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$38	$3
Forward currency contracts	Other long-term liabilities	25	4
		63	7
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	29	19
Total Derivative Liabilities		$92	$26

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2017				December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$27	$—	$—	$27	$42	$—	$—	$42
Available-for-sale securities	32	—	—	32	20	—	—	20
Forward currency contracts	—	83	—	83	—	199	—	199
	$59	$83	$—	$142	$62	$199	$—	$261
Liabilities
Forward currency contracts	$—	$92	$—	$92	$—	$26	$—	$26
Accrued contingent consideration	—	—	81	81	—	—	204	204
	$—	$92	$81	$173	$—	$26	$204	$230

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $27 million invested in money market and government funds as of September 30, 2017, we had $183 million in interest bearing and non-interest bearing bank accounts. In addition to $42 million invested in money market and government funds as of December 31, 2016, we had $19 million in short-term deposits and $135 million in interest bearing and non-interest bearing bank accounts.

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

The fair value of our outstanding debt obligations was $6.032 billion as of September 30, 2017 and $5.739 billion as of December 31, 2016, which was determined by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.682 billion as of September 30, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

in millions, except interest rates	Maturity Date	As of
		September 30, 2017	December 31, 2016
January 2017 5.125% Notes	January 2017	$—	$250
October 2018 2.650% Notes	October 2018	600	600
January 2020 6.000% Notes	January 2020	850	850
May 2020 2.850% Notes	May 2020	600	600
May 2022 3.375% Notes	May 2022	500	500
May 2025 3.850% Notes	May 2025	750	750
October 2023 4.125% Notes	October 2023	450	450
November 2035 6.250% Notes	November 2035	350	350
January 2040 7.375% Notes	January 2040	300	300
August 2018 Term Loan	August 2018	—	150
August 2020 Term Loan	2018 - 2020	—	600
Debt Discount	2018 - 2040	(7)	(8)
Deferred Financing Costs	2018 - 2040	(20)	(24)
Interest Rate Swaps	2020 - 2023	42	51
Capital Lease Obligation	2018 - 2020	1	1
Long-term debt		$4,416	$5,420

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility
On August 4, 2017, we entered into a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility (the 2015 Facility), which was scheduled to mature April 2020. The 2017 Facility matures on August 4, 2022. Eurodollar and multicurrency loans under the 2017 Facility bear interest at LIBOR plus an interest margin of between 0.90 percent and 1.50 percent, based on our corporate credit ratings and consolidated leverage ratio (1.10 percent as of September 30, 2017). Under the credit agreement for the 2017 Facility (the 2017 Credit Agreement), we are required to pay a facility fee (0.15 percent as of September 30, 2017) based on our credit ratings and the total amount of revolving credit commitment, regardless of usage of the 2017 Facility. This facility provides backing for the commercial paper program described below. There were no borrowings outstanding under the 2017 Facility as of September 30, 2017 and no borrowings outstanding under the 2015 Facility as of December 31, 2016.
The 2017 Facility agreement in place requires that we maintain certain financial covenants, as follows:

	Covenant Requirement as of September 30, 2017	Actual as of September 30, 2017
Maximum leverage ratio (1)	3.5 times	2.3 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Credit Agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by such agreement, through the agreed maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2017, we had $476 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Credit Agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the 2017 Credit Agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments does not exceed $2.624 billion in the aggregate. As of September 30, 2017, we had $2.358 billion of the combined legal and debt exclusion remaining.
As of and through September 30, 2017, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Commercial Paper
In June 2017, we launched a commercial paper program that allowed the Company to have a maximum of $2.000 billion in commercial paper outstanding. In August 2017, we increased our commercial paper program’s maximum to $2.250 billion, in line with the increased size of the 2017 Facility. As of September 30, 2017 there was $1.260 billion of commercial paper outstanding. The commercial paper program is backed by the 2017 Facility. Commercial paper issued as of September 30, 2017 had a weighted average maturity of 29 days and a weighted average yield of 1.65 percent.
Term Loans

As of September 30, 2017, we had no amounts outstanding under our unsecured term loan facilities and $750 million outstanding as of December 31, 2016. These facilities include an unsecured term loan facility maturing August 2018 (August 2018 Term Loan) and an unsecured term loan facility maturing August 2020 (August 2020 Term Loan). The August 2018 Term Loan had $150 million outstanding as of December 31, 2016 and was fully repaid as of June 30, 2017. The August 2020 Term Loan had $600 million outstanding as of December 31, 2016 and was fully repaid as of September 30, 2017.

Senior Notes

We had senior notes outstanding of $4.400 billion as of September 30, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million plus interest of our senior notes due in January 2017. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. On February 7, 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million and extending the facility maturity date to February 2019. We had no borrowings outstanding under this facility as of September 30, 2017 and $60 million as of December 31, 2016.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to $449 million as of September 30, 2017. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $167 million of receivables as of September 30, 2017 at an average interest rate of 1.6 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 22.0 billion Japanese yen (approximately $196 million as of September 30, 2017). We de-recognized $162 million of notes receivable and factored receivables as of September 30, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

We had outstanding letters of credit of $37 million as of September 30, 2017 and $44 million as of December 31, 2016, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2017 and December 31, 2016, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2017 or December 31, 2016. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.
As of and through September 30, 2017, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note F - Borrowings and Credit Arrangements of the consolidated financial statements in our most recent Annual Report on Form 10-K.

NOTE F – RESTRUCTURING-RELATED ACTIVITIES

2016 Restructuring Plan

On June 6, 2016, our Board of Directors approved and we committed to a restructuring initiative (the 2016 Restructuring Plan). The 2016 Restructuring Plan is intended to develop global commercialization, technology and manufacturing capabilities in key growth markets, build on our Plant Network Optimization (PNO) strategy, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and expanding operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate assets and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions and continuing implementation of our ongoing PNO strategy. These activities were initiated in the second quarter of 2016 and are expected to be substantially completed by the end of 2018.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million and approximately $160 million to $210 million of these charges are estimated to result in cash outlays. We have recorded related costs of $108 million since the inception of the plan through September 30, 2017 and recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.

The following table provides a summary of our estimates of costs associated with the 2016 Restructuring Plan through the end of 2018 by major type of cost:

Type of cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits	$65 million to $75 million
Other (1)	$5 million to $15 million
Restructuring-related expenses:
Other (2)	$105 million to $135 million
$175 million to $225 million

(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2016 Restructuring Plan, including program management, accelerated depreciation and costs to transfer product lines among facilities.

We recorded restructuring charges pursuant to our restructuring plans of $12 million in the third quarter of 2017, $5 million in the third quarter of 2016, $17 million in the first nine months of 2017 and $22 million in the first nine months of 2016. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $14 million in the third quarter of 2017, $12 million in the third quarter of 2016, $44 million in the first nine months of 2017 and $33 million in the first nine months of 2016.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations:

Three Months Ended September 30, 2017
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$11	$—	$—	$1	$12
Restructuring-related expenses:
Cost of products sold	—	—	11	—	11
Selling, general and administrative expenses	—	2	—	1	3
	—	2	11	1	14
	$11	$2	$11	$2	$26

All charges incurred in the third quarter of 2017 were related to the 2016 Restructuring Plan.

Three Months Ended September 30, 2016
(in millions)	Termination Benefits	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$1	$—	$2	$2	$5
Restructuring-related expenses:
Cost of products sold	—	8	—	—	8
Selling, general and administrative expenses	—	—	—	4	4
	—	8	—	4	12
	$1	$8	$2	$6	$17

(in millions)	Termination Benefits	Transfer Costs	Fixed Asset Write-offs	Other	Total
2016 Restructuring Plan	$1	$3	$—	$3	$7
2014 Restructuring Plan	—	5	2	3	10
	$1	$8	$2	$6	$17

Nine Months Ended September 30, 2017
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$14	$—	$—	$3	$17
Restructuring-related expenses:
Cost of products sold	—	—	35	—	35
Selling, general and administrative expenses	—	5	—	4	9
	—	5	35	4	44
	$14	$5	$35	$7	$61

All charges incurred in the first nine months of 2017 were related to the 2016 Restructuring Plan.

Nine Months Ended September 30, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$16	$—	$—	$2	$4	$22
Restructuring-related expenses:
Cost of products sold	—	—	20	—	—	20
Selling, general and administrative expenses	—	4	—	—	9	13
	—	4	20	—	9	33
	$16	$4	$20	$2	$13	$55

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2016 Restructuring Plan	$19	$—	$4	$—	$2	$25
2014 Restructuring Plan	(3)	4	16	2	11	30
	$16	$4	$20	$2	$13	$55

Termination benefits represent amounts incurred pursuant to our ongoing benefit arrangements and amounts for “one-time” involuntary termination benefits and have been recorded in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits and FASB ASC Topic 420, Exit or Disposal Cost Obligations. Other restructuring costs, which represent primarily consulting fees and costs related to contract cancellations, are being recorded as incurred in accordance with FASB ASC Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets and program management and production line transfer costs are being recorded as incurred.

As of September 30, 2017, we incurred cumulative restructuring charges related to our 2016 Restructuring Plan of $45 million and restructuring-related charges of $63 million since we committed to the plan. The following presents these costs by major type:

(in millions)	2016 Restructuring Plan
Termination benefits	$38
Other	7
Total restructuring charges	45
Accelerated depreciation	7
Transfer costs	50
Other	6
Restructuring-related expenses	63
$108

We made cash payments of $51 million in the first nine months of 2017 associated with our 2016 Restructuring Plan, and as of September 30, 2017, we had made total cash payments of $78 million related to our 2016 Restructuring Plan since committing to the plan. These payments were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan
Nine Months Ended September 30, 2017
Termination benefits	$12
Transfer costs	35
Other	4
$51

Program to Date
Termination benefits	$20
Transfer costs	50
Other	8
$78

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2016 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

(in millions)	2016 Restructuring Plan
Accrued as of December 31, 2016	$16
Charges (credits)	14
Cash payments	(12)
Accrued as of September 30, 2017	$18

In addition to our accrual for termination benefits, we had an $8 million liability as of September 30, 2017 and $6 million as of December 31, 2016 for other restructuring-related items.

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2017	December 31, 2016
Accounts receivable	$1,580	$1,579
Less: allowance for doubtful accounts	(81)	(73)
Less: allowance for sales returns	(29)	(34)
	$1,470	$1,472

The following is a rollforward of our allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$74	$80	$73	$75
Net charges to expenses	9	(1)	14	5
Utilization of allowances	(2)	(4)	(6)	(5)
Ending balance	$81	$75	$81	$75

Inventories

	As of
(in millions)	September 30, 2017	December 31, 2016
Finished goods	$674	$625
Work-in-process	108	94
Raw materials	295	236
	$1,077	$955

Other current assets

	As of
(in millions)	September 30, 2017	December 31, 2016
Prepaid expenses	$72	$58
Restricted cash	449	243
Other	124	240
	$645	$541

Property, plant and equipment, net

	As of
(in millions)	September 30, 2017	December 31, 2016
Land	$93	$91
Buildings and improvements	1,056	981
Equipment, furniture and fixtures	3,139	2,955
Capital in progress	297	338
	4,585	4,365
Less: accumulated depreciation	2,907	2,735
	$1,678	$1,630

Depreciation expense was $71 million for the third quarter of 2017, $67 million for the third quarter of 2016, $198 million for the first nine months of 2017 and $193 million for the first nine months of 2016.

Accrued expenses

	As of
(in millions)	September 30, 2017	December 31, 2016
Legal reserves	$1,355	$1,062
Payroll and related liabilities	560	572
Accrued contingent consideration	28	63
Other	608	615
	$2,551	$2,312

Other long-term liabilities

	As of
(in millions)	September 30, 2017	December 31, 2016
Accrued income taxes	$842	$781
Legal reserves	335	961
Accrued contingent consideration	53	141
Other	508	455
	$1,738	$2,338

Accrued warranties

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our Cardiac Rhythm Management (CRM) business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. The current portion of our warranty accrual is included in other accrued expenses in the table above and the non-current portion of our warranty accrual is included in other long-term liabilities in the table above. Changes in our product warranty accrual consisted of the following:

	Nine Months Ended September 30,
(in millions)	2017	2016
Beginning Balance	$22	$23
Provision	20	16
Settlements/reversals	(18)	(19)
Ending Balance	$24	$20

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective tax rate from continuing operations	8.5%	11.2%	(2.0)%	(152.4)%

The change in our reported tax rates for the third quarter and first nine months of 2017, as compared to the same periods in 2016, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items, investment impairment-related items, litigation-related items and amortization expense, as well as the impact of certain discrete tax items.

As of September 30, 2017, we had $1.128 billion of gross unrecognized tax benefits, of which a net $1.039 billion, if recognized, would affect our effective tax rate. As of December 31, 2016, we had $1.095 billion of gross unrecognized tax benefits, of which a net $1.006 billion, if recognized, would affect our effective tax rate.

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

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment. We have filed petitions with the U.S. Tax Court (Tax Court) contesting the Notices of Deficiency for the 2001 through 2007 tax years in challenge and submitted a letter to the IRS Office of Appeals (IRS Appeals) protesting the Revenue Agent Report for the 2008 through 2010 tax years and requesting an administrative appeal hearing. The issues in dispute were scheduled to be heard in Tax Court in late July 2016. On July 19, 2016, we entered into a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as the issues related to our transaction with Abbott, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years as well as review by the United States Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with the IRS Appeals as to the resolution of transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest, through the date of payment. If finalized, payments related to the resolution are expected in the next nine months. We believe that our income tax reserves associated with these matters are adequate as of September 30, 2017 and we do not expect to recognize any additional charges related to the resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $633 million accrued for gross interest and penalties as of September 30, 2017 and $572 million as of December 31, 2016. We recognized net tax expense related to interest and penalties of $14 million during the third quarter of 2017 and $13 million in the third quarter of 2016, $40 million during the first nine months of 2017 and $35 million during the first nine months of 2016.

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

Our accrual for legal matters that are probable and estimable was $1.690 billion as of September 30, 2017 and $2.023 billion as of December 31, 2016 and includes certain estimated costs of settlement, damages and defense. The net litigation-related charges recorded in the first nine months of 2017 and 2016 primarily include amounts related to transvaginal surgical mesh product liability cases and claims. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2017 and June 30, 2017, and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On July 8, 2015, a jury found that our Express™ Stent family did not literally infringe a Jang patent, but that the stents infringed under the doctrine of equivalents. The court reserved judgment until the conclusion of further proceedings related to the doctrine of equivalents finding. On September 29, 2015, the court ruled that our Express™ Stent family did not infringe under the doctrine of equivalents and, on October 30, 2015, the court entered judgment in our favor. On November 25, 2015, Dr. Jang filed a motion for judgment as a matter of law on literal infringement and/or for a new trial. On February 3, 2016, the court denied Dr. Jang’s motion for a new trial and judgment as a matter of law. Dr. Jang filed a notice of appeal. On September 29, 2017, the United States Court of Appeals for the Federal Circuit affirmed the judgment that our Express Stent did not infringe the Jang patents and the Company did not owe Dr. Jang any payments.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the United States District Court for the Central District of California for patent infringement. We allege that Edwards’ aortic valve delivery systems infringe eight of our catheter related patents. On October 13, 2016, Edwards filed a petition for inter partes review of one asserted patent with the USPTO, Patent Trial and Appeal Board. On April 21, 2017, the USPTO denied the petition. On April 19 and 20, 2017, Edwards filed multiple inter partes review petitions against the patents in suit. On September 8, 2017, the court granted a stay of the action pending an inter partes review of the patents in suit.

Product Liability Litigation

As of October 25, 2017, approximately 48,500 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also approximately 20 cases in Canada, inclusive of one certified and three putative class actions, and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the United States District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of October 25, 2017, we have entered into master settlement agreements in principle or are in final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 44,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 44,000 cases and claims, approximately 15,500 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

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

Governmental Investigations and Qui Tam Matters

On May 5, 2014, we were served with a subpoena from the United States Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the launch of the Cognis™ and Teligen™ line of devices in 2008, the performance of those devices from 2007 to 2009 and the operation of the Physician Guided Learning Program. We are cooperating with this request. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the United States District Court for the District of Minnesota. At the same time, we learned that the U.S. government and the State of California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016. On October 7, 2016, the plaintiff/relator served an amended complaint that dropped the allegations relating to the Physician Guided Learning Program. We filed a motion to dismiss the amended complaint on December 7, 2016 and the court heard our motion to dismiss on April 5, 2017. On August 29, 2017, the Court granted the motion to dismiss, without prejudice, and on September 19, 2017, the relator filed a Second Amended Complaint.

Other Proceedings

In June of 2016, Guidant asserted three arbitrations claims, two of which remain pending, related to three insurance policies for indemnity arising out of previously incurred and satisfied liabilities tied to allegedly defective cardiac rhythm management devices, which Guidant had manufactured. Guidant has claimed indemnities against such liabilities under insurance policies which it purchased for the 2004 policy year. One of these claims was resolved in September 2017.

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

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
Weighted average shares outstanding - basic	1,372.0	1,360.6	1,369.1	1,356.1
Net effect of common stock equivalents	22.1	19.1	22.7	18.8
Weighted average shares outstanding - assuming dilution	1,394.1	1,379.7	1,391.8	1,374.9

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

We issued approximately two million shares of our common stock in the third quarter of 2017, three million shares of our common stock in the third quarter of 2016, 11 million shares of our common stock in the first nine months of 2017 and 15 million shares of our common stock in the first nine months of 2016, following the exercise of underlying stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first nine months of 2017 or 2016.

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
We restated segment information for the prior period based on our internally-derived standard currency exchange rates as of January 1, 2017, used for the current period in order to remove the impact of foreign currency exchange fluctuation. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker considers to be non-operational, such as intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items, litigation-related items and amortization expense. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2017	2016	2017	2016
		(restated)		(restated)
Net sales
Interventional Cardiology	$589	$565	$1,806	$1,705
Peripheral Interventions	268	256	812	764
Cardiovascular	857	821	2,618	2,469

Cardiac Rhythm Management	461	465	1,417	1,380
Electrophysiology	71	60	203	180
Rhythm Management	532	525	1,620	1,560

Endoscopy	402	365	1,194	1,065
Urology and Pelvic Health	272	247	819	732
Neuromodulation	153	138	449	395
MedSurg	827	750	2,462	2,192
Net sales allocated to reportable segments	2,216	2,096	6,700	6,221
Impact of foreign currency fluctuations	6	9	(60)	(26)
	$2,222	$2,105	$6,640	$6,195

Income (loss) before income taxes
Cardiovascular	$243	$247	$756	$751
Rhythm Management	103	90	319	231
MedSurg	272	234	781	682
Operating income allocated to reportable segments	618	571	1,856	1,664
Corporate expenses and currency exchange	(60)	(60)	(215)	(162)
Intangible asset impairment charges, acquisition-related, restructuring- and restructuring-related, and litigation-related net credits (charges)	(42)	(27)	(250)	(787)
Amortization expense	(139)	(136)	(424)	(408)
Operating income (loss)	377	348	967	307
Other expense, net	(68)	(91)	(261)	(219)
Income (loss) before income taxes	$309	$257	$706	$88

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income. Amounts in the chart below are presented net of tax.

Three Months Ended September 30, 2017
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Balance as of June 30, 2017	$(58)	$31	$(4)	$(22)	$(53)
Other comprehensive income (loss) before reclassifications	25	(15)	—	—	10
Amounts reclassified from accumulated other comprehensive income	—	(9)	1	—	(8)
Net current-period other comprehensive income	25	(24)	1	—	2
Balance as of September 30, 2017	$(33)	$7	$(3)	$(22)	$(51)

Three Months Ended September 30, 2016
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items/Other	Total
Balance as of June 30, 2016	$(59)	$(1)	$(10)	$(70)
Other comprehensive income (loss) before reclassifications	2	(14)	(1)	(13)
Amounts reclassified from accumulated other comprehensive income	—	(17)	1	(16)
Net current-period other comprehensive income	2	(31)	—	(29)
Balance as of September 30, 2016	$(57)	$(32)	$(10)	$(99)

Nine Months Ended September 30, 2017
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Balance as of December 31, 2016	$(79)	$107	$(6)	$(21)	$1
Other comprehensive income (loss) before reclassifications	46	(56)	—	(2)	(12)
Amounts reclassified from accumulated other comprehensive income	—	(44)	3	1	(40)
Net current-period other comprehensive income	46	(100)	3	(1)	(52)
Balance as of September 30, 2017	$(33)	$7	$(3)	$(22)	$(51)

Nine Months Ended September 30, 2016
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items/Other	Total
Balance as of December 31, 2015	$(54)	$152	$(10)	$88
Other comprehensive income (loss) before reclassifications	(3)	(115)	(4)	(122)
Amounts reclassified from accumulated other comprehensive income	—	(69)	4	(65)
Net current-period other comprehensive income	(3)	(184)	—	(187)
Balance as of September 30, 2016	$(57)	$(32)	$(10)	$(99)

Refer to Note D – Fair Value Measurements in this Quarterly Report on Form 10-Q for further detail on the reclassifications related to derivatives.

The income tax impact of the amounts in other comprehensive income for defined benefit and pension items before reclassification were immaterial for the third quarter and first nine months of 2017 and 2016. The gains and losses on defined benefit and pension related items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts for the third quarter and first nine months of 2017 and 2016. The gains and losses on available-for-sale securities were reduced by immaterial income tax impacts for the third quarter and first nine months of 2017.
NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our unaudited condensed consolidated financial statements.

Standards Implemented since December 31, 2016

ASC Update No. 2016-09

In March 2016, the FASB issued ASC Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The purpose of Update No. 2016-09 is to simplify accounting for share-based payment transactions, such as, the accounting for income taxes, statutory tax withholding requirements, forfeitures and statements of cash flows presentation. Update No. 2016-09 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods.

We adopted Update No. 2016-09 prospectively in the first quarter of 2017 and, as such, no prior periods were adjusted. We previously recorded income tax benefits or deficiencies to additional paid-in capital; however, Update No. 2016-09 requires that all tax benefits or deficiencies be recorded to the provision for income taxes. In the first nine months of 2017, we recorded an income tax benefit of $37 million. The actual impact to future periods will depend on the price of our stock, number of stock options exercised and other factors that are difficult to predict. In the first quarter of 2017, a cumulative effect adjustment of $76 million was recorded to retained earnings upon adoption for windfall tax benefits not previously recognized.

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

ASC Update No. 2016-19

In December 2016, the FASB issued ASC Update No. 2016-19, Technical Corrections and Improvements. The purpose of Update No. 2016-19 is to clarify or correct unintended applications of guidance that affect a wide variety of topics in the ASC. Most of the amendments in this Update did not require transition guidance and were effective immediately. Six amendments in this update clarified guidance or corrected references in the ASC and were effective for annual periods beginning after December 15, 2016, including interim periods within these annual periods. We adopted these amendments in the first quarter of 2017. The adoption of Update No. 2016-19 did not have a material impact on our financial position or results of operations.

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

We have reached conclusions on our key accounting assessments related to the standard and are finalizing our accounting policies. Based on our initial assessment, we believe the timing of revenue recognition for our primary revenue stream, single-use medical device sales, will not materially change. We are still finalizing our accounting policies related to variable consideration and assessing disclosure requirements. Upon adopting Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations.

In 2017, we are implementing new internal controls as part of our efforts to adopt the new revenue recognition standard. In the third quarter of 2017, we provided global training to our finance team on Topic 606. In the fourth quarter of 2017, we will perform a simulation of our new accounting processes and procedures to prepare our team for the month-end close process upon adoption of Topic 606. We will require new internal controls to address risks associated with applying the five-step model, specifically related to judgments made in connection to variable consideration and applying the constraint. Additionally, we will establish monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment. During the fourth quarter of 2017, we expect to finalize our impact assessment and redesign impacted processes, policies and controls.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. It requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. Update No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption of certain provisions is permitted. We are unable to determine the effect that the adoption will have on our financial position and results of operations, as it will depend on our equity investments at the adoption date and their future performance.

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). The purpose of Update No. 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Update No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, and a modified retrospective approach is required for adoption. While we are still in the process of determining the effect that the new standard will have on our financial position and results of operations, we expect to recognize additional assets and corresponding liabilities on our consolidated balance sheets, as a result of our operating lease portfolio as disclosed in Note G - Lease and Other Purchase Obligations in our most recent Annual Report on Form 10-K.

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2016-15

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017, and a retrospective transition method is required. We intend to early adopt the standard in the fourth quarter of 2017. Upon adoption, we expect our 2015 cash provided by operating activities to increase by approximately $45 million with a corresponding decrease in our cash provided by financing activities related to classification of debt repayment costs incurred in connection with our 2015 debt financing activities. We do not expect the adoption to have a material impact on our consolidated statements of cash flows for 2016 or 2017.

ASC Update No. 2016-16

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of Update No. 2016-16 is to allow an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to a third party, or impaired. Update No. 2016-16 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. We are in the process of determining the effect that adoption will have on our financial position and results of operations.

ASC Update No. 2016-18

In November 2016, the FASB issued ASC Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the statements of cash flows as well as increased disclosure requirements. It requires beginning-of-period and end-of-period total amounts shown on the statements of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. Update No. 2016-18 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods. Early adoption is permitted. We are in the process of determining the effect the adoption will have on our consolidated statements of cash flows.

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

ASC Update No. 2017-12

In August 2017, the FASB issued ASC Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of Update No. 2017-12 is to simplify the application of hedge accounting and better align financial reporting of hedging relationships with risk management objectives. Update No. 2017-12 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The adoption of Update No. 2017-12 is not expected to have a material impact on our financial position or results of operations.

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

Financial Summary

Three Months Ended September 30, 2017

Our net sales for the third quarter of 2017 were $2.222 billion, as compared to net sales of $2.105 billion for the third quarter of 2016, an increase of $117 million, or 5.6 percent. Our operational net sales, which exclude a negative impact of $3 million in the third quarter 2017 due to changes in foreign currency exchange rates, increased $120 million, or 5.7 percent as compared to the same period in the prior year.1 This increase included operational net sales of $31 million in the third quarter of 2017, with no prior year period related net sales, due to the acquisition of EndoChoice Holdings, Inc. (EndoChoice) during the fourth quarter of 2016, and the acquisition of Symetis SA (Symetis) during the second quarter of 2017. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the third quarter of 2017 was $283 million, or $0.20 per share. Our reported results for the third quarter of 2017 included intangible asset impairment charges, acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net credits, and amortization expense totaling $149 million (after-tax), or $0.11 per share. Adjusted net income, which excludes these items, for the third quarter of 2017, was $432 million, or $0.31 per share.1 Our reported net income for the third quarter of 2016 was $228 million, or $0.17 per share. Our reported results for the third quarter of 2016 included intangible asset impairment charges, acquisition-related net credits, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $140 million (after-tax), or $0.10 per share. Adjusted net income, which excludes these items, for the third quarter of 2016, was $368 million, or $0.27 per share.1

1Operational net sales growth rates, which exclude the impact of changes in foreign currency exchange rates, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP) are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended September 30, 2017
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$309	$(26)	$283	$0.20
Non-GAAP adjustments:
Intangible asset impairment charges	3	0	3	0.00
Acquisition-related net charges (credits)	25	(11)	14	0.01
Restructuring and restructuring-related net charges (credits)	26	(6)	20	0.02
Litigation-related net charges (credits)	(12)	2	(10)	(0.01)
Amortization expense	139	(17)	122	0.09
Adjusted net income	$490	$(58)	$432	$0.31

	Three Months Ended September 30, 2016
in millions, except per share data	Pre-Tax	Tax Impact	After-Tax	Impact per share
GAAP net income (loss)	$257	$(29)	$228	$0.17
Non-GAAP adjustments:
Intangible asset impairment charges	7	(1)	6	0.00
Acquisition-related net charges (credits)	(1)	(1)	(2)	(0.00)
Restructuring and restructuring-related net charges (credits)	17	(4)	13	0.01
Litigation-related net charges (credits)	4	(1)	3	0.00
Amortization expense	136	(16)	120	0.09
Adjusted net income	$420	$(52)	$368	$0.27

Nine Months Ended September 30, 2017

Our net sales for the first nine months of 2017 were $6.640 billion, as compared to net sales of $6.195 billion for the first nine months of 2016, an increase of $445 million, or 7.2 percent. Our operational net sales, which exclude a negative impact of $34 million in the first nine months of 2017 due to changes in foreign currency exchange rates, increased $479 million, or 7.7 percent as compared to the same period in the prior year.1 This increase included operational net sales of approximately $76 million in the first nine months of 2017, with no prior year period related net sales, due to the acquisitions of the EndoChoice and Symetis, as previously described. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first nine months of 2017 was $719 million, or $0.52 per share. Our reported results for the first nine months of 2017 included intangible asset impairment charges, acquisition-related net credits, restructuring and restructuring-related net charges, litigation-related net charges, investment impairment charges and amortization expense totaling $553 million (after-tax), or $0.39 per share. Excluding these items, net income for the first nine months of 2017 was $1.272 billion, or $0.91 per share.1 Our reported net income for the first nine months of 2016 was $223 million, or $0.16 per share. Our reported results for the first nine months of 2016 included intangible asset impairment charges, acquisition-related net charges, restructuring and restructuring-related net charges, litigation-related net charges and amortization expense totaling $896 million (after-tax), or $0.65 per share. Excluding these items, net income for the first nine months of 2016 was $1.119 billion, or $0.81 per share.1

1Operational net sales growth rates, which exclude the impact of changes in foreign currency exchange rates, and adjusted net income and adjusted net income per share, which exclude certain items required by U.S. GAAP, are not prepared in accordance with U.S. GAAP. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Nine Months Ended September 30, 2017
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$706	$13	$719	$0.52
Non-GAAP adjustments:
Intangible asset impairment charges	3	0	3	0.00
Acquisition-related net charges (credits)	(1)	(19)	(20)	(0.01)
Restructuring and restructuring-related net charges (credits)	61	(13)	48	0.03
Litigation-related net charges (credits)	196	(73)	123	0.09
Investment impairment charges	53	(19)	34	0.02
Amortization expense	424	(59)	365	0.26
Adjusted net income	$1,442	$(170)	$1,272	$0.91

	Nine Months Ended September 30, 2016
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share
GAAP net income (loss)	$88	$135	$223	$0.16
Non-GAAP adjustments:
Intangible asset impairment charges	7	(1)	6	0.00
Acquisition-related net charges (credits)	93	(3)	90	0.07
Restructuring and restructuring-related net charges (credits)	55	(13)	42	0.03
Litigation-related net charges (credits)	632	(228)	404	0.29
Amortization expense	408	(54)	354	0.26
Adjusted net income	$1,283	$(164)	$1,119	$0.81

Cash provided by operating activities was $554 million for the first nine months of 2017. As of September 30, 2017, we had total debt of $5.682 billion, cash and cash equivalents of $210 million and a working capital deficit of $1.350 billion. Refer to Liquidity and Capital Resources for further discussion.

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

			Change
	Three Months Ended September 30,		As Reported Basis	Less: Impact of Foreign Currency	Operational Basis
(in millions)	2017	2016

Interventional Cardiology	$589	$568	3.8%	(0.4)%	4.2%
Peripheral Interventions	268	257	4.7%	(0.4)%	5.1%
Cardiovascular	857	825	4.1%	(0.4)%	4.5%
Cardiac Rhythm Management	463	467	(0.6)%	0.3%	(0.9)%
Electrophysiology	71	60	17.8%	0.2%	17.6%
Rhythm Management	534	527	1.5%	0.3%	1.2%
Endoscopy	403	367	9.8%	(0.2)%	10.0%
Urology and Pelvic Health	274	248	10.3%	0.1%	10.2%
Neuromodulation	154	138	11.0%	0.0%	11.0%
MedSurg	831	753	10.2%	(0.1)%	10.3%

Net Sales	$2,222	$2,105	5.6%	(0.1)%	5.7%

			Change
	Nine Months Ended September 30,		As Reported Basis	Less: Impact of Foreign Currency	Operational Basis
(in millions)	2017	2016

Interventional Cardiology	$1,784	$1,695	5.3%	(0.6)%	5.9%
Peripheral Interventions	802	757	5.9%	(0.7)%	6.6%
Cardiovascular	2,586	2,452	5.4%	(0.7)%	6.1%
Cardiac Rhythm Management	1,407	1,378	2.2%	(0.5)%	2.7%
Electrophysiology	201	179	12.4%	(0.8)%	13.2%
Rhythm Management	1,608	1,557	3.3%	(0.6)%	3.9%
Endoscopy	1,182	1,060	11.5%	(0.6)%	12.1%
Urology and Pelvic Health	815	731	11.5%	(0.3)%	11.8%
Neuromodulation	449	395	13.7%	(0.3)%	14.0%
MedSurg	2,446	2,186	11.9%	(0.4)%	12.3%

Net Sales	$6,640	$6,195	7.2%	(0.5)%	7.7%

Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions. Our product offerings include coronary stents, balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels, diagnostic catheters used in percutaneous transluminal coronary angioplasty procedures, and intravascular ultrasound (IVUS) imaging systems and fractional flow reserve systems (FFR), which comprise our PCI Guidance offering to assist in the diagnosis of coronary artery disease.

Our structural heart product offerings include our WATCHMAN™ device designed to close the left atrial appendage in patients with non-valvular atrial fibrillation that are at risk for ischemic stroke and a portfolio of devices for transcatheter aortic valve replacement (TAVR). Our TAVR portfolio includes our Lotus™ Valve System, which is based on a mechanically-expanded architecture, and our ACURATE TA™, ACURATE neo™ and ACURATE TF™ Valve Systems, which are based on a self-expanding architecture. Together, our TAVR portfolio provides a set of solutions to treat a broad range of patient disease states and to accommodate a range of physician preferences.

Our WATCHMAN™ Left Atrial Appendage Closure Technology (WATCHMAN) is the first device studied in a randomized clinical trial to offer an alternative to warfarin and is marketed globally. We believe that the WATCHMAN device will be the only left atrial appendage closure technology commercially available in the U.S. through at least 2019.

The original Lotus™ Valve System, as well as our next generation Lotus EDGE™ Valve System, are investigational devices in the U.S. and not yet commercially available in the U.S. market. In October 2016, we suspended our limited launch of the Lotus EDGE Valve System in Europe and other CE-mark countries and initiated a voluntary removal of field inventory due to reports that, in some cases, the device could not be fully locked during the procedure due to premature release of a pin connecting the Lotus EDGE Valve to the delivery system. In February 2017, we initiated a voluntary removal of all Lotus Valve Devices, including Lotus with Depth Guard™ Technology, from global commercial and clinical sites due to reports of premature release of a pin connecting the Lotus Valve to the delivery system. As with the prior announced suspension of our Lotus Edge Valve System device, we believe that the issue is caused by excess tension in the pin mechanism introduced during the manufacturing process. We expect to bring the Lotus Edge Valve System back to market in Europe in the first quarter of 2018. We anticipate filing the U.S. PMA submission for the Lotus Edge Valve System in the fourth quarter of 2017 or January 2018, with a U.S. launch planned for mid-2018.

Our net sales of Interventional Cardiology products of $589 million represented 27 percent of our consolidated net sales for the third quarter of 2017. Our Interventional Cardiology net sales increased $21 million, or 3.8 percent, in the third quarter of 2017, as compared to the same period in the prior year. Our operational net sales which exclude an immaterial impact in the third quarter of 2017 due to changes in foreign currency exchange rates, increased 4.2 percent as compared to the same period in the prior year. This year-over-year increase was primarily related to sales of our WATCHMAN device and growth in our Complex PCI product offerings.

On May 16, 2017, we completed the acquisition of Symetis SA (Symetis), a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve replacement devices, for approximately $430 million in cash. We are in the process of integrating Symetis into our Interventional Cardiology business and expect the integration to be substantially complete by the end of 2018.

Peripheral Interventions

Our Peripheral Interventions (PI) product offerings include stents, balloon catheters, wires, peripheral embolization devices and other devices used to diagnose and treat peripheral vascular and venous diseases, along with products to treat, diagnose and ease various forms of cancer.

Our net sales of PI products of $268 million represented 12 percent of our consolidated net sales for the third quarter of 2017. Our PI net sales increased $11 million, or 4.7 percent, in the third quarter of 2017, as compared to the same period in the prior year. Our operational net sales which exclude an immaterial impact in the third quarter of 2017 due to changes in foreign currency exchange rates, increased 5.1 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth in our core PI franchises, particularly our stent portfolio, our drug-eluting product franchise, and our atherectomy systems.

Rhythm Management

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices including implantable cardioverter defibrillator (ICD) systems and implantable cardiac resynchronization therapy defibrillators (CRT-D), the world's first and only commercially available subcutaneous implantable cardioverter defibrillator, the S-ICD System, and pacemaker systems and implantable cardiac resynchronization therapy pacemakers (CRT-P) that monitor the heart and deliver electricity to treat cardiac abnormalities. In addition, in most geographies, our implantable device systems include our remote LATITUDE™ Patient Management System, which enables physicians to monitor device performance remotely, allowing for more frequent monitoring in order to guide treatment decisions.

In our defibrillator portfolio, we offer several lines of transvenous ICD’s, including our longest lasting EL (extended longevity) ICD and CRT-D’s using our proprietary EnduraLife™ Battery Technology and our MINI ICD, our smallest and thinnest ICD. Our most current generation of defibrillators, the RESONATE™ family of devices, includes our CRT-D and ICD systems. These devices include our proprietary HeartLogic™ Heart Failure (HF) Diagnostic, EnduraLife™ Battery Technology, SmartCRT™ with Multisite pacing in CRT-D, and in all major markets magnetic resonate imaging (MRI) conditional labeling when used with our current generation of leads. Our SmartCRT™ approach includes MultiSite pacing technology that allows a personalized approach to care in CRT-D patients. MRI conditional labeling was approved by the FDA in September 2017 and covers our current generation RESONATE™ family of devices and our prior generation of DYNAGEN™ and INOGEN™ devices. We now have MRI conditional labeling across our defibrillator portfolio in nearly every major market around the world. Our implantable defibrillator portfolio is complemented by our suite of ACUITY™ X4 Quadripolar LV Leads, RELIANCE™ family of ICD Leads, and INGEVITY™ Pacing Lead. In addition, we offer our EMBLEM™ MRI S-ICD System, which affords physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature.

We market our ACCOLADE™ family of pacemaker systems in nearly all major markets around the world. Approval of our ACCOLADE™ family of pacemaker systems in the U.S., Europe and Japan also includes approval for use of these products in patients undergoing MRI scans. We received FDA approval of our ACCOLADE MRI-compatible pacemaker and MRI-compatible Ingevity™ Pacing Lead in April 2016.

Our net sales of CRM products of $463 million represented 21 percent of our consolidated net sales for the third quarter of 2017. Our net sales of CRM products decreased $4 million, or 0.6 percent, in the third quarter of 2017, as compared to the same period in the prior year. Our operational net sales which exclude an immaterial impact in the third quarter of 2017 due to changes in foreign currency exchange rates, decreased 0.9 percent as compared to the same period in the prior year. This year-over-year decrease was primarily driven by difficult comparisons following our U.S. MRI pacemaker launch in 2016. Our defibrillator growth was primarily driven by EMBLEM™ S-ICD sales growth.

The following are the components of our CRM net sales:

	Three Months Ended September 30,
(in millions)	2017	2016
Defibrillator systems	$314	$311
Pacemaker systems	149	156
CRM products	$463	$467

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Rhythmia™ Mapping System, a next-generation, catheter-based, 3-D cardiac mapping and navigation solution designed to help diagnose and treat a variety of arrhythmias. We also market our Blazer™ Therapeutic Ablation Catheter line, a broad portfolio of diagnostic catheters, and variety of capital equipment used in the Electrophysiology lab.

Our net sales of Electrophysiology products of $71 million represented three percent of our consolidated net sales for the third quarter of 2017. Our Electrophysiology net sales increased $11 million, or 17.8 percent, in the third quarter of 2017, as compared to the same period in the prior year. Our operational net sales which exclude an immaterial impact in the third quarter of 2017 due to changes in foreign currency exchange rates, increased 17.6 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by increased sales of our next generation Rhythmia™ Mapping System, Rhythmia HDx™ and related catheters and accessories.

On October 10, 2017, we completed the acquisition of Apama Medical Inc. (Apama), a privately-held company developing the Apama™ Radiofrequency single-shot Balloon Catheter System for the treatment of atrial fibrillation. Total consideration was comprised of $175 million cash up-front and a maximum of $125 million in contingent payments based on the achievement of clinical and regulatory milestones. Apama will be integrated into our Rhythm Management segment.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies.

Our net sales of Endoscopy products of $403 million represented 18 percent of our consolidated net sales for the third quarter of 2017. Our Endoscopy net sales increased $36 million, or 9.8 percent, in the third quarter of 2017, as compared to the same period in the prior year. Our operational net sales which exclude an immaterial impact in the third quarter of 2017 due to changes in foreign currency exchange rates, increased 10.0 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our hemostasis franchise, featuring our Resolution™ and Resolution 360™ Clips, our biliary franchise with our SpyGlass™ DS Direct Visualization System and our infection prevention products, and pathology services that were acquired as part of the EndoChoice acquisition.

On November 22, 2016, we completed the acquisition of EndoChoice. EndoChoice is an Alpharetta, Georgia-based company focused on the development and commercialization of infection prevention products, pathology services and single-use devices for specialists treating a wide range of GI conditions. We began the process of integrating EndoChoice into our Endoscopy business in the fourth quarter of 2016 and expect to be complete by the end of 2017. In March 2017, management decided to discontinue future sales of the FUSE™ System that was obtained as part of this acquisition.

Urology and Pelvic Health

Our Urology and Pelvic Health division develops and manufactures devices to treat various urological and pelvic conditions, such as kidney stones, benign prostatic hyperplasia (BPH), erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps.

Our net sales of Urology and Pelvic Health products of $274 million represented 12 percent of our consolidated net sales for the third quarter of 2017. Urology and Pelvic Health net sales increased $26 million, or 10.3 percent in the third quarter of 2017, as compared to the same period in the prior year. Our operational net sales which exclude an immaterial impact in the third quarter of 2017 due to changes in foreign currency exchange rates, increased 10.2 percent as compared to the same period in the prior year. This year-over-year increase was primarily attributable to growth in sales of our kidney stone products, led by our LithoVue™ Digital Flexible Ureteroscope, and our men's health products, as well as growth across all of our franchises internationally.

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

The Vercise™ PC DBS System with its Neural Navigator™ Programming Software allows for programming flexibility, designed to treat a greater range of patients throughout their disease progression. We are currently in a U.S. pivotal trial with our Vercise DBS System for the treatment of Parkinson’s disease, and expect to launch into the U.S. DBS market by the end of 2017 or early 2018, followed by our directional lead and MRI-conditional labeling in 2018.

Our net sales of Neuromodulation products of $154 million represented seven percent of our consolidated net sales for the third quarter of 2017. Neuromodulation net sales increased $16 million, or 11.0 percent, in the third quarter of 2017, as compared to the same period in the prior year. Our operational net sales which exclude an immaterial impact in the third quarter due to changes in foreign currency exchange rates, increased 11.0 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by share gains from our Precision Montage™ System, continued adoption of the Precision Spectra™ with MultiWave™ Technology SCS System in the U.S. and an increase in international sales.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in our most recent Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We are seeking to expand our presence and strengthen relationships in order to grow net sales and market share within our Emerging Markets and we have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented approximately 11 percent of our consolidated net sales for the third quarter of 2017 and approximately 10 percent in the third quarter of 2016. In the third quarter of 2017, our Emerging Market net sales grew 18.3 percent on both a reported and operational basis, as compared to the same period in the prior year.

Gross Profit

Our gross profit was $1.585 billion for the third quarter of 2017, $1.511 billion for the third quarter of 2016, $4.721 billion for the first nine months of 2017 and $4.390 billion for the first nine months of 2016. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2016	71.8%	70.9%
Manufacturing cost reductions	1.7	1.9
Sales pricing and mix	(0.1)	0.2
Inventory step-up due to acquisition accounting	(0.3)	(0.1)
Net impact of foreign currency	(1.2)	(1.0)
All other, including other period expense	(0.6)	(0.8)
Gross profit margin - period ended September 30, 2017	71.3%	71.1%

The primary factors contributing to the decrease in our gross profit margins during the third quarter, as compared to the same period in 2016, was the negative impact of foreign currency fluctuations and other inventory charges and period expense partially offset by the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs. The primary factors contributing to the increase in our gross profit margins during the first nine months of 2017, as compared to the same periods in 2016, was also the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs, as well as net favorability over the past nine months in our sales pricing and product mix. Partially offsetting these factors was the negative impact of foreign currency fluctuations and other inventory charges and period expense.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	800	36.0%	772	36.7%	2,408	36.3%	2,268	36.6%
Research and development expenses	254	11.4%	232	11.1%	734	11.0%	664	10.7%
Royalty expense	16	0.7%	20	0.9%	50	0.8%	59	1.0%

Selling, General and Administrative (SG&A) Expenses

In the third quarter of 2017, our SG&A expenses increased $28 million, or four percent, as compared to the third quarter of 2016 and were 70 basis points lower as a percentage of net sales. In the first nine months of 2017, our SG&A expenses increased $140 million, or six percent, as compared to the first nine months of 2016 and were 30 basis points lower as a percentage of net sales. The decrease in SG&A as a percentage of sales was primarily driven by the benefit of our targeted initiatives focused on reducing SG&A.

Research and Development (R&D) Expenses

In the third quarter of 2017, our R&D expenses increased $22 million, or nine percent, as compared to the third quarter of 2016, and were 30 basis points higher as a percentage of net sales. In the first nine months of 2017, our R&D expenses increased $70 million, or 11 percent, as compared to the first nine months of 2016, and were 30 basis points higher as a percentage of net sales. We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth. The increase in expenses was due primarily to investments across all of our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the third quarter of 2017, our royalty expense decreased $4 million, or 20 percent, as compared to the third quarter of 2016. In the first nine months of 2017, our royalty expense decreased $9 million, or 15 percent, as compared to the first nine months of 2016. Our royalty expense remained relatively flat at approximately one percent of net sales in the third quarter and first nine months of 2017 and 2016. The decrease in royalty expense relates primarily to a lower royalty rate structure on certain products.

Amortization Expense

Our amortization expense was $139 million in the third quarter of 2017, as compared to $136 million in the third quarter of 2016, and $424 million in the first nine months of 2017, as compared to $408 million in the first nine months of 2016. This increase was primarily due to amortizable intangible assets acquired as part of the EndoChoice and Symetis acquisitions. Amortization expense is excluded by management for purposes of evaluating operating performance.

Intangible Asset Impairment Charges

We incurred intangible asset impairment charges, including charges for technology-related impairments, of $3 million in the third quarter and first nine months of 2017 and $7 million in the third quarter and first nine months of 2016. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded a net benefit of $4 million during the third quarter of 2017 and a net benefit of $78 million during the first nine months of 2017, related to the change in fair value of our contingent consideration liabilities. We recorded a net benefit of $13 million during the third quarter of 2016 and a net expense of $23 million during the first nine months of 2016, related to the change in fair value of our contingent consideration liabilities. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring Charges and Restructuring-related Activities

We recorded restructuring charges pursuant to our restructuring plans of $12 million in the third quarter of 2017 and $5 million in the third quarter of 2016, $17 million during the first nine months of 2017 and $22 million during the first nine months of 2016. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $14 million in the third quarter of 2017 and $12 million in the third quarter of 2016, $44 million in the first nine months of 2017 and $33 million in the first nine months of 2016. Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $175 million to $225 million and reduce gross annual expenses by approximately $115 million to $150 million by the end of 2020 as plan benefits are realized.
We made cash payments of $51 million during the first nine months of 2017 associated with our 2016 Restructuring Plan and as of September 30, 2017, we had made total cash payments of $78 million related to our 2016 Restructuring Plan.

Refer to Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related charges and credits

We recorded litigation-related net credits of $12 million in the third quarter of 2017 and litigation-related net charges of $196 million in the first nine months of 2017. We recorded litigation-related net charges of $4 million in the third quarter of 2016 and $632 million in the first nine months of 2016. The net charges recorded in the first nine months of 2017 and 2016 primarily include amounts related to transvaginal surgical mesh product liability cases and claims. Litigation-related charges and credits are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense

Our interest expense was $57 million in the third quarter of 2017, with an average borrowing rate of 3.7 percent as compared to $58 million in the third quarter of 2016, with an average borrowing rate of 3.9 percent. Our interest expense was $172 million during the first nine months of 2017 with an average borrowing rate of 3.8 percent, as compared to $175 million for the first nine months of 2016, with an average borrowing rate of 3.9 percent. Refer to Liquidity and Capital Resources and Note D – Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in millions)	2017	2016	2017	2016
Interest income	$3	$—	$4	$5
Net foreign currency gain (loss)	(4)	(6)	(12)	(10)
Net gains (losses) on investments	(6)	(25)	(64)	(35)
Other income (expense), net	(4)	(2)	(17)	(4)
	$(11)	$(33)	$(89)	$(44)

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

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective tax rate from continuing operations	8.5%	11.2%	(2.0)%	(152.4)%

The change in our reported tax rates for the third quarter and first nine months of 2017, as compared to the same periods in 2016, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items, investment impairment-related items, litigation-related items and amortization expense, as well as the impact of certain discrete tax items.

We are contesting in U.S. Tax Court significant proposed adjustments from the Internal Revenue Service (IRS) related to its audit of our transfer pricing methodologies for the 2001 through 2007 tax years. The IRS also proposed similar transfer pricing adjustments for the 2008 through 2010 tax years. We disagree with the transfer pricing methodologies being applied by the IRS and we were scheduled to go to trial in the U.S. Tax Court in late July 2016. On July 19, 2016, we entered a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as issues related to our transaction with Abbott, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years as well as review by the United States Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with IRS Office of Appeals as to the resolution of the transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement.
In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest through the date of payment. If finalized, payments related to the resolution are expected in the next nine months. We believe that our income tax reserves associated with these matters are adequate as of September 30, 2017 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.
Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the nine months ended September 30, 2017, there were no material changes to the application of critical accounting policies and estimates as described in our most recent Annual Report on Form 10-K.

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

As of September 30, 2017, we had $210 million of cash and cash equivalents on hand, comprised of $27 million invested in money market and government funds and $183 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have access to our $2.250 billion commercial paper program, which is backed by the 2017 revolving credit facility described below. As of September 30, 2017, we had $1.260 billion in commercial paper debt outstanding resulting in an additional $990 million of available liquidity and full access to our $400 million credit facility secured by our U.S. trade receivables all described below.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2017	2016
Cash provided by (used for) operating activities	$554	$506
Cash provided by (used for) investing activities	(721)	(355)
Cash provided by (used for) financing activities	178	(234)

Operating Activities

During the first nine months of 2017, cash provided by operating activities was $554 million, as compared to cash provided by operating activities of $506 million during the first nine months of 2016, an increase of $48 million. The increase was driven by changes in working capital.

Investing Activities

During the first nine months of 2017, cash used for investing activities primarily relate to purchases of property, plant and equipment of $240 million, including amounts to complete our manufacturing plant in Malaysia; payments for the Symetis acquisition, net of cash acquired of $392 million; and payments related to strategic investments, acquisitions of certain technologies and issuances of notes receivable of $89 million. During the first nine months of 2016, cash used for investing activities primarily included purchases of property, plant and equipment of $209 million, payments for acquisitions of businesses, net of cash acquired of $70 million and payments related to strategic investments, acquisitions of certain technologies and issuances of notes receivable of $105 million, partially offset by proceeds from the sale of one of two buildings located in Quincy, Massachusetts of $29 million.

Financing Activities

Our cash flows for financing activities reflect issuances and repayments of debt, payments of acquisition-related contingent consideration, cash used to net share settle employee equity awards and stock issuances related to our equity incentive programs.

Debt

We had total debt of $5.682 billion as of September 30, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

in millions, except interest rates	Maturity Date	As of
		September 30, 2017	December 31, 2016
January 2017 5.125% Notes	January 2017	$—	$250
October 2018 2.650% Notes	October 2018	600	600
January 2020 6.000% Notes	January 2020	850	850
May 2020 2.850% Notes	May 2020	600	600
May 2022 3.375% Notes	May 2022	500	500
May 2025 3.850% Notes	May 2025	750	750
October 2023 4.125% Notes	October 2023	450	450
November 2035 6.250% Notes	November 2035	350	350
January 2040 7.375% Notes	January 2040	300	300
August 2018 Term Loan	August 2018	—	150
August 2020 Term Loan	2018 - 2020	—	600
Debt Discount	2018 - 2040	(7)	(8)
Deferred Financing Costs	2018 - 2040	(20)	(24)
Interest Rate Swaps	2020 - 2023	42	51
Capital Lease Obligation	2018 - 2020	1	1
Long-term debt		$4,416	$5,420

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility
On August 4, 2017, we entered into a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility (the 2015 Facility), which was scheduled to mature April 2020. The 2017 Facility matures on August 4, 2022. Eurodollar and multicurrency loans under the 2017 Facility bear interest at LIBOR plus an interest margin of between 0.90 percent and 1.50 percent, based on our corporate credit ratings and consolidated leverage ratio (1.10 percent as of September 30, 2017). Under the credit agreement for the 2017 Facility (the 2017 Credit Agreement), we are required to pay a facility fee (0.15 percent as of September 30, 2017) based on our credit ratings and the total amount of revolving credit commitment, regardless of usage of the 2017 Facility. This facility provides backing for the commercial paper program described below. There were no borrowings outstanding under the 2017 Facility as of September 30, 2017 and no borrowings outstanding under the 2015 Facility as of December 31, 2016.
The 2017 Facility agreement in place requires that we maintain certain financial covenants, as follows:

	Covenant Requirement as of September 30, 2017	Actual as of September 30, 2017
Maximum leverage ratio (1)	3.5 times	2.3 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Credit Agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by such agreement, through the agreed maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2017, we had $476 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Credit Agreement, are excluded from the calculation of consolidated EBITDA and any new debt issued to fund any tax deficiency payments is excluded from consolidated total debt, as defined in the 2017 Credit Agreement, provided that the sum of any excluded net cash litigation payments and any new debt issued to fund any tax deficiency payments does not exceed $2.624 billion in the aggregate. As of September 30, 2017, we had $2.358 billion of the combined legal and debt exclusion remaining.
As of and through September 30, 2017, we were in compliance with the required covenants.
Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers.
Commercial Paper
In June 2017, we launched a commercial paper program that allowed the Company to have a maximum of $2.000 billion in commercial paper outstanding. In August 2017, we increased our commercial paper program’s maximum to $2.250 billion, in line with the increased size of the 2017 Facility. As of September 30, 2017 there was $1.260 billion of commercial paper outstanding. The commercial paper program is backed by the 2017 Facility. Commercial paper issued as of September 30, 2017 had a weighted average maturity of 29 days and a weighted average yield of 1.65 percent.
Term Loans

As of September 30, 2017, we had no amounts outstanding under our unsecured term loan facilities and $750 million outstanding as of December 31, 2016. These facilities include an unsecured term loan facility maturing August 2018 (August 2018 Term Loan) and an unsecured term loan facility maturing August 2020 (August 2020 Term Loan). The August 2018 Term Loan had $150 million outstanding as of December 31, 2016 and was fully repaid as of June 30, 2017. The August 2020 Term Loan had $600 million outstanding as of December 31, 2016 and was fully repaid as of September 30, 2017.

Senior Notes

We had senior notes outstanding of $4.400 billion as of September 30, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million plus interest of our senior notes due in January 2017. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. On February 7, 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million and extending the facility maturity date to February 2019. We had no borrowings outstanding under this facility as of September 30, 2017 and $60 million as of December 31, 2016.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to $449 million as of September 30, 2017. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $167 million of receivables as of September 30, 2017 at an average interest rate of 1.6 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 22.0 billion Japanese yen (approximately $196 million as of September 30, 2017). We de-recognized $162 million of notes receivable and factored receivables as of September 30, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

We had outstanding letters of credit of $37 million as of September 30, 2017 and $44 million as of December 31, 2016, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2017 and December 31, 2016, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we did not recognize a related liability for our outstanding letters of credit in our consolidated balance sheets as of September 30, 2017 or December 31, 2016. We believe we will generate sufficient cash from operations to fund these arrangements and intend to fund these arrangements without drawing on the letters of credit.

As of and through September 30, 2017, we were in compliance with all the required covenants related to our debt obligations. For additional details related to our debt, including our revolving credit facility, term loans, senior notes and other arrangements, see Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Equity
We received $79 million during the first nine months of 2017 and $108 million during the first nine months of 2016 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock during the first nine months of 2017 and 2016. As of September 30, 2017, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $96 million for the first nine months of 2017 and $87 million for the first nine months of 2016.
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

Additional Information

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (earnings) and adjusted net income (earnings) per share that exclude certain amounts and operational net sales that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States.

The GAAP financial measure most directly comparable to adjusted net income is GAAP net income (loss) and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income (loss) per share. To calculate operational net sales that exclude changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to operational growth rate percentages is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report on Form 10-Q.

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

We believe that presenting adjusted net income and adjusted net income per share that exclude certain amounts and operational net sales that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

Adjusted net income and adjusted net income per share that exclude certain amounts and operational net sales that exclude the impact of changes in foreign currency exchange rates, are not in accordance with GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three and nine months ended September 30, 2017 and 2016, as well as reasons for excluding each of these individual items:

Adjusted Net Income and Adjusted Net Income per Share:

•
Intangible asset impairment charges - This amount represents write-downs of certain intangible asset balances in the first nine months of 2017 and 2016. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our indefinite-lived intangible assets at least annually for impairment. If we determine the carrying value of the amortizable intangible asset is not recoverable or we conclude that it is more likely than not that the indefinite-live asset is impaired, we will write the carrying value down to fair value in the period identified. We exclude the impact of impairment charges from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management has excluded intangible asset impairment charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Litigation-related net charges (credits) - These adjustments include certain significant product liability and other litigation-related charges and credits. We record these charges and credits, which we consider to be unusual or infrequent and significant, within the litigation-related charges line in our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within selling general and administrative expenses. These amounts are excluded by management in assessing our operating performance, as well as from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

Operational Net Sales Excluding the Impact of Changes in Foreign Currency Exchange Rates

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

Our Businesses

•	Our ability to increase net sales, expand the market and capture market share;

•	The volatility of the market and our ability to increase our net sales and capture market share;

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.329 billion as of September 30, 2017 and $4.101 billion as of December 31, 2016. We recorded $83 million of other assets and $92 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2017, as compared to $199 million of other assets and $26 million of other liabilities as of December 31, 2016. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $329 million as of September 30, 2017 and $257 million as of December 31, 2016. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $419 million as of September 30, 2017 and by $223 million as of December 31, 2016. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2017. As of September 30, 2017, $4.415 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 78 percent of our total debt.
Refer to Note D – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three and nine month period ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1
Credit Agreement dated as of August 4, 2017 by and among Boston Scientific Corporation, the several lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed on August 7, 2017, File No. 1-11083).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 2, 2017.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer