Form 10-K
period 2017-12-31
BOSTON SCIENTIFIC CORP
filed 2018-02-20
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2017

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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files). Yes: ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $37.9 billion based on the last reported sale price of $27.72 of the registrant’s common stock on the New York Stock Exchange on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of the registrant’s common stock as of January 31, 2018 was 1,374,910,797.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Our Company

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. As a medical technology leader for more than 35 years, we advance science for life by providing a broad range of high performance solutions to address unmet patient needs and reduce the cost of healthcare. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. In 1969, Medi-tech introduced a family of steerable catheters used in some of the world's first less-invasive procedures. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused new product development, innovation, market development and organizational growth. Since then, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals diagnose and treat a wide range of diseases and medical conditions, and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body.

Our net sales have increased substantially since our formation. Our growth has been fueled in part by strategic acquisitions designed to improve our ability to take advantage of growth opportunities in the medical device industry and to build depth of portfolio within our core businesses. These strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures in our core areas of Cardiovascular, Rhythm Management and Medical Surgical (MedSurg). We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in the current healthcare environment that seeks to improve outcomes and lower costs. Our strategy of category leadership also enables us to compete in a changing, contracting landscape and position our products with physicians, managed care, large buying groups, governments and hospitals, while also expanding internationally and managing the complexities of the global healthcare market.

Business Strategy

We operate following five strategic imperatives: Strengthen Category Leadership, Expand into High Growth Adjacencies, Drive Global Expansion, Fund the Journey to Fuel Growth and Develop Key Capabilities. We believe that our execution of these strategic imperatives will drive innovation, accelerate profitable revenue growth and increase stockholder value while strengthening our leadership position in the medical device industry.

We expect to continue to invest in our core franchises and also pursue opportunities to diversify and further expand our presence in strategic growth adjacencies and new global markets. Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions, alliances and other investments. Our organic research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. In the last several years, we have completed multiple acquisitions to execute this strategy and strengthened our core franchises and expanded into high growth adjacencies and global markets.

To support the achievement of our strategic and organizational objectives, our Enterprise Risk Management program analyzes the key risks inherent in achieving our strategic imperatives so we can anticipate and adapt to potential challenges to preserve and grow shareholder value. Our Board of Directors oversees risk management and focuses on the most significant risks facing the Company including strategic, operational, financial, legal and compliance risks.

Products

In 2017, our products were offered for sale by seven core businesses: Interventional Cardiology, Cardiac Rhythm Management, Endoscopy, Peripheral Interventions, Urology and Pelvic Health, Neuromodulation and Electrophysiology. In 2017, we derived 27 percent of our sales from our Interventional Cardiology business, 21 percent from our Cardiac Rhythm Management business, 18 percent from our Endoscopy business, 12 percent from our Peripheral Interventions business, 12 percent from our Urology and Pelvic Health business, seven percent from our Neuromodulation business and three percent from our Electrophysiology business. Our seven core businesses are organized into three reportable segments: Cardiovascular, Rhythm Management and MedSurg.

The following describes our principal product offerings by reportable segment. In addition, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for further information on the financial results of our core businesses.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions. Our broad, innovative product offerings have enabled us to become a leader in the global interventional cardiology market.

Drug-Eluting Coronary Stent Systems

Our drug-eluting coronary stent product offerings are an important element of our global Interventional Cardiology market leadership. We believe we have enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through our scientific research and product development of drug-eluting stent systems. Our coronary stent offerings include:

•	our SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System, featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating and

•	our Promus PREMIER™ and Promus™ Element™ Everolimus-Eluting Stents.

Complex PCI Therapies

Our product offerings to perform complex percutaneous coronary interventions (PCI) include a broad line of products used to treat patients with atherosclerosis, a principal cause of coronary artery obstructive disease. These include balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, crossing and re-entry devices for the treatment of chronically occluded coronary vessels and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures.

PCI Guidance

Our PCI Guidance offerings include a family of intravascular catheter-directed ultrasound imaging catheters, complemented by our intravascular ultrasound (IVUS) imaging system and our fractional flow reserve (FFR) devices and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels to assist in the diagnosis of coronary artery disease. Our PCI Guidance product offerings include:

•	our OptiCross™ IVUS Imaging catheter,

•	our COMET™ FFR Pressure Guidewire and

•
our iLab™ Ultrasound Imaging System with Polaris Software, designed to enhance the diagnosis and treatment of blocked vessels and other heart disorders, which is compatible with our full line of imaging catheters and FFR devices and continues to be our flagship console.

The iLab Ultrasound Imaging System has been placed in cardiology labs worldwide and provides an installed base through which we expect to continue to sell associated single-use products.

Structural Heart Therapies

Structural heart therapy is one of the fastest growing areas of the medical technology market and is highly synergistic with our Interventional Cardiology and Rhythm Management businesses. Our current structural heart product offerings include:

•
our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Technology (WATCHMAN), designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke and

•	our ACURATE TA™, ACURATE neo™ and ACURATE TF™ Aortic Valve Systems, which are based on a self-expanding architecture.

WATCHMAN is the first device to offer an alternative to warfarin that has been studied in a randomized clinical trial and is marketed globally. The WATCHMAN device has been commercially available internationally since 2009 and is the leading device in percutaneous LAAC globally. In March 2015, the WATCHMAN device received Food and Drug Administration (FDA) approval to treat patients who are at an elevated risk of stroke, deemed suitable for warfarin and have appropriate rationale to seek a non-pharmacologic alternative to warfarin. We believe that the WATCHMAN device will be the only LAAC technology commercially available in the U.S. for multiple years.

On May 16, 2017, we completed the acquisition of Symetis SA (Symetis), a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve replacement (TAVR) devices. Through this acquisition, we began selling our ACURATE neo Aortic Valve throughout Europe and now offer both transfemoral and transapical delivery systems. The ACURATE neo Aortic Valve features a highly deliverable catheter and intuitive "top-down" implantation approach for a stable, predictable procedure. We are also developing the ACURATE neo2™ Aortic Valve System, which features an enhanced outer sealing skirt. We are in the process of integrating Symetis into our Interventional Cardiology business and expect the integration to be substantially complete by the end of 2018.

In addition, the Lotus™ Valve System and next generation Lotus EDGE™ Valve System are TAVR products based on a mechanically-expanded architecture and are investigational devices within our structural heart portfolio, which are not currently commercially available. If we are able to address certain technical and regulatory hurdles, our goal is to return the Lotus EDGE Valve System to market.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial diseases, including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular diseases, as well as products to diagnose, treat and ease various forms of cancer. Our broad peripheral product offerings include products to treat arterial diseases (stents, balloon catheters, wires and atherectomy) and venous diseases (thrombectomy, wires and stents) and employ interventional oncology techniques to treat various cancers (peripheral embolization devices, microcatheters and drainage catheters).

Our peripheral angioplasty balloon technologies include:

•	our Mustang™ PTA next-generation Balloon Catheter, a 0.035" balloon with superior crossing and tracking, powerful dilatation, longer lengths and smaller sheath sizes,

•	our Coyote™ Balloon Catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures and

•	our Sterling™ Balloon Catheter, a 0.018" PTA balloon catheter designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries.

Our peripheral stent technologies include:

•	our EPIC™ Vascular Self-Expanding Stent System, a nitinol stent designed to sustain vessel patency while providing enhanced visibility and accuracy during placement,

•	our Innova™ Self-Expanding Stent System, a laser-cut nitinol stent built for the superficial femoral artery (SFA, a large artery in the thigh) with flexibility, strength and fracture resistance and

•
our Eluvia™ Drug Eluting Vascular Stent System, an innovative stent built on the Innova stent platform, designed to deliver a sustained dosage of paclitaxel during the time when restenosis is most likely to occur.

We are currently conducting a pivotal study designed to evaluate the safety and performance of our Eluvia Drug-Eluting Vascular Stent System, which received CE Mark in February 2016.

Our venous disease technologies include:

•	our AngioJet™ Thrombectomy System, used in endovascular procedures to remove blood clots from blocked arteries and veins and

•	our AngioJet Zelante DVT™ Thrombectomy Catheter to treat deep vein thrombosis (DVT) in large-diameter upper and lower limb peripheral veins, in the U.S. and Europe.

We also offer products designed to treat patients with non-vascular disease, primarily in interventional oncology. Our product offerings in this area include:

•	our Direxion™ Torqueable Microcatheter and

•
our line of interventional oncology product solutions, including the Renegade™ HI-FLO™ Fathom™ Microcatheter and Guidewire System and Interlock™ - 35 Fibered IDC™ and 18 Fibered IDC™ Occlusion System for peripheral embolization.

On December 31, 2015, we completed the acquisition of the interventional radiology business of CeloNova Biosciences (CeloNova). The acquisition included drug-eluting microspheres designed to be loaded with chemotherapy drugs for delivery to cancerous tumors and spherical embolic products used to treat uterine fibroids and other conditions. In 2017, we completed the integration of CeloNova into our Peripheral Interventions business.

Rhythm Management

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include:

•
our implantable cardioverter defibrillators (ICD) and implantable cardiac resynchronization therapy defibrillators (CRT-D) as well as the world's first and only commercially available subcutaneous implantable cardiac defibrillators (S-ICD),

•	our pacemakers and implantable cardiac resynchronization therapy pacemakers (CRT-P) and

•
our LATITUDE™ Remote Patient Management System, which allows for more frequent monitoring and better guided treatment decisions by enabling physicians in most geographies to monitor implantable system performance remotely.

Our entire transvenous defibrillator portfolio leverages our EnduraLife™ Battery Technology, including our extended longevity (EL) ICD, our CRT-D’s and our MINI (smallest and thinnest) ICD.

Our most current generation of defibrillators, the RESONATE™ family of devices, is now available in most major markets around the world. These devices include our proprietary HeartLogic™ Heart Failure (HF) Diagnostic, EnduraLife Battery Technology and SmartCRT™ with Multisite pacing in CRT-D. Magnetic resonate imaging (MRI) conditional labeling was approved by the FDA in September 2017 and covers our current generation RESONATE family of devices, as well as our prior generation of DYNAGEN™ and INOGEN™ devices. We now have MRI conditional labeling across our defibrillator portfolio in most major markets around the world, when used with our current generation of leads. Our implantable defibrillator portfolio is complemented by our suite of ACUITY™ X4 Quadripolar LV Leads, RELIANCE™ family of ICD Leads and INGEVITY™ Pacing Lead.

In addition to our transvenous defibrillator portfolio, we offer our EMBLEM™ MRI S-ICD System, which provides physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart or invading the vasculature. Our EMBLEM S-ICD devices have MRI conditional labeling and LATITUDE Remote Patient Management in most major markets.

We market our ACCOLADE™ family of pacemaker systems in nearly all major markets around the world. Approval of our ACCOLADE Pacemaker family in the U.S., Europe and Japan also included approval for use of these products in patients undergoing MRI scans. We received FDA approval of our ACCOLADE MRI-Compatible Pacemaker and MRI-compatible INGEVITY Pacing Lead in April 2016. Much like our defibrillator portfolio, our pacemakers leverage our INGEVITY Pacing Leads and LATITUDE Remote Patient Management in nearly all major markets.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab. Our product offerings include:

•	our Rhythmia™ Mapping System, a next-generation, catheter-based, 3-D cardiac mapping and navigation solution designed to help diagnose and guide treatment of a variety of arrhythmias,

•	our Blazer™ Therapeutic Ablation Catheter line,

•	a broad portfolio of diagnostic catheters including Blazer™ Dx-20, Dynamic Tip™ and Viking™ Catheters,

•	intracardiac ultrasound catheters, delivery sheaths and other accessories and

•	a full offering of capital equipment used in Electrophysiology labs, such as recording systems, generators and pumps.

Our cooled ablation catheters portfolio includes our U.S. and CE Mark approved Blazer™ Open-Irrigated and IntellaNav™ Open-Irrigated Ablation Catheters with a unique Total Tip Cooling™ Design. We also offer our IntellaNav™ XP and IntellaNav™ MiFi XP Catheters, as well as our IntellaNav MiFi™ Open-Irrigated catheter. Our IntellaTip™ MiFi XP, IntellaNav™ MiFi XP and

IntellaNav™ MiFi Open-Irrigated Catheters include MicroFidelity (MiFi) sensor technology in the catheter tip. All of our IntellaNav Catheters are designed to allow magnetic tracking when used with our Rhythmia Mapping System.

Our capital equipment offerings include our Rhythmia Mapping System, LabSystem PRO™ Recording System, Maestro™ RF Generators and the MetriQ™ Pump. In 2015, the Rhythmia Mapping System and IntellaMap Orion™ Mapping Catheter began full global commercialization, bringing to market a next-generation system capable of high-density high-resolution mapping. We are now in full global commercialization of our next generation Rhythmia HDx™ Mapping System.

On October 10, 2017, we completed the acquisition of Apama Medical Inc. (Apama), a privately-held company developing the Apama™ Radiofrequency single-shot Balloon Catheter System for the treatment of atrial fibrillation. We began the process of integrating Apama into our Rhythm Management segment in the fourth quarter of 2017 and expect the integration to be substantially complete by the end of 2019.

MedSurg

Endoscopy

Gastroenterology and Pulmonary

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies. Our product offerings include:

•
our SpyGlass™ DS System launched in 2015, which brings digital imaging, a wider field of view and a simpler set-up (compared to our legacy SpyGlass System), enabling cholangioscopy to play a greater role in the diagnosis and treatment of pancreatico-biliary diseases,

•
our Resolution 360™ Clip launched in October 2016 (built on the technology of our legacy Resolution™ Clip), a hemostatic clipping technology designed to stop and help prevent bleeding during endoscopic procedures, using a multi-wire braided catheter designed to enable healthcare professionals to more accurately maneuver and deploy the clip to the target area site,

•
our Epic™ Biliary Endoscopic Stent System launched in October 2017, indicated for the palliation of malignant strictures, is our first laser cut self-expanding metal stent and was developed to complement our braided metal stent portfolio,

•
our Acquire™ Endoscopic Ultrasound Fine Needle Biopsy Device launched in January 2017, which is designed to obtain larger tissue specimens for histological assessment and is useful when diagnosing diseases such as pancreatic cancer, liver cancer and stomach lesions and

•
our AXIOS™ Stent and Electrocautery Enhanced Delivery System is the first, and currently, only stent in the U.S. indicated for endoscopic drainage of pancreatic pseudocysts. In December 2017, we launched a new 20 mm AXIOS Stent in a limited number of hospitals in the U.S. and Europe.

On November 22, 2016, we completed our acquisition of EndoChoice Holdings, Inc. (EndoChoice). EndoChoice is an Alpharetta, Georgia based company focused on the development and commercialization of infection prevention products, pathology services and single-use devices for specialists treating a wide range of GI conditions. In 2017, we substantially completed the process of integrating EndoChoice into our Endoscopy business.

Interventional Bronchoscopy

We develop and market devices to diagnose, treat and palliate pulmonary diseases within the airway and lungs. Our products are designed to help perform biopsies, retrieve foreign bodies from airways, open airway narrowings, stop internal bleeding and ease symptoms of some types of airway cancers. Our product line includes pulmonary biopsy forceps, transbronchial aspiration needles, retrieval baskets, tracheobronchial stents and balloons used to dilate narrowed airway passages or for tumor management, and the Alair™ Bronchial Thermoplasty System for the treatment of severe persistent asthma.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps. Our product offerings include:

•	a full line of stone management products, including ureteral stents, catheters, baskets, guidewires, sheaths and balloons and stone laser devices,

•	our LithoVue™ Single-Use Digital Flexible Ureteroscope, which delivers detailed high-resolution digital images for high-quality visualization and seamless navigation,

•	penile implants to treat erectile dysfunction and urinary control systems to treat male urinary incontinence, under our Men's Health portfolio,

•	our GreenLight XPS™ Laser System and MoXy™ Fiber to treat BPH and

•	a range of devices for the treatment of Women's Health conditions such as stress urinary incontinence, pelvic organ prolapse, heavy menstrual bleeding (menorrhagia) and uterine fibroids and polyps.

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. The AMS male urology portfolio was integrated into our formerly named Urology and Women's Health business and the joint businesses became Urology and Pelvic Health. We substantially completed the integration in 2016.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our product offerings include:

•
our Precision™, Precision Spectra™, Precision Montage™, Precision Novi™ and Spectra WaveWriter™ Spinal Cord Stimulator (SCS) Systems, designed to provide improved pain relief to a wide range of patients who suffer from chronic pain and

•
our Vercise™, Vercise™ PC and Vercise Gevia™ Deep Brain Stimulation (DBS) Systems for the treatment of Parkinson's disease, tremor, and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions.

The Precision Spectra™ SCS System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources. We believe that we continue to have a technological advantage due to our proprietary features such as Multiple Independent Current Control and our Illumina 3D Proprietary Programming Software, which together are intended to allow the physician to target specific areas of pain and customize stimulation of nerve fibers more precisely. In 2015, we launched the Precision Novi™ SCS System in Europe and then in the U.S., offering the smallest 16-contact high capacity primary cell (PC) device, also referred to as non-rechargeable. In 2016, we launched the Precision Montage™ SCS System in Europe and the U.S. offering a16-contact rechargeable system with Illumina 3D™ programming and full body MRI labeling when conditions of use are met. In January 2018, we announced FDA approval for the Spectra WaveWriter™ SCS System, the first and only system approved by the FDA to simultaneously provide paresthesia-based and sub-perception therapy.

In December 2017, we received FDA approval for our Vercise™ DBS System in the U.S. as an adjunctive therapy in reducing some of the symptoms of moderate to advanced Parkinson’s disease. We also have regulatory approval for our Vercise DBS System in various international regions such as Europe, Latin America and Asia Pacific. In mid-2017, we launched our Gevia™ DBS System with the Cartesia™ Directional Lead, the first MRI conditional directional system, in Europe, Japan and various countries in Latin America. The Cartesia Directional Lead uses multi-directional stimulation for greater precision, intended to minimize side effects for patients. In 2015, we gained CE Mark approvals for the Vercise™ PC DBS System with its Neural Navigator™ Programming Software and the Cartesia Directional Lead.

Research and Development

Our investment in research and development is critical to driving our future growth. We expended $997 million on research and development in 2017, $920 million in 2016 and $876 million in 2015. Our investment in research and development reflects the following:

•	internal research and development programs, regulatory design and clinical science, as well as other programs obtained through our strategic acquisitions and alliances and

•	engineering efforts that incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.

We have directed our development efforts toward innovative technologies designed to expand current markets or enter adjacent markets. We are transforming how we conduct research and development and are scrutinizing our cost structure, which we believe will enable increased development activity and faster concept-to-market timelines.

Focused, cross-functional teams take a formal approach to new product design and development, helping us to manufacture and offer innovative products in a consistently and efficiently. Involving cross-functional teams early in the process is the cornerstone of our product development cycle. We believe this collaboration allows our teams to concentrate resources on the most viable and clinically relevant new products and technologies and maximize cost and time savings as we bring them to market.

In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We are expanding our collaborations to include research and development teams in emerging markets; these teams will focus on both global and local market requirements at a lower cost of development. We believe that these efforts will play a significant role in our future success.

Marketing and Sales

In 2017, we marketed our products and solutions to approximately 36,000 hospitals, clinics, outpatient facilities and medical offices in the U.S. and in approximately125 countries worldwide. The majority of our net sales are derived from countries in which we have direct sales organizations. We also have a network of distributors and dealers who offer our products in certain countries and markets. We expect to continue to leverage our infrastructure in markets where commercially appropriate and use third party distributors in those markets where it is not economical or strategic to establish or maintain a direct presence. No single institution accounted for more than ten percent of our net sales in 2017, 2016 or 2015; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales. We have a dedicated corporate accounts organization in the U.S. and Europe focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions, as well as on key hospital service line administrators, like the Cardiovascular Service Line Administrator. We believe that this dual focus on disease state management and hospital administrators enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with both physicians and key service line administrators. We believe that our positive working relationships with physicians, service line administrators and others in the medical industry enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to our customers' changing needs.

International Operations

International net sales accounted for approximately 43 percent of our net sales in 2017, 2016 and 2015. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that we can implement across our product lines. In addition, we are investing in infrastructure in emerging markets to strengthen our sales and service capabilities and maximize our opportunities in these countries.

As of December 31, 2017, we had six principal international manufacturing facilities, including three in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 40 percent of our products manufactured in 2017 were produced at these facilities. In the second half of 2017, we opened our regional manufacturing facility in Penang, Malaysia. We also maintain research and development capabilities in Ireland, Puerto Rico, Costa Rica, Germany, India and China. We operate physician training centers in France, Japan, South Africa, Germany, Italy, South Korea, Poland, India and China.

Manufacturing and Raw Materials

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. We strive to improve the efficiency of our sourcing operations and to leverage the technical expertise of the broader market by partnering with strategic suppliers. In doing so, we seek to focus our internal resources on the development and commercial launch of new products and the enhancement of existing products. We continue to implement new systems designed to provide improved quality, reliability, service, greater efficiency and lower supply chain costs. We also drive continuous improvement in product quality through process controls and validations, supplier and distribution controls and providing our operations teams with the necessary training and tools. In addition, we remain focused on examining our operations and general business activities to enhance our operational effectiveness by identifying cost-improvement opportunities.

We remain committed to maintaining prudent investments in supply chain resiliency on an ongoing basis. Our products are designed and manufactured in technology centers around the world, either by us or third parties. We consistently monitor our inventory levels, manufacturing and distribution capabilities and maintain recovery plans to address potential disruptions that we may encounter. Many components used in the manufacturing of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies and we regularly readdress the adequacy and abilities of our suppliers to meet our needs. As an example, our past investments in supply chain risk reduction led to minimal production impact in the wake of Hurricanes Harvey, Irma and Maria in 2017.

Quality Assurance

We are committed to providing high quality products to our customers. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy various international quality system regulations, including those of the FDA with respect to products sold in the U.S. All of our manufacturing facilities and distribution centers are certified under the ISO 13485 quality system standard, established by the International Standards Organization (ISO) for medical devices, which includes requirements for an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of the certification requires that these facilities undergo periodic re-examination.

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that sound environmental, health and safety performance contributes to our competitive strength while benefiting our customers, stockholders and employees. We are focused on continuous improvement in these areas by reducing pollution, depletion of natural resources and our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. We are listed on the FTSE4Good Corporate Social Responsibility Index, managed by the Financial Times and the London Stock Exchange, which measures the performance of companies that meet globally recognized standards of corporate responsibility. This listing recognizes our dedication to those standards and it places us in a select group of companies with a demonstrated commitment to responsible business practices and sound environmental policies.

We have obtained ISO 14001:2015 certifications at our major manufacturing plants and Tier 1 distribution centers around the world, as well as our Corporate headquarters in Marlborough, Massachusetts. ISO 14001:2015 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. Using this environmental management system and the specific attributes of our certified locations in the U.S., Ireland, Costa Rica and the Netherlands, we continue to improve our environmental performance and reduce our environmental footprint.

Competition

We encounter significant competition across our product lines and in each market in which we sell our products and solutions, some from companies that may have greater financial and marketing resources than we do. Our primary competitors include Abbott Laboratories, Medtronic plc and Cook Medical, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states that could also be treated using our products.

We believe that our products and solutions compete primarily on their ability to deliver both clinical and economic outcomes for our customers while also continuing to perform diagnostic and therapeutic procedures safely and effectively in a less-invasive manner. We also compete on, ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, with economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could continue to put additional competitive pressure on us, including on our average selling prices, overall procedure rates and addressable market sizes. We recognize that our continued competitive success will depend upon our ability to:

•	offer products and solutions that provide differentiated clinical and economic outcomes,

•	create or acquire innovative, scientifically advanced technologies,

•	apply our technology and solutions cost-effectively and with superior quality across product lines and markets,

•	develop or acquire proprietary products and solutions,

•	attract and retain skilled personnel,

•	obtain patent or other protection for our products,

•	obtain required regulatory and reimbursement approvals,

•	continually enhance our quality systems,

•	manufacture and successfully market our products and solutions either directly or through outside parties and

•	supply sufficient inventory to meet customer demand.

Medical Device Regulatory Approvals

The medical devices that we manufacture and market are subject to regulation by numerous worldwide regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution. Medical devices are also generally subject to varying levels of regulatory control based on risk level of the device.

In the U.S., authorization to distribute a new device can generally be met in one of three ways. The first process requires that a premarket notification (510(k)) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device (the “predicate” device). Applicants must submit performance data to establish substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) premarket notification. If so, these data must be collected in a manner that conforms to the applicable IDE regulations. The FDA must issue a decision finding substantial equivalence before commercial distribution can occur. Changes to cleared devices that could not significantly affect the safety or effectiveness of the device can generally be made without additional 510(k) premarket notifications; otherwise, a new 510(k) is required.

The second process requires the submission of a premarket approval (PMA) application to the FDA to demonstrate that the device is safe and effective for its intended use. This approval process applies to most Class III devices and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose and that the proposed manufacturing is in compliance with the Quality System Regulation (QSR). For novel technologies, the FDA will generally seek input from an advisory panel of medical experts and seek their views on the safety, effectiveness and benefit-risk of the device. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) process.

The third process requires that an application for a Humanitarian Device Exemption (HDE) be made to the FDA for the use of a Humanitarian Use Device (HUD). An HUD is intended to benefit patients by treating or diagnosing a disease or condition that affects, or is manifested in, not more than 8,000 individuals in the U.S. per year. The application submitted to the FDA for an HDE is similar in both form and content to a PMA application, but is exempt from the effectiveness requirements of a PMA. The HUD provision of the regulation provides an incentive for the development of devices for use in the treatment or diagnosis of diseases affecting smaller patient populations.

In the European Economic Area (EEA), we are required to comply with applicable Medical Device Directives, specifically the Medical Devices Directive and the Active Implantable Medical Device Directive and affix a CE Mark on medical devices that will be placed on the market within the EEA. The CE Mark is affixed following conformity assessment and either approval from the appointed independent Notified Body or through self-certification. CE Marking indicates conformity to the applicable Essential Requirements of the relevant Medical Devices Directive. The European Union (EU) Commission published a new Medical Device Regulation in 2017, which repealed the existing Directives and provides a three year transition period. The Medical Device Regulation will change multiple aspects of the existing regulatory framework, such as clinical evidence requirements and introduce several new requirements, such as Unique Device Identification (UDI). Thus, the new Medical Device Regulation significantly modifies and intensifies the compliance burden for industry.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch new products, such as the requirement that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) and the China Food and Drug Administration. Many countries that previously did not have medical device regulations, or minimal regulations, are now introducing them. For example, India is in the process of implementing new medical device regulations.

The FDA and other worldwide regulatory agencies and competent authorities actively monitor compliance to local laws and regulations through review and inspection of design and manufacturing practices, record keeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices or initiate action for criminal prosecution of such violations. Regulatory agencies and authorities in the countries where we do business can halt production in or distribution within their respective country or otherwise take action in accordance with local laws and regulations.

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

Government Affairs

We maintain a global Government Affairs presence, headquartered in Washington, D.C., to actively monitor and advocate on a myriad legislation and policies impacting us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and Administration offices, state legislatures and regulatory agencies, embassies and global governments on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, to advance our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office also manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general.
Healthcare Policies and Reimbursement
Political, economic and regulatory influences around the world continue to subject the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments and health care delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payers and other stakeholders may be significant and new therapies may take a longer period of time to gain widespread adoption.

The impact to our business of the U.S. Patient Protection and Affordable Care Act's (ACA) provisions related to coverage expansion, payment reforms and delivery system has been immaterial. The ACA and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010. The legislation imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. In December 2015, the Promise for Antibiotics and Therapeutics for Health Act, or PATH Act, was passed, which included legislation which temporarily suspended the 2.3 percent excise tax until December 31, 2017. In January 2018 another temporary two year suspension of the 2.3 percent excise tax was passed, extending the suspension to December 31, 2019. We have substantially reinvested the amounts we would have expended on this tax into jobs, innovation, research and development, collaborations with universities and other initiatives that will help treat patients and drive revenue growth.

The U.S. Federal government, as part of the ACA and certain state governments have enacted laws aimed at increasing transparency, or "sunshine," in relationships between medical device, biologics and pharmaceutical companies and healthcare professionals

(HCPs). As a result, we are required by law to report many types of payments and transfers of value provided to HCPs. Certain foreign jurisdictions are currently acting to implement similar laws. Failure to comply with sunshine laws and/or implement and adhere to adequate policies and practices to address changes to legal and regulatory requirements could have a negative impact on our results of operations.

As noted below, we expect certain trends to continue placing pressure on pricing in the U.S. The Tax Cuts and Jobs Acts (TCJA), enacted December 22, 2017 in the U.S., makes changes to the tax treatment of health care expenses and repealed the “individual mandate” to purchase private insurance. These tax law changes may result in changes to insurance coverage and financing of insurance coverage in individual markets. Additional legislation may result in changes to government programs such as Medicare, Medicaid and federal sunshine laws. In addition, the current U.S. Administration is considering a number of administrative policy changes that will likely result in additional changes to insurance coverage, financing of insurance coverage and benefits offered through private insurance in both the employer-sponsored and individual markets. At this point, the impact of potential legislative and administrative changes is unclear because specific changes have not been implemented. Additionally, while the implementation of the medical device tax has further been suspended until December 31, 2019, the status of the tax for sales after December 31, 2019 is not clear. The medical device tax may continue to be suspended, or may be reinstated at the same or at a different level effective January 1, 2020.

We expect that pricing of medical devices will remain under pressure as alternative payment reform such as prospective payment systems for hospital care, preferential site of service payments, value-based purchasing and accountable care organizations (ACOs) continue to take shape globally. We also expect marketplace changes to place pressure on medical device pricing globally as hospitals consolidate and large group purchasing organizations, hospital networks and other groups continue to seek to aggregate purchasing power. Similarly, governments are increasing the use of tenders, placing pressure on medical device pricing. Some governments also seek to limit the growth of healthcare costs through price regulation. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan and Europe and other markets may limit the price of, or the level at which reimbursement is provided for, our products, which in turn may influence a hospital’s or physician's selection of products used to treat patients.

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

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2017, we held more than 19,000 patents and had approximately 6,000 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license, except for those relating to our drug-eluting coronary stent systems, is material in relation to our business as a whole.

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

We maintain insurance policies providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Note J – Commitments and Contingencies to our 2017 consolidated financial statements included in Item 8 of this Annual Report for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

Employees

As of December 31, 2017, we had approximately 29,000 employees, including approximately 14,000 in operations, 9,000 in selling, marketing and distribution, 4,000 in clinical, regulatory and research and development and 4,000 in administration. Of these employees, we employed approximately 15,000 outside the U.S., approximately 8,000 of whom are in the manufacturing operations function.

Community Outreach

We envision what is possible for communities around the world by giving our time and resources to positively impact the lives of others. Guided by our core value of caring, we seek to improve access to healthcare, invest in educational programming for students with limited means and access to opportunities, and support and embrace the spirit of voluntarism within our global workforce, while adhering to strong ethical standards. We are also driven to minimize our impact on the environment, demonstrated by our new commitment to carbon neutrality. Our goal is to achieve a zero carbon footprint in manufacturing operations for all of our products by 2030.

In some parts of the world, access to health information, screening, care and services can be limited. In 2017, we partnered with Project HOPE (Health Opportunities for People Everywhere) and Partners in Health to increase the number of healthcare workers in South Africa, India and Mexico. By increasing the number and proficiency of community healthcare workers, we can impact health outcomes for people today and into the future. In 2017 for example, our global health grants enabled 10 new physicians to be recruited, trained and relocated to Mexico's Chiapas Region. In India, more than 600 community health workers were trained on how to screen and identify diabetes and hypertension, resulting in nearly 12,000 people screened across India. Additionally, more than 100 community health workers were trained on screening protocols for chronic diseases within two districts in South Africa.

We are also inspired by young learners who share our passion for innovation and problem solving. Our employees also work with students around the world and share their passion for Science, Technology, Engineering and Math (STEM) through participation in more than 200 STEM events and school programs. Beyond the classroom, our employees provided more than 42,000 hours of community service to make a positive impact at more than 530 global community events in 33 countries.

Supporting five communities where we have a significant business presence, the Boston Scientific Foundation mission is simple: to help expand access to quality health care and educational opportunities for underserved populations. The Boston Scientific Foundation awarded nearly a million dollars in grant awards to more than 67 nonprofit organizations across the U.S. in 2017. With more than 70 employee volunteers who evaluate proposals for the Boston Scientific Foundation Board review and approval, the Boston Scientific Foundation was able fuel innovative solutions to improve access to quality healthcare and create new opportunities for students to learn and achieve.

Seasonality

Our net sales are influenced by many factors, including product launches, acquisitions, regulatory and reimbursement approvals, patient, physician and employee holiday schedules and other macro-economic conditions. While, our net sales do not reflect any significant degree of seasonality, customer purchases have historically been lower in the first and third quarters of the year.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (SEC). Printed copies of these posted materials are also available free of charge to stockholders who request them in writing from Investor Relations, 300 Boston Scientific Way, Marlborough, MA 01752-1234. Information on our website or linked to our website is not incorporated by reference into this Annual Report.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Annual Report and information incorporated by reference into this Annual Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future.

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

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Item 1A. Risk Factors.

Our Businesses

•	Our ability to increase net sales, expand the market, capture market share and adapt to market volatility,

•
The on-going impact on our business of physician alignment to hospitals, governmental investigations and audits of hospitals and other market and economic conditions on the overall number of procedures performed,

•	Competitive offerings and related declines in average selling prices for our products,

•	The performance of and physician and patient confidence in, our products and technologies or those of our competitors,

•
The impact and outcome of ongoing and future clinical trials and market studies undertaken by us, our competitors or other third parties or perceived product performance of our or our competitors' products,

•	Variations in clinical results, reliability or product performance of our and our competitor's products,

•
Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and in line with our commercialization strategies in a timely and successful manner and with respect to our recent acquisitions,

•	The effect of consolidation and competition in the markets in which we do business or plan to do business,

•
Disruption in the manufacture or supply of certain components, materials or products or the failure to secure in a timely manner alternative manufacturing or additional or replacement components, materials or products,

•	Our ability to retain and attract key personnel,

•	The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including the associated timing and cost of product approval and

•
The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies.

Regulatory Compliance, Litigation and Data Protection

•
The impact of healthcare policy changes and legislative or regulatory efforts in the U.S. and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other healthcare reform legislation,

•
Risks associated with our regulatory compliance and quality systems and activities in the U.S. and around the world, including meeting regulatory standards applicable to manufacturing and quality processes,

•
Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and processes and the on-going inherent risk of potential physician advisories related to medical devices,

•
The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act and similar laws in other jurisdictions, U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions, and U.S. and foreign export control, trade embargo and custom laws,

•	Costs and risks associated with litigation,

•	The effect of our litigation and risk management practices, including self-insurance and compliance activities on our loss contingencies, legal provision and cash flows,

•
The impact of, diversion of management attention as a result of and costs to cooperate with, litigate and/or resolve governmental investigations and our class action, product liability, contract and other legal proceedings,

•	The possibility of failure to protect our intellectual property rights and the outcome of patent litigation and

•
Our ability to properly operate our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations.

Innovation and Certain Growth Initiatives

•
The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•
Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•
Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable revenue growth opportunities as well as to keep them in line with the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•
Our ability to successfully develop, manufacture and market new products and technologies in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•
The impact of our failure to succeed at our decision to discontinue, write-down or reduce the funding of any of our research and development projects, including in-process projects from in-process research and development, in our growth adjacencies or otherwise,

•
Dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments and

•	The failure to successfully integrate and realize the expected benefits from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•	Our dependency on international net sales to achieve growth, including in emerging markets,

•	The impact of changes in our international structure and leadership,

•
The timing and collectability of customer payments, political and economic conditions (including the impact of the United Kingdom's exit from the EU, often referred to as "Brexit"), protection of our intellectual property, compliance with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and similar laws in other jurisdictions and U.S. and foreign export control, trade embargo and custom laws, as well as changes in reimbursement practices and policies,

•
Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in product diversification and emerging markets such as Brazil, Russia, India and China,

•	Our ability to execute and realize anticipated benefits from our investments in emerging markets and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, any litigation settlements and judgments, share repurchases and strategic investments and acquisitions as well as maintaining our investment grade ratings and managing our debt levels and covenant compliance,

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us,

•	The unfavorable resolution of open tax matters, exposure to additional tax liabilities and the impact of changes in U.S. and international tax laws,

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations,

•	The possibility of counterparty default on our derivative financial instruments,

•	The impact of goodwill and other intangible asset impairment charges, including on our results of operations and

•	Our ability to collect outstanding and future receivables and/or sell receivables under our factoring programs.

Cost Reduction and Optimization Initiatives

•
Risks associated with significant changes made or expected to be made to our organizational and operational structure, pursuant to our 2016 Restructuring Plan as well as any further restructuring or optimization plans we may undertake in the future and our ability to recognize benefits and cost reductions from such programs and

•
Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

ITEM 1A. RISK FACTORS
In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the end of Item 1. Business of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do, including as a result of consolidation among our competitors in the healthcare industry. Our primary competitors include Abbott Laboratories, Medtronic plc and Cook Medical, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
Additionally, the medical device markets in which we primarily participate are characterized by extensive research and development and rapid technological change. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop or acquire new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations. In addition, a delay in the timing of the launch of next-generation products and the overall performance of, and continued physician confidence in, those products may result in declines in our market share and have an adverse impact on our business, financial condition or results of operations.
We may experience declines in market size, average selling prices for our products, medical procedure volumes, and our share of the markets in which we compete, which may materially adversely affect our results of operations and financial condition.
We continue to experience pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, economic pressures experienced by our customers and the impact of managed care organizations and other third-party payers. These and other factors may adversely impact market sizes, as well as our share of the markets in which we compete, the average selling prices for our products or medical procedure volumes. There can be no assurance that the size of the markets in which we compete will increase above existing levels, that we will be able to regain or gain market share or compete effectively on the basis of price or that the number of procedures in which our products are used will increase above existing levels. Decreases in market sizes or our market share and declines in average selling prices or procedural volumes could materially adversely affect our results of operations or financial condition.

Continued consolidation in the healthcare industry or additional governmental controls exerted over pricing in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
Numerous initiatives and reforms by legislators, regulators and third-party payers to curb the rising cost of healthcare have catalyzed a consolidation of aggregate purchasing power. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, financial condition or results of operations.

Healthcare cost containment pressures, government payment and delivery system reforms, changes in private payer policies, and marketplace consolidations could decrease the demand for our products, the prices which customers are willing to pay for those products and/or the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition or results of operations.

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including government programs, authorities or agencies (e.g., Medicare and Medicaid in the United States) and private health plans, for the healthcare services provided to their patients. Governments and payers may also institute changes in health care delivery systems that may reduce funding for services or encourage greater scrutiny of health care costs. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payers is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement and funding vary by country and can significantly impact the acceptance of new products and technologies and the use of established products and technologies. Even if we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, or other countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, heightened clinical data requirements, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations
We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could have a material impact on our business, financial condition or results of operations.
International net sales accounted for approximately 43 percent of our global net sales in 2017, with sales from emerging markets accounting for approximately 10 percent. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in emerging markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to political and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in health care financing and payment systems and health care delivery systems, local product preferences and requirements, including preferences for local manufacturers; workforce instability, less intellectual property protection in certain countries than exists in the U.S. and, in certain foreign countries, longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
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
Further, international markets are affected by economic pressure to contain healthcare costs, which can lead to more rigorous evidence requirements and     lower reimbursement rates for either our products directly or procedures in which our products are used. Governments and payers may also institute changes in health care delivery systems that may reduce funding for services or encourage greater scrutiny of health care costs. In addition, certain international markets may also be affected by foreign government efforts to reference reimbursement rates in other countries. All of these types of changes may ultimately reduce selling prices of our products and/or reduce the number of procedures in which our products are used, which may adversely impact our net sales, market share and operating profits from our international operations.

In addition, our international operations are subject to other established and developing U.S. and foreign legal and regulatory requirements, including the U.S. Foreign Corrupt Practices Act (FCPA) and/or similar laws in other countries and U.S. and foreign import and export controls and licensing requirements, trade protection and embargo measures and customs laws. Global businesses, including those in the medical device industry, are facing increasing scrutiny of, and heightened enforcement efforts with respect to, their international operations. Any alleged or actual failure to comply with legal and regulatory requirements may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition, results of operations and/or liquidity.

In a referendum on June 23, 2016, voters approved for the United Kingdom (UK) to exit the EU. As it stands, the UK will depart the European Union (EU) on March 30, 2019 but the terms of its withdrawal and the nature of its future relationship with the EU are still being decided. Future exit of the UK from the EU will have numerous consequences in all areas of the business, including, economic, regulatory, operational, and the actual impact depends on the ultimate deal reached and is very difficult to assess at this time. Changes in the industry regulations could have an effect on existing CE certificates being renewed and new certificates being issued which would impact the ability to trade; however it is impossible to assess the full impact at this stage.

In December of 2017, EU leaders announced an agreement to begin the next phase of negotiations, with talks on a transition period after March 2019 to begin in early 2018 and discussions on the future UK-EU relationship, including trade and security, to begin in March. At this stage, the materiality to us of the Brexit risk factor remains unknown and unquantifiable.

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
As part of our strategy to maximize stockholder value, we use financial leverage to reduce our cost of capital. Our outstanding debt balance was $5.616 billion as of December 31, 2017 and $5.484 billion as of December 31, 2016. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings could increase our cost of borrowing funds in the future and reduce our access to liquidity. Delays in our product development and new product launches could result in disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit and security facilities contain covenants that require us to maintain specified financial ratios and place other limits on our business. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all and we could be required to repay any borrowings on demand.
We may record future goodwill impairment charges or other intangible asset impairment charges related to one or more of our global reporting units, which could materially adversely impact our results of operations.
We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. In the second quarter of 2017, we performed our annual goodwill impairment test for all of our reporting units. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value. Therefore, it was not necessary to proceed to the second step of the impairment test. Refer to Critical Accounting Policies and Estimates within our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report for a discussion of key assumptions used in our testing.
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
As part of our strategy to realign our business portfolio, we completed several acquisitions in 2017, 2016 and 2015 and may pursue additional acquisitions in the future. Our integration of acquired businesses requires significant efforts, including corporate restructuring, the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant management time. Some of the factors that could affect the success of our acquisitions include, among others, the effectiveness of our due diligence process, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. In addition, foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks, and risks associated with the economic, political, legal and regulatory environment in specific countries. Our failure to manage successfully and coordinate the growth of the acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so, and if our acquisitions are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our results.
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
Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. These acquisitions, investments and alliances have been a significant source of our growth. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all,

•	our ability to manage acquisition, investment, or alliance opportunities within our capital capacity and prioritize those investments to execute on our strategy,

•	the ability of our due diligence process to uncover potential issues with target companies,

•	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all,

•	whether we are able to complete acquisitions, investments or alliances in a timely manner on terms that are satisfactory to us, if at all,

•	our ability to successfully integrate and operate acquired businesses,

•	our ability to successfully identify and retain key target employees,

•	our ability to comply with applicable laws and regulations, including foreign laws and regulations and

•	intellectual property and litigation related to newly acquired technologies.

Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size or nature.

We may not realize the expected benefits from our restructuring and optimization initiatives, our long-term expense reduction programs may result in an increase in short-term expense and our efforts may lead to unintended consequences.

We monitor the dynamics of the economy, the healthcare industry and the markets in which we compete and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people that we believe are important to our long-term success. As a result of these assessments, we have undertaken restructuring and optimization initiatives in order to enhance our growth potential and position us for long-term success. For example, in June 2016, we announced a restructuring initiative (the 2016 Restructuring Plan) intended to develop global commercialization, technology and manufacturing capabilities in key growth markets, build on our Plant Network Optimization (PNO) strategy which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and expand operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate assets and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions and continuing implementation of our PNO strategy. Activities under the plan were initiated in the second quarter of 2016 and are expected to be substantially completed by the end of 2018. We revised the original estimate for the costs and savings associated with the program in the first quarter of 2018, as approved by the Board of Directors. The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $275 million to $325 million and reduce gross annual expenses by approximately $165 million to $175 million by the end of 2020 as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. Expense reduction initiatives under the plan include various cost and efficiency improvement measures, which may include movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, inability to attract or retain key personnel and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. Moreover, our restructuring and optimization initiatives result in charges and expenses that impact our operating results. We cannot guarantee that the activities under the 2016 Restructuring Plan or other optimization initiatives will result in the desired efficiencies and estimated cost savings.

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

Political, economic and policy influences are leading the healthcare industry to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of more treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary and evidence necessary to demonstrate value to our customers, patients, payers and other stakeholders may be significant and it may take a longer period of time to gain widespread adoption. Moreover, there can be no assurance that our strategies will succeed for every product.

The Patient Protection and Affordable Care Act (ACA) and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant domestic sales, the medical device tax included in this law has materially affected us. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013. Under the current administration, there may be a permanent repeal or an alteration of some or all elements of the ACA, but at this time it is not definite that a change will be enacted or what new healthcare provisions may be implemented. While the implementation of the medical device tax has been suspended until December 31, 2019, the status of the tax for sales after December 31, 2019 is not clear. The tax may continue to be suspended, or may be reinstated at the same or at a different level effective January 1, 2020. Other provisions of this law, including comparative effectiveness research, pilot programs to evaluate alternative payment methodologies and other changes to the payment systems, have started changing the way healthcare is delivered, reimbursed and funded. While the extent to which it has affected our business is not clear, these changes, over the long-term, may adversely affect our business and results of operations.

We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by regional and national governments globally. However, any changes that lower reimbursements for either our products and/or procedures using our products reduce medical procedure volumes and/or increase cost containment pressures on us or others in the healthcare sector could adversely affect our business and results of operations.

We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time,

•	require the expenditure of substantial resources,

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,

•	require changes to products and

•	result in limitations on the indicated uses of products.

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals for our products, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability to obtain future approvals for our products, or could increase the cost and time to obtain such approvals in the future.

The European Union regulatory bodies finalized a new Medical Device Regulation (MDR) in 2017, which replaced the existing Directives and provided three years for transition and compliance. The MDR will change several aspects of the existing regulatory framework, such as clinical data requirements and introduce new ones, such as Unique Device Identification (UDI). We and the Notified Bodies who will oversee compliance to the new MDR face uncertainties as the MDR is rolled out and enforced by the Commission and EEA Competent Authorities, creating risks in several areas, including the CE Marking process and data transparency, in the upcoming years.
The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA can take action against a company that promotes "off-label" uses. The FDA may also enjoin and restrain a company for certain violations of the FDC Act and other amending Acts pertaining to medical devices, or initiate action for criminal prosecution of such violations. Any adverse regulatory action, depending on its magnitude, may restrict a company from effectively marketing and selling its products, may limit a company's ability to obtain future premarket clearances or approvals and could results in a substantial modification to our business practices and operations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.

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
Our products are continually subject to clinical trials conducted by us, our competitors or other third parties, the results of which may be unexpected, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
As a part of the regulatory process of obtaining marketing clearance for new products and new indications for existing products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unexpected or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the FDA's or the market's perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.
Our future growth is dependent upon the development of new products and enhancement of existing products, which requires significant research and development, clinical trials and regulatory approvals, all of which may be very expensive and time-consuming and may not result in commercially viable products.
In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the United States and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products and gain and maintain market approval of our products. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate and have completed several acquisitions that involve opportunities to further expand our presence in and diversify into, priority growth areas by accessing new products and technologies. There can be no assurance that our investments will be successful or we will be able to access new products and technologies on terms favorable to us, or that these products and technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of new products and technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.

Additionally, certain products or groups of products, in particular new products or enhancements of existing products, may have a disproportionate impact on our business, financial condition and results of operations. Failure to meet growth projections, poor clinical outcomes, increasing regulatory requirements, launch delays and inability to effectively scale manufacturing and achieve targeted margins with respect to any of these products or groups of products in particular may materially adversely impact on our business, financial condition and results of operations.
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
The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities continue to highly scrutinize our industry. We have received and in the future may receive, subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ), the Office of Inspector General of the

Department of Health and Human Services (HHS) and the Department of Defense, as well as from foreign governments and agencies. The requests and/or subpoenas we have received relate primarily to financial arrangements with healthcare providers, regulatory compliance and sale and/or product promotional practices. We have cooperated with these subpoenas and other requests for information and expect to continue to do so in the future. We cannot predict when a matter will be resolved, the outcome of the matter or its impact on us and cooperation may involve significant costs, including document production costs. An adverse outcome in any matter could include the commencement of an investigation, civil and criminal proceedings, substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to any existing CIAs. In addition, resolution of any matter could involve the imposition of additional and costly compliance obligations. For example, in 2009, we entered into a civil settlement with the DOJ regarding the DOJ's investigation relating to certain post-market surveys conducted by Guidant Corporation before we acquired Guidant in 2006. As part of the settlement, we entered into a 5-year CIA with the Office of Inspector General for HHS, which required various provisions, including enhancements to certain compliance procedures related to financial arrangements with healthcare providers. Cooperation with requests and investigations from external agencies result in employee resource costs and diversion of employee focus. If any requests or investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these requests or investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.
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

We anticipate that governmental authorities will continue to scrutinize our industry closely and that additional regulation may increase compliance and legal cost and exposure to litigation and have additional adverse effects on our operations.
Changes in tax laws, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.

We are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. We are subject to on-going tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions, as well as interpretations as to the legality under European Union state aid rules of tax advantages granted in certain jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition.

On July 19, 2016, we entered into a Stipulation of Settled Issues with the Internal Revenue Service (IRS) intended to resolve certain transfer pricing issues, as well as certain issues related to our transaction with Abbott Laboratories, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years and if applicable, review by the U.S. Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with IRS Office of Appeals as to the resolution of the transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement. The final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. The U.S. enacted the Tax Cuts and Jobs Act (TCJA) on December 22, 2017 and we expect the U.S. Treasury to issue future notices and regulations under the TCJA. Certain provisions of the TCJA and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by the Company in the absence of regulatory guidance and judicial interpretations.

Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business and the Organization for Economic Co-operation and Development (OECD) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for fighting base erosion and profit shifting. As a result, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could materially adversely affect our business.

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

Patents and other proprietary rights are and will continue to be essential to our business and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents and have numerous patent applications pending. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent applications will result in the issuance of patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid. In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming and no assurances can be made that any lawsuit will be successful. We are generally involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition or results of operations.

In addition, the laws of certain countries in which we market and plan on manufacturing some of our products in the near future, do not protect our intellectual property rights to the same extent as the laws of the United States. If we are unable to protect our intellectual property in these countries, it could have a material adverse effect on our business, financial condition or results of operations.

Furthermore, our intellectual property, other proprietary technology and other sensitive data are potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses and unauthorized access to our data or misappropriation or misuse thereof by those with permitted access and other events. While we have invested to protect our intellectual property, products and other data and continue to work diligently in this area, there can be no assurance that our precautionary measures will prevent breakdowns, breaches, cyber-attacks or other events. Such events could have a material adverse effect on our reputation, business, financial condition or results of operations.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology systems, including technology from third party vendors, to process, transmit and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our information technology systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. In addition, third parties may attempt to hack into our products to obtain data relating to patients or disrupt performance of our products or to access our proprietary information and the technology from third party vendors that we rely upon may have defects or vulnerabilities which, in turn, create vulnerabilities or disruptions in our system. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. We also grow our company through acquisitions and may face risks associated with defects and vulnerabilities in their systems as we work to integrate the acquisitions into our information technology system.

In the U.S., federal and state privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU and, the new General Data Protection Regulation may impose fines of up to four percent of our global revenue in the event of violations after implementation of the requirements on May 25, 2018. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs and impacts of ensuring compliance with such rules are not material to our business. However, there is no guarantee that we will avoid enforcement actions by governmental bodies. Enforcement actions could be costly and interrupt regular operations of our business. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Note J – Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

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

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Note J – Commitments and Contingencies to our 2017 consolidated financial statements included in Item 8 of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.
Any failure to meet regulatory quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition and results of operations.
As a medical device manufacturer, we are required to register our establishments and list our devices with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA which may result in observations on Form 483 and in some cases warning letters that require corrective action. In the European Community, we are required to maintain certain International Standards Organization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Many other countries in which we do business have requirements similar to those of the US or the EU and other foreign governments or agencies may subject us to periodic inspections as well. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
Interruption of our manufacturing operations could adversely affect our results of operations and financial condition.
Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to needs for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture and harm to our reputation, which could adversely affect our results of operations and financial condition.
Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party vendors could adversely affect our results of operations and financial condition.
We purchase many of the materials and components used in manufacturing our products from third-party vendors. Certain of these materials and components are purchased from single sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases we may not be able to establish additional or replacement vendors for such materials or components in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors' manufacturing processes. A reduction or interruption in the supply of materials and components used in manufacturing our products, an inability to timely develop and validate alternative sources if required or a significant increase in the price of such materials or components could adversely affect our results of operations and financial condition.

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
Stock markets in general and our common stock in particular have experienced significant price and volume volatility over recent years. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due to factors described under this Item 1A. Risk Factors, as well as economic and geopolitical conditions in general and to variability in the prevailing sentiment regarding our operations or business prospects, as well as, among other things, changing investment priorities of our stockholders. Because the market price of our common stock fluctuates significantly, stockholders may not be able sell their shares at attractive prices.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES
Our world headquarters is located in Marlborough, Massachusetts, with regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2017, our principal manufacturing and technology centers were located in Minnesota, California and Indiana within the U.S., as well as internationally in Ireland, Costa Rica and Puerto Rico. In the second half of 2017, we opened a manufacturing facility in Malaysia. Our products are distributed worldwide from customer fulfillment centers in Massachusetts and the Netherlands. As of December 31, 2017, we maintained 13 principal manufacturing facilities, including seven in the U.S., three in Ireland, two in Costa Rica and one in Puerto Rico, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2017 (in approximate square feet):

	Owned *	Leased **	Total
U.S.	4,256,000	1,278,000	5,534,000
International	1,945,000	1,341,000	3,286,000
	6,201,000	2,619,000	8,820,000

* Includes our principal manufacturing facilities in Minnesota, Ireland, Puerto Rico and one facility in Costa Rica, our new manufacturing facility in Malaysia, our customer fulfillment centers in Massachusetts, the Netherlands and Japan, and our global headquarters location in Marlborough, Massachusetts.
** Includes our principal manufacturing facilities in California, Indiana and one facility in Costa Rica, and our regional headquarters located in Singapore and Voisins-le-Bretonneux, France.

We regularly evaluate the condition and capacity of our facilities to ensure they are suitable for the development, manufacturing and marketing of our products and provide adequate capacity for current and expected future needs. Further, our 2016 Restructuring Plan continues the implementation of our Plant Network Optimization strategy, which is intended to simplify our manufacturing plant structure by transferring certain productions lines among facilities. Refer to Restructuring-related Activities within Results of Operations included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report and Note G – Restructuring-related Activities to our consolidated financial statements included in Item 8 of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS
See Note J – Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report and incorporated herein by reference.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

2017	High	Low
First Quarter	$25.41	$21.88
Second Quarter	28.25	24.42
Third Quarter	29.17	26.26
Fourth Quarter	29.80	24.79

2016
First Quarter	$18.82	$16.07
Second Quarter	23.37	18.94
Third Quarter	24.48	23.11
Fourth Quarter	23.77	20.09
Holders
The closing price of our common stock on January 31, 2018 was $27.96. As of January 31, 2018, there were 8,739 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2017, 2016 or 2015 and currently we do not intend to pay cash dividends. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On January 25, 2013, our Board of Directors approved and on January 29, 2013, we announced a program authorizing the repurchase of up to $1.0 billion of our common stock. During 2014 we used $125 million of cash generated from operations to repurchase approximately 10 million shares of our common stock pursuant to our share repurchase authorizations. We made no share repurchases in 2017, 2016 or 2015. Refer to Note K - Stockholders' Equity to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information. As of December 31, 2017, we had approximately $535 million remaining available under the 2013 share repurchase program.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2012 and that all dividends were reinvested.
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

ITEM 6.  SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2017	2016	2015	2014	2013
Net sales	$9,048	$8,386	$7,477	$7,380	$7,143
Gross profit	6,455	5,962	5,304	5,170	4,969
Total operating expenses*	5,170	5,515	5,587	5,471	4,849
Operating income (loss)*	1,285	447	(283)	(301)	120
Income (loss) before income taxes	933	177	(650)	(509)	(223)
Net income (loss)	104	347	(239)	(119)	(121)
Net income (loss) per common share:
Basic	$0.08	$0.26	$(0.18)	$(0.09)	$(0.09)
Assuming dilution	$0.08	$0.25	$(0.18)	$(0.09)	$(0.09)
Balance Sheet Data

As of December 31,	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable securities	$188	$196	$319	$587	$217
Working capital	(1,832)	(348)	1,041	760	1,187
Total assets	19,042	18,096	18,133	17,024	16,549
Borrowings (short-term)	1,801	64	3	403	3
Borrowings (long-term)	3,815	5,420	5,674	3,841	4,215
Stockholders’ equity	7,012	6,733	6,320	6,457	6,539
Book value per common share**	$5.11	$4.94	$4.69	$4.86	$4.95

*Pension termination charges of $44 million in 2015 have been reclassified from Operating expenses to Other, net to reflect our adoption of Accounting Standards Codification Update No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Please refer to Note A – Significant Accounting Policies and Note P - New Accounting Pronouncements to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report.
**Book value per common share is calculated using shares outstanding as of December 31, for each year, respectively shown.

The data above include certain charges and/or credits recorded in conjunction with amortization, goodwill and intangible asset impairments, acquisitions and divestitures-related activities, restructuring and restructuring-related activities, pension termination charges, litigation-related charges, debt extinguishment charges, investment impairments and/or certain tax items. The data above should be read in conjunction with our consolidated financial statements, including the notes thereto, included in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Boston Scientific Corporation and its subsidiaries. For a full understanding of our financial condition and results of operations, this discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8 of this Annual Report.
Executive Summary
Financial Highlights and Trends

In 2017, we generated net sales of $9.048 billion, as compared to $8.386 billion in 2016, an increase of $662 million, or 7.9 percent. Our operational net sales, which exclude a 10 basis point impact related to changes in foreign currency exchange rates, increased $661 million, or 7.8 percent, as compared to the prior year.1 This increase included operational net sales of approximately $105 million in 2017 due to the acquisition of EndoChoice Holdings, Inc. (EndoChoice) during the fourth quarter of 2016 and the acquisition of Symetis SA (Symetis) during the second quarter of 2017. Refer to the Business and Market Overview section for further discussion of our net sales by global business.
Our reported net income in 2017 was $104 million, or $0.08 per diluted share. Our reported results for 2017 included certain charges and/or credits totaling $1.647 billion (after-tax), or $1.18 per share. Excluding these items, net income for 2017 was $1.752 billion, or $1.26 per share.1 Our reported net income in 2016 was $347 million, or $0.25 per diluted share. Our reported results for 2016 included certain charges and/or credits totaling $1.187 billion (after-tax), or $0.86 per share. Excluding these items, net income for 2016 was $1.534 billion, or $1.11 per share.1

1 Operational net sales growth rates, which exclude the impact of changes in foreign currency exchange rates, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2017
		Tax		Impact
in millions, except per share data	Pre-Tax	Impact	After-Tax	per Share
GAAP net income (loss)	$933	$(828)	$104	$0.08
Non-GAAP adjustments:
Amortization expense	565	(74)	492	0.35
Intangible asset impairment charges	4	(0)	4	0.00
Acquisition-related net charges (credits)	34	(25)	9	0.01
Restructuring and restructuring-related net charges (credits)	95	(21)	75	0.05
Litigation-related net charges (credits)	285	(113)	172	0.12
Investment impairment charges	56	(20)	36	0.03
Tax Cuts and Jobs Act (TCJA) net charge	—	861	861	0.62
Adjusted net income	$1,972	$(220)	$1,752	$1.26

	Year Ended December 31, 2016
		Tax		Impact
in millions, except per share data	Pre-Tax	Impact	After-Tax	per Share
GAAP net income (loss)	$177	$170	$347	$0.25
Non-GAAP adjustments:
Amortization expense	545	(67)	478	0.35
Intangible asset impairment charges	11	(1)	10	0.01
Acquisition-related net charges (credits)	136	(10)	126	0.09
Restructuring and restructuring-related net charges (credits)	78	(17)	61	0.04
Litigation-related net charges (credits)	804	(292)	512	0.37
Adjusted net income	$1,751	$(217)	$1,534	$1.11

Cash provided by operating activities was $1.426 billion in 2017. As of December 31, 2017, we had total debt of $5.616 billion, cash and cash equivalents of $188 million and a working capital deficit of $1.832 billion. We hold investment-grade ratings with all three major credit-rating agencies. We believe our investment grade credit profile reflects the size and diversity of our product portfolio, our leading share position in several of our served markets, our strong cash flow, our solid financial fundamentals and our financial strategy. Refer to Liquidity and Capital Resources for further information.

Business and Market Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of this Annual Report.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions. Our broad, innovative product offerings have enabled us to become a leader in the global interventional cardiology market.

Our net sales of Interventional Cardiology products of $2.419 billion represented approximately 27 percent of our consolidated net sales in 2017. Our Interventional Cardiology net sales increased $138 million, or 6.1 percent, in 2017, as compared to 2016. Our operational net sales, which exclude an immaterial impact related to changes in foreign currency exchange rates, increased 6.1 percent as compared to the prior year. This year-over-year increase was primarily related to sales of our WATCHMAN™ Left Atrial Appendage Closure Technology device and growth in our complex percutaneous coronary interventions (PCI) product offerings.

On May 16, 2017, we completed the acquisition of Symetis, a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve replacement (TAVR) devices. We are in the process of integrating Symetis into our Interventional Cardiology business and expect the integration to be substantially complete by the end of 2018.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial diseases, including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular diseases, as well as products to diagnose, treat and ease various forms of cancer.

Our net sales of Peripheral Interventions products of $1.081 billion represented approximately 12 percent of our consolidated net sales in 2017. Our Peripheral Interventions net sales increased $69 million or 6.8 percent, in 2017, as compared to 2016. Our operational net sales, which exclude a 20 basis point impact related to changes in foreign currency exchange rates, increased 6.6 percent, as compared to 2016. This year-over-year increase was primarily driven by growth in our core franchises, particularly our stent portfolio, our drug-eluting product franchise and our atherectomy systems.

Rhythm Management

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities.

The following are the components of our CRM net sales:

	Year Ended
(in millions)	December 31, 2017	December 31, 2016
Defibrillator systems	$1,305	$1,274
Pacemaker systems	590	576
CRM products	$1,895	$1,850

Our net sales of CRM products of $1.895 billion represented approximately 21 percent of our consolidated net sales in 2017. Our net sales of CRM products increased $45 million, or 2.5 percent, in 2017, as compared to 2016. Our operational net sales, which exclude a 20 basis point impact related to changes in foreign currency exchange rates, increased 2.3 percent, as compared to 2016. This year-over-year increase was driven by growth in both our defibrillator and pacemaker portfolios. Our defibrillator growth was primarily driven by continued EMBLEM™ S-ICD sales, launch of our RESONATE™ family of ICD and CRT-D’s in Europe and the favorable impact from U.S. MRI safe conditional labeling, which was approved by the FDA in September 2017. Our pacemaker growth was primarily driven by the annualized impact of our U.S. MRI pacemaker launch in the first half of 2017, partially offset by more difficult U.S. pacemaker comparisons in the second half of 2017.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab.

Our net sales of Electrophysiology products of $278 million represented approximately three percent of our consolidated net sales in 2017. Our Electrophysiology net sales increased $35 million, or 14.5 percent, in 2017, as compared to 2016. Our operational net sales, which exclude a 10 basis point impact related to changes in foreign currency exchange rates, increased 14.4 percent, as compared to 2016. This year-over-year increase was primarily driven by increased sales of our next generation Rhythmia™ Mapping System, Rhythmia HDx™, Rhythmia related disposables and our expanding portfolio of navigation enabled therapeutic catheters.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies.

Our net sales of Endoscopy products of $1.619 billion represented approximately 18 percent of our consolidated net sales in 2017. Our Endoscopy net sales increased $179 million, or 12.4 percent, in 2017, as compared to 2016. Our operational net sales, which exclude a 10 basis point impact related to changes in foreign currency exchange rates, increased 12.3 percent, as compared to 2016. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our hemostasis franchise featuring our Resolution 360™ Clips, our biliary franchise with our SpyGlass™ DS Direct Visualization System and our infection prevention products and pathology services that were acquired as part of the EndoChoice acquisition.

On November 22, 2016, we completed our acquisition of EndoChoice. EndoChoice is an Alpharetta, Georgia based company focused on the development and commercialization of infection prevention products, pathology services and single-use devices for specialists treating a wide range of GI conditions. In 2017, we substantially completed the process of integrating EndoChoice into our Endoscopy business.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia, erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps.

Our net sales of Urology and Pelvic Health products of $1.124 billion represented approximately 12 percent of our consolidated net sales in 2017. Urology and Pelvic Health net sales increased $119 million, or 11.8 percent, in 2017, as compared to 2016. Our operational net sales, which exclude a 20 basis point impact related to changes in foreign currency exchange rates, increased 11.6 percent, as compared to 2016. This year-over-year increase was primarily attributable to growth in sales of our kidney stone products, including our LithoVue™ Digital Flexible Ureteroscope, our pelvic floor products, as a result of market share gains primarily driven by a competitor exiting the market in 2016, and our men's health products.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain.

Our net sales of Neuromodulation products of $635 million represented seven percent of our consolidated net sales in 2017. Neuromodulation net sales increased $79 million, or 14.2 percent, in 2017, as compared to 2016. Our operational net sales, which exclude a 10 basis point impact related to changes in foreign currency exchange rates, increased 14.1 percent, as compared to 2016. This year-over-year increase was primarily driven by continued adoption of our Precision Montage™ and Precision Spectra™ with MultiWave™ Technology Spinal Cord Simulator Systems in the U.S. and an increase in international sales, including sales of our Vercise™ Deep Brain Stimulation System.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in Item 1. Business of this Annual Report, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented 10.1 percent of our consolidated net sales in 2017 and 9.5 percent in 2016. In 2017, our Emerging Markets net sales grew 14.7 percent on a reported basis and excluding a 10 basis point impact related to changes in foreign currency exchange rates, grew 14.6 percent on an operational basis, both as compared to the prior year.

Results of Operations
Net Sales
The following table provides our net sales by business and the relative change in growth on an as reported basis.

	Year Ended December 31,			2017 versus 2016	2016 versus 2015
(in millions)	2017	2016	2015

Interventional Cardiology	$2,419	$2,281	$2,033	6.1%	12.2%
Peripheral Interventions	1,081	1,011	904	6.8%	11.7%
Cardiovascular	3,500	3,292	2,937	6.3%	12.0%

Cardiac Rhythm Management	1,895	1,850	1,807	2.5%	2.3%
Electrophysiology	278	243	233	14.5%	4.1%
Rhythm Management	2,173	2,093	2,040	3.9%	2.6%

Endoscopy	1,619	1,440	1,306	12.4%	10.3%
Urology and Pelvic Health	1,124	1,005	693	11.8%	45.0%
Neuromodulation	635	556	501	14.2%	11.0%
MedSurg	3,377	3,001	2,500	12.5%	20.1%

Net Sales	$9,048	$8,386	$7,477	7.9%	12.1%

Refer to Executive Summary for further discussion of our net sales and a comparison of our 2017 and 2016 net sales.

In 2016, we generated net sales of $8.386 billion, as compared to $7.477 billion in 2015, an increase of $909 million, or 12.1 percent. Our operational net sales, which exclude a 40 basis point impact related to changes in foreign currency exchange rates, increased $1.008 billion, or 12.5 percent, as compared to the prior year. This increase was primarily due to increases in net sales from our Urology and Pelvic Health business of $312 million, primarily due to the AMS Portfolio Acquisition, from our Interventional Cardiology business of $248 million, led by sales from our Synergy drug-eluting stent and further penetration of the WATCHMAN™ Device, from our Endoscopy business of $134 million and from our Peripheral Intervention business of $107 million.

Gross Profit
Our gross profit was $6.455 billion in 2017, $5.962 billion in 2016 and $5.304 billion in 2015. As a percentage of net sales, our gross profit increased to 71.3 percent in 2017, as compared to 71.1 percent in 2016 and 70.9 percent in 2015. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended December 31,
	2017	2016
Gross profit - prior year	71.1%	70.9%
Manufacturing cost reductions	1.9%	2.0%
Sales pricing and mix	0.1%	(0.1)%
Inventory step-up due to acquisition accounting	(0.2)%	(0.2)%
Net impact of foreign currency	(1.3)%	(0.9)%
All other, including other inventory charges and other period expense	(0.3)%	(0.6)%
Gross profit - current year	71.3%	71.1%

The primary factor contributing to the increase in our gross profit margin for 2017 and 2016 as compared to the prior year periods was the positive impacts of cost reductions as a result of our process improvement programs and restructuring programs. Partially offsetting these factors was the net negative impact of foreign currency fluctuations and other inventory charges and period expenses. In the first quarter of 2017, we recorded charges related to the voluntary removal of Lotus Valve Devices from global, commercial and clinical sites.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2017		2016		2015
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	3,294	36.4%	3,099	37.0%	2,873	38.4%
Research and development expenses	997	11.0%	920	11.0%	876	11.7%
Royalty expense	68	0.8%	79	0.9%	70	0.9%

Selling, General and Administrative (SG&A) Expenses

In 2017, our SG&A expenses increased $195 million, or six percent, as compared to 2016 and were 60 basis points lower as a percentage of net sales. This decrease in SG&A as a percentage of net sales was primarily driven by increased net sales, as well as the benefit of our targeted initiatives focused on reducing SG&A. In 2016, our SG&A expenses increased $226 million, or eight percent, as compared to 2015 and were 140 basis points lower as a percentage of net sales. This decrease in SG&A as a percentage of net sales was primarily driven by the benefit of our targeted initiatives focused on reducing SG&A, as well as the reduction in expenses resulting from the suspension of the Medical Device Excise Tax, which was substantially reinvested into our strategic growth initiatives. The Medical Device Excise Tax was temporarily suspended in December 2015 through December 31, 2017. In January 2018 another temporary two year suspension of the 2.3 percent excise tax was passed, extending the suspension to December 31, 2019.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses. In 2017, our R&D expenses increased $77 million, or eight percent, as compared to 2016, yet remained flat as a percentage of net sales at approximately 11.0 percent. In 2016, our R&D expenses increased $44 million, or five percent, as compared to 2015 and were 70 basis points lower as a percentage of net sales. The year-over-year increase in expenses was due primarily to investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In 2017, our royalty expense decreased $11 million, or 14 percent, as compared to 2016. Our royalty expense remained relatively flat at approximately one percent of net sales for both periods. The decrease in royalty expense relates primarily to a renegotiated lower royalty rate structure on certain products.

In 2016, our royalty expense increased $9 million, or 13 percent, as compared to 2015 and remained relatively flat at approximately one percent of net sales for both periods. The increase in royalty expense was primarily due to increases in net sales of our drug-eluting stent systems in 2016.

Amortization Expense

Our amortization expense was $565 million in 2017, as compared to $545 million in 2016, an increase of $20 million or four percent. Amortization expense was $545 million in 2016, as compared to $495 million in 2015, an increase of $50 million or 10 percent. The increases in each period were primarily due to amortizable intangible assets acquired as part of our recent acquisitions including the Symetis acquisition in 2017, the EndoChoice acquisition in 2016 and the AMS Portfolio Acquisition in 2015. Amortization expense is excluded by management for purposes of evaluating operating performance.

Intangible Asset Impairment Charges

In 2017, 2016 and 2015 we recorded immaterial intangible asset impairment charges, including impairments of in-process research and development in 2016 and 2015. Refer to Critical Accounting Estimates for a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and amortizable intangible assets. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded a net benefit related to the change in fair value of our contingent consideration liabilities of $80 million in 2017, a net expense of $29 million in 2016 and a net expense of $123 million in 2015. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements contained in Item 8 of this Annual Report for additional details related to our contingent consideration arrangements. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring-related Activities and Charges

The following table provides a summary of our restructuring and restructuring-related charges and cash payments:

	Year Ended December 31,
(in millions)	2017	2016	2015
Total restructuring charges	$37	$28	$26
Total restructuring-related charges	$58	$50	$57

Total cash payments	$70	$82	$95

Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $275 million to $325 million and reduce gross annual expenses by approximately $165 million to $175 million by the end of 2020 as program benefits are realized. The 2014 Restructuring Plan resulted in total pre-tax charges of $261 million and is expected to continually reduce annual expenses by approximately $200 million. A substantial portion of these savings are being reinvested in strategic growth initiatives.

See Note G – Restructuring-related Activities to our consolidated financial statements included in Item 8 of this Annual Report for additional details on our restructuring plans.

Litigation-related Charges and Credits

We recorded litigation-related net charges in the amount of $285 million in 2017, $804 million in 2016 and $1.105 billion in 2015. The net charges recorded in 2017 and 2016 include amounts primarily related to transvaginal surgical mesh product liability cases and claims. The net charges recorded in 2015 include amounts primarily related to transvaginal surgical mesh product liability cases and claims and the charge related to the Mirowski Family Venture LLC (Mirowski) lawsuit following a jury verdict that Guidant Corporation (Guidant) breached their license agreement with Mirowski. Litigation related charges and credits are excluded by management for purposes of evaluating operating performance.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. Refer to Note J – Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this Annual Report for additional discussion of our material legal proceedings.

Interest Expense
The following table provides a summary of our interest expense and average borrowing rate:

(in millions)	Year Ended December 31,
	2017	2016	2015
Interest expense	$(229)	$(233)	$(284)

Average borrowing rate	3.8%	4.0%	5.2%
Interest expense in 2015 included a pre-tax charge of approximately $45 million associated with debt extinguishment charges, representing premiums, accelerated amortization of debt issuance costs and investor discount costs net of interest rate hedge gains related to the early extinguishment of $1.000 billion of debt during the second quarter of 2015. Debt extinguishment charges are excluded by management for purposes of evaluating operating performance. Refer to Liquidity and Capital Resources in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for information regarding our debt obligations.
Other, net
The following are the components of Other, net:

	Year Ended December 31,
(in millions)	2017	2016	2015
Interest income	$5	$5	$5
Net foreign currency gain (loss)	(15)	(13)	(21)
Net gain (loss) on investments	(92)	(21)	(9)
Other income (expense), net	(22)	(8)	(14)
Pension termination charges	—	—	(44)
	$(124)	$(37)	$(83)

In 2017, we recorded total charges of $56 million for an other-than-temporary impairment loss equal to the difference between the carrying value of one of our investments and their fair value. Certain impairment charges that are considered to be unusual or infrequent and significant are excluded by management for purposes of evaluating operating performance. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements contained in Item 8 of this Annual Report for information regarding our strategic investments.

We recorded pension termination charges of $44 million during 2015 associated with the termination of the Guidant Retirement Plan, a frozen defined benefit plan. In accordance with the adoption of ASC Update No. 2017-07, this charge was retrospectively reclassified from Operating expenses to Other, net on our consolidated statements of operations. Please refer to Note A – Significant Accounting Policies and Note P - New Accounting Pronouncements to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information. We do not expect to incur any additional charges in the future related to the termination of the Guidant Retirement Plan. Pension termination charges are excluded by management for purposes of evaluating operating performance.
Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2017	2016	2015
Reported tax rate	88.8%	(95.9)%	63.2%
Impact of certain receipts/charges*	(75.8)%	108.3%	(53.5)%
	13.0%	12.4%	9.7%
*These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2017, as compared to 2016 and 2015, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items, litigation-related items and certain investment impairments, as well as the impact of certain discrete tax items. Included in the discrete tax items during the year was the impact of the TCJA, enacted December 22, 2017 in the U.S.

In 2017, these receipts and charges included intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items, litigation-related items and certain investment impairments. Our reported tax rate for 2017 was also affected by discrete items primarily related to the TCJA.

In 2016, these receipts and charges included intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items and litigation-related items. Our reported tax rate for 2016 was also affected by discrete items primarily related to the resolution of various uncertain tax positions through settlement or expiration of statute, offset by a charge related to changes in state apportionment.

In 2015, these receipts and charges included intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items, litigation-related items, debt extinguishment charges and pension termination charges. Our reported tax rate for 2015 was also affected by discrete items primarily related to benefits due to settlement of various uncertain tax positions and reinstatement of certain tax legislation that has been retroactively applied.

We are contesting in U.S. Tax Court significant proposed adjustments from the Internal Revenue Service (IRS) related to its audit of our transfer pricing methodologies for the 2001 through 2007 tax years. The IRS also proposed similar transfer pricing adjustments for the 2008 through 2010 tax years. We disagree with the transfer pricing methodologies being applied by the IRS and we were scheduled to go to trial in the U.S. Tax Court in late July 2016. On July 19, 2016, we entered a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as issues related to our transaction with Abbott Laboratories, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years as well as review by the United States Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with IRS Office of Appeals as to the resolution of the transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest through the date of payment with respect to the settled issues. If finalized, payments related to the resolution are expected in the next six months. We believe that our income tax reserves associated with these matters are adequate as of December 31, 2017 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.
See Note I - Income Taxes to our consolidated financial statements included in Item 8 of this Annual Report for additional details on our tax rate and our tax litigation.

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
As of December 31, 2017, we had $188 million of cash and cash equivalents on hand, comprised of $21 million invested in money market and government funds and $167 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.250 billion commercial paper program, which is backed by our 2017 revolving credit facility described below. As of December 31, 2017, we had $1.197 billion in commercial paper debt outstanding resulting in an additional $1.053 billion of available liquidity and $400 million of available borrowings under our credit and security facility secured by our U.S. trade receivables as of December 31, 2017, both described below.

The following provides a summary and description of our net cash inflows (outflows):

	Year Ended December 31,
(in millions)	2017	2016	2015
Cash provided by (used for) operating activities	$1,426	$1,182	$691
Cash provided by (used for) investing activities	(1,010)	(887)	(2,186)
Cash provided by (used for) financing activities	110	(206)	1,276

Our cash generated from operations continues to be a significant source of funds for investing in our growth, including acquisitions and strategic alliances, managing our contingencies and reducing our debt levels.
Operating Activities
During 2017, we generated $1.426 billion of cash from operating activities, as compared to $1.182 billion in 2016, an increase of $244 million or 21 percent. This increase was primarily driven by the increase in operating profit for 2017 compared to 2016.
During 2016, we generated $1.182 billion of cash from operating activities, as compared to $691 million in 2015, an increase of $491 million, or 71 percent. This increase was primarily driven by the increase in operating profit for 2016 compared to 2015, partially offset by approximately $100 million increase in litigation-related payments, primarily associated with the transvaginal surgical mesh product liability cases and to Mirowski.
Investing Activities
During 2017, cash used for investing activities was $1.010 billion. Our investing activities primarily include $560 million of payments, net of cash acquired, for acquisitions including Symetis and Apama, $319 million of payments for purchases of property, plant and equipment, including amounts to complete our manufacturing plant in Malaysia and $131 million of payments related to strategic investments.
During 2016, cash used for investing activities was $887 million. Our investing activities primarily included $408 million of payments, net of cash acquired, for acquisitions including EndoChoice, $376 million in purchases of property, plant and equipment and $132 million of payments related to strategic investments, partially offset by proceeds from the sale of one of two buildings located in Quincy, Massachusetts for $29 million.
During 2015, cash used for investing activities was $2.186 billion. Our investing activities included $1.734 billion of payments net of cash acquired, for acquisitions, primarily related to the AMS Portfolio Acquisition and CeloNova, along with $266 million of payments related to strategic investments. Cash used for investing activities also included purchases of property, plant and equipment of $247 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, including our new commercial paper program and cash used to new share settle and stock issuances related to our equity incentive programs, as discussed in Note K - Stockholders' Equity to our consolidated financial statements included in Item 8 of this Annual Report. Additionally, our financing activities included $33 million of contingent payments in 2017, $65 million of payments in 2016 and $156 million of payments in 2015 associated with our previous acquisitions.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors of this Annual Report, some of which are outside our control. Macroeconomic conditions, adverse litigation outcomes and other risk and uncertainties could limit our ability to successfully execute our business plans and adversely affect our liquidity plans.

Debt
We had total debt of $5.616 billion as of December 31, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

			As of December 31,		Semi-annual Coupon Rate
in millions, except interest rates	Issuance Date	Maturity Date	2017	2016
January 2017 Notes	November 2004	January 2017	$—	$250	5.125%
August 2018 Term Loan	August 2013	August 2018	—	150
October 2018 Notes	August 2013	October 2018	*	600	2.650%
January 2020 Notes	December 2009	January 2020	850	850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
August 2020 Term Loan	August 2015	August 2020	—	600
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount		2018 - 2040	(6)	(8)
Unamortized Deferred Financing Costs		2018 - 2040	(18)	(24)
Unamortized Gain on Fair Value Hedges		2020-2025	38	51
Capital Lease Obligation		Various	1	1
Long-term debt			$3,815	$5,420
*As of December 31, 2017, the $600 million under the October 2018 Notes is outstanding and classified as short-term debt.

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

On August 4, 2017, we entered into a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility (the 2015 Facility), which was scheduled to mature in April 2020. The 2017 Facility will mature on August 4, 2022. Eurodollar and multicurrency loans under the 2017 Facility bear interest at LIBOR plus an interest margin of between 0.90 percent and 1.50 percent, based on our corporate credit ratings (1.10 percent as of December 31, 2017). Under the credit agreement for the 2017 Facility (the 2017 Credit Agreement), we are required to pay a facility fee (0.15 percent as of December 31, 2017) based on our credit ratings and the total amount of revolving credit commitment, regardless of usage of the 2017 Facility. This facility provides backing for the commercial paper program described below. There were no amounts borrowed under our current or prior revolving credit facilities as of December 31, 2017 or December 31, 2016.

The 2017 Credit Agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement as of December 31, 2017	Actual as of December 31, 2017
Maximum leverage ratio (1)	3.5 times	2.2 times
(1) Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Credit Agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2017, we had $444 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Credit Agreement, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Credit Agreement, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of December 31, 2017, we had approximately $1.839 billion of the legal exclusion remaining.

Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us.  In this case, all credit facility commitments would terminate and any amounts borrowed under the facility would become immediately due and payable.  Furthermore, any termination of our credit facility may negatively impact the credit ratings assigned to our commercial paper program which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

In June 2017, we launched a commercial paper program that allowed the Company to have a maximum of $2.000 billion in commercial paper outstanding. In August 2017, we increased our commercial paper program’s maximum to $2.250 billion, in line with the increased size of the 2017 Facility. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of December 31, 2017 there was $1.197 billion of commercial paper outstanding. The commercial paper program is backed by the 2017 Facility. Commercial paper issued as of December 31, 2017 had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Term Loans

As of December 31, 2016, we had $750 million outstanding under our unsecured term loan facilities. These facilities included an unsecured term loan for $150 million maturing August 2018 (2018 Term Loan) and an unsecured term loan facility for $600 million maturing August 2020 (2020 Term Loan). Both of these term loan facilities were fully repaid in 2017.

Senior Notes

We had senior notes outstanding of $4.400 billion as of December 31, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million plus interest of our senior notes due in January 2017.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, to the extent if borrowed by our subsidiaries and to liabilities of our subsidiaries (see Other Arrangements below).

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

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. In February 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million and extending the facility maturity date to February 2019. We had no amounts outstanding under this facility as of December 31, 2017 and $60 million outstanding under our credit and security facility as of December 31, 2016. The credit and security facilities requires that we maintain a maximum leverage covenant consistent with our revolving credit facility.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $456 million as of December 31, 2017. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $171 million of receivables as of December 31, 2017 at an average interest rate of 1.8 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 22.000 billion Japanese yen (approximately $195 million as of December 31, 2017). We de-recognized $157 million of notes receivable as of December 31, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets.

We had outstanding letters of credit of $49 million as of December 31, 2017 and $44 million as of December 31, 2016, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2017 and 2016, none of the beneficiaries had drawn upon the letters of credit or guarantees, accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2017 or 2016.
For additional details related to our debt, including our revolving credit facility, term loans, senior notes and other arrangements, see Note E – Borrowings and Credit Arrangements to our consolidated financial statements included in Item 8 of this Annual Report.

As of and through December 31, 2017, we were in compliance with all the required covenants related to our debt obligations.
Equity
During 2017 we received $85 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $111 million in 2016 and $114 million 2015. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
We did not repurchase any shares of our common stock during 2017, 2016, or 2015. As of December 31, 2017, we had remaining approximately $535 million authorized under our 2013 share repurchase program. There were approximately 248 million shares in treasury as of December 31, 2017 and December 31, 2016.
Stock-based compensation expense related to our stock ownership plans was $127 million in 2017, $116 million in 2016 and $107 million in 2015. Stock-based compensation expense varies from period to period based upon, among other factors: the timing, number and fair value of awards granted during the period; forfeiture levels related to unvested awards; and employee contributions to our employee stock purchase plan.
Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments and is based on conditions in existence as of December 31, 2017:

(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations	$600	$—	$1,450	$—	$500	$1,850	$4,400
Interest payments (1)	195	179	145	111	103	796	1,529
Lease obligations (1)	72	52	40	33	28	93	317
Purchase obligations (1)	262	26	15	13	5	6	327
Minimum royalty obligations (1)	3	5	1	1	1	—	10
Legal reserves	1,176	—	—	—	—	—	1,176
One-time transition tax	22	38	38	38	38	287	463
Unrecognized tax benefits (2)	647	—	—	—	—	—	647
	$2,977	$300	$1,689	$196	$675	$3,032	$8,869

(1)	In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.

(2)	Includes accrued interest and penalties and other related items.
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

The table above does not reflect our long-term liability for legal matters that are probable and estimable of $436 million due to the timing of payment being uncertain. Refer to Note J – Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report for more information on our legal accrual.
In addition, the table above does not include $835 million of unrecognized tax benefits, accrued interest and penalties and other related items, because the timing of their future cash settlement is uncertain. Refer to Note I - Income Taxes to our consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.

On January 24, 2018, we closed an investment and entered into an acquisition option agreement with Millipede, Inc. (Millipede). Under the terms of the agreements, we have purchased a portion of the outstanding shares of Millipede along with newly issued shares of the company. We also have the option to acquire the remaining shares of Millipede at any time prior to the completion of a first in human clinical study that meets certain parameters. Upon the completion of the clinical study, Millipede has the option to compel us to acquire the remaining shares of the company. Each company’s option period expires by the end of 2019. Completion of this acquisition would result in an additional $325 million payment by us at closing with a further $125 million becoming payable upon achievement of a commercial milestone. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8 of this Annual Report for more information.

On November 1, 2017, we entered into a definitive agreement with an investee company where we may be obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire the investee. The agreement contains a provision, expiring October 31, 2019, allowing the investee company to sell the remaining equity interests of the investee company to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8 of this Annual Report for more information.
With certain of our acquisitions, we acquired in-process research and development projects that require future funding to complete the projects. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We estimate that the total remaining R&D cost to complete acquired in-process research and development projects is between $45 million and $55 million. Net cash inflows from the projects currently in development are expected to commence in 2018 and will continue through 2031, following the respective launches of these technologies in the U.S., Europe and Japan. Certain of our acquisitions also involve the potential payment of contingent consideration. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with prior acquisitions and the fair value of our contingent consideration liabilities as of December 31, 2017.

Legal Matters
For a discussion of our material legal proceedings see Note J – Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP.
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. We consider estimates to be critical if (i) we are required to make assumptions about material matters that are uncertain at the time of estimation or if (ii) materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Bad Debt Reserves, Inventory Provisions, Valuation of Intangible Assets and Contingent Consideration Liabilities, Goodwill Valuation, Legal and Product Liability Accruals and Income Taxes.
See Note A – Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Annual Report for additional information related to our accounting policies and our consideration of these critical accounting areas. In addition, see Note B – Acquisitions and Strategic Investments and Note C - Goodwill and Other Intangible Assets for further discussion on the valuation of goodwill and intangible assets and contingent consideration; Note I - Income Taxes for further discussion on income tax related matters and Note J – Commitments and Contingencies for further discussion on legal and product liability matters.

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
Valuation of Intangible Assets and Contingent Consideration Liabilities
We base the fair value of identifiable intangible assets acquired in a business combination, including in-process research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to make in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates or in the timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections; growth rates; cash flows and discount rates and alternative estimated useful life assumptions, or probabilities surrounding the achievement of clinical, regulatory or revenue-based milestones could result in different purchase price allocations, amortization expense and contingent consideration expense in current and future periods.
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. If the carrying value of the intangible asset is not recoverable, we will write the carrying value down to fair value in the period identified. We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. The use of alternative assumptions, including estimated cash flows, discount rates and alternative estimated remaining useful lives could result in different calculations of impairment. In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets, or more frequently if change in circumstance or indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with FASB ASC Topic 350, Intangibles - Goodwill and Other (FASB ASC Topic 350). If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2017, 2016 and 2015 annual impairment assessment, we identified seven reporting units: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. Beginning in 2016, we aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350. These reporting units were aggregated due to a reorganization that commenced in 2015 that resulted in integrated leadership, shared resources and consolidation of certain sites in 2016.

In performing the goodwill impairment assessment for 2017 and 2016, we utilized both the optional qualitative assessment and the quantitative approach prescribed under FASB ASC Topic 350. Beginning in 2016, the qualitative assessment was used for testing certain reporting units where fair value has historically exceeded carrying value by greater than 100 percent. All other reporting units were tested using the quantitative approach described below. The qualitative assessment requires an evaluation of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount based on an assessment of relevant events including macroeconomic factors, industry and market conditions, cost factors, overall financial performance and other entity-specific factors. After assessing the totality of events, if it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative approach of the goodwill impairment test is unnecessary. If it is determined that impairment is more likely than not, then we perform the quantitative impairment test. In 2017, we selected our Rhythm Management operating segment and our Neuromodulation reporting unit for quantitative testing, while the remaining reporting units were qualitatively assessed. For all reporting units tested using the optional qualitative assessment, we concluded that it was not necessary to perform the quantitative impairment test as it is not more-likely-than-not such reporting units were impaired. For the two reporting units tested using the quantitative approach, we concluded that the fair value of each reporting unit exceeded its carrying value.

For our 2017, 2016 and 2015 annual impairment assessments, for those reporting units for which a quantitative test was performed, we used only the income approach, specifically the Discounted Cash Flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to:

•
decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, pricing pressures, reductions in reimbursement levels, product actions and/or competitive technology developments,

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies and market and/or regulatory conditions that may cause significant launch delays or product recalls,

•	decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations,

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products,

•
the level of success of ongoing and future research and development efforts, including those related to recent acquisitions and increases in the research and development costs necessary to obtain regulatory approvals and launch new products,

•
the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market and increases in the costs and time necessary to integrate acquired businesses into our operations successfully,

•	changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses and

•	increases in our market-participant risk-adjusted WACC and increases in our market-participant tax rate and/or changes in tax laws or macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in impairment charges.

Refer to Note C - Goodwill and Other Intangible Assets to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details related to our annual goodwill balances.
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
Income Taxes
We establish reserves when we believe that certain positions are likely to be challenged despite our assertion that our tax return positions are fully supportable. The calculation of our tax liabilities involves significant judgment based on individual facts, circumstances and information available in addition to applying complex tax regulations in various jurisdictions across our global operations. Under U.S. GAAP, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Although we believe that we have adequately provided for liabilities resulting from tax assessments by taxing authorities, positions taken by these tax authorities could have a material impact on our effective tax rate, consolidated earnings, financial position and/or cash flows.
New Accounting Pronouncements
See Note P - New Accounting Pronouncements to our consolidated financial statements included in Item 8 of this Annual Report for additional information on Standards Implemented since December 31, 2016 and Standards to be Implemented.

Additional Information
Use of Non-GAAP Financial Measures

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

To calculate adjusted net income (earnings) and adjusted net income (earnings) per share we exclude certain charges (credits) from GAAP net income as detailed below. The GAAP financial measure most directly comparable to adjusted net income is GAAP net income (loss) and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income (loss) per share. To calculate operational net sales that exclude changes in foreign currency exchange rates, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to operational growth rate percentages is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the relevant sections of this Annual Report.

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

We believe that presenting adjusted net income, adjusted net income per share that exclude certain amounts, and operational net sales that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

•
Intangible asset impairment charges - This amount represents write-downs of certain intangible asset balances during 2017, 2016 and 2015.We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our indefinite-lived intangible assets at least annually for impairment. If we determine the carrying value of the amortizable intangible asset is not recoverable or we conclude that it is more likely than not that the indefinite-live asset is impaired, we will write the carrying value down to fair value in the period identified. We exclude the impact of impairment charges from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management has excluded intangible asset impairment charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•
Tax Cuts and Jobs Act (TCJA) net charge - These items represent adjustments of certain tax positions as a result of the TCJA, enacted in December 2017. These adjustments, which are estimates, are not indicative of expected on-going operating results. We exclude the impact of this charge from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for the purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

Operational Net Sales Excluding the Impact of Changes in Foreign Currency Exchange Rates

•
The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management may exclude the impact of changes in foreign currency exchange rates for purposes of reviewing the net sales and growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boston Scientific Corporation

Opinion on Internal Control over Financial Reporting

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Boston Scientific Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 20, 2018

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.923 billion as of December 31, 2017 and $4.101 billion as of December 31, 2016. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $321 million as of December 31, 2017 as compared to $257 million as of December 31, 2016. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $421 million as of December 31, 2017 as compared to $223 million as of December 31, 2016. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2017 and December 31, 2016. As of December 31, 2017, $4.414 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 79 percent of our total debt.
See Note D – Hedging Activities and Fair Value Measurements to our consolidated financial statements contained in Item 8 of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boston Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
Boston, Massachusetts
February 20, 2018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
in millions, except per share data	2017	2016	2015
			(restated)*
Net sales	$9,048	$8,386	$7,477
Cost of products sold	2,593	2,424	2,173
Gross profit	6,455	5,962	5,304

Operating expenses:
Selling, general and administrative expenses	3,294	3,099	2,873
Research and development expenses	997	920	876
Royalty expense	68	79	70
Amortization expense	565	545	495
Intangible asset impairment charges	4	11	19
Contingent consideration expense (benefit)	(80)	29	123
Restructuring charges (credits)	37	28	26
Litigation-related charges (credits)	285	804	1,105
	5,170	5,515	5,587
Operating income (loss)	1,285	447	(283)

Other income (expense):
Interest expense	(229)	(233)	(284)
Other, net	(124)	(37)	(83)
Income (loss) before income taxes	933	177	(650)
Income tax (benefit) expense	828	(170)	(411)
Net income (loss)	$104	$347	$(239)

Net income (loss) per common share — basic	$0.08	$0.26	$(0.18)
Net income (loss) per common share — assuming dilution	$0.08	$0.25	$(0.18)

Weighted-average shares outstanding
Basic	1,370.1	1,357.6	1,341.2
Assuming dilution	1,392.7	1,377.2	1,341.2

*Pension termination charges of $44 million in 2015, have been reclassified from Operating expenses to Other, net to reflect our adoption of Accounting Standards Codification Update No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Please refer to Note A – Significant Accounting Policies and Note P - New Accounting Pronouncements for additional details.

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2017	2016	2015
Net income (loss)	$104	$347	$(239)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	48	(25)	(16)
Net change in derivative financial instruments	(106)	(45)	(67)
Net change in available-for-sale securities	5	(6)	—
Net change in unrealized costs associated with certain retirement plans	(6)	(11)	27
Total other comprehensive income (loss)	(59)	(87)	(56)
Total comprehensive income (loss)	$45	$260	$(295)

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
in millions, except share and per share data	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$188	$196
Trade accounts receivable, net	1,548	1,472
Inventories	1,078	955
Prepaid income taxes	66	75
Other current assets	942	541
Total current assets	3,822	3,239
Property, plant and equipment, net	1,697	1,630
Goodwill	6,998	6,678
Other intangible assets, net	5,837	5,883
Other long-term assets	688	666
TOTAL ASSETS	$19,042	$18,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,801	$64
Accounts payable	530	447
Accrued expenses	2,456	2,312
Other current liabilities	867	764
Total current liabilities	5,654	3,587
Long-term debt	3,815	5,420
Deferred income taxes	191	18
Other long-term liabilities	2,370	2,338

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,621,062,898 shares as of December 31, 2017 and 1,609,670,817 shares as of December 31, 2016	16	16
Treasury stock, at cost - 247,566,270 shares as of December 31, 2017 and December 31, 2016	(1,717)	(1,717)
Additional paid-in capital	17,161	17,014
Accumulated deficit	(8,390)	(8,581)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(32)	(79)
Unrealized gain (loss) on derivative financial instruments	1	107
Unrealized gain (loss) on available-for-sale securities	(1)	(6)
Unrealized costs associated with certain retirement plans	(27)	(21)
Total stockholders’ equity	7,012	6,733
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,042	$18,096

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Accumulated	Comprehensive
in millions, except share data	Shares Issued	Par Value	Stock	Capital	Deficit	Income (Loss)
Balance as of December 31, 2014	1,575,018,236	$16	$(1,717)	$16,703	$(8,689)	$144
Net income (loss)					(239)
Changes in other comprehensive income (loss), net of tax
Foreign currency translation adjustment						(16)
Net change in derivative financial instruments						(67)
Net change in certain retirement plans						27
Impact of stock-based compensation plans, net of tax	19,195,550	—		157
Rounding					1
Balance as of December 31, 2015	1,594,213,786	$16	$(1,717)	$16,860	$(8,927)	$88
Net income (loss)					347
Changes in other comprehensive income (loss), net of tax
Foreign currency translation adjustment						(25)
Net change in derivative financial instruments						(45)
Net change in available-for-sale securities						(6)
Net change in certain retirement plans						(11)
Impact of stock-based compensation plans, net of tax	15,457,031	—		153
Rounding				1	(1)
Balance as of December 31, 2016	1,609,670,817	$16	$(1,717)	$17,014	$(8,581)	$1
Net income (loss)					104
Cumulative effective adjustment for ASU 2016-09*					86
Changes in other comprehensive income (loss), net of tax
Foreign currency translation adjustment						48
Net change in derivative financial instruments						(106)
Net change in available-for-sale securities						5
Net change in certain retirement plans						(6)
Impact of stock-based compensation plans, net of tax	11,392,081			147
Balance as of December 31, 2017	1,621,062,898	$16	$(1,717)	$17,161	$(8,390)	$(59)

*Please refer to Note P - New Accounting Pronouncements for additional details.

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2017	2016	2015
		(restated)*	(restated)*
Operating Activities
Net income (loss)	$104	$347	$(239)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	844	815	769
Deferred and prepaid income taxes	245	(305)	(532)
Stock-based compensation expense	127	116	107
Intangible asset impairment charges	4	11	19
Net loss (gain) on investments and notes receivable	92	21	9
Contingent consideration expense (benefit)	(80)	29	123
Payment of contingent consideration in excess of amounts established in purchase accounting	(14)	(57)	(57)
Pension termination charges	—	—	44
Inventory step-up amortization	10	22	36
Other, net	27	(23)	86
Increase (decrease) in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(30)	(216)	(17)
Inventories	(107)	40	3
Other assets	(20)	(43)	23
Accounts payable and accrued expenses	195	553	(20)
Other liabilities	28	(128)	337
Cash provided by operating activities	1,426	1,182	691

Investing Activities
Purchases of property, plant and equipment	(319)	(376)	(247)
Proceeds on disposals of property, plant and equipment	—	29	—
Payments for acquisitions of businesses, net of cash acquired	(560)	(408)	(1,734)
Payments for investments and acquisitions of certain technologies	(131)	(132)	(266)
Proceeds from investments and collections of notes receivable	—	—	61
Cash used for investing activities	(1,010)	(887)	(2,186)

Financing Activities
Payments of contingent consideration amounts previously established in purchase accounting	(33)	(65)	(156)
Proceeds from long-term borrowings, net of debt issuance and extinguishment costs	—	—	2,535
Payments on long-term borrowings	(1,000)	(250)	(1,150)
Net increase (decrease) in commercial paper	1,183	—	—
Proceeds from borrowings on credit facilities	2,156	630	565
Payments on borrowings from credit facilities	(2,216)	(570)	(565)
Cash used to net share settle employee equity awards	(65)	(62)	(66)
Proceeds from issuances of shares of common stock	85	111	114
Cash provided by (used for) financing activities	110	(206)	1,276

Effect of foreign exchange rates on cash	4	(2)	(4)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	530	87	(223)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	487	400	623
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,017	$487	$400

Supplemental Information
Cash (received) paid for income taxes, net	$(42)	$94	$80
Cash paid for interest	235	233	283
Fair value of contingent consideration recorded in purchase accounting	94	50	63
*Certain prior year balances related to restricted cash have been reclassified to reflect our adoption of Accounting Standards Codification Update No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash and Accounting Standards Codification Update No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. Please refer to Note A – Significant Accounting Policies and Note P - New Accounting Pronouncements for additional details.

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial interests in any VIEs and therefore did not consolidate any VIEs for 2017, 2016 and 2015.

Basis of Presentation

The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Regulation S-X.

Amounts reported in millions within this report are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars. Prior year balances were subject to rounding.

Certain prior year balances have been reclassified to reflect our adoption of Accounting Standards Codification (ASC) Update No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Please refer to Note P - New Accounting Pronouncements for additional details.

In addition, certain prior year balances within our consolidated statements of cash flows have been reclassified to reflect our retrospective adoptions of ASC Update No. 2016-18, Statement of Cash Flows - Restricted Cash (Topic 230) and ASC Update No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. As a result of adopting Update No. 2016-18, our cash provided by operating activities increased by $537 million for 2017, $210 million for 2016 and $46 million for 2015. The adoption of Update No. 2016-15 increased our 2015 cash provided by operating activities by approximately $45 million with a corresponding decrease in our cash provided by financing activities. Refer to Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents subheading below and Note P - New Accounting Pronouncements for additional details.

Subsequent Events

We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our consolidated financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the consolidated financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note J – Commitments and Contingencies for further details.

Accounting Estimates

To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our consolidated financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. Refer to Critical Accounting Estimates included in Item 7 of this Annual Report for further discussion.

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and Cash Equivalents

We record cash and cash equivalents in our consolidated balance sheets at cost, which approximates fair value. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk of loss of principal amounts invested and we limit our direct exposure to securities in any one industry or issuer. We consider all short-term marketable securities with remaining days to maturity of 90 days or less from the purchase date that can be readily converted to cash to be cash equivalents.

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

Restricted Cash and Restricted Cash Equivalents

Amounts included in restricted cash represent cash on hand required to be set aside by a contractual agreement related to receivable factoring arrangements and deferred compensation plans and are included in the Other current assets caption on our consolidated balance sheets. Generally, the restrictions related to the factoring arrangements lapse at the time we remit the customer payments collected by us as servicer of previously sold customer receivables to the purchaser. Restrictions for deferred compensation lapse when amounts are paid to the employee. Restricted cash equivalents primarily represent amounts paid into various qualified settlement funds related to our ongoing transvaginal surgical mesh litigation and current amounts related to our pension plans and are included in the Other current assets caption on our consolidated balance sheets. The restrictions related to the various qualified settlement funds will lapse as we approve amounts payable to claimants, at which time we no longer have rights to a return of the amounts paid into the various qualified settlement funds. Restricted cash equivalents included in the Other long-term assets caption on our consolidated balance sheets are related to the long-term portion of our pension and deferred compensation plans. The following represents a reconciliation of cash and cash equivalents, restricted cash and restricted cash equivalents to the consolidated balance sheets:

	As of December 31,
(in millions)	2017	2016	2015
Cash and cash equivalents	$188	$196	$319
Restricted cash included in Other current assets	803	269	68
Restricted cash included in Other long-term assets	26	22	14
Total cash, cash equivalents and restricted cash presented on the consolidated statements of cash flows	$1,017	$487	$400

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institutions and generally do not require collateral. We record our accounts receivable in our consolidated balance sheets at net realizable value. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on historical information and management's best estimates. We write off amounts determined to be uncollectible against this reserve. We recorded write-offs of uncollectible accounts receivable of $18 million in 2017, $11 million in 2016 and $16 million in 2015. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2017, 2016 and 2015 or accounts receivable at December 31, 2017 or 2016; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our European sales to government-owned or supported customers in Southern Europe, specifically Greece, Italy, Spain and Portugal are subject to an increased number of days outstanding relative to other countries prior to payment. Historically, receivable balances with certain publicly-owned hospitals in these countries accumulate over a period of time and are then subsequently settled as large lump sum payments. While we believe our allowance for doubtful accounts in these countries is adequate as of December 31, 2017 and 2016, if significant changes were to occur in the payment practices of these European governments or if government funding becomes unavailable, we may not be able to collect on receivables due to us from these customers and our write-offs of uncollectible amounts may increase.

Revenue Recognition

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our consolidated statements of operations. We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured. Revenue is recognized upon passage of title and risk of loss to customers, unless we are required to provide additional services and provided we can form an estimate for sales returns. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For revenue arrangements with multiple deliverables, where the sale of a device is combined with a future service obligation, we defer revenue on the undelivered element and recognize this revenue over the related service period. Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE™ Patient Management System, which represents a future service obligation. Generally, we do not have vendor specific objective evidence of selling price available related to our future service obligations; therefore, we determine our estimates of selling price using third party evidence when available; otherwise, we use our best estimate of selling price. We allocate arrangement consideration using the relative selling price method.

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

We also offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum rebate percentage offered. We have entered into certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.

Warranty Obligations

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. Aggregate year over year changes in our product warranty accrual during 2017, 2016 and 2015 were immaterial.

Inventories

We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory. Approximately 40 percent of our finished goods inventory as of both December 31, 2017 and December 31, 2016 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Property, Plant and Equipment

We state property, plant, equipment and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings over a maximum of 40 year life; building improvements over the remaining useful life of the building structure; equipment, furniture and fixtures over a three to seven year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $279 million in 2017, $270 million in 2016 and $274 million in 2015.

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

Indefinite-lived Intangibles, including In-Process Research and Development (IPR&D)

Our indefinite-lived intangible assets that are not subject to amortization include acquired balloon and other technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine and IPR&D intangible assets acquired in a business combination. Our IPR&D represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write-off the remaining carrying amount of the associated in-process research and development intangible asset.

We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets; in addition, we review our indefinite-lived assets for classification and impairment more frequently if changes in circumstances or indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification® (ASC) Topic 350, Intangibles - Goodwill and Other. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.

We use the income approach to determine the fair values of our IPR&D. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. We apply a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition. See Note C - Goodwill and Other Intangible Assets for more information related to indefinite-lived intangibles, including IPR&D.

For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date.

Amortization and Impairment of Intangible Assets

We record intangible assets at historical cost and amortize them over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows: patents and licenses, two to 20 years; definite-lived technology-related and customer relationships, five to 25 years; other intangible assets, various.

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

We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). See Note C - Goodwill and Other Intangible Assets for more information related to impairments of intangible assets.

For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees and other expenditures directly related to securing the patent.

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2017, 2016 and 2015 annual impairment assessment, we identified seven reporting units: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. For our 2017 and 2016 annual impairment test, we aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350. These reporting units were aggregated due to a reorganization that commenced in 2015 that resulted in integrated leadership, shared resources and consolidation of certain sites in 2016.

In performing the goodwill impairment assessment for 2017 and 2016, we utilized both the optional qualitative assessment and the quantitative approach prescribed under FASB ASC Topic 350. Beginning in 2016, the qualitative assessment was used for testing certain reporting units where fair value has historically exceeded carrying value by greater than 100 percent. All other reporting units were tested using the quantitative approach described below. The qualitative assessment requires an evaluation of whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount based on an assessment of relevant events including macroeconomic factors, industry and market conditions, cost factors, overall financial performance and other entity-specific factors. After assessing the totality of events, if it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative approach of the goodwill impairment test is unnecessary. If it is determined that impairment is more likely than not, then we perform the quantitative impairment test. In 2017, we selected our Rhythm Management operating segment and our Neuromodulation reporting unit for quantitative testing, while the remaining reporting units were qualitatively assessed. For all reporting units tested using the optional qualitative assessment, we concluded that it was not necessary to perform the quantitative impairment test as it is not more-likely-than-not such reporting units were impaired. For the two reporting units tested using the quantitative approach, we concluded that the fair value of each reporting unit exceeded its carrying value.

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

For our 2017, 2016 and 2015 annual impairment assessments, for those reporting units for which a quantitative test was performed, we used only the income approach, specifically the Discounted Cash Flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

Refer to Note C - Goodwill and Other Intangible Assets to our consolidated financial statements for additional details related to our goodwill balances.

Investments in Publicly Traded and Privately Held Entities

We account for our publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. Unrealized holding gains or losses during the period, net of tax, are recorded to accumulated other comprehensive income (loss). We compute realized gains and losses on sales of available-for-sale securities at fair value, adjusted for any other-than-temporary declines in fair value.

We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. We record these investments initially at cost and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. We account for investments in private entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee in accordance with FASB ASC Topic 325, Investments - Other. In addition, we have notes receivable from certain companies that we account for in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities. Refer to Note B – Acquisitions and Strategic Investments for additional details on our investment balances.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as estimates of the impact of future taxable income and available prudent and feasible tax-planning strategies. We recognize interest and penalties related to income taxes as a component of income tax expense. See Note I - Income Taxes for further information and discussion of our income tax provision and balances including discussion of the impacts of the Tax Cuts and Jobs Act (TCJA) enacted in December 2017.

Legal and Product Liability Costs

In the normal course of business, we are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties and administrative remedies. We maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. We accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue our best estimate of the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value and capitalize these amounts as assets if the license will provide an on-going future benefit. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as litigation-related charges within our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within selling, general and administrative expenses. See Note J – Commitments and Contingencies for discussion of our individual material legal proceedings.

Costs Associated with Exit Activities

We record employee termination costs in accordance with FASB ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits, if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our established severance policies or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested, the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations. We record such costs into expense over the employee’s future service period, if any.

Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, consultant fees and impairments of long-lived assets. The costs are expensed in accordance with FASB ASC Topic 420 and FASB ASC Topic 360, Property, Plant and Equipment and are included in restructuring charges in our consolidated statement of operations. Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation and costs to transfer product lines among facilities are included within costs of products sold and selling, general and administrative expenses in our consolidated statement of operations. See Note G – Restructuring-related Activities for further information and discussion of our restructuring plans.

Translation of Foreign Currency

We translate all assets and liabilities of foreign subsidiaries from the functional currency, which is generally the local currency, into U.S. dollars using the year-end exchange rate and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive income. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. We did not record any highly inflationary economy translation adjustments in 2017, 2016 or 2015.

Foreign currency transaction gains and losses are included in Other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments.

Financial Instruments

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging and we present assets and liabilities associated with our derivative financial instruments on a gross basis in our financial statements. In accordance with FASB ASC Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for, and has been designated as part of a hedging relationship, as well as on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to FASB ASC Topic 815. Refer to Note D – Hedging Activities and Fair Value Measurements for more information on our derivative instruments.

Shipping and Handling Costs

We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $110 million in 2017, $101 million in 2016 and $93 million in 2015 are included in selling, general and administrative expenses.

Research and Development

We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Indefinite-lived Intangibles, including In-Process Research and Development for our policy regarding IPR&D acquired in connection with our business combinations and asset purchases.

Employee Retirement Plans

Following our 2006 acquisition of Guidant Corporation, we sponsored the Guidant Supplemental Retirement Plan, a frozen, non-qualified defined benefit plan for certain former officers and employees of Guidant. The plan was partially frozen as of September 25, 1995 and completely frozen as of May 31, 2007 and was terminated effective December 1, 2014. During 2015, we finalized the termination process and settled the plan’s obligations. As a result, we recorded pension termination charges of $44 million for the year ended December 31, 2015.

The Guidant Supplemental Retirement Plan was partially funded through a Rabbi Trust that contains segregated company assets (restricted cash) used to pay the benefit obligations related to the plan.

We also maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and division presidents and certain persons that may have served in these roles. Participants may retire with unreduced benefits once retirement conditions have been satisfied. In addition, we maintain retirement plans covering certain international employees.

We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income (OCI). The outstanding obligation is as follows:

	As of December 31, 2017
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized
Executive Retirement Plan	$18	$21	$—	$21
Guidant Supplemental Retirement Plan (frozen)	33	33	—	33
International Retirement Plans	138	153	87	66
	189	$207	$87	$120

	As of December 31, 2016
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Underfunded PBO Recognized
Executive Retirement Plan	$15	$17	$—	$17
Guidant Supplemental Retirement Plan (frozen)	32	32	—	32
International Retirement Plans	93	103	54	49
	$140	$152	$54	$98

A rollforward of the changes in the pension benefit obligation for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2017	2016
Beginning obligations	$152	$131
Acquired and established plans (1)	33	—
Service and interest costs	17	10
Actuarial gain (loss)	2	10
Plan amendments and assumption changes	(1)	7
Benefits paid	(8)	(5)
Foreign currency exchange	11	(1)
Ending obligation	$207	$152
(1) Plans obtained through acquisition and other increases in connection with our international operations.

The critical assumptions associated with our employee retirement plans as of December 31, 2017 are as follows:

	Discount Rate	Expected Return on Plan Assets	Rate of Compensation Increase
Executive Retirement Plan	3.25%		3.00%
Guidant Supplemental Retirement Plan (frozen)	3.50%
International Retirement Plans	0.50% - 2.25%	2.50% - 4.10%	1.50% - 6.78%

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

A rollforward of the changes in the fair value of plan assets for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2017	2016
Beginning fair value	$54	$52
Acquired and established plans (1)	19	—
Actual return on plan assets	6	(1)
Employer contributions	10	7
Participant contributions	1	—
Benefits paid	(8)	(5)
Foreign currency exchange	4	1
Ending fair value	$87	$54
(1) Plans obtained through acquisition and other increases in connection with our international operations.

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $79 million in 2017, $72 million in 2016 and $69 million in 2015.

Net Income (Loss) per Common Share

We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options and stock awards whose effect would be anti-dilutive from the calculation.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given their results are not material to our consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the years ended December 31, 2017, 2016 and 2015.

2017 Acquisitions

Apama Medical Inc.

On October 10, 2017, we completed the acquisition of Apama Medical Inc. (Apama), a privately-held company developing the Apama™ Radiofrequency single-shot Balloon Catheter System for the treatment of atrial fibrillation. Total consideration was comprised of approximately $175 million cash up-front and a maximum of $125 million in contingent payments based on the achievement of clinical and regulatory milestones. We began the process of integrating Apama into our Rhythm Management segment in the fourth quarter of 2017 and expect the integration to be substantially complete by the end of 2019.

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

Purchase Price Allocation

We accounted for these acquisitions as a business combination and, in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate preliminary purchase price are as follows (in millions):

Payment for acquisitions, net of cash acquired	$561
Fair value of contingent consideration	94
$655

The following summarizes the preliminary purchase price allocation for our 2017 acquisitions as of December 31, 2017
(in millions):

Goodwill	$308
Amortizable intangible assets	278
Indefinite-lived intangible assets	186
Other assets acquired	45
Liabilities assumed	(58)
Deferred tax liabilities	(104)
$655

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$268	13	24%
Other intangible assets	10	2-13	24%
Indefinite-lived intangible assets:
Purchased research and development	$186	N/A	15%
	$464

2016 Acquisitions

EndoChoice Holdings, Inc.

On November 22, 2016, we completed our acquisition of EndoChoice Holdings, Inc. (EndoChoice) for $8.00 per share or approximately $213 million. In addition, total consideration for the acquisition also included repayment of EndoChoice's existing senior term loan facility totaling $43 million and related acquisition fees and expenses. EndoChoice is an Alpharetta, Georgia based company focused on the development and commercialization of infection control products, pathology services and single-use devices for specialists treating a wide range of gastrointestinal (GI) conditions. In 2017, we substantially completed the process of integrating EndoChoice into our Endoscopy business.

In addition, we completed other individually immaterial acquisitions during 2016 for total consideration of $189 million in cash at closing plus aggregate contingent consideration of up to $125 million.

Purchase Price Allocation

We accounted for these acquisitions as a business combination and, in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The components of the aggregate purchase price are as follows (in millions):

Payment for acquisitions, net of cash acquired	$365
Fair value of contingent consideration	50
Fair value of debt repaid	43
$458

The following summarizes the purchase price allocation for our 2016 acquisitions as of December 31, 2016 (in millions):

Goodwill	$204
Amortizable intangible assets	228
Other assets acquired	83
Liabilities assumed	(57)
$458

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$176	9-13	11% - 20%
Customer relationships	51	9-13	11% - 12%
Other intangible assets	1	4	11%
	$228

2015 Acquisitions

Interventional Radiology Business of CeloNova Biosciences

On December 31, 2015, we completed the acquisition of the interventional radiology business of CeloNova Biosciences (CeloNova), for an upfront payment of $70 million and additional payments contingent on regulatory and sales milestones. The acquisition included drug-eluting microspheres designed to be loaded with chemotherapy drugs for delivery to cancerous tumors and spherical embolic products used to treat uterine fibroids and other conditions. In 2017, we completed the integration of CeloNova into our Peripheral Interventions business.

AMS Portfolio Acquisition

On August 3, 2015, we completed the acquisition of the American Medical Systems male urology portfolio (AMS Portfolio Acquisition), which includes the men's health and prostate health businesses, from Endo International plc. Total consideration was comprised of $1.616 billion in up-front cash plus related fees and expenses and a potential additional $50 million in consideration based on 2016 sales. The AMS male urology portfolio was integrated into our formerly named Urology and Women's Health business and the joint businesses became Urology and Pelvic Health. We substantially completed the integration in 2016. In addition, as part of the acquisition agreement, we made a $60 million Series B non-voting preferred stock investment in the women's health business of Endo Health Solutions, a wholly owned subsidiary of Endo International, plc., representing the remaining Women's Health business of the American Medical Systems Portfolio. This investment was subsequently repaid in the fourth quarter of 2015.

In addition, we completed other individually immaterial acquisitions during 2015 for total consideration of $69 million in cash at closing plus aggregate contingent consideration of up to $14 million.

Purchase Price Allocation

We accounted for these acquisitions as business combinations and, in accordance with FASB ASC Topic 805, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate purchase prices are as follows (in millions):

Payment for acquisitions, net of cash acquired	$1,735
Fair value of contingent consideration	63
$1,798

The following summarizes the aggregate purchase price allocation for the 2015 acquisitions as of December 31, 2015 (in millions):

Goodwill	$573
Amortizable intangible assets	1,074
Indefinite-lived intangible assets	6
Inventory	103
Other assets acquired	165
Liabilities assumed	(123)
$1,798

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Range of Risk- Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$431	11-13	14% - 23%
Customer relationships	625	12-13	14% - 15%
Other intangible assets	18	13	14%
Indefinite-lived intangible assets:
In-process research & development	6	N/A	17%
	$1,080

For our 2017, 2016 and 2015 acquisitions, our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. We used the multi-period excess earnings method, a variation of the income approach and relief from royalty approach to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives.

Other intangible assets primarily include acquired customer relationships and tradenames. Customer relationships represent the estimated fair value of non-contractual customer, payor and distributor relationships. Customer relationships are direct relationships with physicians and hospitals performing procedures with the acquired products, payor relationships are contracts and relationships with healthcare payors relating to reimbursement of services and distributor relationships are relationships with third parties used to sell the acquired products, all as of the acquisition date. These relationships were valued separately from goodwill because there is a history and pattern of conducting business with customers and distributors. We used the income approach or the replacement cost and lost profits methodology to derive the fair value of the customer relationships. The customer relationships intangible assets are amortized on a straight-line basis over their assigned estimated useful lives. Tradenames include brand names that we expect to continue using in our product portfolio and related marketing materials. The tradenames are valued using a relief from royalty methodology and are amortized on a straight-line basis over their assigned estimated useful lives.

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

Goodwill was established due primarily to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies and has been allocated to our reportable segments based on the relative expected benefit. Based on preliminary estimates, the goodwill recorded related to our 2017 acquisitions is not deductible for tax purposes. Of the goodwill recorded related to our 2016 acquisitions, $116 million is deductible for tax purposes. Refer to Note C - Goodwill and Other Intangible Assets for more information related to goodwill allocated to our reportable segments.

Contingent Consideration
We recorded a net benefit related to the changes in fair value of our contingent consideration liabilities of $80 million during 2017, a net expense related to the changes in fair value of our contingent consideration liabilities of $29 million during 2016 and a net expense related to the change in fair value of our contingent consideration liabilities of $123 million during 2015. We made contingent consideration payments of $48 million in 2017, $122 million in 2016 and $213 million in 2015.
Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2015	$246
Amounts recorded related to new acquisitions	50
Other amounts recorded related to prior acquisitions	1
Fair value adjustment	29
Contingent payments related to prior period acquisition	(122)
Balance as of December 31, 2016	$204
Amounts recorded related to new acquisitions	94
Fair value adjustment	(80)
Contingent payments related to prior period acquisition	(48)
Balance as of December 31, 2017	$169
As of December 31, 2017, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.320 billion.
The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of December 31, 2017	Valuation Technique	Unobservable Input	Range
R&D and Commercialization-based Milestone	$125 million	Discounted Cash Flow	Discount Rate	2% - 3%
			Probability of Payment	17% - 100%
			Projected Year of Payment	2018 - 2022
Revenue-based Payments	$44 million	Discounted Cash Flow	Discount Rate	11% - 15%
			Projected Year of Payment	2018 - 2026

Projected contingent payment amounts related to some of our R&D, commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow (DCF) model. Projected revenues are based on our most recent internal operational budgets and long-range strategic plans. Increases in projected revenues and probabilities of payment may result in higher fair value measurements. Increases in discount rates and the time to payment may result in lower fair value measurements. Increases or decreases in any of those inputs together, or in isolation, may result in a significantly lower or higher fair value measurement.

Strategic Investments

On January 24, 2018, we closed an investment and entered into an acquisition option agreement with Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. Under the terms of the agreements, we have purchased a portion of the outstanding shares of Millipede along with newly issued shares of the company for a total consideration of $90 million. We also have the option to acquire the remaining shares of the company at any time prior to the completion of a first in human clinical study that meets certain parameters. Upon the completion of the clinical study, Millipede has the option to compel us to acquire the remaining shares of the company. Each company’s option period expires by the end of 2019. Completion of this acquisition would result in an additional $325 million payment by us at closing with a further $125 million becoming payable upon achievement of a commercial milestone.

On November 1, 2017, we entered into a definitive agreement with an investee company where we may be obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire the investee. The agreement contains a provision, expiring October 31, 2019, allowing the investee company to sell the remaining equity interests of the investee company to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests.

The aggregate carrying amounts of our strategic investments were comprised of the following categories:

	As of
(in millions)	December 31, 2017	December 31, 2016
Equity method investments	$209	$265
Cost method investments	81	20
Available-for-sale securities	15	20
Notes receivable	47	42
	$353	$347

These investments are classified as other long-term assets within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In 2017, we recorded charges of $72 million for other-than-temporary impairment losses equal to the difference between the carrying value of our investments and their fair value. These charges were recorded within the Other, net caption of our consolidated statements of operations.

As of December 31, 2017, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $212 million, which represents amortizable intangible assets and IPR&D, corresponding deferred tax liabilities and goodwill.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of December 31, 2017		As of December 31, 2016
	Gross Carrying	Accumulated Amortization/	Gross Carrying	Accumulated Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs
Amortizable intangible assets
Technology-related	$9,386	$(4,880)	$9,123	$(4,468)
Patents	517	(379)	529	(374)
Other intangible assets	1,633	(838)	1,583	(722)
	$11,536	$(6,097)	$11,235	$(5,564)
Unamortizable intangible assets
Goodwill	$16,898	$(9,900)	$16,578	$(9,900)
IPR&D	278	—	92	—
Technology-related	120	—	120	—
	$17,295	$(9,900)	$16,790	$(9,900)

In the third quarter of 2017, we performed our annual impairment test of all IPR&D projects and our indefinite-lived core technology assets and determined that the assets were not impaired. In addition, we verified the classification as indefinite-lived assets continues to be appropriate. Intangible asset impairment charges were immaterial in 2017, 2016 and 2015.

The following represents our goodwill balance by global reportable segment:

(in millions)	Cardiovascular	Rhythm Management	MedSurg	Total
Balance as of December 31, 2015	$3,451	$292	$2,730	$6,473
Impact of foreign currency fluctuations and other changes in carry amount	—	(2)	(1)	(3)
Goodwill acquired	62	—	146	208
Balance as of December 31, 2016	$3,513	$290	$2,875	$6,678
Impact of foreign currency fluctuations and other changes in carry amount	9	1	2	12
Goodwill acquired	182	126	—	308
Balance as of December 31, 2017	$3,704	$417	$2,877	$6,998

We did not have any goodwill impairments in 2017, 2016 or 2015.

Estimated amortization expense for each of the five succeeding fiscal years based upon our amortizable intangible asset portfolio as of December 31, 2017 is as follows:

Fiscal Year	(in millions)
2018	$551
2019	546
2020	543
2021	507
2022	477

NOTE D – HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through risk management programs which include the use of derivative financial instruments. We operate these programs pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. Our derivative instruments do not subject our earnings or cash flows to material risk, as the gains or losses on these derivatives generally offset losses or gains recognized on the hedged item.

We manage concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to individual counterparties and by actively monitoring counterparty credit ratings and the amount of individual credit exposure. We also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.
Our risk from changes in currency exchange rates consists primarily of monetary assets and liabilities, forecast intercompany and third-party transactions and net investments in certain subsidiaries. We manage currency exchange rate risk at a consolidated level to reduce the cost of hedging by taking advantage of offsetting transactions. We employ derivative instruments, primarily forward currency contracts, to reduce the risk to our earnings and cash flows associated with changes in currency exchange rates.

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in British pound sterling, Euro and Japanese yen. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging and are intended to protect the U.S. dollar value of forecasted transactions. The effective portion of gains or losses on a derivative instrument designated as a cash flow hedge is recorded in other comprehensive income (OCI) and is included in the Accumulated other comprehensive income (loss), net of tax (AOCI) caption of our consolidated balance sheets until the underlying third-party transaction occurs. When the related third-party transaction occurs we recognize the gain or loss to earnings within the Cost of products sold caption of our consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses on the derivative instrument designated as a cash flow hedge to earnings at that time.

We also use currency forward contracts that are not part of designated hedging relationships under FASB ASC Topic 815 as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions. These non-designated currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year, and are marked-to-market with changes in fair value recorded to earnings and reflected within the Other, net caption of our consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. Under these agreements we and the counterparty, at specified intervals, exchange the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. We designate these derivative instruments either as fair value or cash flow hedges under FASB ASC Topic 815.
The changes in the fair value of interest rate derivatives designated as fair value hedges and the changes in the fair value of the underlying hedged debt instrument generally offset and are recorded within the Interest expense caption of our consolidated statements of operations. To the extent the hedge relationship is effective, we record the changes in the fair value of interest rate derivatives designated as cash flow hedges within OCI and included within the AOCI caption of our consolidated balance sheets until the underlying hedged item occurs, at which time we recognize the gain or loss within Interest expense. We record the ineffective portion, if any, of our interest rate derivatives designated as cash flow hedges directly to earnings within Interest expense and in the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur we reclassify the amount of gains or losses to earnings at that time.

We are amortizing the realized gains or losses from interest rate derivative instruments previously designated as fair value hedges and the effective portion of gains or losses from interest rate derivative contracts previously designated as cash flow hedges into earnings as a component of Interest expense over the remaining term of the hedged item in accordance with FASB ASC Topic 815.

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	Topic 815 designation	As of
		December 31, 2017	December 31, 2016
Forward currency contracts	Cash flow hedge	$3,252	$2,271
Forward currency contracts	Non-designated	2,671	1,830
Total Notional Outstanding		$5,923	$4,101

The remaining time to maturity as of December 31, 2017 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts.

We had no interest rate derivative instruments outstanding as of December 31, 2017 and December 31, 2016.

The following presents the effect of our derivative instruments designated as cash flow hedges under FASB ASC Topic 815 on our accompanying consolidated statements of operations:

(in millions)	Location in Consolidated Statements of Operations	Effective Amount Recognized in OCI			Effective Amount Reclassified from AOCI into Earnings
		Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Year Ended December 31, 2017
Forward currency contracts	Cost of products sold	$(101)	$37	$(65)	$(64)	$23	$(41)
Interest rate derivative contracts	Interest expense	—	—	—	(1)	—	(1)
		$(101)	$37	$(65)	$(65)	$23	$(42)
Year Ended December 31, 2016
Forward currency contracts	Cost of products sold	$65	$(23)	$40	$(133)	$48	$(84)
Interest rate derivative contracts	Interest expense	—	—	—	(1)	—	(1)
		$65	$(23)	$40	$(134)	$48	$(85)
Year Ended December 31, 2015
Forward currency contracts	Cost of products sold	$98	$(35)	$63	$(213)	$77	$(136)
Interest rate derivative contracts	Interest expense	11	(4)	7	(2)	1	(1)
		$109	$(39)	$70	$(215)	$78	$(137)

The amount of net gains or losses recognized in earnings related to the ineffective portion of hedging relationships was immaterial in all periods presented.

As of December 31, 2017, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as currency hedge contracts under FASB ASC Topic 815 that may be reclassified to earnings within the next twelve months are presented below:

(in millions) Designated Derivative Instrument	Topic 815 Designation	Location in Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Interest rate derivative contracts	Fair value hedge	Interest expense	$12
Interest rate derivative contracts	Cash flow hedge	Interest expense	1
Forward currency contracts	Cash flow hedge	Cost of products sold	(31)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net losses and gains from currency transaction exposures are presented below:

(in millions)	Location in Consolidated Statements of Operations	Year Ended December 31,
		2017	2016	2015
Net gain (loss) on currency hedge contracts	Other, net	$(25)	$(20)	$48
Net gain (loss) on currency transaction exposures	Other, net	10	7	(69)
Net currency exchange gain (loss)		$(15)	$(13)	$(21)

Fair Value Measurements

FASB ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive or pay to transfer these instruments at the reporting date when taking into account current currency exchange rates, interest rates, the creditworthiness of the counterparty for unrealized gain positions and our own creditworthiness for unrealized loss positions. In certain instances, we may utilize financial models to measure fair value of our derivative instruments. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means.

The following are the balances of our derivative assets and liabilities:

(in millions)	Location in Consolidated Balance Sheets (1)	As of
		December 31,	December 31,
		2017	2016
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$7	$98
Forward currency contracts	Other long-term assets	57	65
		64	163
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	18	36
Total Derivative Assets		$82	$199

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$37	$3
Forward currency contracts	Other long-term liabilities	33	4
		69	7
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	21	19
Total Derivative Liabilities		$90	$26

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.

Recurring Fair Value Measurements
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. FASB ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The category of a financial asset or a financial liability within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	December 31, 2017				December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$21	$—	$—	$21	$42	$—	$—	$42
Available-for-sale securities	15	—	—	15	20	—	—	20
Forward currency contracts	—	82	—	82	—	199	—	199
	$36	$82	$—	$118	$62	$199	$—	$261
Liabilities
Forward currency contracts	$—	$90	$—	$90	$—	$26	$—	$26
Accrued contingent consideration	—	—	169	169	—	—	204	204
	$—	$90	$169	$259	$—	$26	$204	$230

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $21 million invested in money market and government funds as of December 31, 2017, we had $167 million in interest bearing and non-interest bearing bank accounts. In addition to $42 million invested in money market and government funds as of December 31, 2016, we had $19 million in short-term deposits and $135 million in interest bearing and non-interest bearing bank accounts.

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

Refer to Note C - Goodwill and Other Intangible Assets for a discussion of the fair values and annual impairment tests of goodwill and our indefinite lived intangible assets.

The fair value of our outstanding debt obligations was $5.945 billion as of December 31, 2017 and $5.739 billion as of December 31, 2016. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, amortized cost for commercial paper and face value for term loans and credit facility borrowings outstanding. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $5.616 billion as of December 31, 2017 and $5.484 billion as of December 31, 2016. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

			As of December 31,		Semi-annual Coupon Rate
in millions, except interest rates	Issuance Date	Maturity Date	2017	2016
January 2017 Notes	November 2004	January 2017	$—	$250	5.125%
August 2018 Term Loan	August 2013	August 2018	—	150
October 2018 Notes	August 2013	October 2018	*	600	2.650%
January 2020 Notes	December 2009	January 2020	850	850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
August 2020 Term Loan	August 2015	August 2020	—	600
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount		2018 - 2040	(6)	(8)
Unamortized Deferred Financing Costs		2018 - 2040	(18)	(24)
Unamortized Gain on Fair Value Hedges		2020-2025	38	51
Capital Lease Obligation		Various	1	1
Long-term debt			$3,815	$5,420
*As of December 31, 2017, the $600 million under the October 2018 Notes is outstanding and classified as short-term debt.

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

On August 4, 2017, we entered into a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks and terminated our previous $2.000 billion revolving credit facility (the 2015 Facility), which was scheduled to mature in April 2020. The 2017 Facility will mature on August 4, 2022. Eurodollar and multicurrency loans under the 2017 Facility bear interest at LIBOR plus an interest margin of between 0.90 percent and 1.50 percent, based on our corporate credit ratings (1.10 percent as of December 31, 2017). Under the credit agreement for the 2017 Facility (the 2017 Credit Agreement), we are required to pay a facility fee (0.15 percent as of December 31, 2017) based on our credit ratings and the total amount of revolving credit commitment, regardless of usage of the 2017 Facility. This facility provides backing for the commercial paper program described below. There were no amounts borrowed under our current or prior revolving credit facilities as of December 31, 2017 or December 31, 2016.

The 2017 Credit Agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement as of December 31, 2017	Actual as of December 31, 2017
Maximum leverage ratio (1)	3.5 times	2.2 times
(1) Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Credit Agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2017, we had $444 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Credit Agreement, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Credit Agreement, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of December 31, 2017, we had approximately $1.839 billion of the legal exclusion remaining.

Any inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facility or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us.  In this case, all credit facility commitments would terminate and any amounts borrowed under the facility would become immediately due and payable.  Furthermore, any termination of our credit facility may negatively impact the credit ratings assigned to our commercial paper program which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

In June 2017, we launched a commercial paper program that allowed the Company to have a maximum of $2.000 billion in commercial paper outstanding. In August 2017, we increased our commercial paper program’s maximum to $2.250 billion, in line with the increased size of the 2017 Facility. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of December 31, 2017 there was $1.197 billion of commercial paper outstanding. The commercial paper program is backed by the 2017 Facility. Commercial paper issued as of December 31, 2017 had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Term Loans

As of December 31, 2016, we had $750 million outstanding under our unsecured term loan facilities. These facilities included an unsecured term loan for $150 million maturing August 2018 (2018 Term Loan) and an unsecured term loan facility for $600 million maturing August 2020 (2020 Term Loan). Both of these term loan facilities were fully repaid in 2017.

Senior Notes

We had senior notes outstanding of $4.400 billion as of December 31, 2017 and $4.650 billion as of December 31, 2016. On January 12, 2017, we used our existing credit facilities to repay the $250 million plus interest of our senior notes due in January 2017.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, to the extent if borrowed by our subsidiaries and to liabilities of our subsidiaries (see Other Arrangements below).

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

Other Arrangements

As of December 31, 2016, we maintained a $300 million credit and security facility secured by our U.S. trade receivables maturing on June 9, 2017. In February 2017, we amended the terms of this credit and security facility, including increasing the facility size to $400 million and extending the facility maturity date to February 2019. We had no amounts outstanding under this facility as of December 31, 2017 and $60 million outstanding under our credit and security facility as of December 31, 2016. The credit and security facilities requires that we maintain a maximum leverage covenant consistent with our revolving credit facility.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately $456 million as of December 31, 2017. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $171 million of receivables as of December 31, 2017 at an average interest rate of 1.8 percent and $152 million as of December 31, 2016 at an average interest rate of 1.8 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for borrowings, promissory notes discounting and receivables factoring of up to 22.000 billion Japanese yen (approximately $195 million as of December 31, 2017). We de-recognized $157 million of notes receivable as of December 31, 2017 at an average interest rate of 1.3 percent and $149 million of notes receivable as of December 31, 2016 at an average interest rate of 1.6 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying consolidated balance sheets.

We had outstanding letters of credit of $49 million as of December 31, 2017 and $44 million as of December 31, 2016, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2017 and 2016, none of the beneficiaries had drawn upon the letters of credit or guarantees, accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2017 or 2016.

As of and through December 31, 2017, we were in compliance with all the required covenants related to our debt obligations.

NOTE F – LEASES AND OTHER PURCHASE OBLIGATIONS
Rent expense amounted to $88 million in 2017, $80 million in 2016 and $76 million in 2015.
Future minimum rental commitments as of December 31, 2017 under all noncancellable lease agreements, including capital leases, were as follows:

(in millions)	As of December 31, 2017
2018	$72
2019	52
2020	40
2021	33
2022	28
Thereafter	93

$317

Future minimum purchase obligations as of December 31, 2017, were as follows:

(in millions)	As of December 31, 2017
2018	$262
2019	26
2020	15
2021	13
2022	5
Thereafter	6
$327

NOTE G – RESTRUCTURING-RELATED ACTIVITIES
We monitor the dynamics of the economy, the healthcare industry and the markets in which we compete and assess opportunities for improved operational effectiveness and efficiency and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital, our people that we believe are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below.

2016 Restructuring Plan

On June 6, 2016, our Board of Directors approved and we committed to, a restructuring initiative (the 2016 Restructuring Plan). The 2016 Restructuring Plan is intended to develop global commercialization, technology and manufacturing capabilities in key growth markets, build on our Plant Network Optimization (PNO) strategy which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and expand operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate assets and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions and continuing implementation of our PNO strategy. These activities were initiated in the second quarter of 2016 and are expected to be substantially completed by the end of 2018. We revised the original estimate for the costs and savings associated with the program in the first quarter of 2018, as approved by the Board of Directors.

The following table provides a summary of our estimates of total pre-tax charges associated with the 2016 Restructuring Plan by major type of cost:

Type of cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits	$95 million to $105 million
Other (1)	$15 million to $25 million
Restructuring-related expenses:
Other (2)	$165 million to $195 million
$275 million to $325 million

(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2016 Restructuring Plan, including program management, accelerated depreciation and costs to transfer product lines among facilities.

Approximately $250 million to $300 million of these charges are estimated to result in cash outlays.

2014 Restructuring Plan

On October 22, 2013, our Board of Directors approved and we committed to, a restructuring initiative (the 2014 Restructuring Plan). The 2014 Restructuring Plan built on the progress we made to address financial pressures in a changing global marketplace, further strengthened our operational effectiveness and efficiency and supported new growth investments. Key activities under the plan included continued implementation of our PNO strategy, continued focus on driving operational effectiveness and efficiencies and business and commercial model changes. The PNO strategy simplified our manufacturing plant structure by transferring certain production lines among facilities. Other activities involved rationalizing organizational reporting structures to streamline various functions, eliminate bureaucracy, increase productivity and better align resources to business strategies and marketplace dynamics. These activities were initiated in the fourth quarter of 2013 and were substantially completed by the end of 2015, except for certain actions associated with our PNO strategy, which were completed by the end of 2016.

The following table provides a summary of our total pre-tax charges associated with the 2014 Restructuring Plan by major type of cost:

Type of cost	Total Amount Incurred
Restructuring charges:
Termination benefits	$91 million
Other (1)	$34 million
Restructuring-related expenses:
Other (2)	$136 million
$261 million
(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to the 2014 Restructuring Plan, including program management, accelerated depreciation and costs to transfer product lines among facilities.

The following presents the restructuring charges (credits) recorded pursuant to our restructuring plans by major type and line item within our accompanying consolidated statements of operations, as well as by program:

Year Ended December 31, 2017
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$25	$—	$—	$12	$37
Restructuring-related expenses:
Cost of products sold	—	—	45	—	45
Selling, general and administrative expenses	—	7	—	6	13
	—	7	45	6	58
	$25	$7	$45	$18	$95

All charges incurred in 2017 were related to the 2016 Restructuring Plan.

Year Ended December 31, 2016
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
Restructuring charges	$19	$—	$—	$2	$7	$28
Restructuring-related expenses:
Cost of products sold	—	—	34	—	—	34
Selling, general and administrative expenses	—	5	—	—	11	16
	—	5	34	—	11	50
	$19	$5	$34	$2	$18	$78

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Fixed Asset Write-offs	Other	Total
2016 Restructuring Plan	$24	$1	$15	$—	$7	$47
2014 Restructuring Plan	(5)	4	19	2	11	31
	$19	$5	$34	$2	$18	$78

Year Ended December 31, 2015
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$23	$—	$—	$3	$26
Restructuring-related expenses:
Cost of products sold	—	—	31	—	31
Selling, general and administrative expenses	—	3	—	23	26
	—	3	31	23	57
	$23	$3	$31	$26	$83

(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
2014 Restructuring plan	$27	$3	$31	$26	$87
Substantially complete restructuring plan	(4)	—	—	—	(4)
	$23	$3	$31	$26	$83

The following table presents cumulative restructuring and restructuring-related charges incurred as of December 31, 2017, related to our 2016 Restructuring Plan and our 2014 Restructuring Plan:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Termination benefits	$49	$91	$140
Fixed asset write-offs	—	2	2
Other (1)	16	32	48
Total restructuring charges	65	125	190
Accelerated depreciation	9	12	21
Transfer costs	60	75	135
Other (2)	8	49	57
Restructuring-related charges	77	136	213
	$142	$261	$403
(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to our Restructuring Plans, including program management, accelerated depreciation and costs to transfer product lines among facilities.

Cash payments associated with our 2016 Restructuring Plan and 2014 Restructuring Plan were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Year Ended December 31, 2017
Termination benefits	$19	$—	$19
Transfer costs	45	—	45
Other	6	—	6
	$70	$—	$70

Program to Date
Termination benefits	$27	$93	$120
Transfer costs	60	74	134
Other	10	77	87
	$97	$244	$341

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2016 Restructuring Plan and our 2014 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets:

(in millions)	2016 Restructuring Plan	2014 Restructuring Plan	Total
Accrued as of December 31, 2015	$—	$29	$29
Charges	24	(5)	19
Cash payments	(8)	(24)	(32)
Accrued as of December 31, 2016	$16	$—	$16
Charges	25	—	25
Cash payments	(19)	—	(19)
Accrued as of December 31, 2017	$22	$—	$22

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
(in millions)	December 31, 2017	December 31, 2016
Accounts receivable	$1,645	$1,591
Less: allowance for doubtful accounts	(68)	(73)
Less: allowance for sales returns	(30)	(46)
	$1,548	$1,472

The following is a rollforward of our allowance for doubtful accounts:

	Year Ended December 31,
(in millions)	2017	2016	2015
Beginning balance	$73	$75	$76
Net charges to expenses	14	9	15
Utilization of allowances	(18)	(11)	(16)
Ending balance	$68	$73	$75

Inventories

	As of
(in millions)	December 31, 2017	December 31, 2016
Finished goods	$685	$625
Work-in-process	110	94
Raw materials	284	236
	$1,078	$955

Property, plant and equipment, net

	As of
(in millions)	December 31, 2017	December 31, 2016
Land	$102	$91
Buildings and improvements	1,120	981
Equipment, furniture and fixtures	3,183	2,955
Capital in progress	219	338
	4,625	4,365
Less: accumulated depreciation	2,928	2,735
	$1,697	$1,630

Accrued expenses

	As of
(in millions)	December 31, 2017	December 31, 2016
Legal reserves	$1,176	$1,062
Payroll and related liabilities	591	572
Accrued contingent consideration	36	63
Other accrued expenses	653	615
	$2,456	$2,312

Other long-term liabilities

	As of
(in millions)	December 31, 2017	December 31, 2016
Accrued income taxes	$1,275	$781
Legal reserves	436	961
Accrued contingent consideration	133	141
Other	525	455
	$2,370	$2,338

NOTE I – INCOME TAXES
Our income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Domestic	$(408)	$(1,019)	$(1,623)
Foreign	1,341	1,196	973
	$933	$177	$(650)

The related benefit for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2017	2016	2015
Current
Federal	$320	$31	$59
State	9	6	3
Foreign	255	136	132
	584	173	194

Deferred
Federal	272	(337)	(545)
State	1	(14)	(41)
Foreign	(28)	8	(19)
	244	(343)	(605)
	$828	$(170)	$(411)

The reconciliation of income taxes at the federal statutory rate to the actual benefit for income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	(0.9)%	(1.7)%	(4.8)%
Effect of foreign taxes	(29.2)%	(99.1)%	(34.4)%
Acquisition-related	(2.1)%	9.4%	6.0%
Research credit	(2.5)%	(15.0)%	(4.4)%
Valuation allowance	(4.1)%	(42.2)%	2.3%
Compensation-related	(2.5)%	6.4%	1.6%
Non-deductible expenses	2.7%	9.3%	2.4%
Uncertain domestic tax positions	1.1%	5.5%	2.7%
TCJA net impact	91.4%	—%	—%
Other, net	(0.2)%	(3.5)%	0.4%
	88.8%	(95.9)%	(63.2)%

We had net deferred tax liabilities of $103 million as of December 31, 2017 and net deferred tax assets of $62 million as of December 31, 2016. Gross deferred tax liabilities of $1.066 billion as of December 31, 2017 and $1.760 billion as of December 31, 2016 relate primarily to goodwill and intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $963 million as of December 31, 2017 and $1.822 billion as of December 31, 2016 relate primarily to the establishment of inventory and product-related reserves, litigation, product liability and other reserves and accruals, compensation related accruals, net operating loss carryforwards and tax credit carryforwards and the federal benefit of uncertain tax positions.

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2017	2016
Deferred Tax Assets:
Inventory costs and related reserves	$29	$37
Tax benefit of net operating loss and credits	478	798
Reserves and accruals	179	228
Restructuring-related charges	12	14
Litigation and product liability reserves	383	752
Investment write-down	32	17
Compensation related	104	142
Federal benefit of uncertain tax positions	163	238
Other	48	42
	1,428	2,268
Less: valuation allowance	(465)	(446)
	963	1,822
Deferred Tax Liabilities:
Property, plant and equipment	33	42
Unrealized gains and losses on derivative financial instruments	5	67
Intangible assets	1,028	1,651
	1,066	1,760
Net Deferred Tax Assets / (Liabilities)	(103)	62
Prepaid on intercompany profit	66	75
Net Deferred Tax Assets / (Liabilities) and Prepaid on Intercompany Profit	$(37)	$137

Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit, are included in the following locations within our accompanying consolidated balance sheets:

(in millions)	Location in Consolidated Balance Sheets	As of December 31,
Component		2017	2016
Prepaid on intercompany profit	Prepaid income taxes	$66	$75
Non-current deferred tax asset	Other long-term assets	88	80
Deferred Tax Assets and Prepaid on Intercompany Profit		154	155

Non-current deferred tax liability	Deferred income taxes	191	18
Deferred Tax Liabilities		191	18

Net Deferred Tax Assets / (Liabilities) and Prepaid on Intercompany Profit		$(37)	$137

As of December 31, 2017, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $338 million. As of December 31, 2016, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $724 million. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $149 million as of December 31, 2017, as compared to $172 million as of December 31, 2016. These tax attributes will expire periodically beginning in 2018.

In 2017, we recorded a discrete tax benefit related to share-based payment awards due to application of ASC Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, the majority of this benefit was recorded in the first quarter of 2017. Refer to Note P - New Accounting Pronouncements to our consolidated financial statements contained in this Item 8. Financial Statements and Supplementary Data for additional information.

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we established a valuation allowance of $465 million as of December 31, 2017 and $446 million as of December 31, 2016, representing an increase of $19 million. The increase in the valuation allowance as of December 31, 2017, as compared to December 31, 2016, is primarily attributable to the establishment of a valuation allowance against certain deferred tax assets and as a result of re-measuring certain state valuation allowances due to the TCJA. The increase was offset by a release of a valuation allowance related to tax net operating losses and credits due to expiration. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a benefit of $63 million in 2017, a charge of $9 million in 2016 and a charge of $25 million in 2015.

We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100% exemption from income tax in the first eight years of operations and 50% exemption in the following four years. This tax incentive resulted in income tax savings of $127 million for 2017, $123 million for 2016 and $7 million for 2015. The tax incentive for 100% exemption from income tax is expected to expire in 2023. The impact on per share earnings was $0.09 for both 2017 and 2016 and was immaterial for 2015. Additionally, we benefit from tax incentives in Puerto Rico. The income tax savings from Puerto Rico were immaterial for 2017, 2016 and 2015.

As of December 31, 2017, we had $1.238 billion of gross unrecognized tax benefits, of which a net $1.150 billion, if recognized, would affect our effective tax rate. As of December 31, 2016, we had $1.095 billion of gross unrecognized tax benefits, of which a net $1.006 billion, if recognized, would affect our effective tax rate. As of December 31, 2015, we had $1.056 billion of gross unrecognized tax benefits, of which a net $900 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
Beginning Balance	$1,095	$1,056	$1,047
Additions based on positions related to the current year	134	47	32
Additions based on positions related to prior years	16	14	38
Reductions for tax positions of prior years	(3)	(17)	(36)
Settlements with taxing authorities	(2)	(3)	(18)
Statute of limitation expirations	(2)	(2)	(7)
Ending Balance	$1,238	$1,095	$1,056
We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000, all foreign income tax matters through 2002 and substantially all material state and local income tax matters through 2005.

We have received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for its 2001 through 2006 tax years and Boston Scientific Corporation for its 2006 and 2007 tax years. The total incremental tax liability asserted by the IRS for the applicable periods is $1.162 billion plus interest. The primary issue in dispute for all years is the transfer pricing associated with the technology license agreements between domestic and foreign subsidiaries of Guidant. In addition, the IRS has proposed adjustments in connection with the financial terms of our Transaction Agreement with Abbott Laboratories pertaining to the sale of Guidant's vascular intervention business to Abbott Laboratories in April 2006. During 2014, we received a Revenue Agent Report from the IRS reflecting significant proposed audit adjustments to our 2008, 2009 and 2010 tax years based upon the same transfer pricing methodologies that the IRS applied to our 2001 through 2007 tax years.

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment. We have filed petitions with the U.S. Tax Court contesting the Notices of Deficiency for the 2001 through 2007 tax years in challenge and submitted a letter to the IRS Office of Appeals protesting the Revenue Agent Report for the 2008 through 2010 tax years and requesting an administrative appeal hearing. The issues in dispute were scheduled to be heard in U.S. Tax Court in July 2016. On July 19, 2016, we entered into a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as the issues related to our transaction with Abbott Laboratories, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years as well as review by the United States Congress Joint Committee on Taxation. In October 2016, we reached an agreement in principle with IRS Office of Appeals as to the resolution of transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest through the date of payment with respect to the settled issues. If finalized, payments related to the resolution are expected in the next six months. We believe that our income tax reserves associated with these matters are adequate as of December 31, 2017 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues is contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $655 million accrued for gross interest and penalties as of December 31, 2017 and $572 million as of December 31, 2016. The increase in gross interest and penalties of $83 million was recognized in our consolidated statements of operations. We recognized net tax expense related to interest and penalties of $154 million in 2017, $46 million in 2016 and $37 million in 2015. The increase in our net tax expense related to interest and penalties as of December 31, 2017, as compared to December 31, 2016, is primarily attributable to re-measuring the future tax benefit of our accrued interest as a result of the TCJA.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional- related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $757 million.

There are a number of key provisions under the TCJA, which was enacted on December 22, 2017, that impact us and we continue to monitor and analyze the ramification of the new law as the implementation is executed. The final impact of the TCJA may differ from the estimates reported due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the U.S. Department of the Treasury and actions that we may take as a result. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described below, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment. The key changes from the TCJA that are reasonably estimated and reported as of December 31, 2017 are the impact due to the reduced U.S. Federal corporate tax rate from 35.0 percent to 21.0 percent and a one-time transition tax on certain foreign earnings on which U.S. income tax is deferred. For the items for which we were able to determine a reasonable estimate, we recognized net income tax expense of $861 million. In all cases, we will continue to refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the TCJA.

We are required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35.0 percent down to 21.0 percent based on the recorded balances. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. However, we are still analyzing certain aspects of the TCJA and refining our calculations based on the available information, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balances was a benefit of approximately $99 million.

We are required to calculate a one-time transition tax based on our total post-1986 foreign earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax of approximately $1.044 billion. We anticipate offsetting this liability against existing tax attributes reducing the required payment to approximately $463 million which will be remitted over an eight year period. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. Additionally, no income taxes have been provided for any remaining undistributed foreign earnings that are not subject to the transition tax, or any additional outside basis difference inherent in these entities, as we expect these amounts will remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable.

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

Our accrual for legal matters that are probable and estimable was $1.612 billion as of December 31, 2017 and $2.023 billion as of December 31, 2016 and includes certain estimated costs of settlement, damages and defense. As of December 31, 2017, a portion of our legal accrual is funded and included in our restricted cash balance as disclosed in Note A - Significant Accounting Policies. We recorded litigation-related net charges in the amount of $285 million in 2017, $804 million in 2016 and $1.105 billion in 2015. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

Patent Litigation

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On July 8, 2015, a jury found that our Express™ Stent family did not literally infringe a Jang patent, but that the stents infringed under the doctrine of equivalents. The court reserved judgment until the conclusion of further proceedings related to the doctrine of equivalents finding. On September 29, 2015, the court ruled that our Express™ Stent family did not infringe under the doctrine of equivalents and, on October 30, 2015, the court entered judgment in our favor. On November 25, 2015, Dr. Jang filed a motion for judgment as a matter of law on literal infringement and/or for a new trial. On February 3, 2016, the court denied Dr. Jang’s motion for a new trial and judgment as a matter of law. Dr. Jang filed a notice of appeal. On September 29, 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment that our Express Stent did not infringe the Jang patents and we did not owe Dr. Jang any payments. On October 30, 2017, Jang filed a petition for rehearing and on December 21, 2017 the rehearing was denied.

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

On November 9, 2015, Edwards Lifesciences, LLC filed an invalidity claim against one of our subsidiaries, Sadra Medical, Inc. (Sadra), in the High Court of Justice, Chancery Division Patents Court in the United Kingdom, alleging that a European patent owned by Sadra relating to a repositionable heart valve is invalid. On January 15, 2016, we filed our defense and counterclaim for a declaration that our European patent is valid and infringed by Edwards. On February 25, 2016, we amended our counterclaim to allege infringement of a second patent related to adaptive sealing technology. A trial was held from January 18 to January 27, 2017. On March 3, 2017, the court found one of our patents valid and infringed and some claims of the second patent invalid and the remaining claims not infringed. Both parties have filed an appeal.

On November 23, 2015, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser '672) owned by Edwards is infringed by our Lotus™ Valve System. The trial began on February 7, 2017. On March 9, 2017, the court found that we did not infringe the Spenser '672 patent. Edwards has filed an appeal.

On November 23, 2015, Edwards Lifesciences Corporation filed a patent infringement action against us and Boston Scientific Medizintechnik GmbH in the District Court of Düsseldorf, Germany alleging an European patent (Bourang) owned by Edwards is infringed by our Lotus™ Valve System. The trial began on February 7, 2017. On March 28, 2017, the European Patent Office revoked the Bourang patent and on April 3, 2017, the court suspended the infringement action pending Edwards' appeal of the revocation of the patent at the European Patent Office.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the U.S. District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN™ 3 Valve infringes a patent related to adaptive sealing technology. On June 9, 2016, Edwards filed a counterclaim alleging that our Lotus Valve System infringes three patents owned by Edwards. On October 12, 2016, Edwards filed a petition for inter partes review of our patent with the U.S. Patent and Trademark Office (USPTO), Patent Trial and Appeal Board. On March 29, 2017, the USPTO granted the inter partes review request. On April 18, 2017, Edwards filed a second petition for inter partes review of our patent with the USPTO. The trial has been set to begin on July 30, 2018.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the U.S. District Court for the Central District of California for patent infringement. We allege that Edwards’ aortic valve delivery systems infringe eight of our catheter related patents. On October 13, 2016, Edwards filed a petition for inter partes review of one asserted patent with the USPTO, Patent Trial and Appeal Board. On April 21, 2017, the USPTO denied the petition. On April 19 and 20, 2017, Edwards filed multiple inter partes review petitions against the patents in suit. On September 8, 2017, the court granted a stay of the action pending an inter partes review of the patents in suit.

On April 26, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser '550) owned by Edwards is infringed by our Lotus Transcatheter Heart Valve System. The trial began on February 7, 2017. On March 9, 2017, the court found that we infringed the Spenser '550 patent. We have filed an appeal.

On October 27, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific, LTD, in the Federal Court of Canada alleging that three Canadian patents (Spenser) owned by Edwards are infringed by our Lotus Transcatheter Heart Valve System.

On October 28, 2016, the Regents of the University of California filed a patent infringement action against us in the U.S. District Court for the Northern District of California alleging that two U.S. patents (Lesh) owned by the Regents of the University of California are infringed by certain of our catheters and other devices used to treat atrial fibrillation.

On November 29, 2016 Nevro Corp. (Nevro) filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Neuromodulation Corporation, in the U.S. District Court for the Northern District of California alleging that six U.S. patents (Alataris) owned by Nevro are infringed by our spinal cord stimulation systems. On June 29, 2017, Nevro amended the complaint to add an additional patent (Fang). We deny the plaintiff's allegations and intend to defend ourselves vigorously.

On December 9, 2016, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement action against Nevro Corp. in U.S. District Court for the District of Delaware alleging that ten U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ Spinal Cord Stimulation System.

On December 22, 2016, Edwards Lifesciences PVT, Inc. and Edwards Lifesciences SA (AG) filed a plenary summons against Boston Scientific Limited and Boston Scientific Group Public Company in the High Court of Ireland alleging that a European patent (Spenser) owned by Edwards is infringed by our Lotus Valve System.

On March 10, 2017, Imran Niazi filed a patent infringement action against us in the U.S. District Court for the Western District of Wisconsin alleging that a U.S. patent owned by him is infringed by our Acuity™ Lead Delivery System. On June 30, 2017, we filed a Motion to Dismiss for improper venue and on November 7, 2017 the Wisconsin Court granted the motion to dismiss.  On November 13, 2017 Niazi refiled the same action in the U.S. District of Minnesota.

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc. (TissueGen), served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System.

Product Liability Litigation

No individual lawsuits remain pending in state court jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. Further, we are aware of approximately eight Guidant product liability lawsuits pending in international jurisdictions associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Four of these suits are pending in Canada involving certain models of Guidant pacemakers, three of which are stayed pending the outcome of one lead class action. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims. In each case, these matters generally seek monetary damages from us. This class action has been inactive since 2011. On March 24, 2014, the Ontario Superior Court approved a $3 million settlement of a class action involving certain models of Guidant defibrillators. We believe Guidant has satisfied its obligations pursuant to the settlement agreement.

As of January 31, 2018, approximately 49,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the U.S. and include eight putative class actions. There were also fewer than 25 cases in Canada, inclusive of one certified and three putative class actions and fewer than 20 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of January 31, 2018, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 44,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 44,000 cases and claims, approximately 20,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

On or about January 12, 2016, Teresa L. Stevens filed a claim against us and three other defendants asserting for herself and on behalf of a putative class of similarly situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the U.S. District Court for the Southern District of West Virginia, before the same Court that is hearing the mesh MDL. The complaint, which alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, fraud, misrepresentation, deceptive trade practices and unjust enrichment, seeks both equitable relief and damages under state and federal law. On January 26, 2016, the Court issued an order staying the case and directing the plaintiff to submit information to allow the FDA to issue a determination with respect to her allegations. In addition, we are in contact with the U.S. Attorney’s Office for the Southern District of West Virginia and are responding voluntarily to their requests in connection with that office’s review of the allegations concerning the use of mesh resin in the complaint. We deny the plaintiff’s allegations and intend to defend ourselves vigorously.

On February 27, 2017, Carolyn Turner filed a complaint against us and five other defendants asserting for herself and on behalf of a putative class of similarly situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the U.S. District Court for the Middle District of Florida, Orlando Division and alleges violations of the RICO, negligence, strict liability, breach of an express or implied warranty, intentional and negligent misrepresentation, fraud and unjust enrichment. Ms. Turner served this complaint against us on April 7, 2017. As of April 27, 2017, this case has been stayed, pending resolution of the transfer petition to the mesh multidistrict litigation. We deny the plaintiff’s allegations and intend to defend ourselves vigorously.

We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as with respect to the actions that have resulted in verdicts against us and the costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. While we continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims and intend to vigorously contest the cases and claims asserted against us, that do not settle, the final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Initial trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

Governmental Investigations and Qui Tam Matters

On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corp. in the U.S. District Court for the District of New Jersey on March 2, 2011. On August 8, 2012, we learned that the federal government had previously declined to intervene in this matter. The relators’ complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corp. violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events and promotion of off-label uses. On September 10, 2012, the relators filed an amended complaint revising and restating certain of the claims in the original complaint. Our motion to dismiss, filed subsequently, was denied on May 31, 2013 and on June 28, 2013, we answered the amended complaint and brought certain counterclaims arising from relators’ unauthorized removal of documents from the business during their employments, which the relators moved to dismiss on July 22, 2013. The Court denied relators’ motion to dismiss the counterclaims on September 4, 2014. Following the completion of fact and expert discovery, we filed a motion for summary judgment against all claims on January 27, 2017, relators filed their own motion for summary judgment against our counterclaims that same date and the parties await the Court’s rulings on the motions. On December 15, 2017, the Court denied both motions for summary judgment, but has not yet assigned a trial date.
On May 5, 2014, we were served with a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the launch of the Cognis™ and Teligen™ line of devices in 2008, the performance of those devices from 2007 to 2009 and the operation of the Physician Guided Learning Program. We are cooperating with this request. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the U.S. District Court for the District of Minnesota. At the same time, we learned that the U.S. government and the State of California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016. On October 7, 2016, the plaintiff/relator served an amended complaint that dropped the allegations relating to the Physician Guided Learning Program. We filed a motion to dismiss the amended complaint on December 7, 2016 and the court heard our motion to dismiss on April 5, 2017. On August 29, 2017, the Court granted the motion to dismiss, without prejudice and on September 19, 2017, the relator filed a Second Amended Complaint. We filed a motion to dismiss the Second Amended Complaint on October 10, 2017 and the Court denied that motion on December 13, 2017.

On February 23, 2015, a judge for the Court of Modena (Italy) ordered a trial for Boston Scientific SpA and three of its employees, as well as numerous other defendants charged in criminal proceedings.  The charges arise from allegations that the defendants made improper donations to certain health care providers and other employees of the Hospital of Modena in order to induce them to conduct unauthorized clinical trials, as well as related government fraud in relation to the financing of such clinical trials. A trial began on February 24, 2016 and is ongoing. On November 10, 2017, the Court issued a ruling that convicted one Boston Scientific employee but acquitted two others, and levied a fine of €245 thousand against us and imposed joint and several civil damages of €620 thousand on all defendants. We continue to deny these allegations, will appeal the decisions when they become finalized in early February 2018 and intend to continue to defend ourselves vigorously.

On December 1, 2015, the Brazilian governmental entity known as CADE (the Administrative Council of Economic Defense), served a search warrant on the offices of our Brazilian subsidiary, as well as on the Brazilian offices of several other major medical device makers who do business in Brazil, in furtherance of an investigation into alleged anti-competitive activity with respect to certain tender offers for government contracts. On June 20, 2017, CADE, through the publication of a “technical note,” announced that it was launching a formal administrative proceeding against Boston Scientific’s Brazilian subsidiary, Boston Scientific do Brasil Ltda., as well as against the Brazilian operations of Medtronic, Biotronik and St. Jude Medical, two Brazilian associations, ABIMED and AMBIMO and 29 individuals for alleged anti-competitive behavior. We deny the allegations and intend to defend ourselves vigorously.

On December 14, 2016, we learned that the Associacao Brasileira de Medicina de Grupo d/b/a ABRAMGE filed a complaint against us, Arthrex, and Zimmer Biomet Holdings, in the U.S. District Court for the District of Delaware. This complaint, which

ABRAMGE never served against us, alleges that the defendants or their agents paid kickbacks to health care providers in order to increase sales and prices and are liable under a variety of common law theories. On February 6, 2017, ABRAMGE filed and served an amended complaint on us and the other defendants. The amended complaint does not contain any material changes in the allegations against us. Subsequently, on March 2, 2017, ABRAMGE filed a motion to consolidate this lawsuit with two other similar suits that it had brought against Stryker and Abbott Laboratories, in a multidistrict litigation proceeding. On April 13, 2017, we filed a motion to dismiss the amended complaint, as well as a separate opposition to the multidistrict litigation motion and on May 31, 2017, the Joint Panel on Multi-District Litigation denied ABRAMGE’s motion for the multidistrict litigation. On September 1, 2017, ABRAMGE filed a motion for leave to file a Second Amended Complaint, while our motion to dismiss the Amended Complaint remained pending. On September 15, 2017, we filed an opposition to the motion seeking leave to amend. Both our motion to dismiss and the motion seeking leave to amend remain pending.

Other Proceedings

On November 2, 2015, Acacia Research Corporation (ARC) filed an arbitration demand with the American Arbitration Association alleging that we breached an agreement relating to the sale of patents from us to ARC. The hearing began on February 20, 2017. On May 12, 2017 the arbitrators reached a confidential decision.

Refer to Note I - Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2016

On September 27, 2010, Boston Scientific Scimed, Inc., Boston Scientific Ltd., Endovascular Technologies, Inc. and we filed suit against Taewoong Medical, Co., Ltd., Standard Sci-Tech, Inc., EndoChoice, Inc. and Sewoon Medical Co., Ltd for infringement of three patents on stents for use in the gastrointestinal system (the Pulnev and Hankh patents) and against Cook Medical Inc. (and related entities) for infringement of the same three patents and an additional patent (the Thompson patent). The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary damages and injunctive relief. In December 2010, we amended our complaint to add infringement of six additional Pulnev patents. In January 2011, the defendants filed a counterclaim of invalidity and unenforceability. In September 2011, we amended the complaint to add Chek-Med Systems d/b/a GI Supply as a defendant. On December 22, 2016 the following defendants were dismissed: Taewoong Medical Co., Ltd., GI Supply, Inc., Standard Sci-Tech, Inc., EndoChoice, Inc. and Sewoon Medical Co. The remaining parties reached a settlement and on March 21, 2017, the case was dismissed.

In June 2016, Guidant asserted three arbitrations claims related to three insurance policies for indemnity arising out of previously incurred and satisfied liabilities tied to allegedly defective cardiac rhythm management devices, which Guidant had manufactured. Guidant claimed indemnities against such liabilities under insurance policies which it purchased for the 2004 policy year. All of these claims were resolved in 2017.

NOTE K – STOCKHOLDERS' EQUITY
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2017 and 2016, we had no shares of preferred stock issued or outstanding.
Common Stock
We are authorized to issue 2.0 billion shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs.
On January 25, 2013, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.0 billion of our common stock. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions. We did not repurchase any shares of our common stock during 2017, 2016 or 2015. As of December 31, 2017, we had remaining $535 million authorized under our 2013 share repurchase program. There were approximately 248 million shares in treasury as of December 31, 2017 and December 31, 2016.

NOTE L – STOCK OWNERSHIP PLANS
Employee and Director Stock Incentive Plans
In 2011, our Board of Directors and stockholders approved our 2011 Long-Term Incentive Plan (the 2011 LTIP), authorizing up to 146 million shares of our common stock. The 2011 LTIP covers officers, directors, employees and consultants and provides for the grant of restricted or unrestricted common stock, deferred stock units (DSU), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based DSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 141 million as of December 31, 2017. The Executive Compensation and Human Resources Committee (the Committee) of the Board of Directors, consisting of independent, non-employee directors may authorize the issuance of common stock and cash awards under the 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.
Nonqualified options issued to employees are generally granted with an exercise price equal to the market price of our stock on the grant date, vest over a four-year service period and have a ten-year contractual life. In the case of qualified options, if the recipient owns more than ten percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards, including restricted stock awards and DSUs, issued to employees are generally granted with an exercise price of zero and typically vest in five equal annual installments. These awards represent our commitment to issue shares to recipients after the vesting period. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient.
The following presents the impact of stock-based compensation on our consolidated statements of operations:

	Year Ended December 31,
(in millions, except per share data)	2017	2016	2015
Cost of products sold	$7	$6	$7
Selling, general and administrative expenses	98	90	81
Research and development expenses	23	20	19
	127	116	107
Income tax (benefit) expense	(32)	(29)	(28)
	$96	$87	$79

Net impact per common share - basic	$0.07	$0.06	$0.06
Net impact per common share - assuming dilution	$0.07	$0.06	$0.06
Stock Options
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Options granted (in thousands)	4,439	4,186	4,441
Weighted-average exercise price	$24.70	$17.46	$16.49
Weighted-average grant-date fair value	$7.16	$5.60	$5.54
Black-Scholes Assumptions
Expected volatility	25%	30%	31%
Expected term (in years, weighted)	6.1	6.0	6.0
Risk-free interest rate	2.03% - 2.21%	1.14% - 2.08%	1.49% - 1.92%

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
Information related to stock options under stock incentive plans is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2014	39,508	$11
Granted	4,441	16
Exercised	(9,040)	9
Cancelled/forfeited	(3,820)	25
Outstanding as of December 31, 2015	31,089	$11
Granted	4,186	17
Exercised	(6,612)	12
Cancelled/forfeited	(2,019)	21
Outstanding as of December 31, 2016	26,644	$11
Granted	4,439	25
Exercised	(3,922)	10
Cancelled/forfeited	(445)	17
Outstanding as of December 31, 2017	26,716	$13	5.7	$305
Exercisable as of December 31, 2017	16,806	$10	4.1	$257
Expected to vest as of December 31, 2017	9,253	20	8.2	46
Total vested and expected to vest as of December 31, 2017	26,059	$13	5.6	$302
The total intrinsic value of stock options exercised was $64 million in 2017, $64 million in 2016 and $69 million in 2015.

Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2014	30,535	$9
Granted	6,606	16
Vested (1)	(11,607)	8
Forfeited	(1,770)	10
Balance as of December 31, 2015	23,764	$11
Granted	6,132	17
Vested (1)	(10,045)	10
Forfeited	(1,054)	13
Balance as of December 31, 2016	18,797	$14
Granted	4,798	24
Vested (1)	(7,663)	11
Forfeited	(683)	17
Balance as of December 31, 2017	15,250	$18

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The total vesting date fair value of stock award units that vested was approximately $190 million in 2017, $179 million in 2016 and $186 million in 2015.
Market-based DSU Awards
During 2017, 2016 and 2015, we granted market-based DSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total shareholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Health Care Index over a three-year performance period. The number of DSUs ultimately granted under this program range from 0 percent to 200 percent of the target number of performance-based DSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, award recipients must remain employed by us throughout the three-year performance period to attain the full amount of the market-based DSUs that satisfied the market performance criteria.
We determined the fair value of the market-based DSU awards to be approximately $8 million for 2017, $6 million for 2016 and $7 million for 2015. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2017	2016	2015
	Awards	Awards	Awards
Stock price on date of grant	$24.55	$17.26	$16.31
Measurement period (in years)	2.8	2.9	3.0
Risk-free rate	1.45%	0.90%	0.98%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Free Cash Flow Performance-based DSU Awards
During 2017, 2016 and 2015, we granted free cash flow performance-based DSU awards to certain members of our senior management team. The attainment of these performance-based DSUs is based on our adjusted free cash flow (AFCF) measured against our internal annual financial plan performance for AFCF. AFCF is measured over a one-year performance period beginning January 1st of each year and ending December 31st. The number of DSUs ultimately granted under this program range from 0 percent to 150 percent of the target number of performance-based DSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based DSUs that satisfied the performance criteria.
We determined the fair value of the 2017 AFCF awards to be approximately $6 million, based on the closing stock price at December 31, 2017 and an achievement of approximately 98 percent of the target payout. The per unit fair value is $24.79, which is the closing stock price on December 31, 2017. We determined the fair value of the 2016 AFCF awards to be approximately $8 million and the per unit fair value was $21.63 and we determined the fair value of the 2015 AFCF awards to be approximately $6 million and the per unit fair value was $18.44.
We recognize the expense on these awards in our consolidated statements of operations over the vesting period which is three years after the date of grant.
Expense Attribution
We recognize compensation expense for our stock incentive plan using a straight-line method over the substantive vesting period. Most of our stock awards provide for immediate vesting upon death or disability of the participant. In addition, our stock grants to employees provide for accelerated vesting of our stock-based awards, other than performance-based and market-based awards, upon retirement. In accordance with the terms of our stock grants, for employees who will become retirement eligible prior to the vest date we expense stock-based awards, other than performance-based and market-based awards, over the greater of one year or the period between grant date and retirement-eligibility. The performance-based and market-based awards discussed above do not contain provisions that would accelerate the full vesting of the awards upon retirement-eligibility.
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately seven percent to all unvested stock-based awards as of December 31, 2017, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually or more frequently if there are significant changes in circumstances and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2017:

	Unrecognized Compensation Cost (in millions) (1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$32
Non-vested stock awards	144
	$176	1.3

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.
Employee Stock Purchase Plans
Our global employee stock purchase plan provides for the granting of options to purchase up to 50 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2017, there were approximately 13 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2017	2016	2015
Shares issued or to be issued	2,491	2,337	2,529
Range of purchase prices	$18.60 - $21.07	$15.29 - $18.39	$11.24 - $15.13

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized expense associated with our employee stock purchase plan of $13 million in 2017, $11 million in 2016 and $9 million in 2015.

NOTE M – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2017	2016	2015
Weighted average shares outstanding - basic	1,370.1	1,357.6	1,341.2
Net effect of common stock equivalents	22.6	19.6	—
Weighted average shares outstanding - assuming dilution	1,392.7	1,377.2	1,341.2

Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 21.5 million in 2015 as these shares were anti-dilutive.

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

NOTE N – SEGMENT REPORTING
We have three reportable segments comprised of: Cardiovascular, Rhythm Management and MedSurg, which represent an aggregation of our operating segments.
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding intersegment profits. In 2017, we have updated our presentation of segment net sales and operating income to include foreign exchange fluctuations, since our chief operating decision maker (CODM) reviews operating results both including and excluding foreign exchange rates and the following presentation more closely aligns to our consolidated financial statements. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items and litigation-related items. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2017	2016	2015
		(restated)	(restated)
Net sales
Interventional Cardiology	$2,419	$2,281	$2,033
Peripheral Interventions	1,081	1,011	904
Cardiovascular	3,500	3,292	2,937

Cardiac Rhythm Management	1,895	1,850	1,807
Electrophysiology	278	243	233
Rhythm Management	2,173	2,093	2,040

Endoscopy	1,619	1,440	1,306
Urology and Pelvic Health	1,124	1,005	693
Neuromodulation	635	556	501
MedSurg	3,377	3,001	2,500
	$9,048	$8,386	$7,477

	Year Ended December 31,
(in millions)	2017	2016	2015
		(restated)	(restated)
Depreciation expense
Cardiovascular	$120	$118	$112
Rhythm Management	79	80	91
MedSurg	79	72	71
	$279	$270	$274

	Year Ended December 31,
(in millions)	2017	2016	2015
		(restated)	(restated)
Income (loss) before income taxes
Cardiovascular	$988	$946	$788
Rhythm Management	429	314	255
MedSurg	1,092	941	745
Operating income allocated to reportable segments	2,509	2,200	1,788
Corporate expenses, including hedging activities	(252)	(179)	(118)
Intangible asset impairment charges, acquisition-related, restructuring- and restructuring-related, and litigation-related net credits (charges)	(407)	(1,029)	(1,458)
Amortization expense	(565)	(545)	(495)
Operating income (loss)	1,285	447	(283)
Other expense, net	(353)	(270)	(367)
	$933	$177	$(650)

	Year Ended December 31,
	2017	2016	2015
Operating income as a percentage of segment net sales
Cardiovascular	28.2%	28.7%	26.7%
Rhythm Management	19.7%	15.0%	12.5%
MedSurg	32.3%	31.3%	29.8%

	As of December 31,
(in millions)	2017	2016
Total assets
Cardiovascular	$1,824	$1,748
Rhythm Management	1,266	1,250
MedSurg	2,212	1,499
Total assets allocated to reportable segments	5,302	4,497
Goodwill	6,998	6,678
Other intangible assets, net	5,837	5,883
All other corporate assets	905	1,038
	$19,042	$18,096

	Year Ended December 31,
(in millions)	2017	2016	2015
Net sales by major country
United States	$5,162	$4,759	$4,229
Japan	737	750	602
Other countries	3,149	2,877	2,646
	$9,048	$8,386	$7,477

	As of December 31,
(in millions)	2017	2016	2015
Long-lived assets
United States	$1,065	$1,082	$1,018
Ireland	210	181	170
Other countries	422	367	302
Property, plant and equipment, net	1,697	1,630	1,490
Goodwill	6,998	6,678	6,473
Other intangible assets, net	5,837	5,883	6,194
	$14,531	$14,191	$14,157

NOTE O – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income, net of tax.

Year Ended December 31, 2017
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Beginning Balance	$(79)	$107	$(6)	$(21)	$1
Other comprehensive income (loss) before reclassifications	48	(65)	(10)	(8)	(35)
Amounts reclassified from accumulated other comprehensive income	—	(42)	15	2	(25)
Net current-period other comprehensive income	48	(106)	5	(6)	(59)
Ending Balance	$(32)	$1	$(1)	$(27)	$(59)

Year Ended December 31, 2016
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Beginning Balance	$(54)	$152	$—	$(10)	$88
Other comprehensive income (loss) before reclassifications	(25)	40	(6)	(17)	(8)
Amounts reclassified from accumulated other comprehensive income	—	(85)	—	6	(79)
Net current-period other comprehensive income	(25)	(45)	(6)	(11)	(87)
Ending Balance	$(79)	$107	$(6)	$(21)	$1

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on the reclassifications related to derivatives.

The gains and losses on available-for-sale securities were reduced by immaterial income tax impacts in 2017 and in 2016. Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on the gains and losses on available-for-sale securities.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in 2017 and in 2016.

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS

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

We adopted Update No. 2016-09 prospectively in the first quarter of 2017 and, as such, no prior periods were adjusted. We previously recorded income tax benefits or deficiencies to additional paid-in capital; however, Update No. 2016-09 requires that all tax benefits or deficiencies be recorded to the provision for income taxes. In 2017, we recorded an income tax benefit of $38 million associated with Update No. 2016-09. The actual impact to future periods will depend on the price of our stock, number of stock options exercised and other factors that are difficult to predict, due to the adoption of Update No. 2016-09. In 2017, a cumulative effect adjustment of $86 million was recorded to retained earnings upon adoption for windfall tax benefits not previously recognized.

ASC Update No. 2016-15

In August 2016, the FASB issued ASC Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of Update No. 2016-15 is to reduce the diversity in practice in presentation and classification of the following items within the statement of cash flows: debt prepayments or debt extinguishment costs, settlement of zero coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments and beneficial interests in securitization transactions. It also addresses classification of transactions that have characteristics of more than one class of cash flows. Update No. 2016-15 is effective for annual periods beginning after December 15, 2017 and a retrospective transition method is required. We early adopted the standard in the fourth quarter of 2017. The adoption increased our 2015 cash provided by operating activities by approximately $45 million with a corresponding decrease in our cash provided by financing activities related to classification of debt repayment costs incurred in connection with our 2015 debt financing activities. The adoption did not have a material impact on our consolidated statements of cash flows for 2016 or 2017.

ASC Update No. 2016-18

In November 2016, the FASB issued ASC Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The purpose of Update No. 2016-18 is to clarify guidance and presentation related to restricted cash in the consolidated statements of cash flows as well as increased disclosure requirements. It requires beginning-of-period and end-of-period total amounts shown on the statements of cash flows to include cash and cash equivalents as well as restricted cash and restricted cash equivalents. Update No. 2016-18 was effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual periods. We early adopted Update No. 2016-18 in 2017 and retrospectively applied the guidance to our consolidated statements of cash flows for the years ended December 31, 2016 and 2015. As a result of adopting Update No. 2016-18, our cash provided by operating activities increased by $537 million for 2017, $210 million for 2016 and $46 million for 2015.

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

ASC Update No. 2017-07

In March 2017, the FASB issued ASC Update No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The purpose of Update No. 2017-07 is to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. Update No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. We early adopted Update No. 2017-07 for the year ended December 31, 2017 and retrospectively applied the guidance to the years ended December 31, 2016 and 2015. Update No. 2017-07 impacted our 2015 consolidated statement of operations and required the reclassification of $44 million of pension termination charges from Operating expenses to Other, net. Update No 2017-07 did not have a material impact on our financial position or consolidated statement of operations for the years ended December 31, 2017 and 2016.

Standards to be Implemented

ASC Update No. 2014-09

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which has been subsequently updated. The purpose of Update No. 2014-09 is to provide enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using U.S. GAAP and International Financial Reporting Standards. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. Topic 606, as amended, becomes effective for annual periods beginning after December 15, 2017, at which point we will adopt the standard. We plan to adopt the standard using the modified retrospective method. Under that method, we will apply the rules to contracts that are not completed as of January 1, 2018, and recognize the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings.

We have reached conclusions on our accounting assessments related to the standard and finalized updates to our accounting policies, processes and controls. We expect to record a net reduction to opening retained earnings of approximately $200 million upon adoption of Topic 606 in January 2018, primarily related to the establishment of a liability for certain non-contractual promises that were deemed implied performance obligations under Topic 606. We are in the process of finalizing the adoption adjustment calculations. The adoption of Topic 606 is expected to have an immaterial impact on our 2018 results of operations. The timing of revenue recognition for our primary revenue stream, single use medical devices, will not materially change. However, Topic 606 will impact the timing of certain expense recognition. We will be required to record certain selling, general and administrative expenses associated with the aforementioned non-contractual promises earlier than under existing GAAP.

In the fourth quarter of 2017, we performed a simulation of our new accounting processes and procedures to prepare our team for the month-end close process upon adoption of Topic 606. In addition, we completed our assessment of new disclosure requirements. Upon adoption of Topic 606, we will provide additional disclosures in the notes to the consolidated financial statements, specifically related to disaggregated revenue, contract balances and performance obligations. We designed new internal controls that will be implemented in the first quarter of 2018 to address risks associated with applying the five-step model, specifically related to judgments made in connection to variable consideration and applying the constraint. Additionally, we established monitoring controls to identify new sales arrangements and changes in our business environment that could impact our current accounting assessment.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. It requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value with changes recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. It simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. It also requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and liability. Update No. 2016-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Upon adoption in 2018, a cumulative effect adjustment will be recorded to retained earnings for any unrealized gains and losses for available-for-sale securities previously recorded to AOCI. This adjustment will not have a material impact on our financial position or results of operations. We are unable to estimate the future impact resulting from fair value changes of our equity investments as it will depend on their future performance.

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). The purpose of Update No. 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Update No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted and a modified retrospective approach is required for adoption. While we are still in the process of determining the effect that the new standard will have on our financial position and results of operations, we expect to recognize additional assets and corresponding liabilities on our consolidated balance sheets, as a result of our operating lease portfolio as it exists at the date we adopt the new standard. Please refer to Note F - Leases and Other Purchase Obligations for information regarding our current lease activity. Additionally, we are in the process of updating our systems, controls and procedures for maintaining and accounting for our lease portfolio under the new standard. As a result, we anticipate adopting the new standard on January 1, 2019.

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

ASC Update No. 2016-16

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of Update No. 2016-16 is to allow an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to a third party, or impaired. Update No. 2016-16 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued or made available for issuance. Upon adoption in 2018, a cumulative effect adjustment will be recorded to retained earnings for income tax consequences not previously recognized for intra-entity transfers of assets other than inventories. All future income tax consequences of intra-entity transfers of assets other than inventories will be recognized through income tax expense. The adoption of Update No. 2016-16 is not expected to have a material impact on our financial position or results of operations.

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

ASC Update No. 2017-10

In May 2017, the FASB issued ASC Update No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). The purpose of Update No. 2017-10 is to address the diversity in practice as to how an operating entity determines the customer of the operation services in a service concession agreement. Update No. 2017-10 is effective the same time as Topic 606 and requires the same transition method elected for Topic 606. The adoption of Update No. 2017-10 is not expected to have a material impact on our financial position or results of operations.

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

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
2017
Net sales	$2,160	$2,257	$2,222	$2,408
Gross profit	1,510	1,625	1,585	1,735
Operating income (loss)	364	225	377	319
Net income (loss)	290	146	283	(615)
Net income (loss) per common share - basic	$0.21	$0.11	$0.21	$(0.45)
Net income (loss) per common share - assuming dilution	$0.21	$0.11	$0.20	$(0.45)

2016
Net sales	$1,964	$2,126	$2,105	$2,191
Gross profit	1,391	1,487	1,511	1,572
Operating income (loss)	293	(334)	348	140
Net income (loss)	202	(207)	228	124
Net income (loss) per common share - basic	$0.15	$(0.15)	$0.17	$0.09
Net income (loss) per common share - assuming dilution	$0.15	$(0.15)	$0.17	$0.09

Our reported results for 2017 included amortization expense, intangible asset impairment charges, acquisition-related net credits, restructuring and restructuring-related net charges, litigation-related net charges, investment impairment charges and the impact of the TCJA net charges (after tax) of: $107 million in the first quarter, $298 million in the second quarter, $149 million in the third quarter and $1.095 billion in the fourth quarter. These after-tax net charges consisted primarily of: $861 million related to the estimated one-time net income tax charge related to the enactment of the TCJA in December 2017, $492 million of amortization expense and $172 million of litigation-related net charges.

Our reported results for 2016 included amortization expense, intangible asset impairment charges, acquisition-related net charges, restructuring and restructuring-related net charges and litigation-related net charges (after tax) of: $176 million in the first quarter, $580 million in the second quarter, $140 million in the third quarter and $291 million in the fourth quarter. These after-tax net charges consisted primarily of: $478 million of amortization expense and $512 million of litigation-related net charges.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017 and is incorporated into this Annual Report by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017 and is incorporated into this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017 and is incorporated into this Annual Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017 and is incorporated into this Annual Report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2017 and is incorporated into this Annual Report by reference.

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

10.5
First Amendment, dated as of October 23, 2015, to the Credit Agreement, dated as of April 10, 2015, among Boston Scientific Corporation, the several lenders party thereto, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2015, File No. 1-11083).*

10.6
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (incorporated herein by reference to Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

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

10.9
Settlement Agreement among Johnson & Johnson, Guidant LLC and the Company, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083).

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

10.27
Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement) (incorporated herein by reference to Exhibit 10.6, Quarterly Report on Form 10-Q dated September 30, 2010, File No. 1-11083).#

10.28
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.29
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, File No. 1-11083).#

10.30
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.70, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.31
Form of Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.71, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.32
Form of Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (Special) (incorporated herein by reference to Exhibit 10.72, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.33
Form of Change in Control Agreement between the Company and certain Executive Officers (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.34
Form of Offer Letter between the Company and Timothy A. Pratt dated April 9, 2008 (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-11083).#

10.35
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated September 19, 2011, File No. 1-11083).#

10.36
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100, Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-11083).#

10.37
Form of Offer Letter by and between the Company and Joseph M. Fitzgerald dated February 27, 2014 (incorporated by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083). #

10.38
Form of Offer Letter by and between the Company and Kevin J. Ballinger dated December 14, 2012 (incorporated by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083).#

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

10.76
Credit Agreement dated as of August 4, 2017 by and among Boston Scientific Corporation, the several lenders party thereto, Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed on August 7, 2017, File No. 1-11083).

10.77
Boston Scientific Corporation 2018 Annual Bonus Plan, effective as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 17, 2017, File No. 001-11083).

10.78
Boston Scientific Corporation 2018 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed November 17, 2017 File No. 1-11083).

10.79
Boston Scientific Corporation 2018 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed November 17, 2017, File No. 001-11083). #

10.80
Form of Global Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.81
Form of Global Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.82
Form of 2017 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.83
Form of 2017 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.84
Second Amended and Restated Credit and Security Agreement, dated as of February 7, 2017, by and among Boston Scientific Funding LLC, Boston Scientific Corporation, Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, New York Branch, as Lenders, Wells Fargo Bank, National Association and SMBC Nikko Securities America, Inc., as Co-Agents, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 10, 2017, File No. 1-11083).

10.85
Second Amended and Restated Receivables Sale Agreement, dated as of February 7, 2017, by and among Boston Scientific Corporation, each of its direct or indirect wholly-owned subsidiaries that become a seller thereunder and Boston Scientific Funding LLC (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated February 10, 2017, File No. 1-11083).

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Boston Scientific's subsidiaries as of February 9, 2018.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2017, 2016 and 2015; (iii) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (iv) the Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) the notes to the Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2018	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 20, 2018	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 20, 2018	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 20, 2018	By:	/s/ Charles J. Dockendorff

Charles J. Dockendorff
Director

Dated: February 20, 2018	By:	/s/ Yoshiaki Fujimori

Yoshiaki Fujimori
Director

Dated: February 20, 2018	By:	/s/ Donna A. James

Donna A. James
Director

Dated: February 20, 2018	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 20, 2018	By:	/s/ Stephen P. MacMillan

Stephen P. MacMillan
Director

Dated: February 20, 2018	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 20, 2018	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 20, 2018	By:	/s/ John E. Sununu

John E. Sununu
Director

Dated: February 20, 2018	By:	/s/ Ellen M. Zane

Ellen M. Zane
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Charges to Costs and Expenses (a)	Deductions to Allowances for Uncollectible Accounts (b)	Charges to (Deductions from) Other Accounts (c)	Balance at End of Year
Year Ended December 31, 2017:
Allowances for uncollectible accounts and sales returns and allowances	$119	14	(18)	(17)	$98
Year Ended December 31, 2016:
Allowances for uncollectible accounts and sales returns and allowances	$119	9	(11)	2	$119
Year Ended December 31, 2015:
Allowances for uncollectible accounts and sales returns and allowances	$105	15	(16)	15	$119
(a) Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b) Represents actual write-offs of uncollectible accounts.
(c) Represents net change in allowances for sales returns, recorded as contra-revenue.