Form 10-Q
period 2018-03-31
BOSTON SCIENTIFIC CORP
filed 2018-05-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 25, 2018
Common Stock, $0.01 par value	1,379,810,502

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
in millions, except per share data	2018	2017

Net sales	$2,379	$2,160
Cost of products sold	672	650
Gross profit	1,707	1,510

Operating expenses:
Selling, general and administrative expenses	860	794
Research and development expenses	261	235
Royalty expense	18	17
Amortization expense	141	143
Intangible asset impairment charges	1	—
Contingent consideration expense (benefit)	5	(50)
Restructuring charges (credits)	13	4
Litigation-related net charges (credits)	—	3
	1,300	1,146
Operating income (loss)	407	364

Other income (expense):
Interest expense	(61)	(57)
Other, net	(23)	(2)
Income (loss) before income taxes	323	305
Income tax expense (benefit)	26	15
Net income (loss)	$298	$290

Net income (loss) per common share — basic	$0.22	$0.21
Net income (loss) per common share — assuming dilution	$0.21	$0.21

Weighted-average shares outstanding
Basic	1,376.5	1,365.4
Assuming dilution	1,396.8	1,390.2

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
Net income (loss)	$298	$290
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10	8
Net change in derivative financial instruments	(80)	(55)
Total other comprehensive income (loss)	(69)	(47)
Total comprehensive income (loss)	$228	$243

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
in millions, except share and per share data	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$287	$188
Trade accounts receivable, net	1,580	1,548
Inventories	1,113	1,078
Prepaid income taxes	50	66
Other current assets	1,048	942
Total current assets	4,080	3,822
Property, plant and equipment, net	1,700	1,697
Goodwill	6,984	6,998
Other intangible assets, net	5,713	5,837
Other long-term assets	725	688
TOTAL ASSETS	$19,202	$19,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$962	$1,801
Accounts payable	404	530
Accrued expenses	2,447	2,456
Other current liabilities	1,174	867
Total current liabilities	4,988	5,654
Long-term debt	4,803	3,815
Deferred income taxes	128	191
Other long-term liabilities	2,254	2,370

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,627,188,009 shares as of March 31, 2018 and 1,621,062,898 shares as of December 31, 2017	16	16
Treasury stock, at cost - 247,566,270 shares as of March 31, 2018 and December 31, 2017	(1,717)	(1,717)
Additional paid-in capital	17,184	17,161
Accumulated deficit	(8,326)	(8,390)
Accumulated other comprehensive income (loss), net of tax	(128)	(59)
Total stockholders’ equity	7,030	7,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,202	$19,042

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2018	2017
		(restated)†
Cash provided by (used for) operating activities	$193	$(7)

Investing activities:
Purchases of property, plant and equipment	(60)	(112)
Payments for acquisitions of businesses, net of cash acquired	(9)	—
Payments for investments and acquisitions of certain technologies	(103)	(28)
Cash provided by (used for) investing activities	(173)	(140)

Financing activities:
Payment of contingent consideration amounts previously established in purchase accounting	—	(18)
Payments on long-term borrowings	(602)	(250)
Proceeds from long-term borrowings, net of debt issuance and extinguishment costs	990	—
Net increase (decrease) in commercial paper	(316)	—
Proceeds from borrowings on credit facilities	70	1,016
Payments on borrowings from credit facilities	—	(735)
Cash used to net share settle employee equity awards	(50)	(61)
Proceeds from issuances of shares of common stock	38	33
Cash provided by (used for) financing activities	130	(15)

Effect of foreign exchange rates on cash	1	1

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	151	(161)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,017	487
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,168	$327

Supplemental Information
Stock-based compensation expense	$36	$30

†Certain prior year balances related to restricted cash have been reclassified to reflect our adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Update No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash in the fourth quarter of 2017. Please refer to our most recent annual report on Form 10-K for additional details.

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

Revision of Reportable Segments

Effective January 1, 2018, following organizational changes to align the company's business and organization structure focused on active implantable devices, we revised our reportable segments, in accordance with FASB ASC Topic 280, Segment Reporting. The revision reflects a reclassification of our Neuromodulation business from our Medical Surgical (MedSurg) segment to our newly created Rhythm and Neuro segment. We have revised prior year amounts to conform to the current year’s presentation (as denoted with an asterisk throughout *). There was no revision to operating segments or reporting units as a result of the organizational change. See Note C – Goodwill and Other Intangible Assets and Note K – Segment Reporting for further details.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three months ended March 31, 2018. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note I – Commitments and Contingencies for more information.

Accounting Standards Implemented Since December 31, 2017

ASC Update No. 2014-09

In May 2014, the FASB issued ASC Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was subsequently updated. We adopted the standard as of January 1, 2018, using the modified retrospective method. Under this method, we applied FASB ASC Topic 606 to contracts that were not complete as of January 1, 2018 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented in accordance with FASB ASC Topic 606. Prior period amounts are not adjusted and are reported in accordance with legacy GAAP requirements in FASB ASC Topic 605, Revenue Recognition.

Due to the adoption of FASB ASC Topic 606, we recorded a net reduction to opening retained earnings of $177 million on January 1, 2018, primarily related to cost of providing non-contractual post-implant support to certain customers, which we deemed immaterial in the context of the arrangement. Upon the adoption of FASB ASC Topic 606, when we sell a device with an implied non-contractual post-implant support obligation, we forward accrue the cost of the service within Selling, general and administrative expenses and recognize it at the point in time the associated revenue is earned. We release the accrual over the related service period. These costs were previously expensed as incurred due to such service obligation being non-contractual.

The impact of adopting FASB ASC Topic 606 on our unaudited condensed consolidated balance sheets as of March 31, 2018, resulted in an increase in Other current liabilities of $59 million and an increase in Other long-term liabilities of $206 million, as a result of accruing for our post-implant support obligation. We also recorded deferred tax assets primarily related to post-implant support, resulting in an increase in Other long-term assets of $12 million and a reduction in Deferred income taxes of

$41 million. The remaining impact of adopting FASB ASC Topic 606 was not material to our financial position or results of operations.

Refer to Note L – Revenue for additional details.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. We adopted Update No. 2016-01 in the first quarter of 2018, using both the modified retrospective and prospective methods. For publicly-held securities, we used the modified retrospective approach. Unrealized gains and losses previously recorded to other comprehensive income were reclassified to retained earnings and all future fair value changes will be recorded to net income. For privately-held securities, we elected the measurement alternative approach which is applied prospectively upon adoption. This approach requires entities to measure their investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of the standard did not have a material impact on our financial position or results of operations. The actual impact to future periods resulting from fair value changes of our equity investments is difficult to predict as it will depend on their future performance.

ASC Update No. 2016-16

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of Update No. 2016-16 is to allow an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to a third party, or impaired. Update No. 2016-16 was effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted Update No. 2016-16 prospectively in the first quarter of 2018 and recognized a net reduction to opening retained earnings of $55 million for income tax consequences not previously recognized for intra-entity transfers of assets other than inventories. All future income tax consequences of intra-entity transfers of assets other than inventories will be recognized through income tax expense.

ASC Update No. 2017-12

In August 2017, the FASB issued ASC Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of Update No. 2017-12 is to simplify the application of hedge accounting and better align financial reporting of hedging relationships with risk management objectives. Update No. 2017-12 was effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. We early adopted Update No. 2017-12 in the first quarter of 2018. The adoption of the standard had no impact on our financial position or results of operations.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

We did not close any material acquisitions during the first quarter of 2018 or 2017.

On April 30, 2018, we announced the closing of our acquisition of NxThera, Inc. (NxThera), a privately-held company based in Maple Grove, Minnesota. NxThera developed the Rezûm® System, a minimally invasive therapy in a growing category of treatment options for patients with benign prostatic hyperplasia (BPH). The transaction consists of an upfront cash payment of $306 million, and up to an additional $100 million in potential commercial milestone payments over the next four years. We have an existing minority investment in NxThera which is expected to result in a net upfront payment of approximately $240 million upon closing, and milestone payments of up to $85 million. NxThera will be integrated into our Urology and Pelvic Health business.

On April 16, 2018, we announced the closing of our acquisition of nVision Medical Corporation (nVision), a privately-held company focused on women’s health. nVision developed the first and only device cleared by the U.S. Food and Drug Administration (FDA) to collect cells from the fallopian tubes, offering a potential platform for earlier diagnosis of ovarian cancer. The transaction consists of an upfront cash payment of $150 million, and up to an additional $125 million in potential clinical and commercial milestones over four years. nVision will be integrated into our Urology and Pelvic Health business.

Contingent Consideration

We recorded a net expense related to the changes in fair value of our contingent consideration liabilities of $5 million during the first quarter of 2018 and a net benefit related to the changes in fair value of our contingent consideration liabilities of $50 million during the first quarter of 2017. We made $28 million of contingent payments during the first quarter of 2017.

Changes in the fair value of our contingent consideration liabilities were as follows (in millions):

Balance as of December 31, 2017	$169
Amounts recorded related to prior acquisitions	(22)
Fair value adjustment	5
Balance as of March 31, 2018	$152

As of March 31, 2018, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.320 billion.

The recurring Level 3 fair value measurements of our contingent consideration liabilities include the following significant unobservable inputs:

Contingent Consideration Liabilities	Fair Value as of March 31, 2018	Valuation Technique	Unobservable Input	Range
R&D and Commercialization-based Milestones	$105 million	Discounted Cash Flow	Discount Rate	3%
			Probability of Payment	17% - 100%
			Projected Year of Payment	2018 - 2022
Revenue-based Payments	$48 million	Discounted Cash Flow	Discount Rate	11% - 15%
			Projected Year of Payment	2018 - 2026

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

The aggregate carrying amount of our strategic investments were comprised of the following categories:

	As of
(in millions)	March 31, 2018	December 31, 2017
Equity method investments	$304	$209
Measurement alternative investments	84	81
Publicly-held securities	12	15
Notes receivable	43	47
	$442	$353

These investments are classified as other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of March 31, 2018, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $335 million, which represents amortizable intangible assets and in-process research and development, corresponding deferred tax liabilities and goodwill.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of March 31, 2018		As of December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$9,396	$(4,984)	$9,386	$(4,880)
Patents	517	(381)	517	(379)
Other intangible assets	1,636	(868)	1,633	(838)
	$11,549	$(6,233)	$11,536	$(6,097)
Unamortizable intangible assets
Goodwill	$16,884	$(9,900)	$16,898	$(9,900)
In-process research and development (IPR&D)	278	—	278	—
Technology-related	120	—	120	—
	$17,281	$(9,900)	$17,295	$(9,900)

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg*	Rhythm and Neuro*	Cardiovascular	Total
Balance as of December 31, 2017	$2,877	$417	$3,704	$6,998
Impact of reportable segment revisions	(1,379)	1,379	—	—
Impact of foreign currency fluctuations and other changes in carrying amount	1	(22)	3	(17)
Goodwill acquired	3	—	—	3
Balance as of March 31, 2018	$1,503	$1,774	$3,707	$6,984

We did not have any goodwill impairments in the three months ended March 31, 2018 or 2017. We test our goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We have seven reporting units: Endoscopy, Urology and Pelvic Health, Cardiac Rhythm Management, Electrophysiology, Neuromodulation, Interventional Cardiology and Peripheral Interventions. As such, the first quarter change in our reportable segments, where Neuromodulation was reclassified from our MedSurg segment to our newly created Rhythm and Neuro segment did not trigger a goodwill impairment assessment or impact our total goodwill carrying value.

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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in other comprehensive income (OCI) and is included in the Accumulated other comprehensive income (loss), net of tax (AOCI) caption of our unaudited condensed consolidated balance sheets until the underlying third-party transaction occurs. When the related third-party transaction occurs we recognize the gain or loss to earnings within the Cost of products sold caption of our unaudited condensed consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the hedged forecast transaction becomes no longer probable of occurring, we reclassify the amount of gains or losses on the derivative instrument designated as a cash flow hedge to earnings at that time.

We also use forward currency contracts that are not part of designated hedging relationships under FASB ASC Topic 815 as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions. These non-designated currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year, and are marked-to-market with changes in fair value recorded to earnings and reflected within the Other, net caption of our unaudited condensed consolidated statements of operations.

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

The changes in the fair value of interest rate derivatives designated as fair value hedges and the changes in the fair value of the underlying hedged debt instrument generally offset and are recorded within the Interest expense caption of our unaudited condensed consolidated statements of operations. We record the changes in the fair value of interest rate derivatives designated as cash flow hedges within OCI and is included within the AOCI caption of our unaudited condensed consolidated balance sheets until the underlying hedged transaction occurs, at which time we recognize the gain or loss within Interest expense. In the event the hedging relationship is no longer effective, or if the hedged forecast transaction becomes no longer probable of occurring, we reclassify the amount of gains or losses on the interest rate derivative designated as a cash flow hedge to earnings at that time.

We are amortizing the realized gains or losses from interest rate derivative instruments previously designated as fair value or cash flow hedges into earnings as a component of Interest expense over the remaining term of the hedged item in accordance with FASB ASC Topic 815, so long as the hedge relationship remains effective. Prior to the adoption of ASC Update No. 2017-12, Derivatives and Hedging (Topic 815), the ineffective portion, if any, of our interest rate derivatives designated as either fair value or cash flow hedges was recognized in earnings in the period in which the hedging relationship exhibited ineffectiveness.

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2018	December 31, 2017
Forward currency contracts	Cash flow hedge	$3,595	$3,252
Forward currency contracts	Non-designated	2,565	2,671
Total Notional Outstanding		$6,161	$5,923

The remaining time to maturity as of March 31, 2018 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts.

We had no interest rate derivative instruments outstanding as of March 31, 2018 and December 31, 2017.

The following presents the effect of our derivative instruments designated as cash flow hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations:

(in millions)	Location in Unaudited Condensed Consolidated Statements of Operations	Total Amounts Presented in Unaudited Condensed Consolidated Statements of Operations	Effective Amount Recognized in OCI			Effective Amount Reclassified from AOCI into Earnings
			Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2018
Forward currency contracts	Cost of products sold	$672	$(118)	$27	$(91)	$15	$(3)	$12
			$(118)	$27	$(91)	$15	$(3)	$12
Three Months Ended March 31, 2017
Forward currency contracts	Cost of products sold	$650	$(58)	$21	$(37)	$(28)	$10	$(18)
			$(58)	$21	$(37)	$(28)	$10	$(18)

As of March 31, 2018, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as currency hedge contracts under FASB ASC Topic 815 that may be reclassified to earnings within the next twelve months are presented below:

(in millions) Designated Derivative Instrument	FASB ASC Topic 815 Designation	Location in Unaudited Condensed Consolidated Statements of Operations	Total Amounts Presented in Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings

Interest rate derivative contracts	Fair value hedge	Interest expense	$(61)	$12
Interest rate derivative contracts	Cash flow hedge	Interest expense	(61)	1
Forward currency contracts	Cash flow hedge	Cost of products sold	672	(55)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location in Unaudited Condensed Consolidated Statements of Operations
		Three Months Ended March 31,
(in millions)		2018	2017
Net gain (loss) on currency hedge contracts	Other, net	$(23)	$(17)
Net gain (loss) on currency transaction exposures	Other, net	16	17
Net currency exchange gain (loss)		$(8)	$—

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

The following are the balances of our derivative assets and liabilities:

	Location in Unaudited Condensed Consolidated Balance Sheets (1)	As of
		March 31,	December 31,
(in millions)		2018	2017
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$3	$7
Forward currency contracts	Other long-term assets	15	57
		17	64
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	15	18
Total Derivative Assets		$32	$82

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$54	$37
Forward currency contracts	Other long-term liabilities	69	33
		123	69
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	31	21
Total Derivative Liabilities		$154	$90

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2018				December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$42	$—	$—	$42	$21	$—	$—	$21
Publicly-held securities	12	—	—	12	15	—	—	15
Forward currency contracts	—	32	—	32	—	82	—	82
	$54	$32	$—	$86	$36	$82	$—	$118
Liabilities
Forward currency contracts	$—	$154	$—	$154	$—	$90	$—	$90
Accrued contingent consideration	—	—	152	152	—	—	169	169
	$—	$154	$152	$306	$—	$90	$169	$259

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $42 million invested in money market and government funds as of March 31, 2018, we had $245 million in interest bearing and non-interest bearing bank accounts. In addition to $21 million invested in money market and government funds as of December 31, 2017, we had $167 million in interest bearing and non-interest bearing bank accounts.

Our recurring fair value measurements using significant unobservable inputs (Level 3) relate solely to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.
Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a measurement alternative investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Refer to Note B – Acquisitions and Strategic Investments for a discussion of our strategic investments.

Refer to Note C – Goodwill and Other Intangible Assets for a discussion of the fair values and annual impairment tests of goodwill and our indefinite lived intangible assets.

The fair value of our outstanding debt obligations was $6.040 billion as of March 31, 2018 and $5.945 billion as of December 31, 2017. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, amortized cost for commercial paper and face value for term loans and credit facility borrowings outstanding. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $5.765 billion as of March 31, 2018 and $5.616 billion as of December 31, 2017. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			March 31, 2018	December 31, 2017
October 2018 Notes	August 2013	October 2018	—	†	2.650%
January 2020 Notes	December 2009	January 2020	850	850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2028 Notes	February 2018	March 2028	1,000	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount		2020 - 2040	(14)	(6)
Unamortized Deferred Financing Costs		2020 - 2040	(19)	(18)
Unamortized Gain on Fair Value Hedges		2020 - 2023	35	38
Capital Lease Obligation		Various	1	1
Long-term debt			$4,803	$3,815
†As of December 31, 2017, $600 million under the October 2018 Notes was outstanding and classified as short-term debt.

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility
As of March 31, 2018 and December 31, 2017, we maintained a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks that matures on August 4, 2022. This facility provides backing for the commercial paper program described below. There were no amounts borrowed under our revolving credit facility as of March 31, 2018 and December 31, 2017.
The 2017 Facility requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of March 31, 2018	as of March 31, 2018
Maximum leverage ratio (1)	3.5 times	2.2 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2018, we had $415 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Facility, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Facility, provided that the sum of any excluded net cash litigation payments does not exceed $2.624 billion in the aggregate. As of March 31, 2018, we had $1.690 billion of the legal exclusion remaining.

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

Commercial Paper
As of March 31, 2018, we had $886 million of commercial paper outstanding and $1.197 billion outstanding as of December 31, 2017. Our commercial paper program is backed by the 2017 Facility, which allows us to have a maximum of $2.250 billion in commercial paper outstanding. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of March 31, 2018, the commercial paper issued and outstanding had a weighted average maturity of 22 days and a weighted average yield of 2.46 percent. As of December 31, 2017, the commercial paper issued and outstanding had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Senior Notes

We had senior notes outstanding of $4.800 billion as of March 31, 2018 and $4.400 billion as of December 31, 2017.

In February 2018, we completed an offering of $1.000 billion in aggregate principal amount of 4.000% senior notes, due March 2028. We used a portion of the net proceeds from the offering to repay the $600 million plus accrued interest of our 2.650% senior notes due in October 2018. The remaining proceeds were used to repay a portion of our outstanding commercial paper.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of March 31, 2018 and December 31, 2017, we maintained a $400 million credit and security facility secured by our U.S. trade receivables maturing in February 2019. We had outstanding borrowings of $70 million as of March 31, 2018 and no outstanding borrowings as of December 31, 2017 under our credit and security facility.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, of up to approximately $463 million as of March 31, 2018. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $178 million of receivables as of March 31, 2018 at an average interest rate of 2.1 percent and $171 million as of December 31, 2017 at an average interest rate of 1.8 percent.

In March 2018, we entered into a factoring agreement with a commercial Japanese bank. The agreement provides for the sale of accounts receivable and promissory notes of up to 30.000 billion Japanese yen (approximately $282 million as of March 31, 2018). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $95 million of receivables as of March 31, 2018 at an average interest rate of 0.5 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for accounts receivable factoring and promissory notes discounting of up to 22.000 billion Japanese yen (approximately $207 million as of March 31, 2018). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $124 million of notes receivable as of March 31, 2018 at an average interest rate of 1.5 percent and $157 million of notes receivable as of December 31, 2017 at an average interest rate of 1.3 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of and through March 31, 2018, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note E - Borrowings and Credit Arrangements of the consolidated financial statements in our most recent Annual Report on Form 10-K.

NOTE F – RESTRUCTURING-RELATED ACTIVITIES

2016 Restructuring Plan

On June 6, 2016, our Board of Directors approved and we committed to a restructuring initiative (the 2016 Restructuring Plan). The 2016 Restructuring Plan is intended to develop global commercialization, technology and manufacturing capabilities in key growth markets and build on our Plant Network Optimization (PNO) strategy, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and expanding operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate assets and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions and continuing implementation of our PNO strategy. These activities were initiated in the second quarter of 2016 and are expected to be substantially complete by the end of 2018. We revised the original estimate for the costs and savings associated with the program in the first quarter of 2018, as approved by the Board of Directors.

The following table provides a summary of our estimates of costs associated with the 2016 Restructuring Plan by major type of cost:

Type of cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits	$100 million to $110 million
Other (1)	$25 million to $50 million
Restructuring-related expenses:
Other (2)	$150 million to $165 million
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

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations.

Three Months Ended March 31, 2018
(in millions)	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges	$12	$—	$1	$13
Restructuring-related expenses:
Cost of products sold	—	7	—	7
Selling, general and administrative expenses	—	—	8	8
	—	7	8	15
	$12	$7	$8	$28

Three Months Ended March 31, 2017
(in millions)	Termination Benefits	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$3	$—	$—	$1	$4
Restructuring-related expenses:
Cost of products sold	—	—	12	—	12
Selling, general and administrative expenses	—	2	—	1	3
	—	2	12	1	15
	$3	$2	$12	$2	$19

The following table presents cumulative restructuring and restructuring-related charges as of March 31, 2018, related to our 2016 Restructuring Plan by major type:

(in millions)	2016 Restructuring Plan
Termination benefits	$61
Other (1)	16
Total restructuring charges	77
Accelerated depreciation	9
Transfer costs	68
Other (2)	15
Restructuring-related expenses	92
$169
(1) Consists primarily of consulting fees and costs associated with contract cancellations.
(2) Comprised of other costs directly related to our Restructuring Plan, including program management, accelerated depreciation and costs to transfer product lines among facilities.

Cash payments associated with our 2016 Restructuring Plan were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan
Three Months Ended March 31, 2018
Termination benefits	$8
Transfer costs	7
Other	9
$25

Program to Date
Termination benefits	$36
Transfer costs	67
Other	19
$122

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability associated with our 2016 Restructuring Plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

(in millions)	2016 Restructuring Plan
Accrued as of December 31, 2017	$22
Charges (credits)	12
Cash payments	(8)
Accrued as of March 31, 2018	$27

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$287	$188
Restricted cash included in Other current assets	850	803
Restricted cash included in Other long-term assets	31	26
Total cash, cash equivalents and restricted cash	$1,168	$1,017

Trade accounts receivable, net

	As of
(in millions)	March 31, 2018	December 31, 2017
Accounts receivable	$1,650	$1,645
Allowance for doubtful accounts	(67)	(68)
Allowance for sales returns	—	(30)
Other sales reserves	(3)	—
	$1,580	$1,548

Note: Due to the adoption of FASB ASC Topic 606 effective January 1, 2018, the allowance for sales returns has been prospectively reclassified from Trade accounts receivable, net to Other current liabilities within the unaudited condensed consolidated balance sheets. Prior period balances remain unchanged.

The following is a rollforward of our allowance for doubtful accounts:

	Three Months Ended March 31,
(in millions)	2018	2017
Beginning balance	$68	$73
Net charges to expenses	4	3
Utilization of allowances	(5)	(1)
Ending balance	$67	$75

Inventories

	As of
(in millions)	March 31, 2018	December 31, 2017
Finished goods	$717	$685
Work-in-process	105	110
Raw materials	291	284
	$1,113	$1,078

Property, plant and equipment, net

	As of
(in millions)	March 31, 2018	December 31, 2017
Land	$103	$102
Buildings and improvements	1,132	1,120
Equipment, furniture and fixtures	3,246	3,183
Capital in progress	215	219
	4,696	4,625
Accumulated depreciation	(2,996)	(2,928)
	$1,700	$1,697

Depreciation expense was $68 million for the first quarter of 2018 and $63 million for the first quarter of 2017.

Accrued expenses

	As of
(in millions)	March 31, 2018	December 31, 2017
Legal reserves	$1,255	$1,176
Payroll and related liabilities	488	591
Accrued contingent consideration	62	36
Other	643	653
	$2,447	$2,456

Other long-term liabilities

	As of
(in millions)	March 31, 2018	December 31, 2017
Accrued income taxes	$1,119	$1,275
Legal reserves	256	436
Accrued contingent consideration	92	133
Other	787	525
	$2,254	$2,370

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2018	2017
Effective tax rate from continuing operations	8.0%	4.9%

The change in our reported tax rates for the first quarter of 2018, as compared to the same period in 2017, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items including impacts of the Tax Cuts and Jobs Act (TCJA), enacted on December 22, 2017.

As of March 31, 2018, we had $1.240 billion of gross unrecognized tax benefits, of which a net $1.157 billion, if recognized, would affect our effective tax rate. As of December 31, 2017, we had $1.238 billion of gross unrecognized tax benefits, of which a net $1.150 billion, if recognized, would affect our effective tax rate.

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

We do not agree with the transfer pricing methodologies applied by the IRS or its resulting assessment. We have filed petitions with the U.S. Tax Court contesting the Notices of Deficiency for the 2001 through 2007 tax years in challenge and submitted a letter to the IRS Office of Appeals protesting the Revenue Agent Report for the 2008 through 2010 tax years and requesting an administrative appeal hearing. The issues in dispute were scheduled to be heard in U.S. Tax Court in July 2016. On July 19, 2016, we entered into a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as the issues related to our transaction with Abbott Laboratories, for the 2001 through 2007 tax years. The Stipulation of Settled Issues was contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years as well as review by the United States Congress Joint Committee on Taxation (JCT). In October 2016, we reached an agreement in principle with the IRS Office of Appeals as to the resolution of transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement. The IRS has recalculated our final tax liabilities under this agreement for all of our tax years from 2001 through 2010 and the JCT has completed its review of the recalculations for the 2001 through 2010 tax years.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest through the date of payment with respect to the settled issues. If finalized, payments related to the resolution are expected in the next six months. We believe that our income tax reserves associated with these matters are adequate as of March 31, 2018 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues remains contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $675 million accrued for gross interest and penalties as of March 31, 2018 and $655 million as of December 31, 2017. We recognized net tax expense related to interest and penalties of $17 million during the first quarter of 2018 and $13 million in the first quarter of 2017.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing and transactional-related issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $897 million.

There are a number of key provisions under the TCJA that impact us and we continue to monitor and analyze the ramification of the new law as the implementation is executed. The final impact of the TCJA may differ from the estimates reported due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the U.S. Department of the Treasury and actions that we may take as a result. The TCJA reduces the US Federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described below and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment. In the first quarter of 2018, we recognized an additional tax benefit of $9 million, resulting in a total provisional estimate of $852 million related to the TCJA.

We are required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35 percent down to 21 percent based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. However, we are still analyzing certain aspects of the TCJA and refining our calculations based on the available information, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. As of March 31, 2018, we have not adjusted our provisional estimate related to re-measurement of our deferred tax balances. As of December 31, 2017, we recorded an estimated tax benefit of approximately $99 million.

We are required to calculate a one-time transition tax based on our total post-1986 foreign earnings and profits (E&P) that we previously deferred from U.S. income taxes. In the first quarter of 2018, we recognized an additional tax benefit of $9 million, which results in a revised provisional amount of approximately $1.035 billion. We anticipate offsetting this liability against existing tax attributes reducing the required payment to approximately $454 million which will be remitted over an eight year period. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries and we continue to refine the analysis. Additionally, no income taxes have been provided for any remaining undistributed foreign earnings that are not subject to the transition tax or any additional outside basis difference inherent in these entities, as we expect these amounts will remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable.

We are subject to a territorial tax system under the TCJA, in which we are required to provide for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. Additionally, we are required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of March 31, 2018, we are still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, we have not determined our accounting policy on the GILTI provisions. However, the standard requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in our estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

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

Our accrual for legal matters that are probable and estimable was $1.511 billion as of March 31, 2018 and $1.612 billion as of December 31, 2017 and includes certain estimated costs of settlement, damages and defense. As of March 31, 2018 and December 31, 2017, a portion of our legal accrual is funded and included in our restricted cash balance as disclosed in Note G – Supplemental Balance Sheet Information. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

Patent Litigation

On November 9, 2015, Edwards Lifesciences, LLC filed an invalidity claim against one of our subsidiaries, Sadra Medical, Inc. (Sadra), in the High Court of Justice, Chancery Division Patents Court in the United Kingdom, alleging that a European patent owned by Sadra relating to a repositionable heart valve is invalid. On January 15, 2016, we filed our defense and counterclaim for a declaration that our European patent is valid and infringed by Edwards. On February 25, 2016, we amended our counterclaim to allege infringement of a second patent related to adaptive sealing technology. A trial was held from January 18 to January 27, 2017. On March 3, 2017, the court found one of our patents valid and infringed and some claims of the second patent invalid and the remaining claims not infringed. Both parties have filed an appeal. On March 28, 2018, the Court of Appeals affirmed the decision of the High Court.

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation in the U.S. District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN™ 3 Valve infringes a patent related to adaptive sealing technology. On June 9, 2016, Edwards filed a counterclaim alleging that our Lotus™ Valve System infringes three patents owned by Edwards. On October 12, 2016, Edwards filed a petition for inter partes review of our patent with the U.S. Patent and Trademark Office (USPTO), Patent Trial and Appeal Board. On March 29, 2017, the USPTO granted the inter partes review request. On April 18, 2017, Edwards filed a second petition for inter partes review of our patent with the USPTO. On March 23, 2018, the USPTO found the patent invalid. The Company plans to appeal that decision.

On April 26, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser '550) owned by Edwards is infringed by our Lotus Transcatheter Heart Valve System. The trial began on February 7, 2017. On March 9, 2017, the court found that we infringed the Spenser '550 patent. The Company filed an appeal. The appeal hearing is scheduled for May 17, 2018. On April 13, 2018, the ‘550 patent was revoked by the European Patent Office.

On December 22, 2016, Edwards Lifesciences PVT, Inc. and Edwards Lifesciences SA (AG) filed a plenary summons against Boston Scientific Limited and Boston Scientific Group Public Company in the High Court of Ireland alleging that a European patent (Spenser) owned by Edwards is infringed by our Lotus Valve System. On April 13, 2018, the ‘550 patent was revoked by the European Patent Office.

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc. (TissueGen), served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. On March 12, 2018, the court dismissed the action and transferred it to the United States District Court for the District of Delaware.

Product Liability Litigation

As of April 24, 2018, approximately 49,500 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the United States and include eight putative class actions. There were also approximately 20 cases in Canada, inclusive of one certified and three putative class actions and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the United States District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of April 24, 2018, we have entered into master settlement agreements in principle or are in final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 47,500 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 47,500 cases and claims, approximately 21,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

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

Other Proceedings

Refer to Note H – Income Taxes for information regarding our tax litigation.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2018	2017
Weighted average shares outstanding - basic	1,376.5	1,365.4
Net effect of common stock equivalents	20.2	24.8
Weighted average shares outstanding - assuming dilution	1,396.8	1,390.2

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

We issued approximately six million shares of our common stock in the first quarter of 2018 and seven million shares of our common stock in the first quarter of 2017, following the exercise of underlying stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first three months of 2018 or 2017.

NOTE K – SEGMENT REPORTING

We have three reportable segments comprised of MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments.
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding intersegment profits. In 2017, we updated our presentation of segment net sales and operating income to the impact of foreign currency fluctuations, since our chief operating decision maker (CODM) reviews operating results both including and excluding the impact of foreign currency fluctuations and the following presentation more closely aligns to our consolidated financial statements. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items and litigation-related items. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.

Effective January 1, 2018, following organizational changes to align the company's business and organization structure focused on active implantable devices, we revised our reportable segments, in accordance with FASB ASC Topic 280, Segment Reporting. The revision reflects a reclassification of our Neuromodulation business from our Medical Surgical (MedSurg) segment to our newly created Rhythm and Neuro segment. We have revised prior year amounts to conform to the current year’s presentation (as denoted with an asterisk throughout *). There was no revision to operating segments or reporting units as a result of the organizational change.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in millions)	2018	2017

Net sales
MedSurg*	$711	$641
Rhythm and Neuro*	736	668
Cardiovascular	933	851
	$2,379	$2,160

Income (loss) before income taxes
MedSurg*	$259	$215
Rhythm and Neuro*	153	109
Cardiovascular	290	233
Operating income allocated to reportable segments	703	557
Corporate expenses, including hedging activities	(100)	(61)
Intangible asset impairment charges, acquisition-related, restructuring- and restructuring-related and litigation-related net credits (charges)	(54)	11
Amortization expense	(141)	(143)
Operating income (loss)	407	364
Other expense, net	(84)	(59)
Income (loss) before income taxes	$323	$305

	Three Months Ended March 31,
Operating income as a percentage of segment net sales	2018	2017
MedSurg*	36.4%	33.5%
Rhythm and Neuro*	20.8%	16.3%
Cardiovascular	31.1%	27.3%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region:

	Three Months Ended March 31,
Businesses (in millions)	2018	2017
Endoscopy
U.S.	$231	$215
International	187	164
Worldwide	418	379

Urology and Pelvic Health
U.S.	197	183
International	96	79
Worldwide	293	262

Cardiac Rhythm Management
U.S.	290	283
International	203	180
Worldwide	493	463

Electrophysiology
U.S.	35	32
International	39	32
Worldwide	75	64

Neuromodulation
U.S.	131	116
International	38	25
Worldwide	169	141

Interventional Cardiology
U.S.	281	278
International	364	312
Worldwide	645	590

Peripheral Interventions
U.S.	145	142
International	142	119
Worldwide	288	261

Total Company
U.S.	1,310	1,249
International	1,069	911
Net Sales	$2,379	$2,160

	Three Months Ended March 31,
Geographic Regions (in millions)	2018	2017
U.S.	$1,310	$1,249
EMEA (Europe, Middle East and Africa)	563	454
APAC (Asia-Pacific)	415	371
LACA (Latin America and Canada)	91	84
	$2,379	$2,160

Emerging Markets (1)	$255	$208
(1) Emerging Markets is defined as certain countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Currently, we include 20 countries in our definition of Emerging Markets.

We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be earned when all of the following criteria are met: we have a contract with a customer that creates enforceable rights and obligations; promised products or services are identified; the transaction price, or the amount we expect to receive, is determinable and we have transferred control of the promised items to the customer. Transfer of control is evidenced upon passage of title and risk of loss to the customer unless we are required to provide additional services. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and record these costs as a selling expense when incurred. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically 30 days in the U.S., but may be longer in international markets.

Deferred Revenue

We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received or due in advance of our performance. When we sell a device with a future service obligation, we defer revenue on the unfulfilled performance obligation and recognize this revenue over the related service period. Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE™ Patient Management System, which represents a future service obligation. Generally, we do not have observable evidence of the standalone selling price related to our future service obligations; therefore we estimate the selling price using an expected cost plus a margin approach. We allocate the transaction price using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

Contract liabilities are classified as other current liabilities and other long-term liabilities on the balance sheet. Our deferred revenue balance as of March 31, 2018 was $393 million and $411 million as of January 1, 2018. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. During the first quarter of 2018, we recognized $26 million of revenue that was included in the above January 1, 2018 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. We base our estimate for sales returns upon historical trends and record the amount as a reduction to revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to sales returns and could cause actual returns to differ from these estimates.

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

Capitalized Contract Costs

We capitalize commission fees related to contracts with customers when the associated revenue is expected to be earned over a period that exceeds one year. Deferred commissions are primarily related to the sale of devices enabled with our LATITUDE Patient Management System. We have elected to expense commission costs when incurred for contracts with an expected duration of one year or less. Capitalized commission fees are amortized over the period the associated products or services are transferred. Similarly, we capitalize certain recoverable costs related to the delivery of the LATITUDE Remote Monitoring Service. These fulfillment costs are amortized over the average service period. Our total capitalized contract costs are immaterial to our consolidated financial statements.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of other comprehensive income, net of tax.

Three Months Ended March 31, 2018
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Balance as of December 31, 2017	$(32)	$1	$(1)	$(27)	$(59)
Other comprehensive income (loss) before reclassifications	10	(91)	—	—	(81)
(Income) loss amounts reclassified from accumulated other comprehensive income	—	12	1	—	13
Net current-period other comprehensive income (loss)	10	(80)	—	—	(69)
Balance as of March 31, 2018	$(22)	$(79)	$—	$(27)	$(128)

Three Months Ended March 31, 2017
(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Balance as of December 31, 2016	$(79)	$107	$(6)	$(21)	$1
Other comprehensive income (loss) before reclassifications	8	(37)	—	(3)	(32)
(Income) loss amounts reclassified from accumulated other comprehensive income	—	(18)	—	3	(15)
Net current-period other comprehensive income (loss)	8	(55)	—	—	(47)
Balance as of March 31, 2017	$(71)	$52	$(6)	$(21)	$(46)

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on the reclassifications related to derivatives.

We adopted Update No. 2016-01 in the first quarter of 2018, as a result of adopting the standard, we recorded a cumulative effect adjustment to retained earnings for unrealized gains and losses for available-for-sale securities previously recorded to accumulated other comprehensive income.

The gains and losses on defined benefit and pension related items before reclassifications and gains and losses on defined benefit and pension items reclassified from accumulated other comprehensive income were reduced by immaterial income tax impacts in the first three months of 2018 and 2017.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our unaudited condensed consolidated financial statements.

Standards to be Implemented

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). The purpose of Update No. 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Update No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted and a modified retrospective approach is required for adoption. While we are still in the process of determining the effect that the new standard will have on our financial position and results of operations, we expect to recognize additional assets and corresponding liabilities on our consolidated balance sheets, as a result of our operating lease portfolio as it exists at the date we adopt the new standard. Please refer to Note F - Lease and Other Purchase Obligations in our most recent Annual Report on Form 10-K for information regarding our most current lease activity. Additionally, we are in the process of implementing a new lease administration and lease accounting system, and updating our controls and procedures for maintaining and accounting for our lease portfolio under the new standard. As a result, we anticipate adopting the new standard on January 1, 2019.

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

Introduction

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including cardiovascular, digestive, respiratory, urological, pelvic health and neurological conditions. We continue to innovate in these areas and are intent on extending our innovations into new geographies and high-growth adjacency markets. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

Financial Summary

Three Months Ended March 31, 2018

Our net sales for the first quarter of 2018 were $2.379 billion, as compared to net sales of $2.160 billion for the first quarter of 2017, an increase of $219 million, or 10.1 percent. Our operational net sales, which exclude a 390 basis point impact of foreign currency fluctuations, increased $136 million, or 6.2 percent as compared to the same period in the prior year.1 This increase in the first quarter of 2018 included operational net sales of $21 million, with no prior year period related net sales, due to the acquisition of Symetis SA (Symetis) during the second quarter of 2017. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first quarter of 2018 was $298 million, or $0.21 per share. Our reported results for the first quarter of 2018 included certain charges and/or credits totaling $157 million (after-tax), or $0.11 per share. Adjusted net income, which excludes these items, for the first quarter of 2018, was $455 million, or $0.33 per share.1

Our reported net income for the first quarter of 2017 was $290 million, or $0.21 per share. Our reported results for the first quarter of 2017 included certain charges and/or credits totaling $107 million (after-tax), or $0.08 per share. Excluding these items, net income for the first quarter of 2017, was $397 million, or $0.29 per share.1

1Operational net sales, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended March 31, 2018
in millions, except per share data	Net income (loss)	Impact per share
GAAP net income (loss)	$298	$0.21
Non-GAAP adjustments:
Amortization expense	119	0.08
Intangible asset impairment charges	1	0.00
Acquisition-related net charges (credits)	20	0.01
Restructuring and restructuring-related net charges (credits)	22	0.02
Investment impairment charges	5	0.00
Tax Cuts and Jobs Act net charges	(9)	(0.01)
Adjusted net income	$455	$0.33

	Three Months Ended March 31, 2017
in millions, except per share data	Net income (loss)	Impact per share
GAAP net income (loss)	$290	$0.21
Non-GAAP adjustments:
Amortization expense	122	0.09
Acquisition-related net charges (credits)	(32)	(0.02)
Restructuring and restructuring-related net charges (credits)	15	0.01
Litigation-related net charges (credits)	2	0.00
Adjusted net income	$397	$0.29

Cash provided by operating activities was $193 million for the first three months of 2018. As of March 31, 2018, we had total debt of $5.765 billion, cash and cash equivalents of $287 million and a working capital deficit of $908 million. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported basis and operational basis.

	Three Months Ended March 31, 2018		Change
			Reported Basis	Less: Impact of Foreign Currency	Operational Basis
(in millions)	2018	2017
Endoscopy	$418	$379	10.2%	4.0%	6.2%
Urology and Pelvic Health	293	262	11.8%	2.6%	9.2%
MedSurg*	711	641	10.9%	3.5%	7.4%
Cardiac Rhythm Management	493	463	6.5%	4.1%	2.4%
Electrophysiology	75	64	17.2%	5.7%	11.5%
Neuromodulation	169	141	19.3%	2.1%	17.2%
Rhythm and Neuro*	736	668	10.2%	3.8%	6.4%
Interventional Cardiology	645	590	9.3%	4.5%	4.8%
Peripheral Interventions	288	261	10.1%	4.1%	6.0%
Cardiovascular	933	851	9.5%	4.3%	5.2%

Net Sales	$2,379	$2,160	10.1%	3.9%	6.2%

Effective January 1, 2018, following organizational changes to align the company's business and organization structure focused on active implantable devices, we revised our reportable segments, in accordance with FASB ASC Topic 280, Segment Reporting. The revision reflects a reclassification of our Neuromodulation business from our Medical Surgical (MedSurg) segment to our newly created Rhythm and Neuro segment. We have revised prior year amounts to conform to the current year’s presentation (as denoted with an asterisk throughout *). There was no revision to operating segments or reporting units as a result of the organizational change.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies.

Our net sales of Endoscopy products of $418 million represented approximately 18 percent of our consolidated net sales for the first quarter of 2018. Our Endoscopy net sales increased $39 million, or 10.2 percent, in the first quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 400 basis point impact of foreign currency fluctuations, increased 6.2 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth across several of our key product franchises, including our hemostasis franchise featuring our Resolution 360™ Clips, our biliary franchise with our SpyGlass™ DS Direct Visualization System and AXIOS™ Stent and Delivery System for endoscopic ultrasound-guided transluminal drainage of symptomatic pancreatic pseudocysts, as well as our infection prevention products and pathology services.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia, erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps.

Our net sales of Urology and Pelvic Health products of $293 million represented approximately 12 percent of our consolidated net sales for the first quarter of 2018. Urology and Pelvic Health net sales increased $31 million, or 11.8 percent in the first quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 260 basis point impact of foreign currency fluctuations, increased 9.2 percent as compared to the same period in the prior year. This year-over-year increase was primarily attributable to growth in sales of our kidney stone products, including our LithoVue™ Digital Flexible Ureteroscope, our benign prostatic hyperplasia (BPH) business, and our men's health products, as well as growth across all of our franchises internationally.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities.

Our net sales of CRM products of $493 million represented approximately 21 percent of our consolidated net sales for the first quarter of 2018. Our net sales of CRM products increased $30 million, or 6.5 percent, in the first quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 410 basis point impact of foreign currency fluctuations, increased 2.4 percent as compared to the same period in the prior year. This year-over-year increase was driven by continued EMBLEM™ Subcutaneous Implantable Cardiac Defibrillator (S-ICD) market penetration, the ongoing launch of our RESONATE™ family of implantable cardioverter defibrillators (ICD) and implantable cardiac resynchronization therapy defibrillators (CRT-D) in the U.S. and Europe, as well as the favorable impact from U.S. magnetic resonance imaging (MRI) safe conditional labeling, which was approved by the FDA in September 2017. Our defibrillator growth was partially offset by softness in pacemaker sales.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and variety of capital equipment used in the electrophysiology lab.

Our net sales of Electrophysiology products of $75 million represented approximately three percent of our consolidated net sales for the first quarter of 2018. Our Electrophysiology net sales increased $11 million, or 17.2 percent, in the first quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 570 basis point impact of foreign currency fluctuations, increased 11.5 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by increased sales of our next generation Rhythmia™ Mapping System, Rhythmia HDx™ Mapping System, related therapeutic and diagnostic catheters, and accessories.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain.

Our net sales of Neuromodulation products of $169 million represented approximately seven percent of our consolidated net sales for the first quarter of 2018. Neuromodulation net sales increased $27 million, or 19.3 percent, in the first quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 210 basis point impact of foreign currency fluctuations, increased 17.2 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by continued adoption of our Precision Montage™ Spinal Cord Stimulator and the launch of Spectra Wavewriter TM Technology SCS System and our Vercise™ Deep Brain Stimulation System in the U.S. combined with an increase in international sales.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions. Our broad, innovative product offerings have enabled us to become a leader in the global interventional cardiology market.

Our net sales of Interventional Cardiology products of $645 million represented approximately 27 percent of our consolidated net sales for the first quarter of 2018. Our Interventional Cardiology net sales increased $55 million, or 9.3 percent, in the first quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 450 basis point impact of foreign currency fluctuations, increased 4.8 percent as compared to the same period in the prior year. This year-over-year increase was primarily related to sales of our complex percutaneous coronary interventions (PCI) product offerings driven by new launches, our structural heart product offerings including the WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device and the ACURATE™ Transcatheter Aortic Valve, which was part of our Symetis acquisition in May 2017. Growth was partially offset by price challenges within the global drug-eluting coronary stent (DES) market, coupled with a strong prior period comparison for global DES.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products used to diagnose and treat peripheral arterial diseases, including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular diseases, as well as products to diagnose, treat and ease various forms of cancer.

Our net sales of Peripheral Interventions products of $288 million represented approximately 12 percent of our consolidated net sales for the first quarter of 2018. Our Peripheral Interventions net sales increased $26 million, or 10.1 percent, in the first quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 410 basis point impact of foreign currency fluctuations, increased 6.0 percent as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth in our core franchises, particularly our stent portfolio, our drug-eluting product franchise and our atherectomy systems.

Emerging Markets

As part of our strategic imperatives to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented 10.7 percent of our consolidated net sales in the first quarter of 2018 and 9.6 percent in the first quarter of 2017. In the first quarter of 2018, our Emerging Market net sales grew 22.6 percent on a reported basis and excluding a 540 basis point impact of foreign currency fluctuations, grew 17.2 percent on an operational basis, both as compared to the same period in the prior year.

Gross Profit

Our gross profit was $1.707 billion for the first quarter of 2018 and $1.510 billion for the first quarter of 2017. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Three Months
Gross profit margin - period ended March 31, 2017	69.9%
Manufacturing cost reductions	1.7
Sales pricing and mix	0.5
Net impact of foreign currency	(1.9)
All other, including inventory changes and other period expense	1.5
Gross profit margin - period ended March 31, 2018	71.7%

The primary factors contributing to the increase in our gross profit margins during the first quarter, as compared to the same period in 2017, were the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs, along with the 180 basis point impact in the first quarter of 2017 primarily associated with the voluntary removal of Lotus™ Valve Devices from global, commercial and clinical sites. Partially offsetting these factors was the net negative impact of foreign currency fluctuations.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2018		2017
		% of Net		% of Net
(in millions)	$	Sales	$	Sales
Selling, general and administrative expenses	860	36.1%	794	36.8%
Research and development expenses	261	11.0%	235	10.9%
Royalty expense	18	0.7%	17	0.8%

Selling, General and Administrative (SG&A) Expenses

In the first quarter of 2018, our SG&A expenses increased $66 million, or eight percent, as compared to the first quarter of 2017 and were 70 basis points lower as a percentage of net sales. The decrease in SG&A as a percentage of sales was primarily driven by the benefit of our targeted initiatives focused on reducing SG&A, including end-to-end business process streamlining and automation, expansion of global shared services, and leveraging global sourcing.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the first quarter of 2018, our R&D expenses increased $26 million, as compared to the first quarter of 2017 and were relatively flat at approximately 11 percent of net sales for both periods as a result of investments across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

Our royalty expense was $18 million in the first quarter of 2018, as compared to $17 million in the first quarter of 2017, remaining relatively flat at approximately one percent of net sales for both periods.

Amortization Expense

Our amortization expense was $141 million in the first quarter of 2018, as compared to $143 million in the first quarter of 2017. Amortization expense is excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense

We recorded a net expense of $5 million during the first quarter of 2018 and a net benefit of $50 million during the first quarter of 2017 related to the change in fair value of our contingent consideration liabilities. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense is excluded by management for purposes of evaluating operating performance.

Restructuring Charges and Restructuring-related Activities

The following table provides a summary of our restructuring and restructuring-related charges and cash payments:

	Three Months Ended March 31,
(in millions)	2018	2017
Total restructuring charges	$13	$4
Total restructuring-related charges	$15	$15

Total cash payments	$25	$16

Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $275 million to $325 million and reduce gross annual expenses by approximately $165 million to $175 million by the end of 2020 as plan benefits are realized. A substantial portion of these savings will be reinvested in strategic growth initiatives.

Refer to Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related charges and credits

Litigation-related net charges were immaterial in the first quarter of 2018 and 2017. Litigation-related charges (credits) are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense
The following table provides a summary of our interest expense and average borrowing rate:

(in millions)	Three Months Ended March 31,
	2018	2017
Interest expense	$(61)	$(57)

Average borrowing rate	4.1%	4.0%

Refer to Liquidity and Capital Resources and Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of Other, net:

	Three Months Ended March 31,
(in millions)	2018	2017
Interest income	$1	$1
Net foreign currency gain (loss)	(8)	—
Net gains (losses) on investments	(13)	—
Other income (expense), net	(3)	(3)
	$(23)	$(2)

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2018	2017
Effective tax rate from continuing operations	8.0%	4.9%

The change in our reported tax rates for the first quarter of 2018, as compared to the same period in 2017, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items including impacts of the Tax Cuts and Jobs Act (TCJA), enacted on December 22, 2017.

We are contesting in U.S. Tax Court significant proposed adjustments from the Internal Revenue Service (IRS) related to its audit of our transfer pricing methodologies for the 2001 through 2007 tax years. The IRS also proposed similar transfer pricing adjustments for the 2008 through 2010 tax years. We disagree with the transfer pricing methodologies being applied by the IRS and we were scheduled to go to trial in the U.S. Tax Court in late July 2016. On July 19, 2016, we entered a Stipulation of Settled Issues with the IRS intended to resolve all of the aforementioned transfer pricing issues, as well as issues related to our transaction with Abbott Laboratories, for the 2001 through 2007 tax years. The Stipulation of Settled Issues is contingent upon the IRS Office of Appeals applying the same basis of settlement to all transfer pricing issues for the Company’s 2008, 2009 and 2010 tax years as well as review by the United States Congress Joint Committee on Taxation (JCT). In October 2016, we reached an agreement in principle with the IRS Office of Appeals as to the resolution of the transfer pricing issues in 2008, 2009 and 2010 tax years, subject to additional calculations of tax as well as documentation to memorialize our agreement. The IRS has recalculated our final tax liabilities under this agreement for all of our tax years from 2001 through 2010 and the JCT has completed its review of the recalculations for the 2001 through 2010 tax years.

In the event that the conditions in the Stipulation of Settled Items are satisfied, we expect to make net tax payments of approximately $275 million, plus interest through the date of payment with respect to the settled issues. If finalized, payments related to the resolution are expected in the next six months. We believe that our income tax reserves associated with these matters are adequate as of March 31, 2018 and we do not expect to recognize any additional charges related to resolution of this controversy. However, the final resolution of these issues remains contingent and if the Stipulation of Settled Issues is not finalized, it could have a material impact on our financial condition, results of operations, or cash flows.

Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2018, there were changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K related to the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers on January 1, 2018, as described below.
Revenue Recognition
Post Implant Services
We provide non-contractual services to customers to ensure the safe and effective use of certain implanted devices. These promises are immaterial in the context of the contract.  In accordance with FASB ASC Topic 606, because the revenue related to the immaterial services is recognized before they are delivered, we forward accrue the costs to provide these services at the time the devices are sold. We record these costs to selling, general and administrative expenses. We estimate the amount of time spent by our representatives performing these services and their compensation throughout the device life to determine the service cost.  Changes to our business practice or the use of alternative estimates could result in a different amount of accrued cost. Refer to Note L – Revenue for further information on our adoption of FASB ASC Topic 606.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due, fund possible mergers and/or acquisitions and service and repay our existing debt for the next twelve months.

As of March 31, 2018, we had $287 million of cash and cash equivalents on hand, comprised of $42 million invested in money market and government funds and $245 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.250 billion commercial paper program, which is backed by our 2017 revolving credit facility described below. As of March 31, 2018, we had $886 million in commercial paper debt outstanding resulting in an additional $1.364 billion of available liquidity and $70 million outstanding resulting in an additional $330 million of available liquidity under our credit facility secured by our U.S. trade receivables both described below.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2018	2017
		(restated)†
Cash provided by (used for) operating activities	$193	$(7)
Cash provided by (used for) investing activities	(173)	(140)
Cash provided by (used for) financing activities	130	(15)
†Certain prior year balances related to restricted cash have been reclassified to reflect our adoption of FASB ASC Update No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash in the fourth quarter of 2017. Please refer to our most recent annual report on Form 10-K for additional details.

Operating Activities

During the first three months of 2018, cash provided by operating activities was $193 million, as compared to cash used for operating activities of $7 million during the first three months of 2017, an increase of $200 million. The increase was primarily due to a reduction in litigation-related payments primarily associated with the transvaginal surgical mesh product liability cases and changes in working capital.

Investing Activities

During the first three months of 2018, cash used for investing activities primarily relates to purchases of property, plant and equipment of $60 million and payments related to strategic investments and acquisitions of certain technologies of $103 million, primarily related to our $90 million investment in Millipede, Inc. During the first three months of 2017, cash used for investing activities primarily included purchases of property, plant and equipment of $112 million and payments related to strategic investments and issuances of notes receivable of $28 million.

Financing Activities

Our cash flows for financing activities reflect issuances and repayments of debt, along with cash used to net share settle employee equity awards and stock issuances related to our equity incentive programs. Additionally, our financing activities included $18 million of contingent payments in the first three months of 2017.

Debt

We had total debt of $5.765 billion as of March 31, 2018 and $5.616 billion as of December 31, 2017. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			March 31, 2018	December 31, 2017
October 2018 Notes	August 2013	October 2018	—	†	2.650%
January 2020 Notes	December 2009	January 2020	850	850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2028 Notes	February 2018	March 2028	1,000	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount		2020 - 2040	(14)	(6)
Unamortized Deferred Financing Costs		2020 - 2040	(19)	(18)
Unamortized Gain on Fair Value Hedges		2020 - 2023	35	38
Capital Lease Obligation		Various	1	1
Long-term debt			$4,803	$3,815
†As of December 31, 2017, $600 million under the October 2018 Notes was outstanding and classified as short-term debt.

Note:	The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility
As of March 31, 2018 and December 31, 2017, we maintained a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks that matures on August 4, 2022. This facility provides backing for the commercial paper program described below. There were no amounts borrowed under our revolving credit facility as of March 31, 2018 and December 31, 2017.

The 2017 Facility requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of March 31, 2018	as of March 31, 2018
Maximum leverage ratio (1)	3.5 times	2.2 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2018, we had $415 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Facility, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Facility, provided that the sum of any excluded net cash litigation payments does not exceed $2.624 billion in the aggregate. As of March 31, 2018, we had $1.690 billion of the legal exclusion remaining.

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

Commercial Paper
As of March 31, 2018, we had $886 million of commercial paper outstanding and $1.197 billion outstanding as of December 31, 2017. Our commercial paper program is backed by the 2017 Facility, which allows us to have a maximum of $2.250 billion in commercial paper outstanding. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of March 31, 2018, the commercial paper issued and outstanding had a weighted average maturity of 22 days and a weighted average yield of 2.46 percent. As of December 31, 2017, the commercial paper issued and outstanding had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Senior Notes

We had senior notes outstanding of $4.800 billion as of March 31, 2018 and $4.400 billion as of December 31, 2017.

In February 2018, we completed an offering of $1.000 billion in aggregate principal amount of 4.000% senior notes, due March 2028. We used a portion of the net proceeds from the offering to repay the $600 million plus accrued interest of our 2.650% senior notes due in October 2018. The remaining proceeds were used to repay a portion of our outstanding commercial paper.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to borrowings under our credit and security facility, and to the extent borrowed by our subsidiaries, to liabilities of our subsidiaries (see Other Arrangements below).

Other Arrangements

As of March 31, 2018 and December 31, 2017, we maintained a $400 million credit and security facility secured by our U.S. trade receivables maturing in February 2019. We had outstanding borrowings of $70 million as of March 31, 2018 and no outstanding borrowings as of December 31, 2017 under our credit and security facility.

We have accounts receivable factoring programs in certain European countries that we account for as sales under FASB ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, of up to approximately $463 million as of March 31, 2018. We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $178 million of receivables as of March 31, 2018 at an average interest rate of 2.1 percent and $171 million as of December 31, 2017 at an average interest rate of 1.8 percent.

In March 2018, we entered into a factoring agreement with a commercial Japanese bank. The agreement provides for the sale of accounts receivable and promissory notes of up to 30.000 billion Japanese yen (approximately $282 million as of March 31, 2018). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $95 million of receivables as of March 31, 2018 at an average interest rate of 0.5 percent.

In addition, we have uncommitted credit facilities with a commercial Japanese bank that provide for accounts receivable factoring and promissory notes discounting of up to 22.000 billion Japanese yen (approximately $207 million as of March 31, 2018). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $124 million of notes receivable as of March 31, 2018 at an average interest rate of 1.5 percent and $157 million of notes receivable as of December 31, 2017 at an average interest rate of 1.3 percent. De-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.

As of and through March 31, 2018, we were in compliance with all the required covenants related to our debt obligations.
Equity
We received $38 million during the first three months of 2018 and $33 million during the first three months of 2017 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first three months of 2018 and 2017. As of March 31, 2018, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $36 million for the first quarter of 2018 and $30 million for the first quarter of 2017.
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
Legal Matters
For a discussion of our material legal proceedings see Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note J – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2017 is included in Note A – Basis of Presentation and information regarding new accounting pronouncements to be implemented is included in Note N – New Accounting Pronouncements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Additional Information

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (earnings) and adjusted net income (earnings) per share that exclude certain amounts and operational net sales growth that exclude the impact of foreign currency fluctuations. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (earnings) and adjusted net income (earnings) per share we exclude certain charges (credits) from GAAP net income, including amortization expense, intangible asset impairment charges, acquisition-related net charges (credits), restructuring and restructuring-related net charges (credits), litigation-related net charges (credits), certain investment impairment charges and certain discrete tax items, including net income tax charges resulting from the enactment of the TCJA. Amounts are tax effected at the company's effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item.

The GAAP financial measures most directly comparable to adjusted net income and adjusted net income per share is GAAP net income and GAAP net income per share.

To calculate operational net sales, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to operational net sales is net sales on a GAAP basis.

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report on Form 10-Q.

Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from our operating segments’ measures of net sales and profit or loss. These adjustments are excluded from the segment measures reported to our chief operating decision maker that are used to make operating decisions and assess performance.

We believe that presenting adjusted net income, adjusted net income per share that exclude certain amounts and operational net sales growth that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

•	Our ability to retain and attract key personnel,

•	The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including the associated timing and cost of product approval, and

•
The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies.

Regulatory Compliance, Litigation and Data Protection

•
The impact of healthcare policy changes and legislative or regulatory efforts in the U.S. and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other healthcare reform legislation,

•
Risks associated with our regulatory compliance and quality systems and activities in the U.S. and around the world, including meeting regulatory standards applicable to manufacturing and quality processes,

•
Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and processes and the ongoing inherent risk of potential physician advisories related to medical devices,

•
The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act and similar laws in other jurisdictions, U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions, and U.S. and foreign export control, trade embargo and customs laws,

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

•	The possibility of failure to protect our intellectual property rights and the outcome of patent litigation, and

•
Our ability to properly operate our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations.

Innovation and Certain Growth Initiatives

•
The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•
Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•
Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable revenue growth opportunities as well as to keep them in line with the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•
Our ability to successfully develop, manufacture and market new products and technologies in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•
The impact of our failure to succeed at our decision to discontinue, write-down or reduce the funding of any of our research and development projects, including in-process projects from in-process research and development, in our growth adjacencies or otherwise,

•
Dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments, and

•	The failure to successfully integrate and realize the expected benefits from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•	Our dependency on international net sales to achieve growth, including in emerging markets,

•	The impact of changes in our international structure and leadership,

•
The timing and collectability of customer payments, political and economic conditions (including the impact of the United Kingdom's exit from the EU, often referred to as "Brexit"), protection of our intellectual property, compliance with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and similar laws in other jurisdictions and U.S. and foreign export control, trade embargo and customs laws, as well as changes in reimbursement practices and policies,

•
Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in product diversification and emerging markets such as Brazil, Russia, India and China,

•	Our ability to execute and realize anticipated benefits from our investments in emerging markets, and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, any litigation settlements and judgments, share repurchases and strategic investments and acquisitions as well as maintaining our investment grade ratings and managing our debt levels and covenant compliance,

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us,

•	The unfavorable resolution of open tax matters, exposure to additional tax liabilities and the impact of changes in U.S. and international tax laws,

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations,

•	The possibility of counterparty default on our derivative financial instruments,

•	The impact of goodwill and other intangible asset impairment charges, including on our results of operations, and

•	Our ability to collect outstanding and future receivables and/or sell receivables under our factoring programs.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $6.161 billion as of March 31, 2018 and $5.923 billion as of December 31, 2017. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $350 million as of March 31, 2018 as compared to $321 million as of December 31, 2017. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $428 million as of March 31, 2018 as compared to $421 million as of December 31, 2017. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2018 and December 31, 2017. As of March 31, 2018, $4.800 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 84 percent of our total debt.
Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the three month period ended March 31, 2018, we implemented certain controls related to the adoption of FASB ASC Topic 606, effective January 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

4.1
Indenture dated as of May 29, 2013, between Boston Scientific Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Commission File No. 333-188918) filed on May 29, 2013 and incorporated herein by reference).

4.2	4.000% Senior Note due 2028 (incorporated herein by reference to exhibit 4.2, Current Report on Form 8-K dated February 26, 2018, File No. 1-11083).

10.1*	Form of Non-Qualified Stock Option Agreement under the 2011 Long Term Incentive Plan#

10.2*	Form of Global Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan#

10.3*	Form of 2018 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return)#

10.4*	Form of 2018 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow)#

10.5*	Form of Acquisition-Related Non-Qualified Stock Option Award Agreement under the 2011 Long-Term Incentive Plan#

10.6*	Form of Acquisition-Related Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan#

10.7*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2011 Long-Term Incentive Plan#

10.8*	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors under the 2011 Long-Term Incentive Plan#

10.9*	Form of Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the 2011 Long-Term Incentive Plan#

10.10
Underwriting Agreement, dated February 22, 2018, as supplemented by the Terms Agreement, dated February 22, 2018, among Boston Scientific Corporation and Barclays Capital Inc., Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc., as representatives of the underwriters (incorporated herein by reference to Exhibit 1.1, Current Report on Form 8-K dated February 26, 2018, File No. 1-11083.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2018.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer