Form 10-Q
period 2018-06-30
BOSTON SCIENTIFIC CORP
filed 2018-07-31
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 25, 2018
Common Stock, $0.01 par value	1,382,924,777

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017

Net sales	$2,490	$2,257	$4,870	$4,418
Cost of products sold	739	632	1,411	1,282
Gross profit	1,751	1,625	3,458	3,136

Operating expenses:
Selling, general and administrative expenses	886	815	1,746	1,609
Research and development expenses	275	244	536	480
Royalty expense	17	17	35	34
Amortization expense	147	142	288	285
Intangible asset impairment charges	34	—	35	—
Contingent consideration expense (benefit)	(4)	(24)	1	(74)
Restructuring charges (credits)	5	1	18	5
Litigation-related net charges (credits)	—	205	—	208
	1,359	1,400	2,659	2,547
Operating income (loss)	392	225	799	589

Other income (expense):
Interest expense	(57)	(58)	(119)	(115)
Other, net	12	(76)	(11)	(78)
Income (loss) before income taxes	347	91	670	396
Income tax expense (benefit)	(209)	(55)	(183)	(40)
Net income (loss)	$555	$146	$853	$436

Net income (loss) per common share — basic	$0.40	$0.11	$0.62	$0.32
Net income (loss) per common share — assuming dilution	$0.40	$0.11	$0.61	$0.31

Weighted-average shares outstanding
Basic	1,380.5	1,369.8	1,378.5	1,367.6
Assuming dilution	1,398.9	1,391.1	1,397.8	1,390.6

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Net income (loss)	$555	$146	$853	$436
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(45)	13	(36)	21
Net change in derivative financial instruments	158	(21)	78	(76)
Net change in available-for-sale securities	—	2	—	2
Net change in unrealized costs associated with certain retirement plans	—	(1)	—	(1)
Total other comprehensive income (loss)	112	(7)	42	(54)
Total comprehensive income (loss)	$668	$139	$895	$382

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208	$188
Trade accounts receivable, net	1,587	1,548
Inventories	1,087	1,078
Prepaid income taxes	46	66
Other current assets	1,001	942
Total current assets	3,929	3,822
Property, plant and equipment, net	1,715	1,697
Goodwill	7,242	6,998
Other intangible assets, net	5,934	5,837
Other long-term assets	796	688
TOTAL ASSETS	$19,615	$19,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,685	$1,801
Accounts payable	403	530
Accrued expenses	2,266	2,456
Other current liabilities	399	867
Total current liabilities	4,753	5,654
Long-term debt	4,808	3,815
Deferred income taxes	364	191
Other long-term liabilities	1,945	2,370

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,628,876,252 shares as of June 30, 2018 and 1,621,062,898 shares as of December 31, 2017	16	16
Treasury stock, at cost - 247,566,270 shares as of June 30, 2018 and December 31, 2017	(1,717)	(1,717)
Additional paid-in capital	17,231	17,161
Accumulated deficit	(7,770)	(8,390)
Accumulated other comprehensive income (loss), net of tax	(16)	(59)
Total stockholders’ equity	7,744	7,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,615	$19,042

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2018	2017
		(restated)†
Cash provided by (used for) operating activities	$(210)	$290

Investing activities:
Purchases of property, plant and equipment	(134)	(180)
Payments for acquisitions of businesses, net of cash acquired	(418)	(392)
Payments for investments and acquisitions of certain technologies	(112)	(47)
Cash provided by (used for) investing activities	(664)	(619)

Financing activities:
Payment of contingent consideration amounts previously established in purchase accounting	(5)	(18)
Payments on long-term borrowings	(602)	(600)
Proceeds from long-term borrowings, net of debt issuance and extinguishment costs	989	—
Net increase (decrease) in commercial paper	472	1,013
Proceeds from borrowings on credit facilities	569	2,156
Payments on borrowings from credit facilities	(569)	(2,216)
Cash used to net share settle employee equity awards	(52)	(62)
Proceeds from issuances of shares of common stock	53	44
Cash provided by (used for) financing activities	856	317

Effect of foreign exchange rates on cash	(5)	2

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(23)	(11)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,017	487
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$994	$476

Supplemental Information
Stock-based compensation expense	$68	$62
Fair value of contingent consideration recorded in purchase accounting	140	—

	As of
Reconciliation to amounts within the unaudited condensed consolidated balance sheets:	June 30, 2018	June 30, 2017
Cash and cash equivalents	$208	$195
Restricted cash and restricted cash equivalents included in Other current assets	756	255
Restricted cash equivalents included in Other long-term assets	31	27
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$994	$476
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheet for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and six months ended June 30, 2018. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note I – Commitments and Contingencies for more information.

Accounting Standards Implemented Since December 31, 2017

ASC Update No. 2014-09

In May 2014, the FASB issued FASB ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which was subsequently updated. We adopted the standard as of January 1, 2018, using the modified retrospective method. Under this method, we applied FASB ASC Topic 606 to contracts that were not complete as of January 1, 2018 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented in accordance with FASB ASC Topic 606. Prior period amounts are not adjusted and are reported in accordance with legacy GAAP requirements in FASB ASC Topic 605, Revenue Recognition.

Due to the adoption of FASB ASC Topic 606, we recorded a net reduction to retained earnings of $177 million on January 1, 2018, primarily related to the cost of providing non-contractual post-implant support to certain customers, which we historically deemed immaterial in the context of the arrangement. Upon the adoption of FASB ASC Topic 606, when we sell a device with an implied non-contractual post-implant support obligation, we forward accrue the cost of the service within Selling, general and administrative expenses and recognize it at the point in time the associated revenue is earned. We release the accrual over the related service period. These costs were previously expensed as incurred due to such service obligation being non-contractual.

The impact of adopting FASB ASC Topic 606 on our unaudited condensed consolidated balance sheets resulted in an increase in Other current liabilities of $58 million and an increase in Other long-term liabilities of $205 million as of June 30, 2018, as a result of accruing for our post-implant support obligation. We also recorded deferred tax assets primarily related to post-implant support, resulting in an increase in Other long-term assets of $12 million and a reduction in Deferred income taxes of $41 million. The remaining impact of adopting FASB ASC Topic 606 was not material to our financial position or results of operations.

Refer to Note L – Revenue for additional details.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. We adopted Update No. 2016-01 in the first quarter of 2018, using both the modified retrospective and prospective methods. For publicly-held securities, we used the modified retrospective approach. Unrealized gains and losses previously recorded to Other comprehensive income (loss) were reclassified to retained earnings and all future fair value changes will be recorded to Net income (loss). For privately-held securities, we elected the measurement alternative approach for our existing investments, which is applied prospectively upon adoption. This approach requires entities to measure their investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of the standard did not have a material impact on our financial position or results of operations. The actual impact to future periods resulting from fair value changes of our equity investments is difficult to predict as it will depend on their future performance.

ASC Update No. 2016-16

In October 2016, the FASB issued ASC Update No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The purpose of Update No. 2016-16 is to allow an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, as opposed to waiting until the asset is sold to a third party, or impaired. Update No. 2016-16 was effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We adopted Update No. 2016-16 prospectively in the first quarter of 2018 and recognized a net reduction to opening retained earnings of $55 million for income tax consequences not previously recognized for intra-entity transfers of assets other than inventories. All future income tax consequences of intra-entity transfers of assets other than inventories will be recognized through Income tax expense (benefit).

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

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2018 Acquisitions

Claret Medical, Inc.

On July 20, 2018, we announced the signing of our agreement to acquire Claret Medical, Inc. (Claret Medical), a privately-held company that has developed and commercialized the Sentinel™ Cerebral Embolic Protection System. The device is used to protect the brain during certain interventional procedures, predominately in patients undergoing transcatheter aortic valve replacement (TAVR). The transaction price consists of an upfront cash payment of $220 million, as well as a potential reimbursement-based milestone payment of up to $50 million. The acquisition is projected to close during the third quarter of 2018, subject to customary closing conditions. Upon closing, Claret Medical will be integrated into our Interventional Cardiology business.

Cryterion Medical, Inc.

On July 5, 2018, we announced the closing of our acquisition of Cryterion Medical, Inc. (Cryterion), a privately-held company developing a single-shot cryoablation platform for the treatment of atrial fibrillation. We have been an investor in Cryterion since its inception in 2016 and the transaction price to acquire the approximately 65 percent we did not already own was an upfront cash payment of $202 million. We are in the process of integrating Cryterion into our Electrophysiology business.

NxThera, Inc.

On April 30, 2018, we announced the closing of our acquisition of NxThera, Inc. (NxThera), a privately-held company that developed the Rezûm™ System, a minimally invasive therapy in a growing category of treatment options for patients with benign prostatic hyperplasia (BPH). The transaction consists of an upfront cash payment of $306 million, and up to an additional $100 million in potential commercial milestone payments over the next four years. We had an existing minority investment in NxThera, which resulted in a net upfront cash payment of approximately $240 million upon closing and a potential additional milestone payment of up to approximately $85 million. We are in the process of integrating NxThera into our Urology and Pelvic Health business.

nVision Medical Corporation

On April 16, 2018, we announced the closing of our acquisition of nVision Medical Corporation (nVision), a privately-held company focused on women’s health. nVision developed the first and only device cleared by the U.S. Food and Drug Administration (FDA) to collect cells from the fallopian tubes, offering a potential platform for earlier diagnosis of ovarian cancer. The transaction consists of an upfront cash payment of $150 million, and up to an additional $125 million in potential clinical and commercial milestones over four years. We are in the process of integrating nVision into our Urology and Pelvic Health business.

In addition, we completed other individually immaterial acquisitions during the first six months of 2018 for total consideration of $50 million in cash at closing plus aggregate contingent consideration of up to $10 million.

Purchase Price Allocation

We accounted for these acquisitions as business combinations, and in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate preliminary purchase prices are as follows:

(in millions)
Payments for acquisitions, net of cash acquired	$419
Fair value of contingent consideration	140
Fair value of prior interests	81
$639

The following summarizes the preliminary purchase price allocations for the acquisitions as of June 30, 2018:

(in millions)
Goodwill	$273
Amortizable intangible assets	418
Other assets acquired	53
Liabilities assumed	(5)
Deferred tax liabilities	(99)
$639

We allocated a portion of the preliminary purchase prices to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$410	10 - 13	17% - 23%
Other intangible assets	7	6 - 13	13% - 15%
	$418

2017 Acquisitions

Symetis SA

On May 16, 2017, we announced the closing of our acquisition of Symetis SA (Symetis), a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve replacement devices, for approximately $430 million in cash. We are in the process of integrating Symetis into our Interventional Cardiology business.

Purchase Price Allocation

We accounted for the acquisition of Symetis as a business combination, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price was comprised of the following component:

(in millions)
Payment for acquisition, net of cash acquired	$391

The following summarizes the purchase price allocation for the Symetis acquisition as of June 30, 2018:

(in millions)
Goodwill	$183
Amortizable intangible assets	278
Other assets acquired	25
Liabilities assumed	(95)
$391

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$268	13	24%
Other intangible assets	10	2-13	24%
	$278

Our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives.

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies and has been allocated to our reportable segments based on the relative expected benefit. Based on preliminary estimates updated for applicable regulatory changes, the goodwill recorded relating to our 2018 and 2017 acquisitions is not deductible for tax purposes.

Contingent Consideration

Within the Contingent consideration expense (benefit) caption of our accompanying unaudited condensed consolidated statements of operations, we recorded a net benefit of $4 million during the second quarter of 2018, a net benefit of $24 million during the second quarter of 2017, a net expense of $1 million during the first six months of 2018 and a net benefit of $74 million during the first six months of 2017 related to the changes in fair value of our contingent consideration liability. We made contingent consideration payments of $9 million during the first six months of 2018 and $28 million during the first six months of 2017.

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2017	$169
Amounts recorded related to new acquisitions	140
Purchase price adjustments related to prior acquisitions	(22)
Contingent consideration expense (benefit)	1
Contingent consideration payments	(9)
Balance as of June 30, 2018	$279

As of June 30, 2018, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $1.532 billion.

The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2018	Valuation Technique	Unobservable Input	Range
R&D and Commercialization-based Milestones	$159 million	Discounted Cash Flow	Discount Rate	3%	-	4%
			Projected Year of Payment	2018	-	2022
Revenue-based Payments	$120 million	Discounted Cash Flow	Discount Rate	11%	-	15%
			Projected Year of Payment	2018	-	2026

Projected contingent payment amounts related to some of our research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Projected revenues are based on our most recent internal operational budgets and strategic plans. Increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made may result in significantly lower or higher fair value measurements.

Strategic Investments

On January 24, 2018, we closed an investment and entered into an acquisition option agreement with Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. Under the terms of the agreements, we have purchased a portion of the outstanding shares of Millipede along with newly issued shares of the company for a total consideration of $90 million. We also have the option to acquire the remaining shares of the company at any time prior to the completion of a first-in-human clinical study that meets certain parameters. Upon the completion of the clinical study, Millipede has the option to compel us to acquire the remaining shares of the company. Each company’s option period expires by the end of 2019. Completion of this acquisition would result in an additional $325 million payment by us at closing with a further $125 million becoming payable upon achievement of a commercial milestone.

On November 1, 2017, we entered into a definitive agreement with an investee company where we could have been obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire the investee. The agreement contained a provision, expiring October 31, 2019, allowing the investee company to sell the remaining equity interests of the investee company to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests. We sent a notice of termination to the investee company in the second quarter of 2018.

The aggregate carrying amount of our strategic investments were comprised of the following categories:

	As of
(in millions)	June 30, 2018	December 31, 2017
Equity method investments	$281	$209
Measurement alternative investments	82	81
Publicly-held securities	1	15
Notes receivable	18	47
	$382	$353

These investments are classified as Other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of June 30, 2018, the book value of our equity method investments exceeded our share of the book value of the investees’ underlying net assets by approximately $328 million, which represents amortizable intangible assets, in-process research and development, deferred tax liabilities and goodwill.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of June 30, 2018		As of December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$9,698	$(5,032)	$9,386	$(4,880)
Patents	517	(384)	517	(379)
Other intangible assets	1,640	(897)	1,633	(838)
	$11,855	$(6,314)	$11,536	$(6,097)
Unamortizable intangible assets
Goodwill	$17,142	$(9,900)	$16,898	$(9,900)
In-process research and development (IPR&D)	273	—	278	—
Technology-related	120	—	120	—
	$17,535	$(9,900)	$17,295	$(9,900)

Effective January 1, 2018, we reclassified our Neuromodulation operating segment and associated goodwill balance from our Medsurg reportable segment to our Rhythm and Neuro reportable segment as discussed in Note A – Basis of Presentation. This change did not trigger a goodwill impairment assessment or impact our total goodwill carrying value. The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Total
Balance as of December 31, 2017	$2,877	$417	$3,704	$6,998
Impact of reportable segment revisions	(1,379)	1,379	—	—
Impact of foreign currency fluctuations and other changes in carrying amount	(2)	(22)	(5)	(29)
Goodwill acquired	248	25	—	273
Balance as of June 30, 2018	$1,744	$1,799	$3,699	$7,242

Goodwill Impairment Testing

In the second quarter of 2018, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value. Based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other, we assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2018 and 2017 annual impairment assessments, we identified seven reporting units: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. We aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350.

In performing the goodwill impairment assessment, we utilized both the optional qualitative assessment and the quantitative approach prescribed under FASB ASC Topic 350. In 2018, we performed a qualitative assessment for our Urology and Pelvic Health and Neuromodulation reporting units since their fair values have historically exceeded carrying value by greater than 100 percent. The remaining reporting units were quantitatively tested for impairment. For the reporting units subject to a qualitative assessment, if it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative approach of the goodwill impairment test is necessary. In 2018, for all reporting units tested using the qualitative assessment, we concluded that it was unnecessary to perform the quantitative impairment test. For all reporting units tested using the quantitative approach, we concluded that the fair value of each reporting unit exceeded its carrying value. Refer to Critical Accounting Policies and Estimates within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our most recent Annual Report on Form 10-K for further discussion of our annual goodwill impairment testing.

NOTE D – HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through risk management programs which include the use of derivative financial instruments. We operate these programs pursuant to documented corporate risk management policies and do not enter into derivative transactions for speculative purposes. Our derivative instruments do not subject our earnings to material risk, as the gains or losses on these derivatives generally offset losses or gains recognized on the hedged item.

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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in Other comprehensive income (loss), net of tax (OCI) and is included in the Accumulated other comprehensive income (loss), net of tax (AOCI) caption of our unaudited condensed consolidated balance sheets until the underlying third-party transaction occurs. When the related third-party transaction occurs, we recognize the gain or loss in earnings within the Cost of products sold caption of our unaudited condensed consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the hedged forecast transaction becomes no longer probable of occurring, we reclassify the amount of gains or losses on the derivative instrument designated as a cash flow hedge to earnings at that time.

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

The changes in the fair value of interest rate derivatives designated as fair value hedges and the changes in the fair value of the underlying hedged debt instrument generally offset and are recorded within the Interest expense caption of our unaudited condensed consolidated statements of operations. We record the changes in the fair value of interest rate derivatives designated as cash flow hedges within OCI, which is included within the AOCI caption of our unaudited condensed consolidated balance sheets until the underlying hedged transaction occurs, at which time we recognize the gain or loss within Interest expense. In the event the hedging relationship is no longer effective, or if the hedged forecast transaction becomes no longer probable of occurring, we reclassify the amount of gains or losses on the interest rate derivative designated as a cash flow hedge to earnings at that time.

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

Certain of our currency forward contracts are designated as net investment hedges under FASB ASC Topic 815 and are intended to hedge a portion of our net investments in certain of our European, Swiss and Japanese operating entities. We have elected to use the spot method to assess effectiveness for our derivatives that are designated as net investment hedges. Under the spot method, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA), which is included within the AOCI caption of our unaudited condensed consolidated balance sheets. Therefore, the spot-forward difference is excluded from the assessment of effectiveness and accounted for separately.

Consistent with FASB ASC Topic 815, we have elected to amortize the excluded spot-forward difference associated with the currency forward contracts as calculated at the date of designation. Amortization will be recognized on a straight-line basis over the term of the currency forward contracts from the AOCI caption of our unaudited condensed consolidated balance sheets to reported earnings as a reduction of Interest expense.

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2018	December 31, 2017
Forward currency contracts	Cash flow hedge	$4,205	$3,252
Forward currency contracts	Net investment hedge	1,455	—
Forward currency contracts	Non-designated	2,635	2,671
Total Notional Outstanding		$8,295	$5,923

The remaining time to maturity as of June 30, 2018 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts.

We had no interest rate derivative instruments outstanding as of June 30, 2018 and December 31, 2017.

The following presents the effect of our derivative instruments designated as cash flow hedges and net investment hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations:

(in millions)	Unaudited Condensed Consolidated Statements of Operations		Effective Amount Recognized in OCI			Effective Amount Reclassified from AOCI into Earnings
	Location	Total	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2018
Forward currency contracts	Cost of products sold	$739	$194	$(44)	$151	$10	$(2)	$7
Forward currency contracts	Interest expense	(57)	21	(5)	16	(7)	2	(5)
			$215	$(48)	$167	$3	$(1)	$2

Three Months Ended June 30, 2017
Forward currency contracts	Cost of products sold	$632	$(6)	$2	$(4)	$(27)	$10	$(17)
			$(6)	$2	$(4)	$(27)	$10	$(17)

Six Months Ended June 30, 2018
Forward currency contracts	Cost of products sold	$1,411	$77	$(17)	$59	$25	$(6)	$19
Forward currency contracts	Interest expense	(119)	21	(5)	16	(7)	2	(5)
			$97	$(22)	$76	$18	$(4)	$14

Six Months Ended June 30, 2017
Forward currency contracts	Cost of products sold	$1,282	$(64)	$23	$(41)	$(55)	$21	$(34)
Interest rate derivative contracts	Interest expense	(115)	—	—	—	(1)	—	(1)
			$(64)	$23	$(41)	$(56)	$21	$(35)

For our outstanding net investment hedges, the net gain or loss reclassified from AOCI to earnings as a reduction of Interest expense represents the straight-line amortization of the excluded component as calculated at the date of designation. This initial value has been excluded from the assessment of effectiveness in accordance with FASB ASC Topic 815.

As of June 30, 2018, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as fair value and cash flow hedges under FASB ASC Topic 815 that may be reclassified to earnings within the next twelve months are presented below (in millions):

Designated Derivative Instrument	FASB ASC Topic 815 Designation	Location in Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Interest rate derivative contracts	Fair value hedge	Interest expense	$12
Interest rate derivative contracts	Cash flow hedge	Interest expense	1
Forward currency contracts	Cash flow hedge	Cost of products sold	11
Forward currency contracts	Net investment hedge	Interest expense	41

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2018	2017	2018	2017
Net gain (loss) on currency hedge contracts	Other, net	$32	$5	$8	$(12)
Net gain (loss) on currency transaction exposures	Other, net	(33)	(13)	(17)	4
Net currency exchange gain (loss)		$(1)	$(8)	$(9)	$(8)

Fair Value Measurements

FASB ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures and considering the estimated amount we would receive or pay to transfer these instruments at the reporting date when taking into account current currency exchange rates, interest rates, the creditworthiness of the counterparty for unrealized gain positions and our own creditworthiness for unrealized loss positions. In certain instances, we may utilize financial models to measure fair value of our derivative instruments. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The following are the balances of our derivative assets and liabilities:

	Location in Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		June 30, 2018	December 31, 2017
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$24	$7
Forward currency contracts	Other long-term assets	94	57
Net investment hedges	Other long-term assets	21	—
		139	64
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	64	18
Total Derivative Assets		$202	$82

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$9	$37
Forward currency contracts	Other long-term liabilities	10	33
		19	69
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	26	21
Total Derivative Liabilities		$45	$90

(1)	We classify derivative assets and liabilities as current when the settlement date of the derivative contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2018				December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$49	$—	$—	$49	$21	$—	$—	$21
Publicly-held securities	1	—	—	1	15	—	—	15
Forward currency contracts	—	202	—	202	—	82	—	82
	$50	$202	$—	$253	$36	$82	$—	$118
Liabilities
Forward currency contracts	$—	$45	$—	$45	$—	$90	$—	$90
Accrued contingent consideration	—	—	279	279	—	—	169	169
	$—	$45	$279	$324	$—	$90	$169	$259

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $49 million invested in money market and government funds as of June 30, 2018, we had $159 million in interest bearing and non-interest bearing bank accounts. In addition to $21 million invested in money market and government funds as of December 31, 2017, we had $167 million in interest bearing and non-interest bearing bank accounts.

Our recurring fair value measurements using Level 3 inputs relate solely to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.
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

Refer to Note C – Goodwill and Other Intangible Assets for a discussion of the fair values.

The fair value of our outstanding debt obligations was $6.702 billion as of June 30, 2018 and $5.945 billion as of December 31, 2017. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, amortized cost for commercial paper and face value for term loans and credit facility borrowings outstanding. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $6.493 billion as of June 30, 2018 and $5.616 billion as of December 31, 2017. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			June 30, 2018	December 31, 2017
October 2018 Notes	August 2013	October 2018	—	††	2.650%
January 2020 Notes	December 2009	January 2020	850	850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2028 Notes	February 2018	March 2028	1,000	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2040	(32)	(24)
Unamortized Gain on Fair Value Hedges		2020 - 2023	32	38
Capital Lease Obligation		Various	8	1
Long-term debt			$4,808	$3,815
††As of December 31, 2017, $600 million under the October 2018 Notes was outstanding and classified as short-term debt.
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

As of June 30, 2018 and December 31, 2017, we maintained a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks that matures on August 4, 2022. This facility provides backing for the commercial paper program described below. There were no amounts borrowed under our revolving credit facility as of June 30, 2018 and December 31, 2017.

The 2017 Facility requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of June 30, 2018	as of June 30, 2018
Maximum leverage ratio (1)	3.5 times	2.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2018, we had $400 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Facility, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Facility, provided that the sum of any excluded net cash litigation payments does not exceed $2.624 billion in the aggregate. As of June 30, 2018, we had $1.526 billion of the legal exclusion remaining.

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

Commercial Paper
As of June 30, 2018, we had $1.685 billion of commercial paper outstanding and $1.197 billion outstanding as of December 31, 2017. Our commercial paper program is backed by the 2017 Facility, which allows us to have a maximum of $2.250 billion in commercial paper outstanding. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of June 30, 2018, the commercial paper issued and outstanding had a weighted average maturity of 46 days and a weighted average yield of 2.58 percent. As of December 31, 2017, the commercial paper issued and outstanding had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Senior Notes

We had senior notes outstanding of $4.800 billion as of June 30, 2018 and $4.400 billion as of December 31, 2017.

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

Other Arrangements

As of June 30, 2018 and December 31, 2017, we maintained a $400 million credit and security facility secured by our U.S. trade receivables maturing in February 2019. We had no outstanding borrowings as of June 30, 2018 and December 31, 2017 under our credit and security facility.

We have accounts receivable factoring programs in certain European countries and with commercial banks in Japan which include promissory notes discounting programs. We account for our factoring programs as sales under FASB ASC Topic 860, Transfers and Servicing. We have no retained interest in the transferred receivables, other than collection and administration, and once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

	As of June 30, 2018			As of December 31, 2017
Factoring Arrangements	Capacity (1)	Amount De-recognized	Average Interest Rate	Capacity (1)	Amount De-recognized	Average Interest Rate
Euro denominated	$442	$161	1.5%	$456	$171	1.8%
Yen denominated (2)	$470	$216	0.5%	$195	$157	1.3%

(1)	The capacities are translated from local currency to U.S. dollar using the spot rates on the last business day of each period.

(2)
The factoring arrangements denominated in Japanese yen consist of two arrangements, one with a maximum capacity of 22.000 billion yen, which has been discontinued as of June 30, 2018, and a new arrangement with a maximum capacity of 30.000 billion yen entered into during March 2018.

Debt Covenants Compliance

As of and through June 30, 2018, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note E - Borrowings and Credit Arrangements of the consolidated financial statements in our most recent Annual Report on Form 10-K.

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

The following table provides a summary of our estimates of costs associated with the 2016 Restructuring Plan by major type of cost:

Type of cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits	$105 million to $115 million
Other (1)	$35 million to $60 million
Restructuring-related expenses:
Other (2)	$135 million to $150 million
$275 million to $325 million
(1)     Consists primarily of consulting fees and costs associated with contract cancellations.

(2)
Comprised of other costs directly related to the 2016 Restructuring Plan, including program management, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities.

Approximately $250 million to $300 million of these charges are estimated to result in cash outlays.

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations (in millions):

Three Months Ended June 30, 2018	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$2	$—	$2	$5
Restructuring-related expenses:
Cost of products sold	—	16	—	16
Selling, general and administrative expenses	—	—	(5)	(5)
	—	16	(5)	11
	$2	$16	$(3)	$15

Three Months Ended June 30, 2017	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$—	$—	$1	$1
Restructuring-related expenses:
Cost of products sold	—	12	—	12
Selling, general and administrative expenses	—	—	3	3
	—	12	3	15
	$—	$12	$4	$16

Six Months Ended June 30, 2018	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$15	$—	$3	$18
Restructuring-related expenses:
Cost of products sold	—	23	—	23
Selling, general and administrative expenses	—	—	3	3
	—	23	3	26
	$15	$23	$6	$43

Six Months Ended June 30, 2017	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$3	$—	$2	$5
Restructuring-related expenses:
Cost of products sold	—	24	—	24
Selling, general and administrative expenses	—	—	6	6
	—	24	6	30
	$3	$24	$8	$35

The following table presents cumulative restructuring and restructuring-related charges as of June 30, 2018, by major type:

(in millions)	2016 Restructuring Plan
Termination benefits	$63
Other (1)	18
Total restructuring charges	82
Transfer costs	83
Other (2)	19
Restructuring-related expenses	102
$184
(1)    Consists primarily of consulting fees and costs associated with contract cancellations.

(2)
Comprised of other costs directly related to our Restructuring Plan, including program management, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities.

Cash payments were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan
Six Months Ended June 30, 2018
Termination benefits	$20
Transfer costs	23
Other	8
$51

Program to Date
Termination benefits	$47
Transfer costs	82
Other	19
$148

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability, which is reported as a component of Accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

(in millions)	2016 Restructuring Plan
Accrued as of December 31, 2017	$22
Charges (credits)	15
Cash payments	(20)
Accrued as of June 30, 2018	$18

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$208	$188
Restricted cash and restricted cash equivalents included in Other current assets	756	803
Restricted cash equivalents included in Other long-term assets	31	26
	$994	$1,017

Trade accounts receivable, net

	As of
(in millions)	June 30, 2018	December 31, 2017
Accounts receivable	$1,650	$1,645
Allowance for doubtful accounts	(63)	(68)
Allowance for sales returns (1)	—	(30)
	$1,587	$1,548

(1)
Due to the adoption of FASB ASC Topic 606 effective January 1, 2018, the allowance for sales returns has been prospectively reclassified from Trade accounts receivable, net to Other current liabilities within the unaudited condensed consolidated balance sheets. Prior period balances remain unchanged.

The following is a rollforward of our allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$67	$75	$68	$73
Net charges to expenses	4	2	8	5
Utilization of allowances	(8)	(3)	(14)	(4)
Ending balance	$63	$74	$63	$74

Inventories

	As of
(in millions)	June 30, 2018	December 31, 2017
Finished goods	$689	$685
Work-in-process	102	110
Raw materials	296	284
	$1,087	$1,078

Property, plant and equipment, net

	As of
(in millions)	June 30, 2018	December 31, 2017
Land	$102	$102
Buildings and improvements	1,124	1,120
Equipment, furniture and fixtures	3,255	3,183
Capital in progress	229	219
	4,709	4,625
Accumulated depreciation	(2,995)	(2,928)
	$1,715	$1,697

Depreciation expense was $70 million for the second quarter of 2018, $65 million for the second quarter of 2017, $137 million for the first six months of 2018 and $127 million for the first six months of 2017.

Accrued expenses

	As of
(in millions)	June 30, 2018	December 31, 2017
Legal reserves	$1,043	$1,176
Payroll and related liabilities	528	591
Accrued contingent consideration	52	36
Other	644	653
	$2,266	$2,456

Other long-term liabilities

	As of
(in millions)	June 30, 2018	December 31, 2017
Accrued income taxes	$781	$1,275
Legal reserves	221	436
Accrued contingent consideration	227	133
Other	716	525
	$1,945	$2,370

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective tax rate from continuing operations	(60.3)%	(60.3)%	(27.3)%	(10.1)%

The change in our reported tax rates for the first six months of 2018, as compared to the same period in 2017, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items including the effective settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years and the impacts of the Tax Cuts and Jobs Act (TCJA), enacted on December 22, 2017.

On June 6, 2018, a decision was entered by the United States Tax Court resolving all disputes related to the transfer pricing issues for Guidant Corporation's 2001 through 2006 tax years and our 2006 and 2007 tax years as well as the tax issues related to our 2006 transaction with Abbott Laboratories. Additionally, on May 24, 2018, we resolved all issues with the IRS Office of Appeals for our 2008 through 2010 tax years, including the transfer pricing issue and other unrelated issues. The final settlement calculation included certain elections made in these relevant years and resulted in a final net tax payment of $303 million plus $307 million of estimated interest, which was remitted to the IRS on June 15, 2018. Due to the final settlement of these disputes, we recorded a net tax benefit of $250 million as of June 30, 2018.

We currently expect to resolve the IRS examination of our 2011 through 2013 tax years before the end of 2018. We expect that the exam will be concluded utilizing the same transfer pricing methodologies employed in the 2001 through 2010 tax years. We believe we have recorded sufficient reserves with respect to these periods and therefore do not expect to recognize any additional charges related to the resolution of the 2011 through 2013 tax years.

As of June 30, 2018, we had $506 million of gross unrecognized tax benefits, of which a net $432 million, if recognized, would affect our effective tax rate. As of December 31, 2017, we had $1.238 billion of gross unrecognized tax benefits, of which a net $1.150 billion, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to reaching settlements with tax authorities.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $78 million accrued for gross interest and penalties as of June 30, 2018 and $655 million as of December 31, 2017. The change in our accrued interest and penalties is primarily related to reaching settlements with tax authorities. We recognized net tax expense related to interest and penalties of $2 million in the second quarter of 2018, $13 million in the second quarter of 2017, $19 million during the first six months of 2018 and $26 million during the first six months of 2017.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $221 million.

There are a number of key provisions under the TCJA that impact us and we continue to monitor and analyze the ramifications of the new law as the implementation is executed. The final impact of the TCJA may differ from the estimates reported due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the U.S. Department of the Treasury and actions that we may take as a result. The TCJA reduces the US Federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described below, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment. In the second quarter of 2018, we recognized an additional tax benefit of $28 million related to settling our transfer pricing dispute with the IRS. In the first six months of 2018, we recognized an additional tax benefit of $37 million, resulting in a total provisional estimate of $824 million related to the TCJA.

We are required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35 percent down to 21 percent based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. However, we are still analyzing certain aspects of the TCJA and refining our calculations based on the available information, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. As of June 30, 2018, we have not adjusted our provisional estimate related to re-measurement of our deferred tax balances. As of December 31, 2017, we recorded an estimated tax benefit of approximately $99 million.

We are required to calculate a one-time transition tax based on our total post-1986 foreign earnings and profits (E&P) that we previously deferred from U.S. income taxes. As a result of settling our various tax audits, the revised provisional amount of transition tax is approximately $866 million. We anticipate offsetting this liability against existing tax attributes reducing the required payment to approximately $506 million, which will be remitted over an eight-year period. We remitted the first estimated installment payment in the second quarter of 2018. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries, and we continue to refine the analysis. We expect that our undistributed foreign earnings as of December 31, 2017 will remain indefinitely reinvested in our foreign operations. Accordingly, no income taxes beyond the federal and state impact of the transition tax have been provided for these undistributed foreign earnings or any additional outside basis difference inherent in these entities. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings and additional outside basis difference in these entities is not practicable.

We are subject to a territorial tax system under the TCJA, in which we are required to provide for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. Additionally, we are required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of June 30, 2018, we are still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, we have not determined our accounting policy on the GILTI provisions. However, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 118 requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in our estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

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

Our accrual for legal matters that are probable and estimable was $1.264 billion as of June 30, 2018 and $1.612 billion as of December 31, 2017 and includes certain estimated costs of settlement, damages and defense. A portion of our legal accrual is funded and included in our restricted cash and restricted cash equivalent balances of $787 million as of June 30, 2018 and $829 million as of December 31, 2017, as disclosed in Note G – Supplemental Balance Sheet Information. Litigation-related net charges (credits) were immaterial in the second quarter and first six months of 2018. We recorded litigation-related net charges of $205 million in the second quarter of 2017 and $208 million in the first six months of 2017. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2018 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc., served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. On March 12, 2018, the court dismissed the action and transferred it to the United States District Court for the District of Delaware. UT has appealed the decision.

Product Liability Litigation

As of July 24, 2018, approximately 49,500 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the U.S. and include eight putative class actions. There were also fewer than 25 cases in Canada, inclusive of one certified and three putative class actions and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of July 24, 2018, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 48,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 48,000 cases and claims, approximately 27,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

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

Governmental Investigations and Qui Tam Matters

On February 23, 2015, a judge for the Court of Modena (Italy) ordered a trial for Boston Scientific SpA and three of its employees, as well as numerous other defendants charged in criminal proceedings. The charges arise from allegations that the defendants made improper donations to certain health care providers and other employees of the Hospital of Modena in order to induce them to conduct unauthorized clinical trials, as well as related government fraud in relation to the financing of such clinical trials. A trial began on February 24, 2016 and is ongoing. On November 10, 2017, the Court issued a ruling that convicted one Boston Scientific employee but acquitted two others, and levied a fine of €245 thousand against us and imposed joint and several civil damages of €620 thousand on all defendants. We continue to deny these allegations, timely appealed the decision on May 10, 2018 and intend to continue to defend ourselves vigorously.

Other Proceedings

On May 16, 2018, Arthur Rosenthal et al., filed a plenary summons against Boston Scientific Corporation and Boston Scientific Limited the High Court of Ireland alleging that payments are due pursuant a transaction agreement regarding Labcoat Limited.

Refer to Note H – Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2017

On October 28, 2016, the Regents of the University of California filed a patent infringement action against us in the U.S. District Court for the Northern District of California alleging that two U.S. patents (Lesh) owned by the Regents of the University of California are infringed by certain of our catheters and other devices used to treat atrial fibrillation. The Company and the Regents settled the matter, and the case was dismissed on June 20, 2018.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Weighted average shares outstanding - basic	1,380.5	1,369.8	1,378.5	1,367.6
Net effect of common stock equivalents	18.3	21.3	19.3	23.0
Weighted average shares outstanding - assuming dilution	1,398.9	1,391.1	1,397.8	1,390.6

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

We issued approximately two million shares of our common stock in the second quarter of 2018, one million shares of our common stock in the second quarter of 2017 and eight million shares of our common stock in the first six months of 2018 and 2017, following the exercise of underlying stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock during the first six months of 2018 or 2017.

NOTE K – SEGMENT REPORTING

We have three reportable segments comprised of MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments.
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on segment net sales and operating income, excluding intersegment profits. In 2017, we updated our presentation of segment net sales and operating income to include the impact of foreign currency fluctuations, since our chief operating decision maker (CODM) reviews operating results both including and excluding the impact of foreign currency fluctuations, and the following presentation more closely aligns to our unaudited condensed consolidated financial statements. We exclude from segment operating income certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items and litigation-related items. Although we exclude these amounts from segment operating income, they are included in reported Income (loss) before income taxes on the unaudited condensed consolidated statements of operations and are included in the reconciliation below.

Effective January 1, 2018, following organizational changes to align the company's business and organization structure focused on active implantable devices, we revised our reportable segments, in accordance with FASB ASC Topic 280, Segment Reporting. The revision reflects a reclassification of our Neuromodulation business from our MedSurg segment to our newly created Rhythm and Neuro segment. We have revised prior year amounts to conform to the current year’s presentation (as denoted with an asterisk throughout *). There was no revision to operating segments or reporting units as a result of the organizational change.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017

Net sales
MedSurg*	$751	$680	$1,462	$1,321
Rhythm and Neuro*	775	700	1,512	1,368
Cardiovascular	965	876	1,898	1,728
	$2,490	$2,257	$4,870	$4,418

Income (loss) before income taxes
MedSurg*	$273	$244	$532	$459
Rhythm and Neuro*	160	137	313	246
Cardiovascular	300	262	590	494
Operating income allocated to reportable segments	734	643	1,436	1,199
Corporate expenses, including hedging activities	(100)	(56)	(200)	(115)
Intangible asset impairment charges, acquisition-related, restructuring- and restructuring-related and litigation-related net credits (charges)	(95)	(220)	(149)	(210)
Amortization expense	(147)	(142)	(288)	(285)
Operating income (loss)	392	225	799	589
Other expense, net	(45)	(134)	(129)	(193)
Income (loss) before income taxes	$347	$91	$670	$396

Operating Income as a Percentage of Segment Net Sales
MedSurg*	36.4%	35.8%	36.4%	34.7%
Rhythm and Neuro*	20.6%	19.6%	20.7%	18.0%
Cardiovascular	31.1%	29.8%	31.1%	28.6%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Businesses	2018	2017	2018	2017
Endoscopy
U.S.	$245	$225	$477	$439
International	197	175	384	341
Worldwide	442	400	861	780

Urology and Pelvic Health
U.S.	213	196	409	379
International	96	84	192	163
Worldwide	308	280	601	542

Cardiac Rhythm Management
U.S.	290	287	580	571
International	204	193	407	372
Worldwide	494	480	987	943

Electrophysiology
U.S.	39	34	74	66
International	40	33	79	64
Worldwide	79	67	154	130

Neuromodulation
U.S.	160	125	291	241
International	42	29	79	54
Worldwide	202	154	371	295

Interventional Cardiology
U.S.	296	280	577	558
International	366	323	730	636
Worldwide	662	603	1,307	1,194

Peripheral Interventions
U.S.	152	144	297	286
International	152	129	294	248
Worldwide	304	273	591	534

Total Company
U.S.	1,394	1,291	2,704	2,540
International	1,096	966	2,166	1,878
Net Sales	$2,490	$2,257	$4,870	$4,418

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2018	2017	2018	2017
U.S.	$1,394	$1,291	$2,704	$2,540
EMEA (Europe, Middle East and Africa)	558	482	1,121	937
APAC (Asia-Pacific)	442	393	857	764
LACA (Latin America and Canada)	96	90	188	173
	$2,490	$2,257	$4,870	$4,418

Emerging Markets (1)	$276	$226	$531	$434

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

We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors. We consider revenue to be earned when all of the following criteria are met:

•	We have a contract with a customer that creates enforceable rights and obligations,

•	Promised products or services are identified,

•	The transaction price, or the amount we expect to receive, is determinable and

•	We have transferred control of the promised items to the customer.

Transfer of control is evidenced upon passage of title and risk of loss to the customer unless we are required to provide additional services. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and record these costs as a selling expense when incurred. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically 30 days in the U.S. but may be longer in international markets.

Deferred Revenue

We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received or due in advance of our performance. When we sell a device with a future service obligation, we defer revenue on the unfulfilled performance obligation and recognize this revenue over the related service period. Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE™ Patient Management System, which represents a future service obligation. Generally, we do not have observable evidence of the standalone selling price related to our future service obligations; therefore, we estimate the selling price using an expected cost plus a margin approach. We allocate the transaction price using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $384 million as of June 30, 2018 and $411 million as of January 1, 2018. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $26 million during the second quarter of 2018 and $53 million during the first six months of 2018 that was included in the above January 1, 2018 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

We also offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to reasonably estimate the expected rebates, we record a liability for the maximum rebate percentage offered. We have entered certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.

Capitalized Contract Costs

We capitalize commission fees related to contracts with customers when the associated revenue is expected to be earned over a period that exceeds one year. Deferred commissions are primarily related to the sale of devices enabled with our LATITUDE™ Patient Management System. We have elected to expense commission costs when incurred for contracts with an expected duration of one year or less. Capitalized commission fees are amortized over the period the associated products or services are transferred. Similarly, we capitalize certain recoverable costs related to the delivery of the LATITUDE Remote Monitoring Service. These fulfillment costs are amortized over the average service period. Our total capitalized contract costs are immaterial to our unaudited condensed consolidated financial statements.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Defined Benefit Pension Items/Other	Total
Balance as of March 31, 2018	$(22)	$(79)	$(27)	$(128)
Other comprehensive income (loss) before reclassifications	(40)	151	—	111
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	7	—	2
Net current-period other comprehensive income (loss)	(45)	158	—	112
Balance as of June 30, 2018	$(68)	$79	$(27)	$(16)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Balance as of March 31, 2017	$(71)	$52	$(6)	$(21)	$(46)
Other comprehensive income (loss) before reclassifications	13	(4)	—	—	9
(Income) loss amounts reclassified from accumulated other comprehensive income	—	(17)	2	(1)	(16)
Net current-period other comprehensive income (loss)	13	(21)	2	(1)	(7)
Balance as of June 30, 2017	$(58)	$31	$(4)	$(22)	$(53)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Balance as of December 31, 2017	$(32)	$1	$(1)	$(27)	$(59)
Other comprehensive income (loss) before reclassifications	(31)	59	—	—	28
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	19	1	—	15
Net current-period other comprehensive income (loss)	(36)	78	—	—	42
Balance as of June 30, 2018	$(68)	$79	$—	$(27)	$(16)

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/Losses on Derivative Financial Instruments	Unrealized Gains/Losses on Available-for-Sale Securities	Defined Benefit Pension Items/Other	Total
Balance as of December 31, 2016	$(79)	$107	$(6)	$(21)	$1
Other comprehensive income (loss) before reclassifications	21	(41)	—	(2)	(22)
(Income) loss amounts reclassified from accumulated other comprehensive income	—	(35)	2	1	(32)
Net current-period other comprehensive income (loss)	21	(76)	2	(1)	(54)
Balance as of June 30, 2017	$(58)	$31	$(4)	$(22)	$(53)

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on the reclassifications related to derivatives.

We adopted Update No. 2016-01 in the first quarter of 2018, and as a result of adopting the standard, we recorded a cumulative effect adjustment to retained earnings for unrealized gains and losses for available-for-sale securities previously recorded to Accumulated other comprehensive income (loss), net of tax.

The gains and losses on defined benefit and pension related items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the second quarter and first six months of 2018 and 2017.

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

Standards to be Implemented

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). The purpose of Update No. 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP and disclosing key information about leasing arrangements. Update No. 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted and a modified retrospective approach is required. While we are still in the process of determining the effect that the new standard will have on our financial position and results of operations, we expect to recognize additional assets and corresponding liabilities on our consolidated balance sheets, as a result of our operating lease portfolio as it exists at the date we adopt the new standard. Please refer to Note F - Lease and Other Purchase Obligations in our most recent Annual Report on Form 10-K for information regarding our most current lease activity. Additionally, we are in the process of implementing a new lease administration and lease accounting system, and updating our controls and procedures for maintaining and accounting for our lease portfolio under the new standard. As a result, we anticipate adopting the new standard on January 1, 2019.

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

ASC Update No. 2018-09

In July 2018, the FASB issued ASC Update No. 2018-09, Codification Improvements. The purpose of Update No. 2018-09 is to clarify, correct errors in or make minor improvements to the Codification. The amendments make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in Update No. 2018-09 do not require transition guidance and are effective upon issuance. However, many of the amendments in Update No. 2018-09 do have transition guidance with an effective date of annual periods beginning after December 15, 2018. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

No other new accounting pronouncements, issued or effective, during the period had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

Financial Summary

Three Months Ended June 30, 2018

Our net sales for the second quarter of 2018 were $2.490 billion, as compared to net sales of $2.257 billion for the second quarter of 2017, an increase of $233 million, or 10.3 percent. Our operational net sales, which exclude a 170 basis point impact of foreign currency fluctuations, increased $196 million, or 8.6 percent, as compared to the same period in the prior year.1 This increase in the second quarter of 2018 included operational net sales of $15 million, with no prior year period related net sales, due to the acquisition of Symetis SA (Symetis) during the second quarter of 2017. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the second quarter of 2018 was $555 million, or $0.40 per diluted share. Our reported results for the second quarter of 2018 included certain charges and/or credits totaling $13 million (after-tax), or $0.01 per diluted share. Excluding these items, adjusted net income for the second quarter of 2018 was $568 million, or $0.41 per diluted share.1

Our reported net income for the second quarter of 2017 was $146 million, or $0.11 per diluted share. Our reported results for the second quarter of 2017 included certain charges and/or credits totaling $298 million (after-tax), or $0.21 per diluted share. Excluding these items, adjusted net income for the second quarter of 2017 was $444 million, or $0.32 per diluted share.1

1Operational net sales, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended June 30, 2018
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$555	$0.40
Non-GAAP adjustments:
Amortization expense	130	0.09
Intangible asset impairment charges	30	0.02
Acquisition-related net charges (credits)	9	0.01
Restructuring and restructuring-related net charges (credits)	13	0.01
Discrete tax items	(168)	(0.12)
Adjusted net income	$568	$0.41

	Three Months Ended June 30, 2017
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$146	$0.11
Non-GAAP adjustments:
Amortization expense	121	0.09
Acquisition-related net charges (credits)	(1)	0.00
Restructuring and restructuring-related net charges (credits)	13	0.01
Litigation-related net charges (credits)	131	0.09
Investment impairment charges	34	0.02
Adjusted net income	$444	$0.32

Six Months Ended June 30, 2018

Our net sales for the first six months of 2018 were $4.870 billion, as compared to net sales of $4.418 billion for the first six months of 2017, an increase of $452 million, or 10.2 percent. Our operational net sales, which exclude a 280 basis point impact of foreign currency fluctuations, increased $332 million, or 7.4 percent, as compared to the same period in the prior year.1 This increase included operational net sales of approximately $36 million in the first six months of 2018, with no prior year period related net sales, due to the acquisition of Symetis. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first six months of 2018 was $853 million, or $0.61 per diluted share. Our reported results for the first six months of 2018 included certain charges and/or credits totaling $170 million (after-tax), or $0.12 per diluted share. Excluding these items, adjusted net income for the first six months of 2018 was $1.023 billion, or $0.73 per diluted share.1

Our reported net income for the first six months of 2017 was $436 million, or $0.31 per diluted share. Our reported results for the first six months of 2017 included certain charges and/or credits totaling $405 million (after-tax), or $0.29 per diluted share. Excluding these items, adjusted net income for the first six months of 2017 was $841 million, or $0.60 per diluted share.1

1Operational net sales, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by U.S. GAAP, are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Six Months Ended June 30, 2018
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$853	$0.61
Non-GAAP adjustments:
Amortization expense	248	0.18
Intangible asset impairment charges	31	0.02
Acquisition-related net charges (credits)	29	0.02
Restructuring and restructuring-related net charges (credits)	35	0.02
Investment impairment charges	5	0.00
Discrete tax items	(177)	(0.13)
Adjusted net income	$1,023	$0.73

	Six Months Ended June 30, 2017
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$436	$0.31
Non-GAAP adjustments:
Amortization expense	243	0.17
Acquisition-related net charges (credits)	(33)	(0.02)
Restructuring and restructuring-related net charges (credits)	28	0.02
Litigation-related net charges (credits)	133	0.10
Investment impairment charges	34	0.02
Adjusted net income	$841	$0.60

Cash used for operating activities was $210 million for the first six months of 2018. As of June 30, 2018, we had total debt of $6.493 billion, Cash and cash equivalents of $208 million and a working capital deficit of $825 million. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported basis and operational basis.

	Three Months Ended June 30,		Change
(in millions)	2018	2017	Reported Basis	Less: Impact of Foreign Currency	Operational Basis
Endoscopy	$442	$400	10.6%	1.7%	8.9%
Urology and Pelvic Health	308	280	10.1%	1.0%	9.1%
MedSurg*	751	680	10.4%	1.4%	9.0%
Cardiac Rhythm Management	494	480	3.0%	1.8%	1.2%
Electrophysiology	79	67	18.5%	2.7%	15.8%
Neuromodulation	202	154	31.5%	0.9%	30.6%
Rhythm and Neuro*	775	700	10.8%	1.8%	9.0%
Interventional Cardiology	662	603	9.6%	2.0%	7.6%
Peripheral Interventions	304	273	10.8%	2.1%	8.7%
Cardiovascular	965	876	10.0%	2.0%	8.0%
Net Sales	$2,490	$2,257	10.3%	1.7%	8.6%

	Six Months Ended June 30,		Change
(in millions)	2018	2017	Reported Basis	Less: Impact of Foreign Currency	Operational Basis
Endoscopy	$861	$780	10.4%	2.8%	7.6%
Urology and Pelvic Health	601	542	11.0%	1.9%	9.1%
MedSurg*	1,462	1,321	10.6%	2.4%	8.2%
Cardiac Rhythm Management	987	943	4.7%	2.9%	1.8%
Electrophysiology	154	130	17.8%	4.1%	13.7%
Neuromodulation	371	295	25.6%	1.4%	24.2%
Rhythm and Neuro*	1,512	1,368	10.5%	2.8%	7.7%
Interventional Cardiology	1,307	1,194	9.5%	3.3%	6.2%
Peripheral Interventions	591	534	10.4%	3.0%	7.4%
Cardiovascular	1,898	1,728	9.8%	3.2%	6.6%
Net Sales	$4,870	$4,418	10.2%	2.8%	7.4%

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

Our net sales of Endoscopy products of $442 million represented approximately 18 percent of our consolidated net sales for the second quarter of 2018. Our Endoscopy net sales increased $42 million, or 10.6 percent, in the second quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 170 basis point impact of foreign currency fluctuations, increased 8.9 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth in our hemostasis franchise featuring our Resolution 360™ Clips, our biliary franchise with both our SpyGlass™ DS Direct Visualization System and AXIOS™ Stent and Electrocautery Enhanced Delivery System, and our infection prevention products and pathology services.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia, erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps.

Our net sales of Urology and Pelvic Health products of $308 million represented approximately 12 percent of our consolidated net sales for the second quarter of 2018. Urology and Pelvic Health net sales increased $28 million, or 10.1 percent in the second quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 100 basis point impact of foreign currency fluctuations, increased 9.1 percent, as compared to the same period in the prior year. This year-over-year increase was primarily attributable to growth in sales of our kidney stone products, including our LithoVue™ Digital Flexible Ureteroscope, our men's health products, and our benign prostatic hyperplasia (BPH) business, including the Rezûm™ System purchased as part of our NxThera, Inc. acquisition on April 30, 2018.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities.

Our net sales of CRM products of $494 million represented approximately 20 percent of our consolidated net sales for the second quarter of 2018. Our net sales of CRM products increased $15 million, or 3.0 percent, in the second quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 180 basis point impact of foreign currency fluctuations, increased 1.2 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by strong growth across our defibrillator portfolio due to building momentum in the commercialization of our global HeartLogic™ Heart Failure (HF) Diagnostic and continued market penetration for our EMBLEM™ Subcutaneous Implantable Cardiac Defibrillator (S-ICD) System. Our defibrillator portfolio growth was partially offset by some market share loss in our pacemaker portfolio.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and variety of capital equipment used in the electrophysiology lab.

Our net sales of Electrophysiology products of $79 million represented approximately three percent of our consolidated net sales for the second quarter of 2018. Our Electrophysiology net sales increased $12 million, or 18.5 percent, in the second quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 270 basis point impact of foreign currency fluctuations, increased 15.8 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by a continued global expansion of our next generation Rhythmia™ Mapping System, Rhythmia HDx™, along with Rhythmia-related therapeutic and diagnostic catheters, and accessories.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain.

Our net sales of Neuromodulation products of $202 million represented approximately eight percent of our consolidated net sales for the second quarter of 2018. Neuromodulation net sales increased $48 million, or 31.5 percent, in the second quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 90 basis point impact of foreign currency fluctuations, increased 30.6 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by the launch of Spectra WaveWriter™ Spinal Cord Stimulator (SCS) Systems in conjunction with the expansion of the our Vercise™ Deep Brain Stimulation (DBS) System in the U.S. combined with an increase in international sales.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions.

Our net sales of Interventional Cardiology products of $662 million represented approximately 27 percent of our consolidated net sales for the second quarter of 2018. Our Interventional Cardiology net sales increased $58 million, or 9.6 percent, in the second quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 200 basis point impact of foreign currency fluctuations, increased 7.6 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by sales of our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Technology, and our ACURATE™ transcatheter aortic valve replacement (TAVR) platform acquired as part of the Symetis acquisition in May 2017, along with our complex percutaneous coronary interventions (PCI) product offerings. Growth in the quarter was partially offset by declines in sales of our drug-eluting coronary stent (DES) product offerings.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products used to diagnose and treat peripheral arterial diseases, including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular diseases, as well as products to diagnose, treat and ease various forms of cancer.

Our net sales of Peripheral Interventions products of $304 million represented approximately 12 percent of our consolidated net sales for the second quarter of 2018. Our Peripheral Interventions net sales increased $29 million, or 10.8 percent, in the second quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 210 basis point impact of foreign currency fluctuations, increased 8.7 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth in our drug-eluting products, PTA balloon catheters, atherectomy technologies and interventional oncology product solutions.

Emerging Markets

As part of our strategic imperatives to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented 11.1 percent of our consolidated net sales in the second quarter of 2018 and 10.0 percent in the second quarter of 2017. In the second quarter of 2018, our Emerging Market net sales grew 22.0 percent on a reported basis and, excluding a 90 basis point impact of foreign currency fluctuations, grew 21.1 percent on an operational basis, both as compared to the same period in the prior year.

Gross Profit

Our Gross profit was $1.751 billion for the second quarter of 2018, $1.625 billion for the second quarter of 2017, $3.458 billion for the first six months of 2018 and $3.136 billion for the first six months of 2017. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2017	72.0%	71.0%
Manufacturing cost reductions	0.8	1.2
Sales pricing and mix	(0.3)	0.1
Net impact of foreign currency	(1.6)	(1.8)
All other, including inventory changes and other period expense	(0.6)	0.5
Gross profit margin - period ended June 30, 2018	70.3%	71.0%

The primary factors contributing to the decrease in our gross profit margin during the second quarter of 2018, as compared to the same period in 2017, were the negative impacts from foreign currency fluctuations partially offset by the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs. Gross profit margin remained relatively flat during the first six months of 2018, as compared to the same period in 2017.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	886	35.6%	815	36.0%	1,746	35.9%	1,609	36.4%
Research and development expenses	275	11.0%	244	10.8%	536	11.0%	480	10.9%
Royalty expense	17	0.7%	17	0.8%	35	0.7%	34	0.8%

Selling, General and Administrative (SG&A) Expenses

In the second quarter of 2018, our SG&A expenses increased $71 million, or approximately nine percent, as compared to the second quarter of 2017 and were 40 basis points lower as a percentage of net sales. In the first six months of 2018, our SG&A expenses increased $137 million, or approximately nine percent, as compared to the first six months of 2017 and were 50 basis points lower as a percentage of net sales. The decrease in SG&A as a percentage of sales was primarily driven by the benefit of our targeted initiatives focused on reducing SG&A, including end-to-end business process streamlining and automation, expansion of global shared services and leveraging global sourcing.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the second quarter of 2018, our R&D expenses increased $31 million, or approximately 13 percent, as compared to the second quarter of 2017. In the first six months of 2018, our R&D expenses increased $56 million, or approximately 12 percent, as compared to the first six months of 2017. Our R&D expenses remained relatively flat at approximately 11 percent of net sales in the second quarter and first six months of 2018 and 2017. R&D expenses increased as a result of investments across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

Our Royalty expense was $17 million in the second quarter of 2018 and 2017. In the first six months of 2018, our Royalty expense increased $1 million, or approximately three percent, as compared to the first six months of 2017. Our Royalty expense remained relatively flat at approximately one percent of net sales in the second quarters and first six months of 2018 and 2017.

Amortization Expense

Our Amortization expense was $147 million in the second quarter of 2018, as compared to $142 million in the second quarter of 2017 and $288 million in the first six months of 2018, as compared to $285 million in the first six months of 2017. Amortization expense is excluded by management for purposes of evaluating operating performance.

Intangible Asset Impairment Charges

We incurred Intangible asset impairment charges for technology-related intangible assets of $34 million in the second quarter of 2018 and $35 million in the first six months of 2018. We did not incur any Intangible asset impairment charges in the second quarter or first six months of 2017. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense (Benefit)

We recorded a net benefit of $4 million during the second quarter of 2018, a net benefit of $24 million during the second quarter of 2017, a net expense of $1 million during the first six months of 2018 and a net benefit of $74 million during the first six months of 2017 related to the change in fair value of our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense (benefit) is excluded by management for purposes of evaluating operating performance.

Restructuring and Restructuring-related Activities

The following table provides a summary of our restructuring and restructuring-related charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Total restructuring charges (credits)	$5	$1	$18	$5
Total restructuring-related charges (credits)	$11	$15	$26	$30

Restructuring and restructuring-related charges and credits are excluded by management for purposes of evaluating operating performance.

The 2016 Restructuring Plan is expected to result in total pre-tax charges of approximately $275 million to $325 million and reduce gross annual expenses by approximately $165 million to $175 million by the end of 2020 as plan benefits are realized. A substantial portion of these savings will be reinvested in strategic growth initiatives.

In association with our 2016 Restructuring Plan, we made cash payments of $51 million during the first six months of 2018 and cumulative cash payments of $148 million as of June 30, 2018.

Refer to Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related net charges (credits)

Litigation-related net charges (credits) were immaterial in the second quarter of and first six months of 2018. We recorded litigation-related net charges of $205 million in the second quarter of 2017 and $208 million in the first six months of 2017 primarily related to transvaginal surgical mesh product liability cases and claims. Litigation-related net charges (credits) are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense	$(57)	$(58)	$(119)	$(115)

Average borrowing rate	3.6%	3.9%	3.8%	3.9%

Refer to Liquidity and Capital Resources and Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of Other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Interest income	$1	$—	$2	$1
Net foreign currency gain (loss)	(1)	(8)	(9)	(8)
Net gains (losses) on investments	11	(58)	(2)	(58)
Other income (expense), net	1	(10)	(1)	(13)
	$12	$(76)	$(11)	$(78)

Our net gains and losses on investments for second quarter and first six months of 2018 were immaterial. We recorded other-than-temporary impairment losses of $53 million during the second quarter and first six months of 2017 equal to the difference between the carrying value of our investments and their fair value. The charges were recorded within the Other, net caption of our unaudited condensed consolidated statements of operations.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective tax rate from continuing operations	(60.3)%	(60.3)%	(27.3)%	(10.1)%

The change in our reported tax rates for the first six months of 2018, as compared to the same period in 2017, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate, including intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items including the effective settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years and the impacts of the Tax Cuts and Jobs Act (TCJA), enacted on December 22, 2017.

On June 6, 2018, a decision was entered by the United States Tax Court resolving all disputes related to the transfer pricing issues for Guidant Corporation's 2001 through 2006 tax years and our 2006 and 2007 tax years as well as the tax issues related to our 2006 transaction with Abbott Laboratories. Additionally, on May 24, 2018, we resolved all issues with the IRS Office of Appeals for our 2008 through 2010 tax years, including the transfer pricing issue and other unrelated issues. The final settlement calculation included certain elections made in these relevant years and resulted in a final net tax payment of $303 million plus $307 million of estimated interest, which was remitted to the IRS on June 15, 2018. Due to the final settlement of these disputes, we recorded a net tax benefit of $250 million as of June 30, 2018.

We currently expect to resolve the IRS examination of our 2011 through 2013 tax years before the end of 2018. We expect that the exam will be concluded utilizing the same transfer pricing methodologies employed in the 2001 through 2010 tax years. We believe we have recorded sufficient reserves with respect to these periods and therefore do not expect to recognize any additional charges related to the resolution of the 2011 through 2013 tax years.

Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the six months ended June 30, 2018, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K with the exception of our critical accounting policies related to the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018, as described below.
Revenue Recognition
Post Implant Services
We provide non-contractual services to customers to ensure the safe and effective use of certain implanted devices. These promises are immaterial in the context of the contract. In accordance with FASB ASC Topic 606, because the revenue related to the immaterial services is recognized before they are delivered, we forward accrue the costs to provide these services at the time the devices are sold. We record these costs to SG&A expenses. We estimate the amount of time spent by our representatives performing these services and their compensation throughout the device life to determine the service cost. Changes to our business practice or the use of alternative estimates could result in a different amount of accrued cost. Refer to Note L – Revenue to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information on our adoption of FASB ASC Topic 606.

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

As of June 30, 2018, we had $208 million of Cash and cash equivalents on hand, comprised of $49 million invested in money market and government funds and $159 million in interest bearing and non-interest bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.250 billion commercial paper program, which is backed by our 2017 revolving credit facility described below. As of June 30, 2018, we had $1.685 billion in commercial paper debt outstanding resulting in an additional $565 million of available liquidity and no amounts outstanding resulting in an additional $400 million of available liquidity under our credit facility secured by our U.S. trade receivables both described below.

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2018	2017
		(restated)†
Cash provided by (used for) operating activities	$(210)	$290
Cash provided by (used for) investing activities	(664)	(619)
Cash provided by (used for) financing activities	856	317

†
Certain prior year balances related to restricted cash have been reclassified to reflect our adoption of FASB ASC Update No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash in the fourth quarter of 2017. Please refer to our most recent annual report on Form 10-K for additional details.

Operating Activities

During the first six months of 2018, cash used for operating activities was $210 million, as compared to cash provided by operating activities of $290 million during the first six months of 2017, a decrease of $500 million. The decrease was primarily due to payment of the IRS tax settlement.

Investing Activities

During the first six months of 2018, cash used for investing activities primarily included payments for acquisitions of businesses, net of cash acquired of $418 million, purchases of property, plant and equipment of $134 million and payments related to strategic investments and acquisitions of certain technologies of $112 million, primarily related to our $90 million investment in Millipede, Inc. During the first six months of 2017, cash used for investing activities primarily included payments for acquisitions of businesses, net of cash acquired of $392 million, purchases of property, plant and equipment of $180 million and payments related to strategic investments and acquisitions of certain technologies of $47 million.

Financing Activities

Our cash flows for financing activities reflect issuances and repayments of debt, along with cash used to net share settle employee equity awards and stock issuances related to our equity incentive programs.

Debt

We had total debt of $6.493 billion as of June 30, 2018 and $5.616 billion as of December 31, 2017. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			June 30, 2018	December 31, 2017
October 2018 Notes	August 2013	October 2018	—	††	2.650%
January 2020 Notes	December 2009	January 2020	850	850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2028 Notes	February 2018	March 2028	1,000	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2040	(32)	(24)
Unamortized Gain on Fair Value Hedges		2020 - 2023	32	38
Capital Lease Obligation		Various	8	1
Long-term debt			$4,808	$3,815
††As of December 31, 2017, $600 million under the October 2018 Notes was outstanding and classified as short-term debt.
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

As of June 30, 2018 and December 31, 2017, we maintained a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks that matures on August 4, 2022. This facility provides backing for the commercial paper program described below. There were no amounts borrowed under our revolving credit facility as of June 30, 2018 and December 31, 2017.

The 2017 Facility requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of June 30, 2018	as of June 30, 2018
Maximum leverage ratio (1)	3.5 times	2.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreement, for the preceding four consecutive fiscal quarters.

The 2017 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2018, we had $400 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Facility, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Facility, provided that the sum of any excluded net cash litigation payments does not exceed $2.624 billion in the aggregate. As of June 30, 2018, we had $1.526 billion of the legal exclusion remaining.

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
Commercial Paper
As of June 30, 2018, we had $1.685 billion of commercial paper outstanding and $1.197 billion outstanding as of December 31, 2017. Our commercial paper program is backed by the 2017 Facility, which allows us to have a maximum of $2.250 billion in commercial paper outstanding. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of June 30, 2018, the commercial paper issued and outstanding had a weighted average maturity of 46 days and a weighted average yield of 2.58 percent. As of December 31, 2017, the commercial paper issued and outstanding had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Senior Notes

We had senior notes outstanding of $4.800 billion as of June 30, 2018 and $4.400 billion as of December 31, 2017.

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

Other Arrangements

As of June 30, 2018 and December 31, 2017, we maintained a $400 million credit and security facility secured by our U.S. trade receivables maturing in February 2019. We had no outstanding borrowings as of June 30, 2018 and December 31, 2017 under our credit and security facility.

We have accounts receivable factoring programs in certain European countries and with commercial banks in Japan which include promissory notes discounting programs. We account for our factoring programs as sales under FASB ASC Topic 860, Transfers and Servicing. We have no retained interest in the transferred receivables, other than collection and administration, and once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

	As of June 30, 2018			As of December 31, 2017
Factoring Arrangements	Capacity (1)	Amount De-recognized	Average Interest Rate	Capacity (1)	Amount De-recognized	Average Interest Rate
Euro denominated	$442	$161	1.5%	$456	$171	1.8%
Yen denominated (2)	$470	$216	0.5%	$195	$157	1.3%

(1)	The capacities are translated from local currency to U.S. dollar using the spot rates on the last business day of each period.

(2)
The factoring arrangements denominated in Japanese yen consist of two arrangements, one with a maximum capacity of 22.000 billion yen, which has been discontinued as of June 30, 2018, and a new arrangement with a maximum capacity of 30.000 billion yen entered into during March 2018.

As of and through June 30, 2018, we were in compliance with all the required covenants related to our debt obligations.
Equity
We received $53 million during the first six months of 2018 and $44 million during the first six months of 2017 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock during the first six months of 2018 and 2017. As of June 30, 2018, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
Stock-based compensation expense related to our stock ownership plans was approximately $68 million for the first six months of 2018 and $62 million for the first six months of 2017.
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

Additional Information

Cybersecurity

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and to members of our Board of Directors as appropriate. Under our framework, cybersecurity issues are analyzed by subject matter experts and a crisis committee for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to one or more members of the Board of Directors in accordance with our escalation framework. In addition, we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate.
Our directors and executive officers are subject to our Stock Trading Policy, which is designed to facilitate compliance with insider trading laws and governs transactions in our common stock and related derivative securities. Our policy designates certain regular periods, dictated by release of financial results, in which trading is restricted for individuals in information-sensitive positions, including directors and executive officers. In addition, additional periods of trading restriction may be imposed as determined by the President, General Counsel, or Chief Financial Officer in light of material pending developments. Further, during permitted windows, individuals in information-sensitive positions are required to seek pre-clearance for trades from the General Counsel, who assesses whether there are any important pending developments, including cybersecurity matters, which need to be made public before the individual may participate in the market.

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

To calculate adjusted net income (earnings) and adjusted net income (earnings) per share we exclude certain charges (credits) from GAAP net income, including amortization expense, intangible asset impairment charges, acquisition-related net charges (credits), restructuring and restructuring-related net charges (credits), litigation-related net charges (credits), certain investment impairment charges and certain discrete tax items. Amounts are tax effected at the company's effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type that management excluded as part of these non-GAAP financial measures, since our most recent Annual Report on Form 10-K, as well as the reason for excluding each individual item:

•
Discrete tax items - These items represent adjustments of certain tax positions including those which a) are estimates as a result of the TCJA, enacted in December 2017, and, or b) were a benefit resulting from the finalization of the IRS Stipulation of Settled Issues consistent with the manner in which the tax reserves were originally booked. These adjustments are not indicative of expected on-going operating results. We exclude the impact of this charge from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for the purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

The GAAP financial measures most directly comparable to adjusted net income and adjusted net income per share are GAAP net income and GAAP net income per share.

To calculate operational net sales, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to operational net sales is net sales on a GAAP basis.

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in Item 2 of this Quarterly Report on Form 10-Q beginning with our Financial Summary.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed below and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These factors, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the forward-looking statements. These additional factors include, among other things, future political, economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, litigation and governmental investigations, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We caution each reader of this Quarterly Report on Form 10-Q to consider carefully these factors.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $8.295 billion as of June 30, 2018 and $5.923 billion as of December 31, 2017. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $477 million as of June 30, 2018 as compared to $321 million as of December 31, 2017. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $583 million as of June 30, 2018 as compared to $421 million as of December 31, 2017. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2018 and December 31, 2017. As of June 30, 2018, $4.800 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 74 percent of our total debt.
Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 606, effective January 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting during the three and six month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note H – Income Taxes and Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31, 2018.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer