Form 10-Q
period 2018-09-30
BOSTON SCIENTIFIC CORP
filed 2018-10-29
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 23, 2018
Common Stock, $0.01 par value	1,383,800,781

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017

Net sales	$2,393	$2,222	$7,262	$6,640
Cost of products sold	672	637	2,084	1,919
Gross profit	1,720	1,585	5,179	4,721

Operating expenses:
Selling, general and administrative expenses	870	800	2,616	2,408
Research and development expenses	289	254	825	734
Royalty expense	17	16	52	50
Amortization expense	148	139	437	424
Intangible asset impairment charges	—	3	35	3
Contingent consideration expense (benefit)	(13)	(4)	(12)	(78)
Restructuring charges (credits)	3	12	20	17
Litigation-related net charges (credits)	18	(12)	18	196
	1,333	1,208	3,992	3,754
Operating income (loss)	388	377	1,187	967

Other income (expense):
Interest expense	(58)	(57)	(177)	(172)
Other, net	126	(11)	116	(89)
Income (loss) before income taxes	456	309	1,126	706
Income tax expense (benefit)	24	26	(159)	(13)
Net income (loss)	$432	$283	$1,285	$719

Net income (loss) per common share — basic	$0.31	$0.21	$0.93	$0.53
Net income (loss) per common share — assuming dilution	$0.31	$0.20	$0.92	$0.52

Weighted-average shares outstanding
Basic	1,382.8	1,372.0	1,380.0	1,369.1
Assuming dilution	1,403.9	1,394.1	1,399.8	1,391.8

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Net income (loss)	$432	$283	$1,285	$719
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(6)	25	(42)	46
Net change in derivative financial instruments	47	(24)	125	(100)
Net change in available-for-sale securities	—	1	—	3
Net change in defined benefit pensions and other items	—	—	—	(1)
Total other comprehensive income (loss)	40	2	82	(52)
Total comprehensive income (loss)	$472	$285	$1,367	$667

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$168	$188
Trade accounts receivable, net	1,580	1,548
Inventories	1,134	1,078
Prepaid income taxes	43	66
Other current assets	1,045	942
Total current assets	3,971	3,822
Property, plant and equipment, net	1,730	1,697
Goodwill	7,588	6,998
Other intangible assets, net	6,297	5,837
Other long-term assets	794	688
TOTAL ASSETS	$20,379	$19,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,820	$1,801
Accounts payable	453	530
Accrued expenses	2,469	2,456
Other current liabilities	340	867
Total current liabilities	5,082	5,654
Long-term debt	4,806	3,815
Deferred income taxes	428	191
Other long-term liabilities	1,774	2,370

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,631,271,283 shares as of September 30, 2018 and 1,621,062,898 shares as of December 31, 2017	16	16
Treasury stock, at cost - 247,566,270 shares as of September 30, 2018 and December 31, 2017	(1,717)	(1,717)
Additional paid-in capital	17,304	17,161
Accumulated deficit	(7,339)	(8,390)
Accumulated other comprehensive income (loss), net of tax	25	(59)
Total stockholders’ equity	8,289	7,012
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,379	$19,042

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2018	2017
		(restated)†
Cash provided by (used for) operating activities	$291	$742

Investing activities:
Purchases of property, plant and equipment	(210)	(240)
Payments for acquisitions of businesses, net of cash acquired	(968)	(392)
Payments for investments and acquisitions of certain technologies	(148)	(89)
Cash provided by (used for) investing activities	(1,326)	(721)

Financing activities:
Payment of contingent consideration amounts previously established in purchase accounting	(16)	(30)
Proceeds from short-term borrowings, net of debt issuance costs	999	—
Net increase (decrease) in commercial paper	(403)	1,253
Proceeds from borrowings on credit facilities	569	2,156
Payments on borrowings from credit facilities	(569)	(2,216)
Payments on long-term borrowings	(602)	(1,000)
Proceeds from long-term borrowings, net of debt issuance and extinguishment costs	989	—
Cash used to net share settle employee equity awards	(54)	(64)
Proceeds from issuances of shares of common stock	94	79
Cash provided by (used for) financing activities	1,007	178

Effect of foreign exchange rates on cash	(9)	3

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(37)	202
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,017	487
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$980	$690

Supplemental Information
Stock-based compensation expense	$104	$96
Fair value of contingent consideration recorded in purchase accounting	190	—

	As of September 30,
Reconciliation to amounts within the unaudited condensed consolidated balance sheets:	2018	2017
Cash and cash equivalents	$168	$210
Restricted cash and restricted cash equivalents included in Other current assets	781	453
Restricted cash equivalents included in Other long-term assets	31	27
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$980	$690
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

Revision of Reportable Segments

Effective January 1, 2018, following organizational changes to align our business and organization structure focused on active implantable devices, we revised our reportable segments, in accordance with FASB ASC Topic 280, Segment Reporting. The revision reflects a reclassification of our Neuromodulation business from our Medical Surgical (MedSurg) segment to our newly created Rhythm and Neuro segment. We have revised prior year amounts to conform to the current year’s presentation (as denoted with an asterisk throughout *). There was no revision to operating segments or reporting units as a result of the organizational change. See Note C – Goodwill and Other Intangible Assets and Note K – Segment Reporting for further details.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheet for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events) for the three and nine months ended September 30, 2018. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments and Note I – Commitments and Contingencies for more information.

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

The impact of adopting FASB ASC Topic 606 on our unaudited condensed consolidated balance sheets resulted in an increase in Other current liabilities of $59 million and an increase in Other long-term liabilities of $205 million as of September 30, 2018, as a result of accruing for our post-implant support obligation. We also recorded deferred tax assets primarily related to post-implant support, resulting in an increase in Other long-term assets of $12 million and a reduction in Deferred income taxes of $41 million as of September 30, 2018. The remaining impact of adopting FASB ASC Topic 606 was not material to our financial position or results of operations.

Refer to Note L – Revenue for additional details.

ASC Update No. 2016-01

In January 2016, the FASB issued ASC Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The purpose of Update No. 2016-01 is to improve financial reporting for financial instruments by reducing the number of items recorded to other comprehensive income. We adopted Update No. 2016-01 in the first quarter of 2018, using both the modified retrospective and prospective methods. For publicly-held securities, we used the modified retrospective approach. Unrealized gains and losses previously recorded to Other comprehensive income (loss) were reclassified to retained earnings, and all future fair value changes will be recorded to Net income (loss). For privately-held securities, we elected the measurement alternative approach for our existing investments, which is applied prospectively upon adoption. This approach requires entities to measure their investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of the standard did not have a material impact on our financial position or results of operations. The actual impact to future periods resulting from fair value changes of our equity investments is difficult to predict as it will depend on their future performance.

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

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

2018 Acquisitions

Augmenix, Inc.

On October 16, 2018, we announced the closing of our acquisition of Augmenix, Inc. (Augmenix), a privately-held company which has developed and commercialized the SpaceOAR™ Hydrogel System to help reduce common and debilitating side effects that men may experience after receiving radiotherapy to treat prostate cancer. The transaction price consists of an upfront cash payment of $500 million and up to $100 million in payments contingent upon revenue-based milestones. We are in the process of integrating Augmenix into our Urology and Pelvic Health business.

VENITI, Inc.

On August 8, 2018, we announced the signing of an agreement to acquire VENITI, Inc. (VENITI), a privately-held company that has developed and commercialized the VICI VENOUS STENT™ System (VICI stent system) for treating venous obstructive disease. We have been an investor in VENITI since 2016 and held an interest of approximately 25 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consists of an upfront cash payment of $108 million and up to $52 million in payments contingent upon a regulatory-based milestone. The acquisition closed in the third quarter of 2018. We are in the process of integrating VENITI into our Peripheral Interventions business.

Claret Medical, Inc.

On August 2, 2018, we announced the closing of our acquisition of Claret Medical, Inc. (Claret), a privately-held company that has developed and commercialized the Sentinel™ Cerebral Embolic Protection System. The device is used to protect the brain during certain interventional procedures, predominately in patients undergoing transcatheter aortic valve replacement (TAVR). The transaction price consists of an upfront cash payment of $220 million and an additional $50 million payment for reaching a reimbursement-based milestone that was achieved in the third quarter. We are in the process of integrating Claret into our Interventional Cardiology business.

Cryterion Medical, Inc.

On July 5, 2018, we announced the closing of our acquisition of Cryterion Medical, Inc. (Cryterion), a privately-held company developing a single-shot cryoablation platform for the treatment of atrial fibrillation. We have been an investor in Cryterion since 2016 and held an interest of approximately 35 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consists of an upfront cash payment of $202 million. We are in the process of integrating Cryterion into our Electrophysiology business.

NxThera, Inc.

On April 30, 2018, we announced the closing of our acquisition of NxThera, Inc. (NxThera), a privately-held company that developed the Rezûm™ System, a minimally invasive therapy in a growing category of treatment options for patients with benign prostatic hyperplasia (BPH). We held a minority interest immediately prior to the acquisition date. The transaction price to acquire the remaining stake consists of an upfront cash payment of approximately $240 million and up to approximately $85 million in payments contingent upon commercial milestones over the next four years. We are in the process of integrating NxThera into our Urology and Pelvic Health business.

nVision Medical Corporation

On April 16, 2018, we announced the closing of our acquisition of nVision Medical Corporation (nVision), a privately-held company focused on women’s health. nVision developed the first and only device cleared by the U.S. Food and Drug Administration (FDA) to collect cells from the fallopian tubes, offering a potential platform for earlier diagnosis of ovarian cancer. The transaction price consists of an upfront cash payment of $150 million and up to an additional $125 million in payments contingent upon clinical and commercial milestones over the next four years. We are in the process of integrating nVision into our Urology and Pelvic Health business.

In addition, we completed other individually immaterial acquisitions in the first nine months of 2018 for total consideration of $50 million in cash at closing plus aggregate contingent consideration of up to $10 million.

We recorded gains of $142 million in the third quarter of 2018 and $182 million in the first nine months of 2018 within Other, net on our unaudited condensed consolidated statements of operations based on the difference between the book values and the fair values of our previously-held investments immediately prior to the acquisition dates, which aggregate to $250 million. We remeasured the fair value of each previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests.

Purchase Price Allocation

We accounted for these acquisitions as business combinations, and in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate preliminary purchase prices are as follows:

(in millions)
Payments for acquisitions, net of cash acquired	$969
Fair value of contingent consideration	190
Fair value of prior interests	250
$1,409

The following summarizes the preliminary purchase price allocations for the acquisitions as of September 30, 2018:

(in millions)
Goodwill	$619
Amortizable intangible assets	707
Indefinite-lived intangible assets	213
Other assets acquired	99
Liabilities assumed	(14)
Deferred tax liabilities	(215)
$1,409

We allocated a portion of the preliminary purchase prices to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$697	10 - 14	17% - 23%
Other intangible assets	10	6 - 13	13% - 15%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	213	N/A	15%
	$920

2017 Acquisitions

Symetis SA

On May 16, 2017, we announced the closing of our acquisition of Symetis SA (Symetis), a privately-held Swiss structural heart company focused on minimally-invasive transcatheter aortic valve replacement devices. The transaction price consists of an upfront cash payment of approximately $430 million. We are in the process of integrating Symetis into our Interventional Cardiology business.

Purchase Price Allocation

We accounted for the acquisition of Symetis as a business combination, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The purchase price was comprised of the following component:

(in millions)
Payment for acquisition, net of cash acquired	$391

The following summarizes the purchase price allocation for the Symetis acquisition as of September 30, 2018:

(in millions)
Goodwill	$183
Amortizable intangible assets	278
Other assets acquired	25
Liabilities assumed	(95)
$391

We allocated a portion of the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$268	13	24%
Other intangible assets	10	2 - 13	24%
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

Our IPR&D intangible assets that are not subject to amortization (indefinite-lived intangible assets) represent technical processes, intellectual property and/or institutional understanding acquired through business combinations that are fundamental to the ongoing operations of our business and have no limit to their useful life.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2017	$169
Amounts recorded related to current year acquisitions	190
Purchase price adjustments related to prior year acquisitions	(22)
Contingent consideration expense (benefit)	(12)
Contingent consideration payments	(21)
Balance as of September 30, 2018	$305

As of September 30, 2018, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $780 million. The maximum amount of future contingent consideration (undiscounted) decreased approximately $540 million compared to the amount as of December 31, 2017 due primarily to the expiration of certain contingent consideration arrangements in the third quarter of 2018.

The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2018	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$201 million	Discounted Cash Flow	Discount Rate	3%	-	4%
			Probability of Payment	17%	-	99%
			Projected Year of Payment	2018	-	2022
Revenue-based Payments	$104 million	Discounted Cash Flow	Discount Rate	11%	-	15%
			Projected Year of Payment	2018	-	2026

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

Strategic Investments

On January 24, 2018, we closed an investment and entered into an acquisition option agreement with Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. Under the terms of the agreements, we have purchased a portion of the outstanding shares of Millipede along with newly issued shares of the company for a total consideration of $90 million. We also have the option to acquire the remaining shares of the company at any time prior to the completion of a first-in-human clinical study that meets certain parameters. Upon the completion of the clinical study, Millipede has the option to compel us to acquire the remaining shares of the company. Each company’s option period expires by the end of 2019. Completion of this acquisition would result in an additional $325 million payment by us at closing with an additional $125 million becoming payable upon achievement of a commercial milestone.

The aggregate carrying amount of our strategic investments were comprised of the following categories:

	As of
(in millions)	September 30, 2018	December 31, 2017
Equity method investments	$291	$209
Measurement alternative investments	73	81
Publicly-held securities	1	15
Notes receivable	19	47
	$384	$353

These investments are classified as Other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of September 30, 2018, the carrying amount of our aggregated equity method investments exceeded our share of the underlying equity in net assets by approximately $321 million, which represents amortizable intangible assets, IPR&D, deferred tax liabilities and goodwill.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of September 30, 2018		As of December 31, 2017
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$9,989	$(5,145)	$9,386	$(4,880)
Patents	517	(388)	517	(379)
Other intangible assets	1,645	(927)	1,633	(838)
	$12,151	$(6,460)	$11,536	$(6,097)
Indefinite-lived intangible assets
Goodwill	$17,488	$(9,900)	$16,898	$(9,900)
IPR&D	486	—	278	—
Technology-related	120	—	120	—
	$18,094	$(9,900)	$17,295	$(9,900)

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

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Total
Balance as of December 31, 2017	$2,877	$417	$3,704	$6,998
Impact of reportable segment revisions	(1,379)	1,379	—	—
Impact of foreign currency fluctuations and other changes in carrying amount	(3)	(22)	(4)	(29)
Goodwill acquired	246	149	224	619
Balance as of September 30, 2018	$1,742	$1,922	$3,923	$7,588

Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

We test our goodwill balances in the second quarter of each year for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2018, we performed our annual goodwill impairment test for all of our reporting units and concluded the fair value of each reporting unit exceeded its carrying value.

In performing the goodwill impairment assessment, we utilized both the optional qualitative assessment and the quantitative approach prescribed under FASB ASC Topic 350, Intangibles - Goodwill and Other. In 2018, we performed a qualitative assessment for our Urology and Pelvic Health and Neuromodulation reporting units since their fair values have historically exceeded carrying value by greater than 100 percent. The remaining reporting units were quantitatively tested for impairment. For the reporting units subject to a qualitative assessment, if it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative approach of the goodwill impairment test is necessary. In 2018, for all reporting units tested using the qualitative assessment, we concluded that it was unnecessary to perform the quantitative impairment test. For all reporting units tested using the quantitative approach, we concluded that the fair value of each reporting unit exceeded its carrying value.

In the third quarter of 2018, we performed our annual impairment test of all IPR&D projects and our indefinite-lived core technology assets using the optional qualitative assessment approach and determined that there were no impairment indicators. In addition, we verified that their classification as indefinite-lived assets continues to be appropriate.

Refer to Critical Accounting Policies and Estimates within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and indefinite-lived intangible asset impairment testing.

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

Certain of our currency forward contracts are designated as net investment hedges under FASB ASC Topic 815 and are intended to hedge a portion of our net investments in certain of our entities with functional currencies denominated in Euro, Swiss franc, and Japanese yen functional operating entities. We have elected to use the spot method to assess effectiveness for our derivatives that are designated as net investment hedges. Under the spot method, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA), which is included within the AOCI caption of our unaudited condensed consolidated balance sheets. Therefore, the spot-forward difference is excluded from the assessment of effectiveness and accounted for separately.

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

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2018	December 31, 2017
Forward currency contracts	Cash flow hedge	$4,115	$3,252
Forward currency contracts	Net investment hedge	1,455	—
Forward currency contracts	Non-designated	2,804	2,671
Total Notional Outstanding		$8,374	$5,923

The remaining time to maturity as of September 30, 2018 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts.

We had no interest rate derivative instruments outstanding as of September 30, 2018 and December 31, 2017.

The following table presents the effect of our derivative instruments designated as cash flow hedges and net investment hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations:

(in millions)	Unaudited Condensed Consolidated Statements of Operations		Effective Amount Recognized in OCI			Effective Amount Reclassified from AOCI into Earnings
	Location	Total	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2018
Forward currency contracts	Cost of products sold	$672	$58	$(13)	$45	$2	$—	$2
Forward currency contracts	Interest expense	58	4	(1)	3	(10)	2	(8)
			$63	$(14)	$49	$(8)	$2	$(6)

Three Months Ended September 30, 2017
Forward currency contracts	Cost of products sold	$637	$(24)	$9	$(15)	$(14)	$5	$(9)
			$(24)	$9	$(15)	$(14)	$5	$(9)

Nine Months Ended September 30, 2018
Forward currency contracts	Cost of products sold	$2,084	$135	$(30)	$105	$27	$(6)	$21
Interest rate derivative contracts	Interest expense	177	—	—	—	(1)	—	(1)
Forward currency contracts	Interest expense	177	25	(6)	19	(17)	4	(13)
			$160	$(36)	$124	$9	$(2)	$7

Nine Months Ended September 30, 2017
Forward currency contracts	Cost of products sold	$1,919	$(88)	$32	$(56)	$(68)	$25	$(43)
Interest rate derivative contracts	Interest expense	172	—	—	—	(1)	—	(1)
			$(88)	$32	$(56)	$(69)	$25	$(44)

Refer to Note M – Changes in Other Comprehensive Income for the total amounts relating to derivative instruments presented within the unaudited condensed consolidated statements of comprehensive income (loss). For our outstanding net investment hedges, the net gain or loss reclassified from AOCI to earnings as a reduction of Interest expense represents the straight-line amortization of the excluded component as calculated at the date of designation. This initial value has been excluded from the assessment of effectiveness in accordance with FASB ASC Topic 815.

As of September 30, 2018, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as fair value and cash flow hedges under FASB ASC Topic 815 that may be reclassified to earnings within the next twelve months are presented below (in millions):

Designated Derivative Instrument	FASB ASC Topic 815 Designation	Location in Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Interest rate derivative contracts	Fair value hedge	Interest expense	$12
Interest rate derivative contracts	Cash flow hedge	Interest expense	1
Forward currency contracts	Cash flow hedge	Cost of products sold	43
Forward currency contracts	Net investment hedge	Interest expense	41

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2018	2017	2018	2017
Net gain (loss) on currency hedge contracts	Other, net	$16	$(13)	$25	$(25)
Net gain (loss) on currency transaction exposures	Other, net	(23)	9	(40)	13
Net currency exchange gain (loss)		$(6)	$(4)	$(15)	$(12)

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

	Location in Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		September 30, 2018	December 31, 2017
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$48	$7
Forward currency contracts	Other long-term assets	147	57
		195	64
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	61	18
Total Derivative Assets		$256	$82

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$5	$37
Forward currency contracts	Other long-term liabilities	10	33
		14	69
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	29	21
Total Derivative Liabilities		$44	$90

(1)	We classify derivative assets and liabilities as current when the settlement date of the derivative contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2018				December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$30	$—	$—	$30	$21	$—	$—	$21
Publicly-held securities	1	—	—	1	15	—	—	15
Forward currency contracts	—	256	—	256	—	82	—	82
	$31	$256	$—	$287	$36	$82	$—	$118
Liabilities
Forward currency contracts	$—	$44	$—	$44	$—	$90	$—	$90
Contingent consideration liability	—	—	305	305	—	—	169	169
	$—	$44	$305	$349	$—	$90	$169	$259

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $30 million invested in money market and government funds as of September 30, 2018, we had $138 million in interest bearing and non-interest-bearing bank accounts. In addition to $21 million invested in money market and government funds as of December 31, 2017, we had $167 million in interest bearing and non-interest-bearing bank accounts.

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

The fair value of our outstanding debt obligations was $6.821 billion as of September 30, 2018 and $5.945 billion as of December 31, 2017. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, amortized cost for commercial paper and face value for term loans and credit facility borrowings outstanding. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $6.626 billion as of September 30, 2018 and $5.616 billion as of December 31, 2017. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			September 30, 2018	December 31, 2017
October 2018 Notes	August 2013	October 2018	$—	††	2.650%
January 2020 Notes	December 2009	January 2020	850	$850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2028 Notes	February 2018	March 2028	1,000	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2040	(30)	(24)
Unamortized Gain on Fair Value Hedges		2020 - 2023	29	38
Capital Lease Obligation		Various	8	1
Long-term debt			$4,806	$3,815
††As of December 31, 2017, $600 million under the October 2018 Notes was outstanding and classified as short-term debt.
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

As of September 30, 2018 and December 31, 2017, we maintained a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks that matures on August 4, 2022. This facility provides backing for the commercial paper program described below. There were no amounts outstanding under our revolving credit facility as of September 30, 2018 and December 31, 2017.

The 2017 Facility requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of September 30, 2018	as of September 30, 2018
Maximum leverage ratio (1)	3.5 times	2.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the 2017 Facility, for the preceding four consecutive fiscal quarters.

The 2017 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2018, we had $386 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Facility, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Facility, provided that the sum of any excluded net cash litigation payments does not exceed $2.624 billion in the aggregate. As of September 30, 2018, we had $1.384 billion of the legal exclusion remaining.

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

Commercial Paper
As of September 30, 2018, we had $816 million of commercial paper outstanding and $1.197 billion outstanding as of December 31, 2017. Our commercial paper program is backed by the 2017 Facility, which allows us to have a maximum of $2.250 billion in commercial paper outstanding. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of September 30, 2018, the commercial paper issued and outstanding had a weighted average maturity of 29 days and a weighted average yield of 2.58 percent. As of December 31, 2017, the commercial paper issued and outstanding had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Senior Notes

We had senior notes outstanding of $4.800 billion as of September 30, 2018 and $4.400 billion as of December 31, 2017.

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

Term Loan

On August 20, 2018, we entered into a $1.000 billion Term Loan Credit Agreement (August 2019 Term Loan), maturing on August 19, 2019, which is presented within Current debt obligations in the accompanying unaudited condensed consolidated balance sheets. Borrowings under the August 2019 Term Loan bear interest at an annual rate of LIBOR plus 0.65%. The August 2019 Term Loan requires that we comply with certain covenants, including financial covenants with respect to maximum leverage consistent with the 2017 Facility. As of September 30, 2018, we had $1.000 billion outstanding under our August 2019 Term Loan. We used the proceeds from the August 2019 Term Loan to repay a portion of our outstanding commercial paper.

Other Arrangements

As of September 30, 2018 and December 31, 2017, we maintained a $400 million credit and security facility secured by our U.S. trade receivables maturing in February 2019. We had no outstanding borrowings as of September 30, 2018 and December 31, 2017 under our credit and security facility.

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

	As of September 30, 2018			As of December 31, 2017
Factoring Arrangements	Capacity (1)	Amount De-recognized	Average Interest Rate	Capacity (1)	Amount De-recognized	Average Interest Rate
Euro denominated	$451	$158	1.7%	$456	$171	1.8%
Yen denominated (2)	458	194	0.5%	195	157	1.3%

(1)	The capacities are translated from local currency to U.S. dollar using the spot rates on the last business day of each period.

(2)
The factoring arrangements denominated in Japanese yen consist of two arrangements, one with a maximum capacity of 22.000 billion yen, which has been discontinued in 2018, and a new arrangement with a maximum capacity of 30.000 billion yen entered into in March 2018.

Debt Covenants Compliance

As of and through September 30, 2018, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note E - Borrowings and Credit Arrangements of the consolidated financial statements in our most recent Annual Report on Form 10-K.

NOTE F – RESTRUCTURING-RELATED ACTIVITIES

2016 Restructuring Plan

On June 6, 2016, our Board of Directors approved and we committed to a restructuring initiative (the 2016 Restructuring Plan). The 2016 Restructuring Plan is intended to develop global commercialization, technology and manufacturing capabilities in key growth markets and build on our Plant Network Optimization (PNO) strategy, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and expanding operational efficiencies in support of our operating income margin goals. Key activities under the 2016 Restructuring Plan include strengthening global infrastructure through evolving global real estate assets and workplaces, developing global commercial and technical competencies, enhancing manufacturing and distribution expertise in certain regions and continuing implementation of our PNO strategy. These activities were initiated in the second quarter of 2016. The majority of the costs associated with this Plan are expected to be incurred by the end of 2018. We revised the original estimate for the costs and savings associated with the program in the first quarter of 2018, as approved by the Board of Directors.

The following table provides a summary of our estimates of costs associated with the 2016 Restructuring Plan by major type of cost:

Type of cost	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits	$80 million to $90 million
Other (1)	$25 million to $50 million
Restructuring-related expenses:
Other (2)	$170 million to $185 million
$275 million to $325 million

(1)	Consists primarily of consulting fees and costs associated with contract cancellations.

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

The following presents these costs (credits) by major type and line item within our accompanying unaudited condensed consolidated statements of operations (in millions):

Three Months Ended September 30, 2018	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$6	$—	$(3)	$3
Restructuring-related expenses:
Cost of products sold	—	10	—	10
Selling, general and administrative expenses	—	—	2	2
	—	10	2	12
	$6	$10	$(1)	$15

Three Months Ended September 30, 2017	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$11	$—	$1	$12
Restructuring-related expenses:
Cost of products sold	—	11	—	11
Selling, general and administrative expenses	—	—	3	3
	—	11	3	14
	$11	$11	$4	$26

Nine Months Ended September 30, 2018	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$21	$—	$—	$20
Restructuring-related expenses:
Cost of products sold	—	33	—	33
Selling, general and administrative expenses	—	—	5	5
	—	33	5	38
	$21	$33	$5	$58

Nine Months Ended September 30, 2017	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges (credits)	$14	$—	$3	$17
Restructuring-related expenses:
Cost of products sold	—	35	—	35
Selling, general and administrative expenses	—	—	9	9
	—	35	9	44
	$14	$35	$12	$61

The following table presents cumulative restructuring and restructuring-related charges as of September 30, 2018, by major type:

(in millions)
Termination benefits	$69
Other (1)	15
Total restructuring charges	84
Transfer costs	93
Other (2)	21
Restructuring-related expenses	114
$199

(1)	Consists primarily of consulting fees and costs associated with contract cancellations.

(2)
Comprised of other costs directly related to our Restructuring Plan, including program management, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities.

Cash payments were made using cash generated from operations and are comprised of the following:

(in millions)
Nine Months Ended September 30, 2018
Termination benefits	$26
Transfer costs	33
Other	16
$76

Program to Date
Termination benefits	$53
Transfer costs	92
Other	26
$172

Our restructuring liability is primarily comprised of accruals for termination benefits. The following is a rollforward of the termination benefit liability, which is reported as a component of Accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

(in millions)
Accrued as of December 31, 2017	$22
Charges (credits)	21
Cash payments	(26)
Accrued as of September 30, 2018	$17

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$168	$188
Restricted cash and restricted cash equivalents included in Other current assets	781	803
Restricted cash equivalents included in Other long-term assets	31	26
	$980	$1,017

Trade accounts receivable, net

	As of
(in millions)	September 30, 2018	December 31, 2017
Accounts receivable	$1,646	$1,645
Allowance for doubtful accounts	(66)	(68)
Allowance for sales returns (1)	—	(30)
	$1,580	$1,548

(1)
Due to the adoption of FASB ASC Topic 606 effective January 1, 2018, the allowance for sales returns has been prospectively reclassified from Trade accounts receivable, net to Other current liabilities within the unaudited condensed consolidated balance sheets. Prior period balances remain unchanged.

The following is a rollforward of our allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$63	$74	$68	$73
Net charges to expenses	6	9	15	14
Utilization of allowances	(4)	(2)	(17)	(6)
Ending balance	$66	$81	$66	$81

Inventories

	As of
(in millions)	September 30, 2018	December 31, 2017
Finished goods	$733	$685
Work-in-process	103	110
Raw materials	298	284
	$1,134	$1,078

Property, plant and equipment, net

	As of
(in millions)	September 30, 2018	December 31, 2017
Land	$101	$102
Buildings and improvements	1,108	1,120
Equipment, furniture and fixtures	3,257	3,183
Capital in progress	261	219
	4,726	4,625
Accumulated depreciation	(2,996)	(2,928)
	$1,730	$1,697

Depreciation expense was $74 million for the third quarter of 2018, $71 million for the third quarter of 2017, $212 million for the first nine months of 2018 and $198 million for the first nine months of 2017.

Accrued expenses

	As of
(in millions)	September 30, 2018	December 31, 2017
Legal reserves	$1,050	$1,176
Payroll and related liabilities	590	591
Contingent consideration liability	144	36
Other	685	653
	$2,469	$2,456

Other long-term liabilities

	As of
(in millions)	September 30, 2018	December 31, 2017
Accrued income taxes	$789	$1,275
Legal reserves	112	436
Contingent consideration liability	161	133
Other	712	525
	$1,774	$2,370

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective tax rate from continuing operations	5.3%	8.5%	(14.1)%	(2.0)%

The change in our reported tax rates for the third quarter and the first nine months of 2018, as compared to the same periods in 2017, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items including the effective settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years and the impacts of the Tax Cuts and Jobs Act (TCJA), enacted on December 22, 2017.

In the second quarter of 2018, a decision was entered by the United States Tax Court resolving all disputes related to the transfer pricing issues for Guidant Corporation's 2001 through 2006 tax years and our 2006 and 2007 tax years as well as the tax issues related to our 2006 transaction with Abbott Laboratories. Additionally, we resolved all issues with the IRS Office of Appeals for our 2008 through 2010 tax years, including the transfer pricing issue and other unrelated issues. The final settlement calculation included certain elections made in these relevant years and resulted in a final net tax payment of $303 million plus $307 million of estimated interest, which was remitted in the second quarter of 2018. Due to the final settlement of these disputes, we recorded a net tax benefit of $250 million in the first nine months of 2018.

We currently expect to resolve the IRS examination of our 2011 through 2013 tax years in the next six months. We expect that the exam will be concluded utilizing the same transfer pricing methodologies employed in the 2001 through 2010 tax years. We believe we have recorded sufficient reserves with respect to these periods and therefore do not expect to recognize any additional charges related to the resolution of the 2011 through 2013 tax years.

As of September 30, 2018, we had $511 million of gross unrecognized tax benefits, of which a net $438 million, if recognized, would affect our effective tax rate. As of December 31, 2017, we had $1.238 billion of gross unrecognized tax benefits, of which a net $1.150 billion, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to reaching settlements with tax authorities.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $81 million accrued for gross interest and penalties as of September 30, 2018 and $655 million as of December 31, 2017. The change in our accrued interest and penalties is primarily related to reaching settlements with tax authorities. We recognized net tax expense related to interest and penalties of $3 million in the third quarter of 2018, $14 million in the third quarter of 2017, $22 million in the first nine months of 2018 and $40 million in the first nine months of 2017.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $226 million.

There are a number of key provisions under the TCJA that impact us and we continue to monitor and analyze the ramifications of the new law as the implementation is executed. The final impact of the TCJA may differ from the estimates reported due to, among other things, changes in interpretations and assumptions made by us, additional guidance that may be issued by the U.S. Department of the Treasury and actions that we may take as a result. The TCJA reduces the U.S. Federal corporate income tax rate from 35 percent to 21 percent, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. Due to insufficient guidance, as well as the availability of information to accurately analyze the impact of the TCJA, we have made a reasonable estimate of the effects, as described below, and in other cases we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under FASB ASC Topic 740, Income Taxes and the provisions of the tax laws that were in effect immediately prior to enactment. We have not recognized any additional tax in the third quarter of 2018, but we will continue to analyze the TCJA impact in the fourth quarter. In the first nine months of 2018, we recognized an additional tax benefit of $37 million related to settling our transfer pricing dispute with the IRS, resulting in a total provisional estimate of $824 million related to the TCJA.

We are required to record deferred tax assets and liabilities based on the enacted tax rates at which they are expected to reverse in the future. Therefore, any U.S. related deferred taxes were re-measured from 35 percent down to 21 percent based on the recorded balances as of December 31, 2017. The analysis included a preliminary assessment on the deductibility of certain amounts for which deferred tax assets may have been recorded. However, we are still analyzing certain aspects of the TCJA and refining our calculations based on the available information, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. As of September 30, 2018, we have not adjusted our provisional estimate related to re-measurement of our deferred tax balances. As of December 31, 2017, we recorded an estimated tax benefit of approximately $99 million.

We are required to calculate a one-time transition tax based on our total post-1986 foreign subsidiaries' earnings and profits (E&P) that we previously deferred from U.S. income taxes. As a result of settling our various tax audits, the revised provisional amount of transition tax is approximately $866 million. We anticipate offsetting this liability against existing tax attributes reducing the required payment to approximately $506 million, which will be remitted over an eight-year period. We remitted the first estimated installment payment in the second quarter of 2018. We have not yet completed our calculation of the total post-1986 E&P, and we continue to refine the analysis. We expect that our undistributed foreign earnings as of December 31, 2017 will remain indefinitely reinvested in our foreign operations. Accordingly, no income taxes beyond the federal and state impact of the transition tax have been provided for these undistributed foreign earnings or any additional outside basis difference inherent in these entities. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings and additional outside basis difference in these entities is not practicable.

We are subject to a territorial tax system under the TCJA, in which we are required to provide for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. Additionally, we are required to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. As of September 30, 2018, we are still evaluating the effects of the GILTI provisions as guidance and interpretations continue to emerge. Therefore, we have not determined our accounting policy on the GILTI provisions. However, Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 118 requires that we reflect the impact of the GILTI provisions as a period expense until the accounting policy is finalized. Therefore, we have included the provisional estimate of GILTI related to current-year operations in our estimated annual effective tax rate only and will be updating the impact and accounting policy as the analysis related to the GILTI provisions is completed.

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

Our accrual for legal matters that are probable and estimable was $1.162 billion as of September 30, 2018 and $1.612 billion as of December 31, 2017 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was primarily due to settlement payments, authorized in 2018, associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is funded and included in our restricted cash and restricted cash equivalent balances of $812 million as of September 30, 2018 and $829 million as of December 31, 2017, as disclosed in Note G – Supplemental Balance Sheet Information. We recorded litigation-related net charges of $18 million in the third quarter and first nine months of 2018. We recorded a litigation-related net credit of $12 million in the third quarter of 2017 and a litigation-related net charge of $196 million in the first nine months of 2017. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the periods ended March 31, 2018 and June 30, 2018 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation (Edwards) in the U.S. District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN™ 3 Valve infringes a patent related to adaptive sealing technology. On June 9, 2016, Edwards filed a counterclaim alleging that our Lotus™ Valve System infringes three patents owned by Edwards. On October 12, 2016, Edwards filed a petition for inter partes review of our patent with the U.S. Patent and Trademark Office (USPTO), Patent Trial and Appeal Board. On March 29, 2017, the USPTO granted the inter partes review request. On April 18, 2017, Edwards filed a second petition for inter partes review of our patent with the USPTO. On March 23, 2018, the USPTO found our patent invalid. The Company filed an appeal before the United States Court of Appeals for the Federal Circuit on May 24, 2018.

On November 29, 2016, Nevro Corp. (Nevro) filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Neuromodulation Corporation, in the U.S. District Court for the Northern District of California alleging that six U.S. patents (Alataris) owned by Nevro are infringed by our spinal cord stimulation systems. On June 29, 2017, Nevro amended the complaint to add an additional patent (Fang). We deny the plaintiff's allegations and intend to defend ourselves vigorously. On July 24, 2018, summary judgment was entered in favor of the Company and on July 31, 2018, we received final judgment and dismissal of the action. On July 31, 2018, Nevro filed an appeal.

On August 1, 2018, the Company filed a patent infringement action on the merits in Dusseldorf, Germany against Edwards Lifesciences Corporation and Edwards Lifesciences GmbH (collectively Edwards) alleging that the Sapien 3™ device and Sapien 3 Ultra™ device infringed a patent owned by the Company.

On August 3, 2018, the Company filed a preliminary injunction request in Dusseldorf, Germany against Edwards Lifesciences Corporation and Edwards Lifesciences GmbH (collectively Edwards) alleging that the Sapien 3 Ultra infringed a patent owned by the Company. On October 23, 2018, the court found that the Sapien 3 Ultra infringed the patent. Edwards has the right to appeal.

On April 21, 2018, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement, theft of trade secrets and tortious interference with a contract action against Nevro Corp. in U.S. District Court for the District of Delaware, and amended the complaint on July 18, 2018, alleging that nine U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ I and Senza™ II Spinal Cord Stimulation Systems.

On August 22, 2018, Edwards Lifesciences LLC filed a patent infringement action against Boston Scientific Corporation, in the U. S. District Court of Delaware, alleging that two U.S. patents (Schweich) owned by them are infringed by our Watchman™ Left Atrial Appendage Closure Device, Watchman Delivery System and Watchman Access System.

Product Liability Litigation

No individual lawsuits remain pending in state court jurisdictions against Guidant, alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. Further, we are aware of approximately six Guidant product liability lawsuits pending in international jurisdictions associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Four of these suits are pending in Canada involving certain models of Guidant pacemakers, three of which are stayed pending the outcome of one lead class action. On May 8, 2009, the Justice of Ontario Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims. In each case, these matters generally seek monetary damages from us. This class action has been inactive since 2011. On March 24, 2014, the Ontario Superior Court approved a $3 million settlement of a class action involving certain models of Guidant defibrillators. We believe Guidant has satisfied its obligations pursuant to the settlement agreement.

As of October 23, 2018, approximately 51,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. The pending cases are in various federal and state courts in the U.S. and include eight putative class actions. There were also fewer than 25 cases in Canada, inclusive of one certified and three putative class actions and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of October 23, 2018, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 49,500 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 49,500 cases and claims, approximately 30,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

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

Other Proceedings

On September 12, 2018, Channel Medsystems, Inc. (Channel) filed a complaint in Delaware Chancery Court against us for alleged breach of a $275 million purchase agreement. Channel alleges that we breached the agreement by terminating it. We have answered the complaint, deny the claims by Channel and have counterclaimed to recover part of our investment in Channel, alleging fraud in the inducement. The court has set a trial date of April 15, 2019.

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

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal and the parties subsequently agreed to settle the other claims. In May 2007, Dr. Jang filed an appeal with respect to the remaining patent claims and in July 2008, the Court of Appeals vacated the District Court's consent judgment and remanded the case back to the District Court for further clarification. In August 2011, the District Court entered a stipulated judgment that we did not infringe the Jang patent. Dr. Jang filed an appeal on September 21, 2011 and on August 22, 2012, the Court of Appeals vacated the District Court's judgment and remanded the case to the District Court for further proceedings. On July 8, 2015, a jury found that our Express™ Stent family did not literally infringe a Jang patent, but that the stents infringed under the doctrine of equivalents. The court reserved judgment until the conclusion of further proceedings related to the doctrine of equivalents finding. On September 29, 2015, the court ruled that our Express™ Stent family did not infringe under the doctrine of equivalents and, on October 30, 2015, the court entered judgment in our favor. On November 25, 2015, Dr. Jang filed a motion for judgment as a matter of law on literal infringement and/or for a new trial. On February 3, 2016, the court denied Dr. Jang’s motion for a new trial and judgment as a matter of law. Dr. Jang filed a notice of appeal. On September 29, 2017, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment that our Express Stent did not infringe the Jang patents and we did not owe Dr. Jang any payments. On October 30, 2017, Jang filed a petition for rehearing and on December 21, 2017 the rehearing was denied. On March 21, 2018, Jang filed a petition for United States Supreme Court review and, on October 1, 2018, the Supreme Court denied his petition.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Weighted average shares outstanding - basic	1,382.8	1,372.0	1,380.0	1,369.1
Net effect of common stock equivalents	21.0	22.1	19.9	22.7
Weighted average shares outstanding - assuming dilution	1,403.9	1,394.1	1,399.8	1,391.8

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

We issued approximately two million shares of our common stock in the third quarter of 2018, two million shares of our common stock in the third quarter of 2017, 10 million shares of our common stock in the first nine months of 2018 and 11 million shares of our common stock in the first nine months of 2017, following the exercise of underlying stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first nine months of 2018 or 2017.

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

Effective January 1, 2018, following organizational changes to align our business and organization structure focused on active implantable devices, we revised our reportable segments, in accordance with FASB ASC Topic 280, Segment Reporting. The revision reflects a reclassification of our Neuromodulation business from our MedSurg segment to our newly created Rhythm and Neuro segment. We have revised prior year amounts to conform to the current year’s presentation (as denoted with an asterisk throughout *). There was no revision to operating segments or reporting units as a result of the organizational change.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017

Net sales
MedSurg*	$746	$676	$2,207	$1,997
Rhythm and Neuro*	740	689	2,252	2,057
Cardiovascular	908	857	2,806	2,586
	$2,393	$2,222	$7,262	$6,640

Income (loss) before income taxes
MedSurg*	$274	$248	$807	$707
Rhythm and Neuro*	168	126	481	372
Cardiovascular	268	239	858	733
Operating income allocated to reportable segments	710	613	2,146	1,813
Corporate expenses, including hedging activities	(97)	(55)	(297)	(172)
Intangible asset impairment charges, acquisition-related, restructuring- and restructuring-related and litigation-related net (charges) credits	(77)	(42)	(225)	(250)
Amortization expense	(148)	(139)	(437)	(424)
Operating income (loss)	388	377	1,187	967
Other expense, net	68	(68)	(61)	(261)
Income (loss) before income taxes	$456	$309	$1,126	$706

Operating Income as a Percentage of Segment Net Sales
MedSurg*	36.8%	36.7%	36.6%	35.4%
Rhythm and Neuro*	22.7%	18.3%	21.4%	18.1%
Cardiovascular	29.5%	27.9%	30.6%	28.3%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Businesses	2018	2017	2018	2017
Endoscopy
U.S.	$247	$220	$724	$659
International	196	183	580	521
Worldwide	443	403	1,304	1,182

Urology and Pelvic Health
U.S.	214	190	623	569
International	89	84	280	246
Worldwide	303	274	904	815

Cardiac Rhythm Management
U.S.	289	275	869	845
International	186	188	594	562
Worldwide	475	463	1,462	1,407

Electrophysiology
U.S.	37	34	111	101
International	39	37	119	101
Worldwide	76	71	230	201

Neuromodulation
U.S.	155	126	446	367
International	34	28	113	82
Worldwide	189	154	559	449

Interventional Cardiology
U.S.	283	271	859	830
International	332	318	1,062	953
Worldwide	615	589	1,922	1,784

Peripheral Interventions
U.S.	152	141	449	429
International	142	127	436	375
Worldwide	293	268	885	802

Total Company
U.S.	1,375	1,257	4,078	3,798
International	1,018	965	3,184	2,839
Net Sales	$2,393	$2,222	$7,262	$6,640

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions	2018	2017	2018	2017
U.S.	$1,375	$1,257	$4,078	$3,798
EMEA (Europe, Middle East and Africa)	498	474	1,619	1,411
APAC (Asia-Pacific)	425	401	1,282	1,165
LACA (Latin America and Canada)	94	91	282	264
	$2,393	$2,222	$7,262	$6,640

Emerging Markets (1)	$263	$236	$794	$671

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

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $378 million as of September 30, 2018 and $411 million as of January 1, 2018. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $27 million in the third quarter of 2018 and $80 million in the first nine months of 2018 that was included in the above January 1, 2018 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2018	$(68)	$79	$—	$(27)	$(16)
Other comprehensive income (loss) before reclassifications	2	45	—	—	47
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	1	—	—	(7)
Total other comprehensive income (loss)	(6)	47	—	—	40
Balance as of September 30, 2018	$(74)	$126	$—	$(27)	$25

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2017	$(58)	$31	$(4)	$(22)	$(53)
Other comprehensive income (loss) before reclassifications	25	(15)	—	—	10
(Income) loss amounts reclassified from accumulated other comprehensive income	—	(9)	1	—	(8)
Total other comprehensive income (loss)	25	(24)	1	—	2
Balance as of September 30, 2017	$(33)	$7	$(3)	$(22)	$(51)

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2017	$(32)	$1	$(1)	$(27)	$(59)
Other comprehensive income (loss) before reclassifications	(29)	105	—	—	76
(Income) loss amounts reclassified from accumulated other comprehensive income	(13)	20	1	—	8
Total other comprehensive income (loss)	(42)	125	—	—	82
Balance as of September 30, 2018	$(74)	$126	$—	$(27)	$25

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2016	$(79)	$107	$(6)	$(21)	$1
Other comprehensive income (loss) before reclassifications	46	(56)	—	(2)	(12)
(Income) loss amounts reclassified from accumulated other comprehensive income	—	(44)	3	1	(40)
Total other comprehensive income (loss)	46	(100)	3	(1)	(52)
Balance as of September 30, 2017	$(33)	$7	$(3)	$(22)	$(51)

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

The gains and losses on defined benefit and pension related items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the third quarter and first nine months of 2018 and 2017.

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

Standards to be Implemented

ASC Update No. 2016-02

In February 2016, the FASB issued ASC Update No. 2016-02, Leases (Topic 842). The purpose of Update No. 2016-02 is to increase the transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet, including those previously classified as operating leases under current U.S. GAAP, and disclosing key information about leasing arrangements. Topic 842, as amended, is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted.

We currently plan to adopt the standard using the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we plan to initially apply the new leasing rules on January 1, 2019, and recognize the cumulative effect of initially applying the standard as an adjustment to our opening balance of retained earnings, rather than at the earliest comparative period presented in the financial statements.

We have reached conclusions on several policy elections available under Topic 842 that we plan to apply on January 1, 2019. Upon transition, we will apply the package of practical expedients and will not reassess whether any expired or existing contracts are or contain leases, the classification of any expired or existing leases, and initial direct costs for any existing leases. We will apply the transition package of practical expedients described above to our entire lease portfolio at January 1, 2019. Furthermore, we have elected not to separate lease and non-lease components for the majority of our leases. Instead, for these applicable classes of underlying assets, we will account for each separate lease component, and the non-lease components associated with that lease component, as a single lease component.

While we are still in the process of determining the effect that the new standard will have on our financial position and results of operations, we expect to recognize additional assets and corresponding liabilities on our consolidated balance sheets, as a result of our operating lease portfolio as it exists at the date we adopt the new standard on January 1, 2019. Please refer to Note F - Lease and Other Purchase Obligations in our most recent Annual Report on Form 10-K for information regarding our most current lease activity. Additionally, we are in the process of implementing a new lease administration and lease accounting system, and updating our controls and procedures for maintaining and accounting for our lease portfolio under the new standard.

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

ASC Update No. 2018-15

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of Update No. 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Update No. 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period. We are in the process of determining the effect that the adoption will have on our financial position and results of operations.

No other new accounting pronouncements, issued or effective, in the period had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

Financial Summary

Three Months Ended September 30, 2018

Our net sales for the third quarter of 2018 were $2.393 billion, as compared to net sales of $2.222 billion for the third quarter of 2017, an increase of $170 million, or 7.7 percent. Our operational net sales, which exclude a negative 140 basis point impact of foreign currency fluctuations, increased $201 million, or 9.1 percent, as compared to the same period in the prior year.1 This increase included operational net sales of approximately $9 million in the third quarter of 2018 due to the acquisitions of NxThera, Inc. (NxThera) in the second quarter of 2018 and Claret Medical, Inc. (Claret) in the third quarter of 2018. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the third quarter of 2018 was $432 million, or $0.31 per diluted share. Our reported results for the third quarter of 2018 included certain charges and/or credits totaling $53 million (after-tax), or $0.04 per diluted share. Excluding these items, adjusted net income for the third quarter of 2018 was $485 million, or $0.35 per diluted share.1

Our reported net income for the third quarter of 2017 was $283 million, or $0.20 per diluted share. Our reported results for the third quarter of 2017 included certain charges and/or credits totaling $149 million (after-tax), or $0.11 per diluted share. Excluding these items, adjusted net income for the third quarter of 2017 was $432 million, or $0.31 per diluted share.1

1Operational net sales, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Three Months Ended September 30, 2018
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$432	$0.31
Non-GAAP adjustments:
Amortization expense	132	0.09
Acquisition-related net charges (credits)	(107)	(0.08)
Restructuring and restructuring-related net charges (credits)	12	0.01
Litigation-related net charges (credits)	14	0.01
Investment impairment charges	3	0.00
Adjusted net income	$485	$0.35

	Three Months Ended September 30, 2017
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$283	$0.20
Non-GAAP adjustments:
Amortization expense	122	0.09
Intangible asset impairment charges	3	0.00
Acquisition-related net charges (credits)	14	0.01
Restructuring and restructuring-related net charges (credits)	20	0.02
Litigation-related net charges (credits)	(10)	(0.01)
Adjusted net income	$432	$0.31

Nine Months Ended September 30, 2018

Our net sales for the first nine months of 2018 were $7.262 billion, as compared to net sales of $6.640 billion for the first nine months of 2017, an increase of $622 million, or 9.4 percent. Our operational net sales, which exclude a positive 140 basis point impact of foreign currency fluctuations, increased $533 million, or 8.0 percent, as compared to the same period in the prior year.1 This increase included operational net sales of approximately $49 million in the first nine months of 2018, with no prior year period related net sales, due to the acquisitions of Symetis SA (Symetis) in the second quarter of 2017, NxThera in the second quarter of 2018 and Claret in the third quarter of 2018. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first nine months of 2018 was $1.285 billion, or $0.92 per diluted share. Our reported results for the first nine months of 2018 included certain charges and/or credits totaling $223 million (after-tax), or $0.16 per diluted share. Excluding these items, adjusted net income for the first nine months of 2018 was $1.508 billion, or $1.08 per diluted share.1

Our reported net income for the first nine months of 2017 was $719 million, or $0.52 per diluted share. Our reported results for the first nine months of 2017 included certain charges and/or credits totaling $553 million (after-tax), or $0.39 per diluted share. Excluding these items, adjusted net income for the first nine months of 2017 was $1.272 billion, or $0.91 per diluted share.1

1Operational net sales, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by U.S. GAAP, are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Nine Months Ended September 30, 2018
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$1,285	$0.92
Non-GAAP adjustments:
Amortization expense	380	0.27
Intangible asset impairment charges	31	0.02
Acquisition-related net charges (credits)	(79)	(0.06)
Restructuring and restructuring-related net charges (credits)	47	0.03
Litigation-related net charges (credits)	14	0.01
Investment impairment charges	7	0.01
Discrete tax items	(177)	(0.13)
Adjusted net income	$1,508	$1.08

	Nine Months Ended September 30, 2017
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$719	$0.52
Non-GAAP adjustments:
Amortization expense	365	0.26
Intangible asset impairment charges	3	0.00
Acquisition-related net charges (credits)	(20)	(0.01)
Restructuring and restructuring-related net charges (credits)	48	0.03
Litigation-related net charges (credits)	123	0.09
Investment impairment charges	34	0.02
Adjusted net income	$1,272	$0.91

Cash used for operating activities was $291 million for the first nine months of 2018. As of September 30, 2018, we had total debt of $6.626 billion, Cash and cash equivalents of $168 million and a working capital deficit of $1.111 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

Net Sales

The following tables provide our net sales by business and the relative change in growth on a reported and operational basis:

	Three Months Ended September 30,		Change
(in millions)	2018	2017	Reported Basis	Less: Impact of Foreign Currency	Operational Basis
Endoscopy	$443	$403	10.1%	(1.5)%	11.6%
Urology and Pelvic Health	303	274	10.7%	(1.2)%	11.9%
MedSurg*	746	676	10.3%	(1.4)%	11.7%
Cardiac Rhythm Management	475	463	2.3%	(0.9)%	3.2%
Electrophysiology	76	71	7.6%	(1.0)%	8.6%
Neuromodulation	189	154	22.8%	(0.7)%	23.5%
Rhythm and Neuro*	740	689	7.4%	(0.9)%	8.3%
Interventional Cardiology	615	589	4.4%	(1.9)%	6.3%
Peripheral Interventions	293	268	9.2%	(1.5)%	10.7%
Cardiovascular	908	857	5.9%	(1.8)%	7.7%
Net Sales	$2,393	$2,222	7.7%	(1.4)%	9.1%

	Nine Months Ended September 30,		Change
(in millions)	2018	2017	Reported Basis	Less: Impact of Foreign Currency	Operational Basis
Endoscopy	$1,304	$1,182	10.3%	1.3%	9.0%
Urology and Pelvic Health	904	815	10.9%	0.9%	10.0%
MedSurg*	2,207	1,997	10.5%	1.1%	9.4%
Cardiac Rhythm Management	1,462	1,407	3.9%	1.7%	2.2%
Electrophysiology	230	201	14.2%	2.3%	11.9%
Neuromodulation	559	449	24.7%	0.7%	24.0%
Rhythm and Neuro*	2,252	2,057	9.5%	1.6%	7.9%
Interventional Cardiology	1,922	1,784	7.8%	1.6%	6.2%
Peripheral Interventions	885	802	10.0%	1.5%	8.5%
Cardiovascular	2,806	2,586	8.5%	1.6%	6.9%
Net Sales	$7,262	$6,640	9.4%	1.4%	8.0%

Effective January 1, 2018, following organizational changes to align our business and organization structure focused on active implantable devices, we revised our reportable segments, in accordance with FASB ASC Topic 280, Segment Reporting. The revision reflects a reclassification of our Neuromodulation business from our Medical Surgical (MedSurg) segment to our newly created Rhythm and Neuro segment. We have revised prior year amounts to conform to the current year’s presentation (as denoted with an asterisk throughout *). There was no revision to operating segments or reporting units as a result of the organizational change.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies.

Our net sales of Endoscopy products of $443 million represented approximately 19 percent of our consolidated net sales for the third quarter of 2018. Our Endoscopy net sales increased $40 million, or 10.1 percent, in the third quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 150 basis point impact of foreign currency fluctuations, increased 11.6 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by growth in our hemostasis franchise featuring our Resolution 360™ Clips, our biliary franchise with both our SpyGlass™ DS Direct Visualization System and Acquire™ Endoscopic Ultrasound Fine Needle Biopsy Device, and our infection prevention products and pathology services.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices for treatment of various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), erectile dysfunction, male incontinence, pelvic floor disorders, abnormal uterine bleeding and uterine fibroids and polyps.

Our net sales of Urology and Pelvic Health products of $303 million represented approximately 13 percent of our consolidated net sales for the third quarter of 2018. Urology and Pelvic Health net sales increased $29 million, or 10.7 percent in the third quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 120 basis point impact of foreign currency fluctuations, increased 11.9 percent, as compared to the same period in the prior year. This year-over-year increase was primarily attributable to growth in sales of our kidney stone products, including our LithoVue™ Digital Flexible Ureteroscope, our men's health products and our BPH business, including the Rezûm™ System purchased as part of our NxThera acquisition in the second quarter of 2018.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities.

Our net sales of CRM products of $475 million represented approximately 20 percent of our consolidated net sales for the third quarter of 2018. Our net sales of CRM products increased $11 million, or 2.3 percent, in the third quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 90 basis point impact of foreign currency fluctuations, increased 3.2 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by strong growth across our defibrillator portfolio due to building momentum in the commercialization of our global RESONATE™ Cardiac Resynchronization Platform that includes our HeartLogic™ Heart Failure (HF) Diagnostic, the favorable impact of our U.S. magnetic resonance imaging (MRI) safe conditional labeling on our current generation of defibrillators, which launched in the fourth quarter of 2017, and the continued market penetration of our EMBLEM™ Subcutaneous Implantable Cardiac Defibrillator (S-ICD) System. Our defibrillator portfolio growth was partially offset by modest market share loss in our pacemaker portfolio.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and variety of capital equipment used in the electrophysiology lab.

Our net sales of Electrophysiology products of $76 million represented approximately three percent of our consolidated net sales for the third quarter of 2018. Our Electrophysiology net sales increased $5 million, or 7.6 percent, in the third quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 100 basis point impact of foreign currency fluctuations, increased 8.6 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by a continued global expansion of our next generation Rhythmia™ Mapping System, Rhythmia HDx™ Mapping System, along with Rhythmia-related therapeutic and diagnostic catheters, and accessories.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain.

Our net sales of Neuromodulation products of $189 million represented approximately eight percent of our consolidated net sales for the third quarter of 2018. Neuromodulation net sales increased $35 million, or 22.8 percent, in the third quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 70 basis point impact of foreign currency fluctuations, increased 23.5 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by the launch of Spectra WaveWriter™ Spinal Cord Stimulator (SCS) Systems, the first U.S. Food and Drug Administration (FDA) approved system to simultaneously provide paresthesia-based and sub-perception therapy, and an increase in international sales.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions.

Our net sales of Interventional Cardiology products of $615 million represented approximately 26 percent of our consolidated net sales for the third quarter of 2018. Our Interventional Cardiology net sales increased $26 million, or 4.4 percent, in the third quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 190 basis point impact of foreign currency fluctuations, increased 6.3 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by our structural heart therapies including WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device, ACURATE™ Transcatheter Aortic Valve Replacement (TAVR) platform and Sentinel™ Cerebral Embolic Protection System purchased as part of our Claret acquisition in the third quarter of 2018. Sales of our complex percutaneous coronary interventions (PCI) product offerings also contributed to our growth, which was partially offset by declines in our drug-eluting coronary stent (DES) sales.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products used to diagnose and treat peripheral arterial and venous diseases, including a broad line of medical devices used in percutaneous transluminal angioplasty (PTA) and peripheral vascular diseases, as well as products to diagnose, treat and ease various forms of cancer.

Our net sales of Peripheral Interventions products of $293 million represented approximately 12 percent of our consolidated net sales for the third quarter of 2018. Our Peripheral Interventions net sales increased $25 million, or 9.2 percent, in the third quarter of 2018, as compared to the same period in the prior year. Our operational net sales, which exclude a 150 basis point impact of foreign currency fluctuations, increased 10.7 percent, as compared to the same period in the prior year. This year-over-year increase was primarily driven by strong performance in each region, particularly in Asia and Latin America, and growth in our interventional oncology product solutions, drug-eluting technologies, including Ranger™ Drug-Coated Balloon and Eluvia™ Drug Eluting Vascular Stent System, and core technologies to treat vascular diseases.

Emerging Markets

As part of our strategic imperatives to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as including 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Our Emerging Markets net sales represented 11.0 percent of our consolidated net sales in the third quarter of 2018 and 10.6 percent in the third quarter of 2017. In the third quarter of 2018, our Emerging Market net sales grew 11.1 percent on a reported basis and, excluding a 860 basis point impact of foreign currency fluctuations, grew 19.7 percent on an operational basis, both as compared to the same period in the prior year.

Gross Profit

Our Gross profit was $1.720 billion for the third quarter of 2018, $1.585 billion for the third quarter of 2017, $5.179 billion for the first nine months of 2018 and $4.721 billion for the first nine months of 2017. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2017	71.3%	71.1%
Manufacturing cost reductions	0.4	0.9
Sales pricing and mix	(0.2)	—
Net impact of foreign currency	(0.5)	(1.4)
All other, including inventory charges and other period expense	0.9	0.7
Gross profit margin - period ended September 30, 2018	71.9%	71.3%

The primary factors contributing to the increase in our gross profit margin in the third quarter and first nine months of 2018, as compared to the same periods in 2017, were favorable period expenses compared to prior year, as well as the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs, partially offset by negative impacts from foreign currency fluctuations.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
SG&A expenses	$870	36.4%	$800	36.0%	$2,616	36.0%	$2,408	36.3%
R&D expenses	289	12.1%	254	11.4%	825	11.4%	734	11.0%
Royalty expense	17	0.7%	16	0.7%	52	0.7%	50	0.8%

Selling, General and Administrative (SG&A) Expenses

In the third quarter of 2018, our SG&A expenses increased $70 million, or nine percent, as compared to the third quarter of 2017, and were 40 basis points higher as a percentage of net sales due to the reduced SG&A expenses in the prior year period. In the first nine months of 2018, our SG&A expenses increased $208 million, or nine percent, as compared to the first nine months of 2017 and were 30 basis points lower as a percentage of net sales. The decrease in SG&A expenses during 2018 as a percentage of net sales was primarily driven by the benefit of our targeted initiatives focused on reducing SG&A expenses, including end-to-end business process streamlining and automation, expansion of global shared services and leveraging global sourcing.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the third quarter of 2018, our R&D expenses increased $35 million, or 14 percent, as compared to the third quarter of 2017, and were 70 basis points higher as a percentage of net sales. In the first nine months of 2018, our R&D expenses increased $92 million, or 13 percent, as compared to the first nine months of 2017, and were 40 basis points higher as a percentage of net sales. R&D expenses increased as a result of investments across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

Our Royalty expense was $17 million in the third quarter of 2018, $16 million in the third quarter of 2017, $52 million in the first nine months of 2018 and $50 million in the first nine months of 2017. Our Royalty expense remained relatively flat at approximately one percent of net sales in the third quarter and the first nine months of 2018 and 2017.

Amortization Expense

Our Amortization expense was $148 million in the third quarter of 2018, $139 million in the third quarter of 2017, $437 million in the first nine months of 2018 and $424 million in the first nine months of 2017. The increase in Amortization expense in each period was primarily due to amortizable intangible assets obtained as part of our recent acquisitions. Amortization expense is excluded by management for purposes of evaluating operating performance.

Intangible Asset Impairment Charges

Our Intangible asset impairment charges were $3 million in the third quarter of 2017, $35 million in the first nine months of 2018 and $3 million in the first nine months of 2017 relating to impairment of technology-related intangible assets. Intangible asset impairment charges are excluded by management for purposes of evaluating operating performance.

Contingent Consideration Expense (Benefit)

Our contingent consideration benefit was $13 million in the third quarter of 2018, $4 million in the third quarter of 2017, $12 million in the first nine months of 2018 and $78 million in the first nine months of 2017 related to the change in fair value of our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration expenses. Contingent consideration expense (benefit) is excluded by management for purposes of evaluating operating performance.

Restructuring and Restructuring-related Activities

The following table provides a summary of our restructuring and restructuring-related charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Restructuring charges (credits)	$3	$12	$20	$17
Restructuring-related charges (credits)	12	14	38	44

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

In association with our 2016 Restructuring Plan, we have made cumulative cash payments of $172 million as of September 30, 2018.

Refer to Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our restructuring plans.

Litigation-related net charges (credits)

Our Litigation-related net charges (credits) were a charge of $18 million in the third quarter of 2018, a credit of $12 million in the third quarter of 2017, a charge of $18 million in the first nine months of 2018 and a charge of $196 million in the first nine months of 2017. These net charges recorded in the first nine months of 2018 and 2017 were primarily related to transvaginal surgical mesh product liability cases and claims. Litigation-related net charges (credits) are excluded by management for purposes of evaluating operating performance. Refer to Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense	$(58)	$(57)	$(177)	$(172)

Average borrowing rate	3.2%	3.7%	3.6%	3.8%

Refer to Liquidity and Capital Resources and Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of Other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Interest income	$—	$3	$2	$4
Net foreign currency gain (loss)	(6)	(4)	(15)	(12)
Net gains (losses) on investments	137	(6)	135	(64)
Other income (expense), net	(4)	(4)	(6)	(17)
	$126	$(11)	$116	$(89)

We recorded gains of $142 million in the third quarter of 2018 and $182 million in the first nine months of 2018 based on the difference between the book values and the fair values of our previously-held investments immediately prior to the acquisition dates, which aggregate to $250 million. We remeasured the fair value of each previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. Gains recorded on previously-held investments are excluded by management for purposes of evaluating operating performance.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective tax rate from continuing operations	5.3%	8.5%	(14.1)%	(2.0)%

The change in our reported tax rates for the third quarter and the first nine months of 2018, as compared to the same periods in 2017, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items including the effective settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years and the impacts of the Tax Cuts and Jobs Act (TCJA), enacted on December 22, 2017.

In the second quarter of 2018, a decision was entered by the United States Tax Court resolving all disputes related to the transfer pricing issues for Guidant Corporation's 2001 through 2006 tax years and our 2006 and 2007 tax years as well as the tax issues related to our 2006 transaction with Abbott Laboratories. Additionally, we resolved all issues with the IRS Office of Appeals for our 2008 through 2010 tax years, including the transfer pricing issue and other unrelated issues. The final settlement calculation included certain elections made in these relevant years and resulted in a final net tax payment of $303 million plus $307 million of estimated interest, which was remitted in the second quarter of 2018. Due to the final settlement of these disputes, we recorded a net tax benefit of $250 million in the first nine months of 2018.

We currently expect to resolve the IRS examination of our 2011 through 2013 tax years in the next six months. We expect that the exam will be concluded utilizing the same transfer pricing methodologies employed in the 2001 through 2010 tax years. We believe we have recorded sufficient reserves with respect to these periods and therefore do not expect to recognize any additional charges related to the resolution of the 2011 through 2013 tax years.

Refer to Note H – Income Taxes to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our tax litigation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the nine months ended September 30, 2018, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K with the exception of our critical accounting policies related to the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers effective January 1, 2018, as described below.
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

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our litigation-related liabilities, pay taxes due, fund possible mergers and/or acquisitions and service and repay our existing debt for the next twelve months.

As of September 30, 2018, we had $168 million of Cash and cash equivalents on hand, comprised of $30 million invested in money market and government funds and $138 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have access to our $2.250 billion commercial paper program, which is backed by our 2017 revolving credit facility described below. As of September 30, 2018, we had $816 million in commercial paper debt outstanding resulting in an additional $1.434 billion of available liquidity and no amounts outstanding on our credit facility secured by our U.S. trade receivables resulting in an additional $400 million of available liquidity, as described below.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2018	2017
		(restated)†
Cash provided by (used for) operating activities	$291	$742
Cash provided by (used for) investing activities	(1,326)	(721)
Cash provided by (used for) financing activities	1,007	178

†
Certain prior year balances related to restricted cash have been reclassified to reflect our adoption of FASB ASC Update No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash in the fourth quarter of 2017. Please refer to our most recent annual report on Form 10-K for additional details.

Operating Activities

In the first nine months of 2018, cash provided by operating activities was $291 million, as compared to cash provided by operating activities of $742 million in the first nine months of 2017, a decrease of $452 million. The decrease was primarily due to payment of the IRS tax settlement in the second quarter of 2018.

Investing Activities

In the first nine months of 2018, cash used for investing activities primarily included payments for acquisitions of businesses, net of cash acquired of $968 million including NxThera, Cryterion Medical, Inc., Claret, nVision Medical Corporation and VENITI, Inc., purchases of property, plant and equipment of $210 million and payments related to investments and acquisitions of certain technologies of $148 million, including our $90 million investment in Millipede, Inc. in the first quarter of 2018. In the first nine months of 2017, cash used for investing activities primarily included payments for acquisitions of businesses, net of cash acquired of $392 million related to Symetis, purchases of property, plant and equipment of $240 million and payments related to investments and acquisitions of certain technologies of $89 million.

Financing Activities

Our cash flows provided by financing activities reflect issuances and repayments of debt, along with cash used to net share settle employee equity awards and stock issuances related to our equity incentive programs.

Debt

We had total debt of $6.626 billion as of September 30, 2018 and $5.616 billion as of December 31, 2017. The debt maturity schedule for the significant components of our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			September 30, 2018	December 31, 2017
October 2018 Notes	August 2013	October 2018	$—	††	2.650%
January 2020 Notes	December 2009	January 2020	850	$850	6.000%
May 2020 Notes	May 2015	May 2020	600	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2028 Notes	February 2018	March 2028	1,000	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2040	(30)	(24)
Unamortized Gain on Fair Value Hedges		2020 - 2023	29	38
Capital Lease Obligation		Various	8	1
Long-term debt			$4,806	$3,815
††As of December 31, 2017, $600 million under the October 2018 Notes was outstanding and classified as short-term debt.
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

Revolving Credit Facility

As of September 30, 2018 and December 31, 2017, we maintained a $2.250 billion revolving credit facility (the 2017 Facility) with a global syndicate of commercial banks that matures on August 4, 2022. This facility provides backing for the commercial paper program described below. There were no amounts outstanding under our revolving credit facility as of September 30, 2018 and December 31, 2017.

The 2017 Facility requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of September 30, 2018	as of September 30, 2018
Maximum leverage ratio (1)	3.5 times	2.4 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the 2017 Facility, for the preceding four consecutive fiscal quarters.

The 2017 Facility provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2018, we had $386 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the 2017 Facility, are excluded from the calculation of consolidated EBITDA, as defined in the 2017 Facility, provided that the sum of any excluded net cash litigation payments does not exceed $2.624 billion in the aggregate. As of September 30, 2018, we had $1.384 billion of the legal exclusion remaining.

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
Commercial Paper
As of September 30, 2018, we had $816 million of commercial paper outstanding and $1.197 billion outstanding as of December 31, 2017. Our commercial paper program is backed by the 2017 Facility, which allows us to have a maximum of $2.250 billion in commercial paper outstanding. Outstanding commercial paper directly reduces borrowing capacity available under the 2017 Facility. As of September 30, 2018, the commercial paper issued and outstanding had a weighted average maturity of 29 days and a weighted average yield of 2.58 percent. As of December 31, 2017, the commercial paper issued and outstanding had a weighted average maturity of 38 days and a weighted average yield of 1.85 percent.

Senior Notes

We had senior notes outstanding of $4.800 billion as of September 30, 2018 and $4.400 billion as of December 31, 2017.

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

Term Loan

On August 20, 2018, we entered into a $1.000 billion Term Loan Credit Agreement (August 2019 Term Loan), maturing on August 19, 2019, which is presented within Current debt obligations in the accompanying unaudited condensed consolidated balance sheets. Borrowings under the August 2019 Term Loan bear interest at an annual rate of LIBOR plus 0.65%. The August 2019 Term Loan requires that we comply with certain covenants, including financial covenants with respect to maximum leverage consistent with the 2017 Facility. As of September 30, 2018, we had $1.000 billion outstanding under our August 2019 Term Loan. We used the proceeds from the August 2019 Term Loan to repay a portion of our outstanding commercial paper.

Other Arrangements

As of September 30, 2018 and December 31, 2017, we maintained a $400 million credit and security facility secured by our U.S. trade receivables maturing in February 2019. We had no outstanding borrowings as of September 30, 2018 and December 31, 2017 under our credit and security facility.

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

	As of September 30, 2018			As of December 31, 2017
Factoring Arrangements	Capacity (1)	Amount De-recognized	Average Interest Rate	Capacity (1)	Amount De-recognized	Average Interest Rate
Euro denominated	$451	$158	1.7%	$456	$171	1.8%
Yen denominated (2)	458	194	0.5%	195	157	1.3%

(1)	The capacities are translated from local currency to U.S. dollar using the spot rates on the last business day of each period.

(2)
The factoring arrangements denominated in Japanese yen consist of two arrangements, one with a maximum capacity of 22.000 billion yen, which has been discontinued in 2018, and a new arrangement with a maximum capacity of 30.000 billion yen entered into in March 2018.

As of and through September 30, 2018, we were in compliance with all the required covenants related to our debt obligations.
Equity
We received $94 million in the first nine months of 2018 and $79 million in the first nine months of 2017 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock in the first nine months of 2018 and 2017. As of September 30, 2018, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
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

To calculate adjusted net income (earnings) and adjusted net income (earnings) per share we exclude certain charges (credits) from GAAP net income, including amortization expense, intangible asset impairment charges, acquisition-related net charges (credits), restructuring and restructuring-related net charges (credits), litigation-related net charges (credits), certain investment impairment charges and certain discrete tax items. Amounts are tax effected at our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type that management excluded as part of these non-GAAP financial measures, since our most recent Annual Report on Form 10-K, as well as the reason for excluding each individual item:

•
Discrete tax items - These items represent adjustments of certain tax positions including those which a) are estimates as a result of the TCJA, enacted in December 2017, and, or b) were a benefit resulting from the finalization of the IRS Stipulation of Settled Issues consistent with the manner in which the tax reserves were originally booked. These adjustments are not indicative of expected ongoing operating results. We exclude the impact of this charge from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these amounts for the purposes of calculating these non-GAAP financial measures to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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

•	Competitive offerings and related declines in average selling prices for our products,

•	The performance of, and physician and patient confidence in, our products and technologies or those of our competitors,

•
The impact and outcome of ongoing and future clinical trials and market studies undertaken by us, our competitors or other third parties or perceived product performance of our or our competitors' products,

•	Variations in clinical results, reliability or product performance of our and our competitors' products,

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

Innovation and Certain Growth Initiatives

•
The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•
Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•
Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable revenue growth opportunities as well as to keep them in line with the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•
Our ability to successfully develop, manufacture and market new products and technologies in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•
The impact of our failure to succeed at our decision to discontinue, write-down or reduce the funding of any of our research and development projects, including projects from in-process research and development, in our growth adjacencies or otherwise,

•
Dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments, and

•	The failure to successfully integrate and realize the expected benefits from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•	Our dependency on international net sales to achieve growth, including in Emerging Markets,

•	The impact of changes in our international structure and leadership,

•	The timing and collectability of customer payments,

•	The political and economic conditions (including the impact of the United Kingdom's exit from the EU, often referred to as "Brexit"),

•	Protection of our intellectual property,

•	Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and similar laws in other jurisdictions,

•	Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•	The impact of changes in reimbursement practices and policies both in the U.S. and abroad,

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $8.374 billion as of September 30, 2018 and $5.923 billion as of December 31, 2017. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $451 million as of September 30, 2018 as compared to $321 million as of December 31, 2017. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $551 million as of September 30, 2018 as compared to $421 million as of December 31, 2017. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2018 and December 31, 2017. As of September 30, 2018, $4.800 billion of our outstanding debt obligations were at fixed interest rates, representing approximately 72 percent of our total debt.
Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 606, effective January 1, 2018. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 606, there were no changes in our internal control over financial reporting in the three and nine month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1
Credit Agreement dated as of August 20, 2018, by and among Boston Scientific Corporation, the several lenders parties thereto, Bank of America, N.A., MUFG Bank, LTD., and Sumitomo Mitsui Banking Corporation, as Syndication Agents, and Wells Fargo Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K, filed on August 21, 2018, File No. 1-11083).

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2018.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer