Form 10-Q
period 2019-03-31
BOSTON SCIENTIFIC CORP
filed 2019-04-29
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of April 23, 2019
Common Stock, $0.01 par value	1,390,652,506

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2019	2018
Net sales	$2,493	$2,379
Cost of products sold	730	672
Gross profit	1,763	1,707

Operating expenses:
Selling, general and administrative expenses	869	860
Research and development expenses	280	261
Royalty expense	16	18
Amortization expense	160	141
Intangible asset impairment charges	67	1
Contingent consideration expense (benefit)	(28)	5
Restructuring charges (credits)	6	13
Litigation-related net charges (credits)	(148)	—
	1,222	1,300
Operating income (loss)	541	407

Other income (expense):
Interest expense	(109)	(61)
Other, net	25	(23)
Income (loss) before income taxes	457	323
Income tax expense (benefit)	33	26
Net income (loss)	$424	$298

Net income (loss) per common share — basic	$0.31	$0.22
Net income (loss) per common share — assuming dilution	$0.30	$0.21

Weighted-average shares outstanding
Basic	1,387.7	1,376.5
Assuming dilution	1,408.4	1,396.8

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Net income (loss)	$424	$298
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6	10
Net change in derivative financial instruments	49	(80)
Net change in defined benefit pensions and other items	(1)	—
Total other comprehensive income (loss)	54	(69)
Total comprehensive income (loss)	$479	$228

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139	$146
Trade accounts receivable, net	1,621	1,608
Inventories	1,228	1,166
Prepaid income taxes	163	161
Other current assets	3,083	921
Total current assets	6,234	4,003
Property, plant and equipment, net	1,782	1,782
Goodwill	8,179	7,911
Other intangible assets, net	6,448	6,372
Other long-term assets	1,158	932
TOTAL ASSETS	$23,802	$20,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,638	$2,253
Accounts payable	498	349
Accrued expenses	1,963	2,246
Other current liabilities	380	412
Total current liabilities	4,479	5,260
Long-term debt	7,590	4,803
Deferred income taxes	441	328
Other long-term liabilities	2,059	1,882

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,638,149,373 shares as of March 31, 2019 and 1,632,148,030 shares as of December 31, 2018	16	16
Treasury stock, at cost - 247,566,270 shares as of March 31, 2019 and December 31, 2018	(1,717)	(1,717)
Additional paid-in capital	17,374	17,346
Accumulated deficit	(6,528)	(6,953)
Accumulated other comprehensive income (loss), net of tax	87	33
Total stockholders’ equity	9,233	8,726
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,802	$20,999

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value
Balance as of December 31, 2017	1,621,062,898	$16	$(1,717)	$17,161	$(8,390)	$(59)
Net income (loss)					298
Cumulative effect adjustments for ASC Update Adoptions(1)					(233)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						10
Derivative financial instruments						(80)
Impact of stock-based compensation plans, net of tax	6,125,111	—	—	23
Balance as of March 31, 2018	1,627,188,009	$16	$(1,717)	$17,184	$(8,326)	$(128)

Balance as of December 31, 2018	1,632,148,030	$16	$(1,717)	$17,346	$(6,953)	$33
Net income (loss)					424
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment						6
Derivative financial instruments						49
Defined benefit pensions and other items					—	(1)
Impact of stock-based compensation plans, net of tax	6,001,343	—	—	28
Balance as of March 31, 2019	1,638,149,373	$16	$(1,717)	$17,374	$(6,528)	$87
(1) In 2018, we recorded cumulative effect adjustments to retained earnings to reflect the adoption of Accounting Standards Codification (ASC) Update No. 2014-09, Update No. 2016-16 and Update No. 2016-01. Please refer to Note A – Significant Accounting Policies included in Item 8 of our most recent Annual Report on Form 10-K for more information.

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2019	2018
Cash provided by (used for) operating activities	$350	$193

Investing activities:
Purchases of property, plant and equipment	(63)	(60)
Proceeds from sale of property, plant and equipment	2	—
Payments for acquisitions of businesses, net of cash acquired	(321)	(9)
Payments for investments and acquisitions of certain technologies	(28)	(103)
Cash provided by (used for) investing activities	(410)	(173)

Financing activities:
Payment of contingent consideration amounts previously established in purchase accounting	(7)	—
Payments on short-term borrowings	(1,000)	—
Net increase (decrease) in commercial paper	370	(316)
Proceeds from borrowings on credit facilities	—	70
Payments on long-term borrowings and debt extinguishment costs	(1,472)	(602)
Proceeds from long-term borrowings, net of debt issuance costs	4,243	990
Cash used to net share settle employee equity awards	(60)	(50)
Proceeds from issuances of shares of common stock	53	38
Cash provided by (used for) financing activities	2,127	130

Effect of foreign exchange rates on cash	—	1

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	2,067	151
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	829	1,017
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,896	$1,168

Supplemental Information
Stock-based compensation expense	$36	$36
Fair value of contingent consideration recorded in purchase accounting	87	—

	As of March 31,
Reconciliation to amounts within the unaudited condensed consolidated balance sheets:	2019	2018
Cash and cash equivalents	$139	$287
Restricted cash and restricted cash equivalents included in Other current assets	2,724	850
Restricted cash equivalents included in Other long-term assets	33	31
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,896	$1,168

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Amounts reported in millions within this report are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Revision of Emerging Markets

We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets; effective January 1, 2019, we updated our list of Emerging Market countries. Our current list is comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. We have revised prior year amounts to the current year’s presentation (as denoted with † throughout). The revision had an immaterial impact on prior year sales.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheet for potential recognition or disclosure in our financial statements. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices. As a result, we recognized a subsequent event to our unaudited condensed consolidated financial statements for the three months ended March 31, 2019 and recorded approximately $25 million in total pre-tax charges primarily related to inventory, intangible asset write-offs and sales returns reserves.

In addition, those items requiring disclosure (nonrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note I – Commitments and Contingencies for more information.

Accounting Standards Implemented Since December 31, 2018

ASC Update No. 2016-02

In February 2016, the Financial Accounting Standards Board (FASB) issued ASC Update No. 2016-02, Leases (FASB ASC Topic 842, Leases). We adopted the standard as of January 1, 2019, using the modified retrospective approach and the transition method provided by ASC Update No. 2018-11, Leases (Topic 842): Targeted Improvements. Under this method, we applied the new leasing rules on the date of adoption and recognized the cumulative effect of initially applying the standard as an adjustment to our opening balance sheet, rather than at the earliest comparative period presented in the financial statements. Prior periods presented are in accordance with the previous lease guidance under FASB ASC Topic 840, Leases.

In addition, we applied the package of practical expedients permitted under FASB ASC Topic 842 transition guidance to our entire lease portfolio at January 1, 2019. As a result, we were not required to reassess (i) whether any expired or existing contracts are or contain leases, (ii) the classification of any expired or existing leases and (iii) the treatment of initial direct costs for any existing leases. Furthermore, we elected not to separate lease and non-lease components for the majority of our leases. Instead, for all applicable classes of underlying assets, we accounted for each separate lease component and the non-lease components associated with that lease component, as a single lease component.

As a result of adopting FASB ASC Topic 842 on January 1, 2019, we recognized right-of-use assets of $271 million and corresponding liabilities of $278 million for our existing operating lease portfolio on our unaudited condensed consolidated balance sheet. Operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our unaudited condensed consolidated balance sheets. Finance leases are immaterial to our unaudited condensed consolidated financial statements. Refer to Note E – Borrowings and Credit Arrangements for additional information. There was no material impact to our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. Please refer to Note G – Leases for information regarding our lease portfolio as of March 31, 2019 as accounted for under FASB ASC Topic 842.

To meet the reporting and disclosure requirements of FASB ASC Topic 842, we implemented a new lease administration and lease accounting system in 2018 that tracks all of our material leasing arrangements. In addition, we designed and implemented new processes and internal controls during the first quarter of 2019 to ensure the completeness and accuracy of the transition adjustment and subsequent financial reporting under FASB ASC Topic 842. We also established monitoring controls to ensure we have appropriate mechanisms in place to identify material leases timely, particularly contracts that may contain embedded lease features.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our unaudited condensed consolidated financial statements include the operating results for acquired entities from the respective date of acquisition. We have not presented pro forma financial information for acquisitions given their results are not material to our unaudited condensed consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the first quarter of 2019 and 2018.

Proposed BTG Acquisition

On November 20, 2018, our board of directors and the board of directors of our wholly owned indirect subsidiary, Bravo Bidco Limited (Bidco), and BTG plc (BTG), a public company organized under the laws of England and Wales, issued an announcement (the Rule 2.7 Announcement) under Rule 2.7 of the United Kingdom City Code on Takeovers and Mergers, disclosing the terms of a recommended cash offer to be made by Bidco for the entire issued and to be issued ordinary share capital of BTG (the proposed BTG Acquisition). In connection with the proposed BTG Acquisition, (i) we entered into a co-operation agreement with Bidco and BTG, (ii) certain shareholders and each BTG director owning shares of BTG delivered deeds of irrevocable undertakings to Bidco and (iii) we entered into a bridge credit agreement (Bridge Facility) that we terminated in February 2019 upon the closing of our senior notes offering. Refer to Note E – Borrowings and Credit Arrangements for further details. On February 14, 2019, each of the Company and BTG received a request for additional information and documentary material from the United States Federal Trade Commission in connection with the proposed BTG Acquisition.

On January 24, 2019, Bidco made such offer on the terms and subject to the conditions of the scheme document published on the same date. On February 28, 2019, a majority in number of BTG shareholders approved the scheme document published on January 24, 2019.

Under the terms of the proposed BTG Acquisition, BTG shareholders will receive 840 pence in cash for each BTG share, which values BTG’s existing issued and to be issued ordinary share capital at approximately £3.311 billion (or approximately $4.317 billion based on the exchange rate of U.S. $1.30: £1.00 as of March 29, 2019). We intend to implement the proposed BTG Acquisition by way of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended. Subject to the satisfaction or waiver of all relevant conditions, we expect the proposed BTG Acquisition to be effective in mid-year 2019. BTG develops and commercializes products used in minimally-invasive procedures targeting cancer and vascular diseases, as well as acute care pharmaceuticals.

2019 Acquisitions

Millipede, Inc.

On January 29, 2019, we announced the closing of our acquisition of Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. We have been an investor in Millipede since the first quarter of 2018 as part of an investment and acquisition option agreement, whereby we purchased a portion of the outstanding shares of Millipede along with newly issued shares of the company for an upfront cash payment of $90 million. In the fourth quarter of 2018, upon the recent successful completion of a first-in-human clinical study, we exercised our option to acquire the remaining shares of Millipede. We held an interest of approximately 20 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. The transaction price for the remaining stake consists of an upfront cash payment of $325 million and up to an additional $125 million payment upon achievement of a commercial milestone. Millipede is part of our Interventional Cardiology business.

Purchase Price Allocation

We accounted for the acquisition of Millipede as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The preliminary purchase price was comprised of the following components:

(in millions)
Payment for acquisition, net of cash acquired	$321
Fair value of contingent consideration	87
Fair value of prior interest	103
$510

The following summarizes the preliminary purchase price allocation for the Millipede acquisition as of March 31, 2019:

(in millions)
Goodwill	$271
Indefinite-lived intangible assets	295
Other assets acquired	2
Liabilities assumed	(1)
Net deferred tax liabilities	(57)
$510

We allocated a portion of the preliminary purchase price to the specific intangible asset category as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	$295	N/A	20%

2018 Acquisitions

We did not close any material acquisitions during the first quarter of 2018, nor did we record any material purchase price adjustments to the preliminary purchase price allocations of the 2018 acquisitions in the first quarter of 2019.

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies and has been allocated to our reportable segments based on the relative expected benefit. Based on preliminary estimates updated for applicable regulatory changes, the goodwill recorded relating to our 2019 acquisition is not deductible for tax purposes.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2018	$347
Amount recorded related to current year acquisition	87
Contingent consideration expense (benefit)	(28)
Contingent consideration payments	(11)
Balance as of March 31, 2019	$394

As of March 31, 2019, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $914 million.

The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2019	Valuation Technique	Unobservable Input	Range
R&D, Regulatory and Commercialization-based Milestones	$276 million	Discounted Cash Flow	Discount Rate	3%	-	4%
			Probability of Payment	17%	-	99%
			Projected Year of Payment	2019	-	2027
Revenue-based Payments	$119 million	Discounted Cash Flow	Discount Rate	11%	-	15%
			Probability of Payment	60%	-	100%
			Projected Year of Payment	2019	-	2026

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

Strategic Investments

The aggregate carrying amount of our strategic investments were comprised of the following categories:

	As of
(in millions)	March 31, 2019	December 31, 2018
Equity method investments	$199	$303
Measurement alternative investments (1)	112	94
Publicly-held equity securities (2)	1	—
Notes receivable	31	26
	$342	$424

(1)
Measurement alternative investments are privately-held equity securities without readily determinable fair values that are measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(2)	Publicly-held equity securities are measured at fair value with changes in fair value recognized currently in Net income (loss).

These investments are classified as Other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of March 31, 2019, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by approximately $226 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of March 31, 2019		As of December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$10,081	$(5,327)	$10,197	$(5,266)
Patents	521	(397)	520	(393)
Other intangible assets	1,656	(987)	1,666	(958)
	$12,258	$(6,711)	$12,383	$(6,617)
Indefinite-lived intangible assets
Goodwill	$18,079	$(9,900)	$17,811	$(9,900)
IPR&D	781	—	486	—
Technology-related	120	—	120	—
	$18,980	$(9,900)	$18,417	$(9,900)

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Total
Balance as of December 31, 2018	$2,063	$1,924	$3,925	$7,911
Impact of foreign currency fluctuations and other changes in carrying amount	(2)	—	(1)	(2)
Goodwill acquired	—	—	271	271
Balance as of March 31, 2019	$2,061	$1,924	$4,195	$8,179

Refer to Critical Accounting Policies and Estimates within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our most recent Annual Report on Form 10-K for discussion of our annual goodwill and indefinite-lived intangible asset impairment testing.

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

Derivative Designations and Hedging Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging, and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) on our unaudited condensed consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within the Cost of products sold caption of our unaudited condensed consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the hedged forecast transaction becomes no longer probable of occurring, we reclassify the gains or losses within Accumulated other comprehensive income (loss), net of tax (AOCI) to earnings at that time.

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro, Swiss franc, and Japanese yen. We have elected to use the spot method to assess effectiveness for our derivatives that are designated as net investment hedges. Under the spot method, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA) component of OCI. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. Amortization of the spot-forward difference is then reclassified from AOCI to current period earnings as a reduction to Interest expense on our unaudited condensed consolidated statements of operations.

We also use forward currency contracts that are not part of designated hedging relationships under FASB ASC Topic 815 as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions. These non-designated currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year, and are marked-to-market with changes in fair value recorded to earnings within the Other, net caption of our unaudited condensed consolidated statements of operations.

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the proposed BTG Acquisition. As of March 31, 2019, we have entered into £3.311 billion in aggregate notional amount of forward and deal-contingent forward currency contracts and have hedged the full purchase price. As of December 31, 2018, we had entered into £2.000 billion in aggregate notional amount of these contracts. In the first quarter of 2019, we recognized immaterial gains due to changes in fair value of the contracts in Other, net, and we will continue to recognize changes in fair value in earnings until contract settlement.

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

Derivative Designations and Hedging Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of March 31, 2019 and $1.000 billion outstanding as of December 31, 2018, which were intended to manage our earnings and cash flow exposure to changes in the benchmark interest rate in connection with the forecasted issuance of fixed-rate debt. For outstanding designated cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs, at which time we recognize the gain or loss within Interest expense over the same period that the hedged items affect earnings, so long as the hedge relationship remains effective. If we determine the hedging relationship is no longer effective, or if the hedged forecast transaction becomes no longer probable of occurring, we reclassify the amount of gains or losses from AOCI to earnings at that time.

During the fourth quarter of 2018, we entered into interest rate derivative contracts designated as cash flow hedges having a notional amount of $1.000 billion to hedge interest rate risk. In the first quarter of 2019, we terminated these instruments in connection with our senior notes issuance in the first quarter of 2019 as discussed in Note E – Borrowings and Credit Arrangements. We recognized an immaterial loss within OCI in the first quarter of 2019 and are reclassifying the amortization of the loss from AOCI into earnings as a component of Interest expense over the same period that the hedged item affects earnings, so long as the hedge relationship remains effective. We are also continuing to reclassify the amortization of the gains or losses of our other previously terminated interest rate derivative instruments that were designated as cash flow hedges in a similar manner. The balance of the deferred loss on our terminated cash flow hedges within AOCI was immaterial as of March 31, 2019 and December 31, 2018. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of March 31, 2019 and December 31, 2018. Prior to 2018, we previously terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within the Long-term debt caption on our unaudited condensed consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affect earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of March 31, 2019 and December 31, 2018. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2019	December 31, 2018
Forward currency contracts	Cash flow hedge	$4,142	$3,962
Forward currency contracts	Net investment hedge	1,517	1,483
Forward currency contracts	Non-designated	7,393	5,880
Interest rate derivative contracts	Cash flow hedge	—	1,000
Total Notional Outstanding		$13,052	$12,326

The remaining time to maturity as of March 31, 2019 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts.

The following presents the effect of our derivative instruments designated as cash flow and net investment hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations. Refer to Note M – Changes in Other Comprehensive Income for the total amounts relating to derivative instruments presented within the unaudited condensed consolidated statements of comprehensive income (loss).

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Derivative			Unaudited Condensed Consolidated Statements of Operations (1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Total Amount of Line Item Presented	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2019
Forward currency contracts
Cash flow hedges	$72	$(16)	$56	Cost of products sold	$730	$(9)	$2	$(7)
Net investment hedges (2)	33	(7)	26	Interest expense	109	(10)	2	(8)
Three Months Ended March 31, 2018
Forward currency contracts
Cash flow hedges	$(118)	$27	$(91)	Cost of products sold	$672	$15	$(3)	$12

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

As of March 31, 2019, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Derivative Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	71
Forward currency contracts	Net investment hedge	Interest expense	41
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2019	2018
Net gain (loss) on currency hedge contracts	Other, net	$22	$(23)
Net gain (loss) on currency transaction exposures	Other, net	6	16
Net currency exchange gain (loss)		$28	$(8)

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

	Location on Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		March 31, 2019	December 31, 2018
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$70	$55
Forward currency contracts	Other long-term assets	265	183
		335	237
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	101	67
Total Derivative Assets		$436	$304

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$3	$2
Forward currency contracts	Other long-term liabilities	3	3
Interest rate contracts	Other current liabilities	—	44
		6	49
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	42	31
Total Derivative Liabilities		$48	$80

(1)	We classify derivative assets and liabilities as current when the settlement date of the derivative contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2019				December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$25	$—	$—	$25	$13	$—	$—	$13
Publicly-held equity securities	1	—	—	1	—	—	—	—
Derivative instruments	—	436	—	436	—	304	—	304
	$26	$436	$—	$462	$14	$304	$—	$318
Liabilities
Derivative instruments	$—	$48	$—	$48	$—	$80	$—	$80
Contingent consideration	—	—	394	394	—	—	347	347
	$—	$48	$394	$442	$—	$80	$347	$427

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $25 million invested in money market and government funds as of March 31, 2019, we had $114 million in interest bearing and non-interest-bearing bank accounts. In addition to $13 million invested in money market and government funds as of December 31, 2018, we had $133 million in interest bearing and non-interest-bearing bank accounts.

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

The fair value of our outstanding debt obligations was $9.750 billion as of March 31, 2019 and $7.239 billion as of December 31, 2018. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, amortized cost for commercial paper and face value for term loans and credit facility borrowings outstanding. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $9.228 billion as of March 31, 2019 and $7.056 billion as of December 31, 2018. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			March 31, 2019	December 31, 2018
January 2020 Notes	December 2009	January 2020	$—	$850	6.000%
May 2020 Notes	May 2015	May 2020	—	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
March 2024 Notes	February 2019	March 2024	850	—	3.450%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2026 Notes	February 2019	March 2026	850	—	3.750%
March 2028 Notes	February 2018	March 2028	1,000	1,000	4.000%
March 2029 Notes	February 2019	March 2029	850	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	—	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	—	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2049	(82)	(29)
Unamortized Gain on Fair Value Hedges		2020 - 2023	16	26
Finance Lease Obligation (1)		Various	6	6
Long-term debt			$7,590	$4,803
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Effective January 1, 2019, we adopted FASB ASC Topic 842 and recognize finance lease obligations in our unaudited condensed consolidated balance sheet as of March 31, 2019. As of December 31, 2018, these leases were referred to as capital lease obligations in accordance with FASB ASC Topic 840. Please refer to Note A – Basis of Presentation for additional information.

Revolving Credit Facility

As of March 31, 2019 and December 31, 2018, we maintained a $2.750 billion revolving credit facility (2018 Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options subject to certain conditions. This facility provides backing for the commercial paper program. The 2018 Credit Agreement requires that we comply with certain covenants, including financial covenants as described within Debt Covenants below. There were no amounts outstanding under our revolving credit facility as of March 31, 2019 and December 31, 2018.

Term Loans

On February 25, 2019, upon the closing of our senior notes offering in aggregate principal amount of $4.300 billion described below, we terminated the $1.000 billion Term Loan Credit Agreement, entered into on August 20, 2018 and amended on December 19, 2018 (August 2019 Term Loan). The August 2019 Term Loan was scheduled to mature on August 19, 2019. As of December 31, 2018, we had $1.000 billion outstanding under our August 2019 Term Loan, which was presented within Current debt obligations on our accompanying unaudited condensed consolidated balance sheets.

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the proposed BTG Acquisition (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the proposed BTG Acquisition (Three-Year Delayed Draw Term Loan). Borrowings are available in U.S. dollars and bear interest at LIBOR or a base rate, in each case plus an applicable margin based on our public debt ratings. We are required to pay customary ticking fees on the average daily unused commitments based on our public debt ratings. The facilities contain customary representations and covenants, as described within Debt Covenants below. The facilities contain customary events of default, which may result in the acceleration of any outstanding commitments, and also contain customary U.K. certain funds provisions. Any proceeds from the facilities will be available to finance the proposed BTG Acquisition and pay related transaction costs, as defined by the facilities. As of March 31, 2019 and December 31, 2018, we had no amounts borrowed under the Two-Year Delayed Draw Term Loan or the Three-Year Delayed Draw Term Loan.

Debt Covenants

As of and through March 31, 2019, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note E – Borrowings and Credit Arrangements to our consolidated financial statements in our most recent Annual Report on Form 10-K.

All existing credit arrangements described above require that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of March 31, 2019	as of March 31, 2019
Maximum leverage ratio (1)	3.75 times	2.49 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreements, for the preceding four consecutive fiscal quarters.

Our covenants require that we maintain a maximum leverage ratio of 3.75 times, provided, however, that for the two consecutive fiscal quarters ended immediately following the consummation of a Qualified Acquisition, as defined by each agreement, the maximum leverage ratio shall be 4.75 times, and then subject to a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and then back to 3.75 times for each fiscal quarter end thereafter. Our covenants provide for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2019, we had $338 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of March 31, 2019, we had $1.366 billion of the litigation exclusion remaining. Our covenants also provide for an exclusion of any debt incurred to prefund a Qualified Acquisition, as defined by each agreement, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of March 31, 2019, we excluded $2.298 billion of debt incurred from our leverage ratio calculation in connection with the proposed BTG Acquisition.

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
Commercial Paper

	As of
(in millions, except maturity and yield)	March 31, 2019	December 31, 2018
Commercial paper outstanding	$1,630	$1,248
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	1,120	1,502
Weighted average maturity	51 days	27 days
Weighted average yield	3.01%	3.04%

Senior Notes

We had senior notes outstanding of $7.650 billion as of March 31, 2019 and $4.800 billion as of December 31, 2018.

In February 2019, we completed an offering of $4.300 billion in aggregate principal amount of senior notes comprised of $850 million of 3.450% senior notes due March 2024, $850 million of 3.750% senior notes due March 2026, $850 million of 4.000% senior notes due March 2029, $750 million of 4.550% senior notes due March 2039 and $1.000 billion of 4.700% senior notes due March 2049. We used a portion of the net proceeds from the offering to repay the $850 million plus accrued interest and premium of our 6.000% senior notes due in January 2020, the $600 million plus accrued interest and premium of our 2.850% senior notes due in May 2020 and the $1.000 billion plus accrued interest of our August 2019 Term Loan. The remaining proceeds are intended to be used to finance a portion of the proposed BTG Acquisition and are included in our restricted cash in Other current assets until the proposed BTG Acquisition closes. As of March 31, 2019, the balance of our restricted cash in Other current assets relating to the proposed BTG Acquisition was $2.302 billion.

In the event that the proposed BTG Acquisition, in accordance with its terms, has not become effective on or prior to August 20, 2019 or such later date (Long Stop Date) or if, prior to becoming effective, the proposed BTG Acquisition lapses, is withdrawn or terminates, then we will be required to redeem all outstanding March 2024 Notes and March 2026 Notes on the special mandatory redemption date, as defined below, at a special mandatory redemption price equal to 101 percent of the principal amount, plus any accrued and unpaid interest. The special mandatory redemption date is defined as 30 days, or first business day thereafter, following the earlier of the Long Stop Date or the lapse, withdrawal or termination of the proposed BTG Acquisition in accordance with its terms.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

Bridge Facility

On February 25, 2019, upon the closing of our senior notes offering in aggregate principal amount of $4.300 billion described above, we terminated the Bridge Facility entered into on November 20, 2018. The termination was pursuant to the terms of the Bridge Facility, which required full termination upon the refinancing of the January 2020 Notes and May 2020 Notes discussed above. There were no amounts borrowed under the Bridge Facility as of December 31, 2018.

Other Arrangements

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

Factoring Arrangements	As of March 31, 2019		As of December 31, 2018
	Amount De-recognized	Average Interest Rate	Amount De-recognized	Average Interest Rate
Euro denominated	$167	1.8%	$165	2.7%
Yen denominated	198	0.6%	195	0.9%

Refer to Note E – Borrowing and Credit Arrangements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$139	$146
Restricted cash and restricted cash equivalents in Other current assets:
Restricted cash related to the proposed BTG Acquisition (1)	2,302	—
Other restricted cash and restricted cash equivalents	422	655
	2,724	655
Restricted cash equivalents in Other long-term assets	33	27
	$2,896	$829

(1)	Refer to Note B – Acquisitions and Strategic Investments and Note E – Borrowings and Credit Arrangements for additional information regarding the proposed BTG Acquisition.

Trade accounts receivable, net

	As of
(in millions)	March 31, 2019	December 31, 2018
Accounts receivable	$1,693	$1,676
Allowance for doubtful accounts	(72)	(68)
	$1,621	$1,608

The following is a rollforward of our allowance for doubtful accounts:

	Three Months Ended March 31,
(in millions)	2019	2018
Beginning balance	$68	$68
Net charges to expenses	7	4
Utilization of allowances	(2)	(5)
Ending balance	$72	$67

Inventories

	As of
(in millions)	March 31, 2019	December 31, 2018
Finished goods	$785	$760
Work-in-process	107	100
Raw materials	337	306
	$1,228	$1,166

Property, plant and equipment, net

	As of
(in millions)	March 31, 2019	December 31, 2018
Land	$96	$97
Buildings and improvements	1,112	1,100
Equipment, furniture and fixtures	3,276	3,224
Capital in progress	292	319
	4,777	4,740
Less: accumulated depreciation	2,994	2,958
	$1,782	$1,782

Depreciation expense was $69 million for the first quarter of 2019 and $68 million for the first quarter of 2018.

Accrued expenses

	As of
(in millions)	March 31, 2019	December 31, 2018
Legal reserves	$527	$712
Payroll and related liabilities	530	630
Rebates	232	229
Contingent consideration	159	138
Other	515	538
	$1,963	$2,246

Other long-term liabilities

	As of
(in millions)	March 31, 2019	December 31, 2018
Income taxes	$747	$739
Legal reserves	172	217
Contingent consideration	236	209
Other	905	717
	$2,059	$1,882

NOTE G – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term, and as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. For leases executed in 2019 and later, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 60 years, some of which may include options to extend the leases for up to 10 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

We determine whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of an arrangement. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to our operating leases:

(in millions)	As of March 31, 2019
Assets
Operating lease right-of-use assets in Other long-term assets	$257
Liabilities
Operating lease liabilities in Other current liabilities	$55
Operating lease liabilities in Other long-term liabilities	211

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

As of March 31, 2019
Weighted average remaining lease term	5.28 years
Weighted average discount rate	3.61%

Our operating lease cost was $18 million in the first quarter of 2019.

The following table presents supplemental cash flow information related to our operating leases:

(in millions)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$17

Right-of-use assets obtained in exchange for operating lease obligations were immaterial as of March 31, 2019.

The following table presents the maturities of our operating lease liabilities as of March 31, 2019:

Fiscal year (in millions)	Operating Leases
2019 (excluding the first quarter of 2019)	$54
2020	60
2021	48
2022	39
2023	30
Thereafter	65
Total future minimum operating lease payments	297
Less: imputed interest	31
Present value of operating lease liabilities	$266

As of March 31, 2019, we have additional leases for office space and R&D space, that have not yet commenced, of approximately $63 million. These leases will commence during 2019 and 2020, with lease terms of 6 months to 15 years.

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2019	2018
Effective tax rate from continuing operations	7.1%	8.0%

The change in our reported tax rates for the first quarter of 2019, as compared to the same period in 2018, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items, primarily related to share-based payments.

We have immaterial changes to our overall uncertain tax benefits as of March 31, 2019 as compared to December 31, 2018.

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

Our accrual for legal matters that are probable and estimable was $699 million as of March 31, 2019 and $929 million as of December 31, 2018 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was primarily due to settlement payments, authorized for payment in the first quarter of 2019 and funded in a prior period, associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in other restricted cash and restricted cash equivalents balance of $422 million as of March 31, 2019 and $655 million as of December 31, 2018. Refer to Note F – Supplemental Balance Sheet Information for additional information.

In the first quarter of 2019, we recorded $148 million of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation in January 2019 to Litigation-related charges (credits) on our unaudited condensed consolidated financial statements. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses on our unaudited condensed consolidated statements of operations. Our litigation-related net charges were immaterial in the first quarter of 2018. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

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

Product Liability Litigation

As of April 23, 2019, approximately 53,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. The pending cases are in various federal and state courts in the U.S. and include eight putative class actions. There were also fewer than 25 cases in Canada, inclusive of one certified and three putative class actions and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of April 23, 2019, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 51,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 51,000 cases and claims, approximately 41,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

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

Other Proceedings

On November 1, 2017 we entered into a definitive agreement with Channel Medsystems, Inc. (Channel) where we could have been obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire Channel. The agreement contained a provision allowing Channel to sell the remaining equity interests of the company to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests. We sent a notice of termination of that agreement to Channel in the second quarter of 2018. On September 12, 2018, Channel filed a complaint in Delaware Chancery Court against us for alleged breach of the agreement. Channel alleges that we breached the agreement by terminating it. We have answered the complaint, denied the claims by Channel and have counterclaimed to recover part of our investment in Channel, alleging fraud in the inducement. On April 2, 2019, Channel announced its receipt of FDA approval of the Cerene® Cryotherapy Device. Trial testimony was taken from April 15th through April 18th, and post-hearing briefs will be prepared and briefing will be completed by June 11, 2019.

On April 24, 2019, a class action complaint was filed in the U.S. District Court for the Southern District of New York against Boston Scientific Corporation, Michael F. Mahoney, our Chief Executive Officer, and Daniel J. Brennan, our Chief Financial Officer. The complaint alleges violations of federal securities laws based on false and/or misleading statements and failure to disclose facts related to the Company’s transvaginal surgical mesh products. We have reviewed the allegations and believe the suit is without merit. We will defend vigorously.

Proposed Acquisition

Refer to Note B – Acquisitions and Strategic Investments, Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements for information regarding the proposed BTG Acquisition.

Matters Concluded Since December 31, 2018

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

•
On April 19, 2016, a subsidiary of Boston Scientific filed suit against Edwards Lifesciences Corporation (Edwards) in the U.S. District Court for the District of Delaware for patent infringement. We allege that Edwards’ SAPIEN 3™ Valve infringes a patent related to adaptive sealing technology. On June 9, 2016, Edwards filed a counterclaim alleging that our Lotus™ Valve System infringes three patents owned by Edwards. On October 12, 2016, Edwards filed a petition for inter partes review of our patent with the U.S. Patent and Trademark Office (USPTO), Patent Trial and Appeal Board. On March 29, 2017, the USPTO granted the inter partes review request. On April 18, 2017, Edwards filed a second petition for inter partes review of our patent with the USPTO. On March 23, 2018, the USPTO found our patent invalid. The Company filed an appeal before the United States Court of Appeals for the Federal Circuit on May 24, 2018.

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

•
On August 1, 2018, the Company filed a patent infringement action on the merits in Dusseldorf, Germany against Edwards Lifesciences Corporation and Edwards Lifesciences GmbH (collectively Edwards) alleging that the Sapien 3 Device and Sapien 3 Ultra Device infringed a patent owned by the Company.

•
On August 3, 2018, the Company filed a preliminary injunction request in Dusseldorf, Germany against Edwards Lifesciences Corporation and Edwards Lifesciences GmbH (collectively Edwards) alleging that the Sapien 3 Ultra Device infringed a patent owned by the Company. On October 23, 2018, the court found that the Sapien 3 Ultra Device infringed the patent. Edwards had the right to appeal.

•
On August 22, 2018, Edwards Lifesciences LLC filed a patent infringement action against Boston Scientific Corporation, in the U. S. District Court of Delaware, alleging that two U.S. patents (Schweich) owned by them are infringed by our Watchman™ Left Atrial Appendage Closure Device, Watchman Delivery System and Watchman Access System.

On December 14, 2016, we learned that the Associacao Brasileira de Medicina de Grupo d/b/a ABRAMGE filed a complaint against us, Arthrex and Zimmer Biomet Holdings, in the U.S. District Court for the District of Delaware. This complaint, which ABRAMGE never served against us, alleges that the defendants or their agents paid kickbacks to health care providers in order to increase sales and prices and are liable under a variety of common law theories. On February 6, 2017, ABRAMGE filed and served an amended complaint on us and the other defendants. The amended complaint does not contain any material changes in the allegations against us. Subsequently, on March 2, 2017, ABRAMGE filed a motion to consolidate this lawsuit with two other similar suits that it had brought against Stryker and Abbott Laboratories, in a multidistrict litigation proceeding. On April 13, 2017, we filed a motion to dismiss the amended complaint, as well as a separate opposition to the multidistrict litigation motion and on May 31, 2017, the Joint Panel on Multi-District Litigation denied ABRAMGE’s motion for the multidistrict litigation. On September 1, 2017, ABRAMGE filed a motion for leave to file a Second Amended Complaint, while our motion to dismiss the Amended Complaint remained pending. On September 15, 2017, we filed an opposition to the motion seeking leave to amend. Both our motion to dismiss and the motion seeking leave to amend remain pending. On November 8, 2018, the Court granted ABRAMGE’s motion for leave to file a Second Amended Complaint, while also granting us leave to renew our motion to dismiss. We filed our motion to dismiss the Second Amended Complaint on January 18, 2019. On February 28, 2019, ABRAMGE dismissed its Second Amended Complaint, concluding the lawsuit.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2019	2018
Weighted average shares outstanding - basic	1,387.7	1,376.5
Net effect of common stock equivalents	20.7	20.2
Weighted average shares outstanding - assuming dilution	1,408.4	1,396.8

In the first quarter of 2019 and the first quarter of 2018, the impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial.

We issued approximately six million shares of our common stock in the first quarter of 2019 and in the first quarter of 2018, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first three months of 2019 or 2018.

NOTE K – SEGMENT REPORTING

We have three reportable segments comprised of MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments.
Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on reportable segment net sales, operating income of reportable segments, excluding intersegment profits, and reportable segment operating income as a percentage of reportable segment net sales. Reportable segment operating income as a percentage of reportable segment net sales is defined as operating income of reportable segments divided by reportable segment net sales. Our presentation of reportable segment net sales and operating income of reportable segments includes the impact of foreign currency fluctuations, since our chief operating decision maker (CODM) reviews operating results both including and excluding the impact of foreign currency fluctuations, and the following presentation more closely aligns to our unaudited condensed consolidated financial statements. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items and litigation-related items. Although we exclude these amounts from operating income of reportable segments, they are included in Income (loss) before income taxes on the unaudited condensed consolidated statements of operations and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended March 31,
	2019	2018

Net sales
MedSurg	$766	$711
Rhythm and Neuro	757	736
Cardiovascular	972	933
	$2,493	$2,379

	Three Months Ended March 31,
	2019	2018

Income (loss) before income taxes
MedSurg	$256	$259
Rhythm and Neuro	155	153
Cardiovascular	275	290
Operating income of reportable segments	686	703
Corporate expenses, including hedging activities	(48)	(100)
Intangible asset impairment charges, acquisition-related, restructuring- and restructuring-related and litigation-related net (charges) credits	63	(54)
Amortization expense	(160)	(141)
Operating income (loss)	541	407
Other expense, net	(84)	(84)
Income (loss) before income taxes	$457	$323

	Three Months Ended March 31,
	2019	2018

Reportable segment operating income as a percentage of reportable segment net sales
MedSurg	33.4%	36.4%
Rhythm and Neuro	20.5%	20.8%
Cardiovascular	28.3%	31.1%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended March 31,
Businesses	2019	2018
Endoscopy
U.S.	$253	$231
International	187	187
Worldwide	440	418

Urology and Pelvic Health
U.S.	231	197
International	94	96
Worldwide	326	293

Cardiac Rhythm Management
U.S.	288	290
International	203	203
Worldwide	491	493

Electrophysiology
U.S.	36	35
International	43	39
Worldwide	79	75

Neuromodulation
U.S.	144	131
International	42	38
Worldwide	186	169

Interventional Cardiology
U.S.	296	281
International	365	364
Worldwide	661	645

Peripheral Interventions
U.S.	156	145
International	155	142
Worldwide	311	288

Total Company
U.S.	1,403	1,310
International	1,090	1,069
Net Sales	$2,493	$2,379

	Three Months Ended March 31,
Geographic Regions	2019	2018
U.S.	$1,403	$1,310
EMEA (Europe, Middle East and Africa)	561	563
APAC (Asia-Pacific)	437	415
Latin America and Canada	92	91
	$2,493	$2,379

Emerging Markets†	$297	$262
†We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Refer to Note A – Basis of Presentation for additional information.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $369 million as of March 31, 2019 and $373 million as of December 31, 2018. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $36 million in the first quarter of 2019 that was included in the above December 31, 2018 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit and record the amount for estimated sales returns as a reduction to revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2018	$(53)	$111	$—	$(25)	$33
Other comprehensive income (loss) before reclassifications	14	56	—	(1)	69
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(7)	—	—	(15)
Total other comprehensive income (loss)	6	49	—	(1)	54
Balance as of March 31, 2019	$(46)	$160	$—	$(26)	$87

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2017	$(32)	$1	$(1)	$(27)	$(59)
Other comprehensive income (loss) before reclassifications	10	(91)	—	—	(81)
(Income) loss amounts reclassified from accumulated other comprehensive income	—	12	1	—	13
Total other comprehensive income (loss)	10	(80)	—	—	(69)
Balance as of March 31, 2018	$(22)	$(79)	$—	$(27)	$(128)

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

As a result of adopting ASC Update No. 2016-01 in the first quarter of 2018, we recorded a cumulative effect adjustment to retained earnings to reclassify unrealized gains and losses from our equity investments previously recorded to Accumulated other comprehensive income (loss), net of tax. These equity investments were classified as available-for-sale securities under the former accounting guidance, and we now refer to these investments as publicly-held equity securities. Please refer to Note A – Significant Accounting Policies included in Item 8 of our most recent Annual Report on Form 10-K for more information.

The Net change in defined benefit pensions and other items before reclassifications and reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the first quarter of 2019 and 2018.

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

Standards to be Implemented

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. We plan to adopt Update No. 2016-13 in the first quarter of 2020, and we are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2018-15

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of Update No. 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Update No. 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period. We plan to adopt Update No. 2018-15 in the first quarter of 2020, and we are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

Financial Summary

Three Months Ended March 31, 2019

Our net sales for the first quarter of 2019 were $2.493 billion, as compared to $2.379 billion for the first quarter of 2018. This increase of $114 million, or 4.8 percent, included operational net sales growth of 7.8 percent and the negative impact of 300 basis points from foreign currency fluctuations.1 Operational net sales included approximately $36 million in the first quarter of 2019 due to the acquisitions of NxThera, Inc. (NxThera) in the second quarter of 2018, Claret Medical, Inc. (Claret) in the third quarter of 2018 and Augmenix, Inc. (Augmenix) in the fourth quarter of 2018, each with no prior period related net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first quarter of 2019 was $424 million, or $0.30 per diluted share. Our reported results for the first quarter of 2019 included certain charges and/or credits totaling $66 million (after-tax), or $0.05 per diluted share. Excluding these items, adjusted net income for the first quarter of 2019 was $490 million, or $0.35 per diluted share.1

Our reported net income for the first quarter of 2018 was $298 million, or $0.21 per diluted share. Our reported results for the first quarter of 2018 included certain charges and/or credits totaling $157 million (after-tax), or $0.11 per diluted share. Excluding these items, adjusted net income for the first quarter of 2018 was $455 million, or $0.33 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of each reconciling item:

	Three Months Ended March 31, 2019
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$424	$0.30
Non-GAAP adjustments:
Amortization expense	143	0.10
Intangible asset impairment charges	62	0.04
Acquisition-related net charges (credits)	(22)	(0.02)
Restructuring and restructuring-related net charges (credits)	10	0.01
Litigation-related net charges (credits)	(127)	(0.09)
Investment impairment charges	1	0.00
Adjusted net income	$490	$0.35

	Three Months Ended March 31, 2018
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$298	$0.21
Non-GAAP adjustments:
Amortization expense	119	0.08
Intangible asset impairment charges	1	0.00
Acquisition-related net charges (credits)	20	0.01
Restructuring and restructuring-related net charges (credits)	22	0.02
Investment impairment charges	5	0.00
Discrete tax items	(9)	(0.01)
Adjusted net income	$455	$0.33

Cash provided by operating activities was $350 million for the first three months of 2019. As of March 31, 2019, we had total debt of $9.228 billion, Cash and cash equivalents of $139 million and working capital of $1.755 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported and operational basis:

	Three Months Ended March 31,		Change
(in millions)	2019	2018	Reported Basis
Endoscopy	$440	$418	5.2%
Urology and Pelvic Health	326	293	11.4%
MedSurg	766	711	7.7%
Cardiac Rhythm Management	491	493	(0.4)%
Electrophysiology	79	75	6.4%
Neuromodulation	186	169	10.5%
Rhythm and Neuro	757	736	2.8%
Interventional Cardiology	661	645	2.5%
Peripheral Interventions	311	288	7.9%
Cardiovascular	972	933	4.2%
Net Sales	$2,493	$2,379	4.8%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies.

Our net sales of Endoscopy products of $440 million represented approximately 18 percent of our consolidated net sales for the first quarter of 2019. Our Endoscopy net sales increased $22 million, or 5.2 percent, in the first quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 8.1 percent and a negative impact of 290 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by growth in our biliary franchise including our SpyGlass™ DS Direct Visualization System and our AXIOS™ Stent and Electrocautery Enhanced Delivery System, our hemostasis franchise featuring our Resolution 360™ Clip and our infection prevention products.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies.

Our net sales of Urology and Pelvic Health products of $326 million represented approximately 13 percent of our consolidated net sales for the first quarter of 2019. Our Urology and Pelvic Health net sales increased $33 million, or 11.4 percent, in the first quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 13.6 percent and a negative impact of 220 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily attributable to growth in sales of our stone franchise, including our LithoVue™ Digital Flexible Ureteroscope and our benign prostatic hyperplasia (BPH) product family, including the Rezūm™ System purchased as part of our NxThera acquisition in the second quarter of 2018 and the SpaceOAR™ Hydrogel System purchased as part of our Augmenix acquisition in the fourth quarter of 2018.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities.

Our net sales of Cardiac Rhythm Management products of $491 million represented approximately 20 percent of our consolidated net sales for the first quarter of 2019. Our Cardiac Rhythm Management net sales decreased $2 million, or 0.4 percent, in the first quarter of 2019, compared to the prior year period. This decrease included operational net sales growth of 2.6 percent and a negative impact of 300 basis points from foreign currency fluctuations, compared to the prior year period. Sales remained relatively flat year-over-year due to the global strength of our implantable cardioverter defibrillator (ICD), our cardiac resynchronization therapy defibrillator (CRT-D) and our subcutaneous implantable cardiac defibrillator (S-ICD) products, offset by declines in our pacemaker portfolio due to share loss in select markets as a result of competitive product entrance. Our ICD and CRT-D growth was driven by the ongoing global commercialization of our RESONATE™ family of ICD and CRT-D devices which includes our HeartLogic™ Heart Failure (HF) Diagnostic, increases in S-ICD sales volume and our own next-generation CRT-D substitutions along with competitive replacements driving overall market share growth.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart.

Our net sales of Electrophysiology products of $79 million represented approximately three percent of our consolidated net sales for the first quarter of 2019. Our Electrophysiology net sales increased $5 million, or 6.4 percent, in the first quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 10.0 percent and a negative impact of 360 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by global expansion of our Rhythmia™ Mapping System products and capital equipment offerings, our expanded portfolio of navigation enabled open-irrigated catheters, including our Blazer IntellaNav MiFi™ Open-Irrigated catheter, and our advanced diagnostic catheters, including the IntellaMap Orion™ Mapping Catheter. Our strong growth was partially offset by softer performance across our portfolio of core therapeutic and diagnostic devices.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain.

Our net sales of Neuromodulation products of $186 million represented approximately seven percent of our consolidated net sales for the first quarter of 2019. Our Neuromodulation net sales increased $18 million, or 10.5 percent, in the first quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 12.4 percent and a negative impact of 190 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by sales of our Spectra WaveWriter™ Spinal Cord Stimulator (SCS) Systems as well as strong momentum in sales of our deep brain stimulation (DBS) systems.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders including structural heart conditions.

Our net sales of Interventional Cardiology products of $661 million represented approximately 27 percent of our consolidated net sales for the first quarter of 2019. Our Interventional Cardiology net sales increased $16 million, or 2.5 percent, in the first quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 6.2 percent and a negative impact of 370 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by sales of our structural heart therapies, including our ACURATE™ Transcatheter Aortic Valve Replacement (TAVR) outside of the U.S., our Sentinel™ Cerebral Embolic Protection System purchased as part of our Claret acquisition in the third quarter of 2018 and our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device. In addition, the increase was also attributable to sales of our complex percutaneous coronary interventions (PCI) product offerings and was partially offset by declines in sales of drug-eluting coronary stent product offerings.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer.

Our net sales of Peripheral Interventions products of $311 million represented approximately 12 percent of our consolidated net sales for the first quarter of 2019. Our Peripheral Interventions net sales increased $23 million, or 7.9 percent, in the first quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 11.2 percent and a negative impact of 330 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by sales of our Eluvia™ Drug Eluting Vascular Stent System and our interventional oncology product solutions along with regional sales growth in both the U.S. and China.

Emerging Markets

As part of our strategic imperatives to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets; effective January 1, 2019, we updated our list of Emerging Market countries. The revision had an immaterial impact on prior year sales. Our current list is comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented approximately 12 percent of our consolidated net sales in the first quarter of 2019 and 11 percent in the first quarter of 2018. In the first quarter of 2019, our Emerging Markets net sales grew 13.3 percent on a reported basis including operational net sales growth of 22.0 percent and a negative impact of 870 basis points from foreign currency fluctuations, compared to the prior year period.

Gross Profit

Our Gross profit was $1.763 billion for the first quarter of 2019 and $1.707 billion for the first quarter of 2018. As a percentage of net sales, our Gross profit decreased to 70.7 percent in the first quarter of 2019, as compared to 71.7 percent in the first quarter of 2018. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Three Months
Gross profit margin - period ended March 31, 2018	71.7%
Manufacturing cost reductions	0.6
Sales pricing and mix	(1.2)
Net impact of foreign currency fluctuations	0.9
All other, including inventory charges and other period expense	(1.3)
Gross profit margin - period ended March 31, 2019	70.7%

The primary factors contributing to the decrease in our gross profit margin in the first quarter of 2019, as compared to the same period in 2018, were unfavorable product mix, including lower sales in Men's Health, Neuromodulation and coronary drug-eluting stents, as well as mesh-related inventory reserves and unfavorable manufacturing variances.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2019		2018
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$869	34.9%	$860	36.1%
Research and development (R&D) expenses	280	11.2%	261	11.0%
Royalty expense	16	0.6%	18	0.7%

SG&A Expenses

In the first quarter of 2019, our SG&A expenses increased $9 million, or one percent, as compared to the first quarter of 2018 and were 120 basis points lower as a percentage of net sales. The decrease in SG&A expenses as a percentage of net sales was primarily due to an approximately $25 million net gain recorded in the quarter, primarily associated with a portion of the Edwards litigation settlement. For further details regarding the presentation of the Edwards litigation settlement see Litigation-related net charges (credits) below. In addition, SG&A expenses as a percentage of net sales was reduced due to leverage from increased sales, as well as the benefit of our targeted initiatives focused on reducing SG&A expenses such as end-to-end business process streamlining and automation, including functional expansion of global shared service and robotic process utilization.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the first quarter of 2019, our R&D expenses increased $19 million, or seven percent, as compared to the first quarter of 2018 and were 20 basis points higher as a percentage of net sales. R&D expenses increased as a result of investments across our businesses and in recent acquisitions in order to maintain a pipeline of new products that we believe will enhance the lives of patients worldwide and contribute to profitable sales growth.

Royalty Expense

In the first quarter of 2019, our Royalty expense decreased $2 million, or 11 percent, as compared to the first quarter of 2018, and was 10 basis points lower as a percentage of net sales. The decrease in Royalty expense relates primarily to expired royalties in certain countries.

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance:

	Three Months Ended March 31,
(in millions)	2019	2018
Amortization expense	$160	$141
Intangible asset impairment charges	67	1
Contingent consideration expense (benefit)	(28)	5
Restructuring charges (credits)	6	13
Restructuring-related charges (credits)	6	15
Litigation-related net charges (credits)	(148)	—

Amortization Expense

In the first quarter of 2019, our Amortization expense increased $19 million, or 13 percent, as compared to first quarter of 2018. The increase was primarily due to amortizable intangible assets acquired as part of our recent acquisitions.

Intangible Asset Impairment Charges

In the first quarter of 2019, our Intangible asset impairment charges were primarily related to developed technology, patents and licenses. In the first quarter of 2018, our Intangible asset impairment charges were immaterial.

Contingent Consideration Expense (Benefit)

In the first quarter of 2019, we recorded net benefits, and in the first quarter of 2018, we recorded net expenses related to the change in fair value of our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring and Restructuring-related Activities

In the first quarter of 2019 and the first quarter of 2018, our restructuring and restructuring-related charges were immaterial and related primarily to the 2016 Restructuring Plan.

Refer to Note G – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional details related to our restructuring plans.

Litigation-related net charges (credits)

In the first quarter of 2019, we recorded $148 million of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation in January 2019 to Litigation-related charges (credits) on our unaudited condensed consolidated financial statements. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses. As such, a portion of the related gain from this settlement was recorded in SG&A expenses on our unaudited condensed consolidated statements of operations.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Three Months Ended March 31,
	2019	2018
Interest expense	$(109)	$(61)

Average borrowing rate	5.3%	4.1%

Interest expense and our average borrowing rate increased in the first quarter of 2019, as compared to the same period in the prior year, primarily due to debt extinguishment charges and accelerated debt issuance costs following our first quarter senior notes offering due to the repayment of $1.450 billion in existing senior notes and the termination of the Bridge Facility. Refer to Liquidity and Capital Resources and Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of Other, net:

	Three Months Ended March 31,
(in millions)	2019	2018
Interest income	$7	$1
Net foreign currency gain (loss)	28	(8)
Net gains (losses) on investments	(7)	(13)
Other income (expense), net	(3)	(3)
	$25	$(23)

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2019	2018
Effective tax rate from continuing operations	7.1%	8.0%

The change in our reported tax rates for the first quarter of 2019, as compared to the same period in 2018, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items, as well as certain discrete tax items, primarily related to share-based payments.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2019, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of March 31, 2019, we had $139 million of Cash and cash equivalents on hand, comprised of $25 million invested in money market and government funds and $114 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have access to our $2.750 billion commercial paper program, which is backed by our 2018 revolving credit facility. As of March 31, 2019, we had $1.630 billion in commercial paper debt outstanding resulting in an additional $1.120 billion of available liquidity.

For the purpose of funding the proposed BTG Acquisition, as described in Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, we have access to a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the proposed BTG Acquisition (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the proposed BTG Acquisition (Three-Year Delayed Draw Term Loan). We entered into these facilities on December 19, 2018. As of March 31, 2019 and December 31, 2018, we had no amounts borrowed under the Two-Year Delayed Draw Term Loan or the Three-Year Delayed Draw Term Loan.

In February 2019, we completed an offering of $4.300 billion in aggregate principal amount of senior notes. We used a portion of the net proceeds from the offering to repay the $850 million plus accrued interest and premium of our 6.000% senior notes due in January 2020 (January 2020 Notes), the $600 million plus accrued interest and premium of our 2.850% senior notes due in May 2020 (May 2020 Notes) and the $1.000 billion plus accrued interest of our August 2019 Term Loan. The remaining proceeds are intended to be used to finance a portion of the proposed BTG Acquisition and are included in our restricted cash in Other current assets until the proposed BTG Acquisition closes. As of March 31, 2019, the balance of our restricted cash in Other current assets relating to the proposed BTG Acquisition was $2.302 billion. Upon the closing of our senior notes offering, we terminated the Bridge Facility entered into on November 20, 2018. The termination was pursuant to the terms of the Bridge Facility, which required full termination upon the refinancing of the January 2020 Notes and May 2020 Notes.

For additional information on our credit facilities, term loans and senior notes, refer to Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note E – Borrowing and Credit Arrangements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2019	2018
Cash provided by (used for) operating activities	$350	$193
Cash provided by (used for) investing activities	(410)	(173)
Cash provided by (used for) financing activities	2,127	130

Operating Activities

In the first three months of 2019, cash provided by operating activities increased $157 million, or 81 percent, as compared to the first three months of 2018. The increase was primarily due to the one-time settlement payment of $180 million that we received from Edwards Lifesciences Corporation in January 2019.

Investing Activities

In the first three months of 2019, cash used for investing activities primarily included Payments for acquisitions of businesses, net of cash acquired of $321 million relating to our acquisition of Millipede, Inc. (Millipede), Purchases of property, plant and equipment of $63 million and Payments for investments and acquisitions of certain technologies of $28 million.

In the first three months of 2018, cash used for investing activities primarily included Payments for investments and acquisitions of certain technologies of $103 million, including our $90 million investment in Millipede, and Purchases of property, plant and equipment of $60 million.

Financing Activities

Our cash flows provided by financing activities primarily related to issuances and repayments of debt in the first three months of 2019 and 2018. In the first three months of 2019, our cash flows provided by financing activities primarily included Proceeds from long-term borrowings, net of debt issuance costs of $4.243 billion, Payments on long-term borrowings and debt extinguishment costs of $1.472 billion, Payments on short-term borrowings of $1.000 billion and commercial paper issuances of $370 million.

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	March 31, 2019	December 31, 2018
Current debt obligations	$1,638	$2,253
Long-term debt	7,590	4,803
Total debt	$9,228	$7,056

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	March 31, 2019	December 31, 2018
Fixed-rate debt instruments	$7,584	$4,797
Variable rate debt instruments	1,644	2,259
Total debt	$9,228	$7,056

As of and through March 31, 2019, we were in compliance with all the required covenants related to our debt obligations. For additional details related to our debt obligations, including our debt covenant requirements, refer to Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note E – Borrowing and Credit Arrangements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Equity
We received $53 million in the first three months of 2019 and $38 million in the first three months of 2018 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock in the first three months of 2019 or 2018. As of March 31, 2019, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
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

There have been no other material changes to our contractual obligations and commitments as reported in our most recent Annual Report filed on Form 10-K, with the exception of our debt obligations discussed in Liquidity and Capital Resources and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Legal Matters
For a discussion of our material legal proceedings see Note I – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note J – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2018 is included in Note A – Basis of Presentation and information regarding new accounting pronouncements to be implemented is included in Note N – New Accounting Pronouncements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Stock Trading Policy

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of deferred stock units. These plans are entered into at a time when the person is not in possession of material non-public information about our Company. We disclose details regarding individual Rule 10b5-1 Trading Plans on the Investor Relations section of our website, under the Governance Overview section.

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

To calculate adjusted net income (earnings) and adjusted net income (earnings) per share we exclude certain charges (credits) from GAAP net income. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item. The GAAP financial measures most directly comparable to adjusted net income and adjusted net income per share are GAAP net income and GAAP net income per share.

To calculate operational net sales, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The GAAP financial measure most directly comparable to operational growth rate percentages is growth rate percentages using net sales on a GAAP basis.

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the relevant sections of this Quarterly Report.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: future economic, political, competitive, reimbursement and regulatory conditions, new product introductions and the market acceptance of those products, markets for our products, expected pricing environment, expected procedural volumes, the closing and integration of acquisitions, clinical trial results, demographic trends, intellectual property rights, litigation, financial market conditions, the execution and effect of our restructuring program, the execution and effect of our business strategy, including our cost-savings and growth initiatives and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $13.052 billion as of March 31, 2019 and $11.326 billion as of December 31, 2018. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $33 million as of March 31, 2019 as compared to $181 million as of December 31, 2018. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $40 million as of March 31, 2019 as compared to $222 million as of December 31, 2018. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2019 and $1.000 billion outstanding in the contract amount as of December 31, 2018. As of March 31, 2019, $7.650 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 82 percent of our total debt. As of March 31, 2019, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the proposed BTG Acquisition. As of March 31, 2019, we have entered into £3.311 billion in aggregate notional amount of forward and deal-contingent forward currency contracts and have hedged the full purchase price. As of December 31, 2018, we had entered into £2.000 billion in aggregate notional amount of these contracts. In the first quarter of 2019, we recognized immaterial gains due to changes in fair value of the contracts in Other, net, and we will continue to recognize changes in fair value in earnings until contract settlement.
Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

We implemented certain controls related to the adoption of FASB ASC Topic 842, Leases, effective January 1, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC Topic 842, there were no changes in our internal control over financial reporting in the three month period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
International net sales accounted for 44 percent of our global net sales in the first quarter of 2019, which includes sales from Emerging Markets accounting for approximately 12 percent. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in health care financing and payment systems and health care delivery systems, local product preferences and requirements, including preferences for local manufacturers; workforce instability, less intellectual property protection in certain countries than exists in the U.S. and, in certain foreign countries, longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
Our international operations are subject to established and developing legal and regulatory requirements for medical devices in each country in which our products are marketed and sold. Most foreign countries have medical device regulations. Further, most countries outside of the U.S. require product approvals be renewed or recertified on a regular basis in order to continue to be marketed and sold there. In addition, several countries that previously did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, existing regulations, including requiring local clinical data in addition to global clinical data. These factors have caused or may cause us to experience more uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, which could affect our ability to obtain approvals for our products in those jurisdictions and adversely impact our net sales, market share and operating profits from our international operations.
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

In a referendum on June 23, 2016, voters approved the exit of the United Kingdom (UK) from the European Union (EU). As it stands, the UK will depart the EU on October 31, 2019, based on recent extensions issued in April 2019, but the terms of its withdrawal and the nature of its future relationship with the EU are still being decided. Future exit of the UK from the EU will have numerous consequences in all areas of our business, including, economic, regulatory and operational, and the actual impact depends on the ultimate deal reached and is very difficult to assess at this time. Changes in industry regulations could have an effect on existing CE certificates being renewed and new certificates being issued which would impact the ability to trade; however, it is impossible to assess the full impact at this stage.

In December of 2017, EU leaders announced an agreement to begin the next phase of negotiations with talks on a transition period and discussion on the future UK-EU relationship, including trade and security, are underway and hoped to be finalized by the October 31, 2019 extended deadline. At this stage, the materiality to us of the Brexit risk factor remains unknown and unquantifiable. However, we have implemented a Brexit Response Team and have put in place mitigation procedures to reduce any significant operational risks that have been identified to date.

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
We purchase the majority of the materials and components used in manufacturing our products from third-party vendors. Certain of these materials and components are purchased from single sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement vendors for such materials or components in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors' manufacturing processes. A reduction or interruption in the supply of materials and components used in manufacturing our products, an inability to timely develop and validate alternative sources if required or a significant increase in the price of such materials or components could adversely affect our results of operations and financial condition.
In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

As previously disclosed, one of our contract sterilizers, Sterigenics U.S. LLC (Sterigenics), uses ethylene oxide to provide sterilization services for certain men’s health products within our Urology and Pelvic Health business. In October 2018, the DuPage County State's Attorney and Illinois Attorney General filed a lawsuit against Sterigenics over the emissions in connection with the use of ethylene oxide during sterilization at Sterigenics’ Willowbrook, Illinois plant. On February 15, 2019, the Illinois Environmental Protection Agency (EPA) took action to suspend operations at the Willowbrook facility. Effective March 28, 2019, the FDA granted Boston Scientific approval to sterilize men’s health products affected by the Sterigenics closure at an existing sterilization facility in our supply chain network. We are currently working with regulatory agencies for approvals outside the U.S.

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

4.2	3.450% Senior Note due 2024 (incorporated herein by reference to exhibit 4.2, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.3	3.750% Senior Note due 2026 (incorporated herein by reference to exhibit 4.3, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.4	4.000% Senior Note due 2029 (incorporated herein by reference to exhibit 4.4, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.5	4.550% Senior Note due 2039 (incorporated herein by reference to exhibit 4.5, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.6	4.700% Senior Note due 2049 (incorporated herein by reference to exhibit 4.6, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

10.1*	Form of Non-Qualified Stock Option Agreement under the 2011 Long Term Incentive Plan#

10.2*	Form of Global Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan#

10.3*	Form of 2019 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return)#

10.4*	Form of 2019 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow)#

10.5*	Form of Acquisition-Related Non-Qualified Stock Option Award Agreement under the 2011 Long-Term Incentive Plan#

10.6*	Form of Acquisition-Related Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan#

10.7*	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2011 Long-Term Incentive Plan#

10.8*	Form of Deferred Stock Unit Award Agreement for Non-Employee Directors under the 2011 Long-Term Incentive Plan#

10.9
Underwriting Agreement, dated February 21, 2019, as supplemented by the Terms Agreement, dated February 21, 2019, among Boston Scientific Corporation and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Inc. and Wells Fargo Securities, LLC, as representatives of the underwriters (incorporated herein by reference to Exhibit 1.1, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 29, 2019.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer