Form 10-Q
period 2019-06-30
BOSTON SCIENTIFIC CORP
filed 2019-07-30
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware					04-2695240
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

300 Boston Scientific Way	.	Marlborough	.	Massachusetts	01752-1234
(Address of Principal Executive Offices)					(Zip Code)
508 683-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	BSX	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 23, 2019 was 1,392,973,426.

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$2,631	$2,490	$5,124	$4,870
Cost of products sold	758	739	1,488	1,411
Gross profit	1,873	1,751	3,636	3,458

Operating expenses:
Selling, general and administrative expenses	968	886	1,837	1,746
Research and development expenses	280	275	559	536
Royalty expense	17	17	32	35
Amortization expense	161	147	321	288
Intangible asset impairment charges	37	34	105	35
Contingent consideration expense (benefit)	10	(4)	(18)	1
Restructuring charges (credits)	1	5	7	18
Litigation-related net charges (credits)	15	—	(133)	—
	1,489	1,359	2,711	2,659
Operating income (loss)	384	392	925	799

Other income (expense):
Interest expense	(89)	(57)	(198)	(119)
Other, net	(150)	12	(125)	(11)
Income (loss) before income taxes	145	347	602	670
Income tax expense (benefit)	(9)	(209)	24	(183)
Net income (loss)	$154	$555	$578	$853

Net income (loss) per common share — basic	$0.11	$0.40	$0.42	$0.62
Net income (loss) per common share — assuming dilution	$0.11	$0.40	$0.41	$0.61

Weighted-average shares outstanding
Basic	1,391.0	1,380.5	1,389.4	1,378.5
Assuming dilution	1,408.6	1,398.9	1,408.5	1,397.8

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$154	$555	$578	$853
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	(45)	7	(36)
Net change in derivative financial instruments	(9)	158	40	78
Net change in defined benefit pensions and other items	—	—	(1)	—
Total other comprehensive income (loss)	(9)	112	45	42
Total comprehensive income (loss)	$144	$668	$623	$895

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123	$146
Trade accounts receivable, net	1,712	1,608
Inventories	1,300	1,166
Prepaid income taxes	175	161
Other current assets	3,024	921
Total current assets	6,334	4,003
Property, plant and equipment, net	1,820	1,782
Goodwill	8,451	7,911
Other intangible assets, net	6,486	6,372
Other long-term assets	1,217	932
TOTAL ASSETS	$24,309	$20,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,949	$2,253
Accounts payable	524	349
Accrued expenses	1,932	2,246
Other current liabilities	445	412
Total current liabilities	4,850	5,260
Long-term debt	7,591	4,803
Deferred income taxes	416	328
Other long-term liabilities	2,027	1,882

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,639,098,930 shares as of June 30, 2019 and 1,632,148,030 shares as of December 31, 2018	16	16
Treasury stock, at cost - 247,566,270 shares as of June 30, 2019 and December 31, 2018	(1,717)	(1,717)
Additional paid-in capital	17,422	17,346
Accumulated deficit	(6,375)	(6,953)
Accumulated other comprehensive income (loss), net of tax	78	33
Total stockholders’ equity	9,425	8,726
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,309	$20,999

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value
Balance as of December 31, 2017	1,621,062,898	$16	$(1,717)	$17,161	$(8,390)	$(59)

Net income (loss)					298
Cumulative effect adjustments for ASC Update Adoptions(1)					(233)
Total other comprehensive income (loss)						(69)
Impact of stock-based compensation plans, net of tax	6,125,111			23
Balance as of March 31, 2018	1,627,188,009	$16	$(1,717)	$17,184	$(8,326)	$(128)

Net income (loss)					555
Total other comprehensive income (loss)						112
Impact of stock-based compensation plans, net of tax	1,688,243			47
Balance as of June 30, 2018	1,628,876,252	$16	$(1,717)	$17,231	$(7,770)	$(16)

Net income (loss)					432
Total other comprehensive income (loss)						40
Impact of stock-based compensation plans, net of tax	2,395,031			73
Balance as of September 30, 2018	1,631,271,283	$16	$(1,717)	$17,304	$(7,339)	$25

Net income (loss)					386
Total other comprehensive income (loss)						8
Impact of stock-based compensation plans, net of tax	876,747			42
Balance as of December 31, 2018	1,632,148,030	$16	$(1,717)	$17,346	$(6,953)	$33

Net income (loss)					424
Total other comprehensive income (loss)						54
Impact of stock-based compensation plans, net of tax	6,001,343			28
Balance as of March 31, 2019	1,638,149,373	$16	$(1,717)	$17,374	$(6,528)	$87

Net income (loss)					154
Total other comprehensive income (loss)						(9)
Impact of stock-based compensation plans, net of tax	949,557			48
Balance as of June 30, 2019	1,639,098,930	$16	$(1,717)	$17,422	$(6,375)	$78

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

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2019	2018
Cash provided by (used for) operating activities	$642	$(210)

Investing activities:
Purchases of property, plant and equipment	(154)	(134)
Proceeds from sale of property, plant and equipment	2	—
Payments for acquisitions of businesses, net of cash acquired	(763)	(418)
Payments for investments and acquisitions of certain technologies	(115)	(112)
Cash provided by (used for) investing activities	(1,030)	(664)

Financing activities:
Payment of contingent consideration amounts previously established in purchase accounting	(64)	(5)
Payments on short-term borrowings	(1,000)	—
Net increase (decrease) in commercial paper	675	472
Payments on borrowings from credit facilities	—	(569)
Proceeds from borrowings on credit facilities	—	569
Payments on long-term borrowings and debt extinguishment costs	(1,472)	(602)
Proceeds from long-term borrowings, net of debt issuance costs	4,243	989
Cash used to net share settle employee equity awards	(61)	(52)
Proceeds from issuances of shares of common stock	63	53
Cash provided by (used for) financing activities	2,383	856

Effect of foreign exchange rates on cash	—	(5)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,994	(23)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	829	1,017
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,823	$994

Supplemental Information
Stock-based compensation expense	$74	$68
Fair value of contingent consideration recorded in purchase accounting	131	140

	As of June 30,
Reconciliation to amounts within the unaudited condensed consolidated balance sheets:	2019	2018
Cash and cash equivalents	$123	$208
Restricted cash and restricted cash equivalents included in Other current assets	2,657	756
Restricted cash equivalents included in Other long-term assets	42	31
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,823	$994

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

As a result of adopting FASB ASC Topic 842 on January 1, 2019, we recognized right-of-use assets of $271 million and corresponding liabilities of $278 million for our existing operating lease portfolio on our unaudited condensed consolidated balance sheet. Operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our unaudited condensed consolidated balance sheets. Finance leases are immaterial to our unaudited condensed consolidated financial statements. Refer to Note E – Borrowings and Credit Arrangements for additional information. There was no material impact to our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. Please refer to Note G – Leases for information regarding our lease portfolio as of June 30, 2019 as accounted for under FASB ASC Topic 842.

To meet the reporting and disclosure requirements of FASB ASC Topic 842, we implemented a new lease administration and lease accounting system in 2018 that tracks all of our material leasing arrangements. In addition, we designed and implemented new processes and internal controls during the first quarter of 2019 to ensure the completeness and accuracy of the transition adjustment and subsequent financial reporting under FASB ASC Topic 842. We also established monitoring controls to ensure we have appropriate mechanisms in place to identify material leases in a timely manner, particularly contracts that may contain embedded lease features.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our unaudited condensed consolidated financial statements include the operating results for acquired entities from the respective date of acquisition. We have not presented pro forma financial information for acquisitions given their results are not material to our unaudited condensed consolidated financial statements. Transaction costs associated with these acquisitions were expensed as incurred and are not material for the second quarter and first six months of 2019 and 2018.

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

On January 24, 2019, Bidco made such offer on the terms and subject to the conditions of the scheme document published on the same date. On February 28, 2019, a majority in number of BTG shareholders approved the scheme document published on January 24, 2019 (Scheme).

On February 14, 2019, both the Company and BTG received a request for additional information and documentary material from the United States Federal Trade Commission in connection with the proposed BTG Acquisition. The request for additional information related to our drug-eluting and bland embolic microsphere portfolio.

On July 2, 2019, BTG and Boston Scientific issued an announcement disclosing that we signed an agreement for the sale of our existing drug-eluting and bland embolic microsphere portfolio to Varian Medical Systems, Inc. The sale is subject to the satisfaction or waiver of customary closing conditions, including consummation of the proposed BTG Acquisition, and is expected to close immediately after completion of the proposed BTG Acquisition.

Under the terms of the proposed BTG Acquisition, BTG shareholders will receive 840 pence in cash for each BTG share, which values the existing issued and to be issued ordinary share capital of BTG at approximately £3.311 billion (or approximately $4.204 billion based on the exchange rate of U.S. $1.27: £1.00 as of June 28, 2019). We intend to implement the proposed BTG Acquisition by way of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended. Subject to the satisfaction or waiver of all relevant conditions, we expect the proposed BTG Acquisition to be effective in August 2019.

2019 Acquisitions

Vertiflex, Inc.

On June 11, 2019, we announced the closing of our acquisition of Vertiflex, Inc. (Vertiflex), a privately-held company which has developed and commercialized the Superion™ Indirect Decompression System, a minimally-invasive device used to improve physical function and reduce pain in patients with lumbar spinal stenosis (LSS). The transaction price consists of an upfront cash payment of $465 million and contingent payments that are based on a percentage of Vertiflex sales growth in the first three years following the acquisition close. We estimate the sales-based contingent payments to be in a range of zero to $100 million; however, the payments are uncapped over the three year term. Vertiflex is part of our Neuromodulation business.

Millipede, Inc.

On January 29, 2019, we announced the closing of our acquisition of Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. We have been an investor in Millipede since the first quarter of 2018 as part of an investment and acquisition option agreement, whereby we purchased a portion of the outstanding shares of Millipede, along with newly issued shares of the company, for an upfront cash payment of $90 million. In the fourth quarter of 2018, upon the recent successful completion of a first-in-human clinical study, we exercised our option to acquire the remaining shares of Millipede. We held an interest of approximately 20 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. The transaction price for the remaining stake consists of an upfront cash payment of $325 million and up to an additional $125 million payment upon achievement of a commercial milestone. Millipede is part of our Interventional Cardiology business.

Purchase Price Allocation

We accounted for our 2019 acquisitions as business combinations, and in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The aggregate preliminary purchase prices were comprised of the following components:

(in millions)
Payment for acquisition, net of cash acquired	$763
Fair value of contingent consideration	131
Fair value of prior interest	103
$997

The following summarizes the aggregate preliminary purchase price allocations for our 2019 acquisitions as of June 30, 2019:

(in millions)
Goodwill	$540
Amortizable intangible assets	217
Indefinite-lived intangible assets	295
Other assets acquired	24
Liabilities assumed	(12)
Net deferred tax liabilities	(68)
$997

We allocated a portion of the aggregate preliminary purchase prices to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$207	12	15%
Other intangible assets	10	12	15%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	295	N/A	20%
	$512

2018 Acquisitions

We did not record any material purchase price adjustments to the preliminary or final purchase price allocations of the 2018 acquisitions in the first six months of 2019.

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

In addition, we completed other individually immaterial acquisitions in the first six months of 2018 for total consideration of $50 million in cash at closing plus aggregate contingent consideration of up to $10 million.

Purchase Price Allocation

We accounted for our 2018 acquisitions as business combinations, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate purchase prices are as follows:

(in millions)
Payments for acquisitions, net of cash acquired	$419
Fair value of contingent consideration	140
Fair value of prior interests	82
$641

The following summarizes the aggregate purchase price allocations for our 2018 acquisitions as of June 30, 2019:

(in millions)
Goodwill	$272
Amortizable intangible assets	418
Other assets acquired	11
Liabilities assumed	(5)
Net deferred tax liabilities	(55)
$641

We allocated a portion of the aggregate purchase prices to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)			Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$411	10	-	13	17%	-	23%
Other intangible assets	7	6	-	13	13%	-	15%
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

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies and has been allocated to our reportable segments based on the relative expected benefit. Based on preliminary estimates updated for applicable regulatory changes, the goodwill recorded relating to our 2019 and 2018 acquisitions is not deductible for tax purposes.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2018	$347
Amount recorded related to current year acquisition	131
Contingent consideration expense (benefit)	(18)
Contingent consideration payments	(67)
Balance as of June 30, 2019	$394

As of June 30, 2019, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was approximately $959 million, which includes our estimate of maximum contingent payments of $100 million associated with the Vertiflex acquisition described above.

The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2019	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
R&D, Regulatory and Commercialization-based Milestones	$232 million	Discounted Cash Flow	Discount Rate	3%			3%
			Probability of Payment	17%	-	90%	82%
			Projected Year of Payment	2019	-	2027	2021
Revenue-based Payments	$162 million	Discounted Cash Flow	Discount Rate	11%	-	15%	13%
			Probability of Payment	60%	-	100%	99%
			Projected Year of Payment	2019	-	2026	2021

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to some of our research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2019.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following categories:

	As of
(in millions)	June 30, 2019	December 31, 2018
Equity method investments	$243	$303
Measurement alternative investments (1)	169	94
Publicly-held equity securities (2)	1	—
Notes receivable	3	26
	$415	$424

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

As of June 30, 2019, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by approximately $278 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of June 30, 2019		As of December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$10,291	$(5,425)	$10,197	$(5,266)
Patents	521	(401)	520	(393)
Other intangible assets	1,683	(1,018)	1,666	(958)
	$12,495	$(6,844)	$12,383	$(6,617)
Indefinite-lived intangible assets
Goodwill	$18,351	$(9,900)	$17,811	$(9,900)
IPR&D	715	—	486	—
Technology-related	120	—	120	—
	$19,187	$(9,900)	$18,417	$(9,900)

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Total
Balance as of December 31, 2018	$2,063	$1,924	$3,925	$7,911
Impact of foreign currency fluctuations and other changes in carrying amount	(1)	—	2	1
Goodwill acquired	—	271	270	540
Balance as of June 30, 2019	$2,061	$2,194	$4,196	$8,451

Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

We did not have any goodwill impairments in the second quarter and first six months of 2019 or 2018.

We test our goodwill balances in the second quarter of each year for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2019, we performed our annual goodwill impairment test for all of our reporting units and concluded that the fair value of each reporting unit exceeded its carrying value.

In performing the goodwill impairment assessment, we utilized both the optional qualitative assessment and the quantitative approach prescribed under FASB ASC Topic 350, Intangibles - Goodwill and Other. In 2019, we performed a qualitative assessment for our Urology and Pelvic Health, Neuromodulation and Endoscopy reporting units since their fair values have exceeded carrying value by greater than 100 percent. The remaining reporting units were quantitatively tested for impairment. For the reporting units subject to a qualitative assessment, if it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the quantitative approach of the goodwill impairment test is necessary. In 2019, for all reporting units tested using the qualitative assessment, we concluded that it was unnecessary to perform the quantitative impairment test. For all reporting units tested using the quantitative approach, we concluded that the fair value of each reporting unit exceeded its carrying value.

Intangible asset impairment charges were $37 million in the second quarter of 2019 and $105 million in the first six months of 2019 and were primarily associated with amortizable technology-related intangible assets. Intangible asset impairment charges were $34 million in the second quarter and $35 million in the first six months of 2018 and were primarily associated with amortizable technology-related intangible assets.

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

Refer to Critical Accounting Policies and Estimates within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

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

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in British pound sterling, Euro, Japanese yen and Chinese renminbi. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Derivative Designations and Hedging Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging, and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) on our unaudited condensed consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within the Cost of products sold caption of our unaudited condensed consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within Accumulated other comprehensive income (loss), net of tax (AOCI) to earnings at that time.

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

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the proposed BTG Acquisition. As of June 30, 2019, we had £3.311 billion in aggregate notional amount outstanding of forward and deal-contingent forward currency contracts to hedge the full purchase price of the proposed BTG Acquisition. As of December 31, 2018, we had entered into £2.000 billion in aggregate notional amount of these contracts. We recognized a $151 million loss in the second quarter of 2019 and a $116 million loss in the first six months of 2019 in Other, net due to changes in fair value of the contracts, which are recognized in earnings until contract settlement.

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

Derivative Designations and Hedging Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of June 30, 2019 and $1.000 billion outstanding as of December 31, 2018, which were intended to manage our earnings and cash flow exposure to changes in the benchmark interest rate in connection with the forecasted issuance of fixed-rate debt. For outstanding designated cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs, at which time we recognize the gain or loss within Interest expense over the same period that the hedged items affect earnings, so long as the hedge relationship remains effective. If we determine the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

During the fourth quarter of 2018, we entered into interest rate derivative contracts designated as cash flow hedges having a notional amount of $1.000 billion to hedge interest rate risk. In the first quarter of 2019, we terminated these instruments in connection with our senior notes issuance in the same period as discussed in Note E – Borrowings and Credit Arrangements. We recognized an immaterial loss within OCI in the first six months of 2019 and are reclassifying the amortization of the loss from AOCI into earnings as a component of Interest expense over the same period that the hedged item affects earnings, so long as the hedge relationship remains effective. We are also continuing to reclassify in a similar manner the amortization of the gains or losses of our other previously terminated interest rate derivative instruments that were designated as cash flow hedges. The balance of the deferred loss on our terminated cash flow hedges within AOCI was immaterial as of June 30, 2019 and December 31, 2018. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of June 30, 2019 and December 31, 2018. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within the Long-term debt caption on our unaudited condensed consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of June 30, 2019 and December 31, 2018. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2019	December 31, 2018
Forward currency contracts	Cash flow hedge	$4,269	$3,962
Forward currency contracts	Net investment hedge	1,928	1,483
Forward currency contracts	Non-designated	7,921	5,880
Interest rate derivative contracts	Cash flow hedge	—	1,000
Total Notional Outstanding		$14,118	$12,326

The remaining time to maturity as of June 30, 2019 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Derivative			Unaudited Condensed Consolidated Statements of Operations (1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Total Amount of Line Item Presented	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2019
Forward currency contracts
Cash flow hedges	$2	$(1)	$2	Cost of products sold	$758	$(16)	$4	$(12)
Net investment hedges (2)	(5)	1	(4)	Interest expense	89	(10)	2	(8)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	89	1	—	1
Three Months Ended June 30, 2018
Forward currency contracts
Cash flow hedges	$194	$(44)	$151	Cost of products sold	$739	$10	$(2)	$7
Net investment hedges (2)	21	(5)	16	Interest expense	57	(7)	2	(5)
Six Months Ended June 30, 2019
Forward currency contracts
Cash flow hedges	$75	$(17)	$58	Cost of products sold	$1,488	$(25)	$6	$(19)
Net investment hedges (2)	28	(6)	22	Interest expense	198	(21)	5	(16)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	198	2	—	1
Six Months Ended June 30, 2018
Forward currency contracts
Cash flow hedges	$77	$(17)	$59	Cost of products sold	$1,411	$25	$(6)	$19
Net investment hedges (2)	21	(5)	16	Interest expense	119	(7)	2	(5)

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

As of June 30, 2019, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Derivative Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$70
Forward currency contracts	Net investment hedge	Interest expense	48
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2019	2018	2019	2018
Net gain (loss) on currency hedge contracts (1)	Other, net	$(152)	$32	$(130)	$8
Net gain (loss) on currency transaction exposures	Other, net	(4)	(33)	2	(17)
Net currency exchange gain (loss)		$(156)	$(1)	$(127)	$(9)

(1)
Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the proposed BTG Acquisition. We recognized a $151 million loss in the second quarter of 2019 and a $116 million loss in the first six months of 2019 in Net gain (loss) on currency hedge contracts due to changes in fair value of the contracts, which are recognized in earnings until contract settlement.

Fair Value Measurements

FASB ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures and considering the estimated amount we would receive or pay to transfer these instruments at the reporting date given the applicable current currency exchange rates, interest rates, the creditworthiness of the counterparty for unrealized gain positions and our own creditworthiness for unrealized loss positions. In certain instances, we may utilize financial models to measure fair value of our derivative instruments. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The following are the balances of our derivative assets and liabilities:

	Location on Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		June 30, 2019	December 31, 2018
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$65	$55
Forward currency contracts	Other long-term assets	253	183
		318	237
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	30	67
Total Derivative Assets		$348	$304

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$3	$2
Forward currency contracts	Other long-term liabilities	9	3
Interest rate contracts	Other current liabilities	—	44
		11	49
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	116	31
Total Derivative Liabilities		$128	$80

(1)	We classify derivative assets and liabilities as current when the settlement date of the derivative contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2019				December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$25	$—	$—	$25	$13	$—	$—	$13
Publicly-held equity securities	1	—	—	1	—	—	—	—
Derivative instruments	—	348	—	348	—	304	—	304
	$25	$348	$—	$374	$14	$304	$—	$318
Liabilities
Derivative instruments	$—	$128	$—	$128	$—	$80	$—	$80
Contingent consideration	—	—	394	394	—	—	347	347
	$—	$128	$394	$522	$—	$80	$347	$427

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $25 million invested in money market and government funds as of June 30, 2019, we had $97 million in interest bearing and non-interest-bearing bank accounts. In addition to $13 million invested in money market and government funds as of December 31, 2018, we had $133 million in interest bearing and non-interest-bearing bank accounts.

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

The fair value of our outstanding debt obligations was $10.421 billion as of June 30, 2019 and $7.239 billion as of December 31, 2018. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, amortized cost for commercial paper and face value for term loans and credit facility borrowings outstanding. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $9.541 billion as of June 30, 2019 and $7.056 billion as of December 31, 2018. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			June 30, 2019	December 31, 2018
January 2020 Notes	December 2009	January 2020	$—	$850	6.000%
May 2020 Notes	May 2015	May 2020	—	600	2.850%
May 2022 Notes	May 2015	May 2022	500	500	3.375%
October 2023 Notes	August 2013	October 2023	450	450	4.125%
March 2024 Notes	February 2019	March 2024	850	—	3.450%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2026 Notes	February 2019	March 2026	850	—	3.750%
March 2028 Notes	February 2018	March 2028	1,000	1,000	4.000%
March 2029 Notes	February 2019	March 2029	850	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	—	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	—	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2049	(80)	(29)
Unamortized Gain on Fair Value Hedges		2020 - 2023	15	26
Finance Lease Obligation (1)		Various	6	6
Long-term debt			$7,591	$4,803
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

(1)
Effective January 1, 2019, we adopted FASB ASC Topic 842, which requires that we recognize finance lease obligations in our unaudited condensed consolidated balance sheet. As of December 31, 2018, these leases were referred to as capital lease obligations in accordance with FASB ASC Topic 840. Please refer to Note A – Basis of Presentation for additional information.

Revolving Credit Facility

As of June 30, 2019 and December 31, 2018, we maintained a $2.750 billion revolving credit facility (2018 Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options subject to certain conditions. This facility provides backing for the commercial paper program. The 2018 Credit Agreement for the 2018 Facility requires that we comply with certain covenants, including financial covenants as described within Debt Covenants below. There were no amounts outstanding under our revolving credit facility as of June 30, 2019 and December 31, 2018.

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

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the proposed BTG Acquisition (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the proposed BTG Acquisition (Three-Year Delayed Draw Term Loan). Borrowings are available in U.S. dollars and bear interest at LIBOR or a base rate, in each case plus an applicable margin based on our public debt ratings. We are required to pay customary ticking fees on the average daily unused commitments based on our public debt ratings. The facilities contain customary representations and covenants, as described within Debt Covenants below. The facilities contain customary events of default, which may result in the acceleration of any outstanding commitments, and also contain customary U.K. certain funds provisions. Any proceeds from the facilities will be available to finance the proposed BTG Acquisition and pay related transaction costs, as defined by the facilities. As of June 30, 2019 and December 31, 2018, we had no amounts borrowed under the Two-Year Delayed Draw Term Loan or the Three-Year Delayed Draw Term Loan. If the proposed BTG Acquisition has not closed by August 20, 2019, the commitment from the lenders as part of the $2.000 billion senior unsecured delayed-draw term loan facility would terminate unless an amendment is secured extending this date. While we expect to be able to secure an amendment, if required, our ability to secure such amendment is not certain.

Debt Covenants

As of and through June 30, 2019, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note E – Borrowings and Credit Arrangements to our consolidated financial statements in our most recent Annual Report on Form 10-K.

All existing credit arrangements described above require that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of June 30, 2019	as of June 30, 2019
Maximum leverage ratio (1)	3.75 times	2.72 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreements, for the preceding four consecutive fiscal quarters.

Our covenants require that we maintain a maximum leverage ratio of 3.75 times, provided, however, that for the two consecutive fiscal quarters ended immediately following the consummation of a Qualified Acquisition, as defined by each agreement, the maximum leverage ratio shall be 4.75 times, and then subject to a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and then back to 3.75 times for each fiscal quarter end thereafter. Our covenants provide for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2019, we had $328 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of June 30, 2019, we had $1.311 billion of the litigation exclusion remaining. Our covenants also provide for an exclusion of any debt incurred to prefund a Qualified Acquisition, as defined by each agreement, until the earlier of the acquisition close date or date of abandonment, termination or expiration of the acquisition agreement. As of June 30, 2019, we excluded $2.298 billion of debt incurred from our leverage ratio calculation in connection with the proposed BTG Acquisition.

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
Commercial Paper

	As of
(in millions, except maturity and yield)	June 30, 2019	December 31, 2018
Commercial paper outstanding	$1,946	$1,248
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	804	1,502
Weighted average maturity	60 days	27 days
Weighted average yield	2.90%	3.04%

Senior Notes

We had senior notes outstanding of $7.650 billion as of June 30, 2019 and $4.800 billion as of December 31, 2018.

In February 2019, we completed an offering of $4.300 billion in aggregate principal amount of senior notes comprised of $850 million of 3.450% senior notes due March 2024, $850 million of 3.750% senior notes due March 2026, $850 million of 4.000% senior notes due March 2029, $750 million of 4.550% senior notes due March 2039 and $1.000 billion of 4.700% senior notes due March 2049. We used a portion of the net proceeds from the offering to repay the $850 million plus accrued interest and premium of our 6.000% senior notes due in January 2020, the $600 million plus accrued interest and premium of our 2.850% senior notes due in May 2020 and the $1.000 billion plus accrued interest of our August 2019 Term Loan. As of June 30, 2019, the remaining proceeds were intended to be used to finance a portion of the proposed BTG Acquisition and included in our restricted cash in Other current assets until the closing date of the proposed BTG Acquisition. As of June 30, 2019, the balance of our restricted cash in Other current assets relating to the proposed BTG Acquisition was $2.298 billion.

In the event that the proposed BTG Acquisition, in accordance with its terms, has not become effective on or prior to August 20, 2019 or such later date as may otherwise be agreed upon by the parties (Long Stop Date) or if, prior to becoming effective, the proposed BTG Acquisition lapses, is withdrawn or terminates, then we will be required to redeem all outstanding March 2024 Notes and March 2026 Notes on the special mandatory redemption date at a special mandatory redemption price equal to 101 percent of the principal amount, plus any accrued and unpaid interest. The special mandatory redemption date is defined as 30 days, or first business day thereafter, following the earlier of the Long Stop Date or the lapse, withdrawal or termination of the proposed BTG Acquisition in accordance with its terms.

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

Factoring Arrangements	As of June 30, 2019		As of December 31, 2018
	Amount De-recognized	Average Interest Rate	Amount De-recognized	Average Interest Rate
Euro denominated	$180	1.9%	$165	2.7%
Yen denominated	194	0.6%	195	0.9%

Refer to Note E – Borrowing and Credit Arrangements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$123	$146
Restricted cash and restricted cash equivalents in Other current assets:
Restricted cash related to the proposed BTG Acquisition (1)	2,298	—
Other restricted cash and restricted cash equivalents	360	655
	2,657	655
Restricted cash equivalents in Other long-term assets	42	27
	$2,823	$829

(1)	Refer to Note B – Acquisitions and Strategic Investments and Note E – Borrowings and Credit Arrangements for additional information regarding the proposed BTG Acquisition.

Trade accounts receivable, net

	As of
(in millions)	June 30, 2019	December 31, 2018
Accounts receivable	$1,785	$1,676
Allowance for doubtful accounts	(73)	(68)
	$1,712	$1,608

The following is a rollforward of our allowance for doubtful accounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$72	$67	$68	$68
Net charges to expenses	4	4	11	8
Utilization of allowances	(4)	(8)	(6)	(14)
Ending balance	$73	$63	$73	$63

Inventories

	As of
(in millions)	June 30, 2019	December 31, 2018
Finished goods	$819	$760
Work-in-process	113	100
Raw materials	367	306
	$1,300	$1,166

Property, plant and equipment, net

	As of
(in millions)	June 30, 2019	December 31, 2018
Land	$97	$97
Buildings and improvements	1,119	1,100
Equipment, furniture and fixtures	3,312	3,224
Capital in progress	332	319
	4,861	4,740
Less: accumulated depreciation	3,040	2,958
	$1,820	$1,782

Depreciation expense was $73 million for the second quarter of 2019, $70 million for the second quarter of 2018, $142 million for the first six months of 2019 and $137 million for the first six months of 2018.

Accrued expenses

	As of
(in millions)	June 30, 2019	December 31, 2018
Legal reserves	$470	$712
Payroll and related liabilities	582	630
Rebates	235	229
Contingent consideration	101	138
Other	543	538
	$1,932	$2,246

Other long-term liabilities

	As of
(in millions)	June 30, 2019	December 31, 2018
Income taxes	$684	$739
Legal reserves	134	217
Contingent consideration	293	209
Other	916	717
	$2,027	$1,882

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

We determine whether an arrangement is or contains a lease based on the unique facts and circumstances present at the inception of the arrangement. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable.

As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The following table presents supplemental balance sheet information related to our operating leases:

(in millions)	As of June 30, 2019
Assets
Operating lease right-of-use assets in Other long-term assets	$252
Liabilities
Operating lease liabilities in Other current liabilities	$56
Operating lease liabilities in Other long-term liabilities	$205

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

As of June 30, 2019
Weighted average remaining lease term	5.33 years
Weighted average discount rate	3.62%

Our operating lease cost was $18 million in the second quarter of 2019 and $36 million for the first six months of 2019.

The following table presents supplemental cash flow information related to our operating leases:

(in millions)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$35

Right-of-use assets obtained in exchange for operating lease obligations were immaterial for the first six months of 2019.

The following table presents the maturities of our operating lease liabilities as of June 30, 2019:

Fiscal year	Operating Leases (in millions)
2019 (excluding the first six months of 2019)	$37
2020	64
2021	52
2022	41
2023	31
Thereafter	65
Total future minimum operating lease payments	289
Less: imputed interest	28
Present value of operating lease liabilities	$261

As of June 30, 2019, we have additional leases for office space and R&D space, that have not yet commenced, of approximately $63 million. These leases will commence during the second half of 2019 and 2020, with lease terms of 5 months to 15 years.

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective tax rate from continuing operations	(5.9)%	(60.3)%	4.0%	(27.3)%

The change in our reported tax rates for the second quarter and first six months of 2019, as compared to the same periods in 2018, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items as well as certain discrete tax items primarily related to share-based payments and the 2018 settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years.

As of June 30, 2019, we had $413 million of gross unrecognized tax benefits, of which a net $316 million, if recognized, would affect our effective tax rate. As of December 31, 2018, we had $427 million of gross unrecognized tax benefits, of which a net $332 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to concluding settlements with tax authorities.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to approximately $99 million.

NOTE I – COMMITMENTS AND CONTINGENCIES

The medical device market in which we primarily participate is largely technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Over the years, there has been litigation initiated against us by others, including our competitors, claiming that our current or former product offerings infringe patents owned or licensed by them. Intellectual property litigation is inherently complex and unpredictable. In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These dynamics frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. Although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

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

Our accrual for legal matters that are probable and estimable was $604 million as of June 30, 2019 and $929 million as of December 31, 2018 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was mainly due to settlement payments associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in other restricted cash and restricted cash equivalents balance of $360 million as of June 30, 2019 and $655 million as of December 31, 2018. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We recorded litigation-related net charges of $15 million in the second quarter of 2019 and litigation-related net credits of $133 million in the first six months of 2019. In the first quarter of 2019, we recorded $148 million of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation in January 2019 to Litigation-related net charges (credits) on our unaudited condensed consolidated financial statements. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses on our unaudited condensed consolidated statements of operations. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2019 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On April 30, 2019, Tissue Anchor Innovations filed a complaint for patent infringement in the United States District Court Central District of California against Fountain Valley Regional Hospital and Medical Center, Los Alamitos Medical Center and us. The complaint alleges that the Solyx™ Sling System infringes US Patent 6,506,190.

Product Liability Litigation

As of July 23, 2019, approximately 53,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. The pending cases are in various federal and state courts in the U.S. and include eight putative class actions. There were also fewer than 25 cases in Canada, inclusive of one certified and three putative class actions and fewer than 25 claims in the United Kingdom. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. As of July 23, 2019, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,000 cases and claims, approximately 42,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

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

Governmental Investigations and Qui Tam Matters

On August 3, 2012, we were served with a qui tam complaint that had previously been filed under seal against Boston Scientific Neuromodulation Corporation in the U.S. District Court for the District of New Jersey on March 2, 2011. On August 8, 2012, we learned that the federal government had previously declined to intervene in this matter. The relators’ complaint, now unsealed, alleges that Boston Scientific Neuromodulation Corporation violated the federal and various states' false claims acts through submission of fraudulent bills for implanted devices, under-reporting of certain adverse events and promotion of off-label uses. On September 10, 2012, the relators filed an amended complaint revising and restating certain of the claims in the original complaint. Our motion to dismiss, filed subsequently, was denied on May 31, 2013 and on June 28, 2013, we answered the amended complaint and brought certain counterclaims arising from relators’ unauthorized removal of documents from the business during their employments, which the relators moved to dismiss on July 22, 2013. The Court denied relators’ motion to dismiss the counterclaims on September 4, 2014. Following the completion of fact and expert discovery, we filed a motion for summary judgment against all claims on January 27, 2017, relators filed their own motion for summary judgment against our counterclaims that same date and the parties await the Court’s rulings on the motions. On December 15, 2017, the Court denied both motions for summary judgment. The parties reached a settlement on May 2, 2019, and the Court subsequently ordered the case dismissed, except for any claim by relators to recover attorneys’ fees.

Other Proceedings

On November 1, 2017 we entered into a definitive agreement with Channel Medsystems, Inc. (Channel) where we could have been obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire Channel. The agreement contained a provision allowing Channel to sell the remaining equity interests of the company to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests. We sent a notice of termination of that agreement to Channel in the second quarter of 2018. On September 12, 2018, Channel filed a complaint in Delaware Chancery Court against us for alleged breach of the agreement. Channel alleges that we breached the agreement by terminating it. We have answered the complaint, denied the claims by Channel and have counterclaimed to recover part of our investment in Channel, alleging fraud in the inducement. On April 2, 2019, Channel announced its receipt of FDA approval of the Cerene™ Cryotherapy Device. Trial testimony was taken in April 2019, and post-trial proceedings are concluding.

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

•
On December 22, 2016, Edwards Lifesciences PVT, Inc. and Edwards Lifesciences SA (AG) filed a plenary summons against Boston Scientific Limited and Boston Scientific Group Public Company in the High Court of Ireland alleging that a European patent (Spenser) owned by Edwards is infringed by our Lotus™ Valve System. On April 13, 2018, the ‘550 patent was revoked by the European Patent Office.

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

On or about January 12, 2016, Teresa L. Stevens filed a claim against us and three other defendants asserting, for herself and on behalf of a putative class of similarly situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the U.S. District Court for the Southern District of West Virginia, before the same Court that is hearing the mesh MDL. The complaint, which alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, fraud, misrepresentation, deceptive trade practices and unjust enrichment, seeks both equitable relief and damages under state and federal law. On January 26, 2016, the Court issued an order staying the case and directing the plaintiff to submit information to allow the FDA to issue a determination with respect to her allegations. In addition, we were in contact with the U.S. Attorney’s Office for the Southern District of West Virginia and responded voluntarily to their requests in connection with that office’s review of the allegations concerning the use of mesh resin in the complaint. We reached a settlement on this matter and this case was dismissed on May 13, 2019.

On February 27, 2017, Carolyn Turner filed a complaint against us and five other defendants asserting for herself and on behalf of a putative class of similarly situated women, that she was harmed by a vaginal mesh implant that she alleges contained a counterfeit or adulterated resin product that we imported from China. The complaint was filed in the U.S. District Court for the Middle District of Florida, Orlando Division and alleges violations of the RICO, negligence, strict liability, breach of an express or implied warranty, intentional and negligent misrepresentation, fraud and unjust enrichment. Ms. Turner served this complaint against us on April 7, 2017. As of April 27, 2017, this case was stayed, pending resolution of the transfer petition to the mesh multidistrict litigation. We reached a settlement on this matter and this case was dismissed on February 25, 2019.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Weighted average shares outstanding - basic	1,391.0	1,380.5	1,389.4	1,378.5
Net effect of common stock equivalents	17.6	18.3	19.1	19.3
Weighted average shares outstanding - assuming dilution	1,408.6	1,398.9	1,408.5	1,397.8

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

We issued approximately one million shares of our common stock in the second quarter of 2019, approximately two million shares of our common stock in the second quarter of 2018, approximately seven million shares of our common stock in the first six months of 2019 and approximately eight million shares of our common stock in the first six months of 2018, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first six months of 2019 or 2018.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2019	2018	2019	2018
MedSurg	$818	$751	$1,584	$1,462
Rhythm and Neuro	786	775	1,543	1,512
Cardiovascular	1,026	965	1,998	1,898
	$2,631	$2,490	$5,124	$4,870

	Three Months Ended June 30,		Six Months Ended June 30,
Income (loss) before income taxes	2019	2018	2019	2018
MedSurg	$295	$273	$551	$532
Rhythm and Neuro	167	160	322	313
Cardiovascular	301	300	577	590
Operating income of reportable segments	763	734	1,449	1,436
Corporate expenses, including hedging activities	(91)	(100)	(140)	(200)
Intangible asset impairment charges, acquisition-related, restructuring- and restructuring-related and litigation-related net (charges) credits	(127)	(95)	(64)	(149)
Amortization expense	(161)	(147)	(321)	(288)
Operating income (loss)	384	392	925	799
Other expense, net	(239)	(45)	(323)	(129)
Income (loss) before income taxes	$145	$347	$602	$670

Reportable segment operating income as a percentage of reportable segment net sales	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
MedSurg	36.1%	36.4%	34.8%	36.4%
Rhythm and Neuro	21.2%	20.6%	20.9%	20.7%
Cardiovascular	29.3%	31.1%	28.9%	31.1%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Businesses	2019	2018	2019	2018
Endoscopy
U.S.	$270	$245	$523	$477
International	200	197	387	384
Worldwide	470	442	910	861

Urology and Pelvic Health
U.S.	248	213	479	409
International	100	96	195	192
Worldwide	348	308	674	601

Cardiac Rhythm Management
U.S.	288	290	576	580
International	210	204	413	407
Worldwide	498	494	989	987

Electrophysiology
U.S.	39	39	75	74
International	46	40	89	79
Worldwide	84	79	164	154

Neuromodulation
U.S.	160	160	304	291
International	44	42	86	79
Worldwide	204	202	390	371

Interventional Cardiology
U.S.	318	296	614	577
International	388	366	753	730
Worldwide	706	662	1,367	1,307

Peripheral Interventions
U.S.	155	152	311	297
International	165	152	320	294
Worldwide	320	304	631	591

Total Company
U.S.	1,478	1,394	2,881	2,704
International	1,153	1,096	2,243	2,166
Net Sales	$2,631	$2,490	$5,124	$4,870

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2019	2018	2019	2018
U.S.	$1,478	$1,394	$2,881	$2,704
EMEA (Europe, Middle East and Africa)	571	558	1,132	1,121
APAC (Asia-Pacific)	481	442	918	857
Latin America and Canada	101	96	192	188
	$2,631	$2,490	$5,124	$4,870

Emerging Markets†	$318	$283	$614	$545

†We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets; effective January 1, 2019, we updated our list of Emerging Market countries. Our current list is comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. We have revised prior year amounts to the current year’s presentation. The revision had an immaterial impact on prior year Emerging Markets sales.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $368 million as of June 30, 2019 and $373 million as of December 31, 2018. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $36 million in the second quarter of 2019 and $72 million in the first six months of 2019 that was included in the above December 31, 2018 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2019	$(46)	$160	$—	$(26)	$87
Other comprehensive income (loss) before reclassifications	8	2	—	—	10
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(11)	—	—	(19)
Total other comprehensive income (loss)	—	(9)	—	—	(9)
Balance as of June 30, 2019	$(46)	$150	$—	$(26)	$78

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2018	$(22)	$(79)	$—	$(27)	$(128)
Other comprehensive income (loss) before reclassifications	(40)	151	—	—	111
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	7	—	—	2
Total other comprehensive income (loss)	(45)	158	—	—	112
Balance as of June 30, 2018	$(68)	$79	$—	$(27)	$(16)

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2018	$(53)	$111	$—	$(25)	$33
Other comprehensive income (loss) before reclassifications	22	58	—	(1)	79
(Income) loss amounts reclassified from accumulated other comprehensive income	(16)	(18)	—	—	(34)
Total other comprehensive income (loss)	7	40	—	(1)	45
Balance as of June 30, 2019	$(46)	$150	$—	$(26)	$78

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2017	$(32)	$1	$(1)	$(27)	$(59)
Other comprehensive income (loss) before reclassifications	(31)	59	—	—	28
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	19	1	—	15
Total other comprehensive income (loss)	(36)	78	—	—	42
Balance as of June 30, 2018	$(68)	$79	$—	$(27)	$(16)

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

The Net change in defined benefit pensions and other items before reclassifications and reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the second quarter and first six months of 2019 and 2018.

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

No other new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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

Financial Summary

Three Months Ended June 30, 2019

Our net sales for the second quarter of 2019 were $2.631 billion, as compared to $2.490 billion for the second quarter of 2018. This increase of $141 million, or 5.6 percent, included operational net sales growth of 8.0 percent and the negative impact of 240 basis points from foreign currency fluctuations.1 Operational net sales included approximately $41 million in the second quarter of 2019 due to the acquisitions of NxThera, Inc. (NxThera) in the second quarter of 2018, Claret Medical, Inc. (Claret) in the third quarter of 2018, Augmenix, Inc. (Augmenix) in the fourth quarter of 2018 and Vertiflex, Inc. (Vertiflex) in the second quarter of 2019, each with no prior period related net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the second quarter of 2019 was $154 million, or $0.11 per diluted share. Our reported results for the second quarter of 2019 included certain charges and/or credits totaling $396 million (after-tax), or $0.28 per diluted share. Excluding these items, adjusted net income for the second quarter of 2019 was $550 million, or $0.39 per diluted share.1

Our reported net income for the second quarter of 2018 was $555 million, or $0.40 per diluted share. Our reported results for the second quarter of 2018 included certain charges and/or credits totaling $13 million (after-tax), or $0.01 per diluted share. Excluding these items, adjusted net income for the second quarter of 2018 was $568 million, or $0.41 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of each reconciling item:

	Three Months Ended June 30, 2019
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$154	$0.11
Non-GAAP adjustments:
Amortization expense	144	0.10
Intangible asset impairment charges	35	0.02
Acquisition-related net charges (credits)	177	0.13
Restructuring and restructuring-related net charges (credits)	10	0.01
Litigation-related net charges (credits)	12	0.01
Investment impairment charges	1	0.00
Discrete tax items	18	0.01
Adjusted net income	$550	$0.39

	Three Months Ended June 30, 2018
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$555	$0.40
Non-GAAP adjustments:
Amortization expense	130	0.09
Intangible asset impairment charges	30	0.02
Acquisition-related net charges (credits)	9	0.01
Restructuring and restructuring-related net charges (credits)	13	0.01
Discrete tax items	(168)	(0.12)
Adjusted net income	$568	$0.41

Six Months Ended June 30, 2019

Our net sales for the first six months of 2019 were $5.124 billion, as compared to $4.870 billion for the first six months of 2018. This increase of $254 million, or 5.2 percent, included operational net sales growth of 7.9 percent and the negative impact of 270 basis points from foreign currency fluctuations. Operational net sales included approximately $77 million in the first six months of 2019 due to the acquisitions of NxThera in the second quarter of 2018, Claret in the third quarter of 2018, Augmenix in the fourth quarter of 2018 and Vertiflex in the second quarter of 2019, each with no prior period related net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first six months of 2019 was $578 million, or $0.41 per diluted share. Our reported results for the first six months of 2019 included certain charges and/or credits totaling $462 million (after-tax), or $0.33 per diluted share. Excluding these items, adjusted net income for the first six months of 2019 was $1.040 billion, or $0.74 per diluted share.

Our reported net income for the first six months of 2018 was $853 million, or $0.61 per diluted share. Our reported results for the first six months of 2018 included certain charges and/or credits totaling $170 million (after-tax), or $0.12 per diluted share. Excluding these items, adjusted net income for the first six months of 2018 was $1.023 billion, or $0.73 per diluted share.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview for a discussion of each reconciling item:

	Six Months Ended June 30, 2019
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$578	$0.41
Non-GAAP adjustments:
Amortization expense	287	0.20
Intangible asset impairment charges	97	0.07
Acquisition-related net charges (credits)	155	0.11
Restructuring and restructuring-related net charges (credits)	19	0.01
Litigation-related net charges (credits)	(116)	(0.08)
Investment impairment charges	2	0.00
Discrete tax items	18	0.01
Adjusted net income	$1,040	$0.74

	Six Months Ended June 30, 2018
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$853	$0.61
Non-GAAP adjustments:
Amortization expense	248	0.18
Intangible asset impairment charges	31	0.02
Acquisition-related net charges (credits)	29	0.02
Restructuring and restructuring-related net charges (credits)	35	0.02
Investment impairment charges	5	0.00
Discrete tax items	(177)	(0.13)
Adjusted net income	$1,023	$0.73

Cash provided by operating activities was $642 million for the first six months of 2019. As of June 30, 2019, we had total debt of $9.541 billion, Cash and cash equivalents of $123 million and working capital of $1.484 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported basis:

	Three Months Ended June 30,
(in millions)	2019	2018	Change
Endoscopy	$470	$442	6.3%
Urology and Pelvic Health	348	308	13.0%
MedSurg	818	751	9.0%
Cardiac Rhythm Management	498	494	0.6%
Electrophysiology	84	79	7.0%
Neuromodulation	204	202	1.0%
Rhythm and Neuro	786	775	1.4%
Interventional Cardiology	706	662	6.7%
Peripheral Interventions	320	304	5.6%
Cardiovascular	1,026	965	6.3%
Net Sales	$2,631	$2,490	5.6%

	Six Months Ended June 30,
(in millions)	2019	2018	Change
Endoscopy	$910	$861	5.8%
Urology and Pelvic Health	674	601	12.2%
MedSurg	1,584	1,462	8.4%
Cardiac Rhythm Management	989	987	0.1%
Electrophysiology	164	154	6.7%
Neuromodulation	390	371	5.3%
Rhythm and Neuro	1,543	1,512	2.1%
Interventional Cardiology	1,367	1,307	4.6%
Peripheral Interventions	631	591	6.7%
Cardiovascular	1,998	1,898	5.3%
Net Sales	$5,124	$4,870	5.2%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies.

Our net sales of Endoscopy products of $470 million represented 18 percent of our consolidated net sales for the second quarter of 2019. Our Endoscopy net sales increased $28 million, or 6.3 percent, in the second quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 8.4 percent and a negative impact of 210 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by growth in our biliary franchise with both our SpyGlass™ DS Direct Visualization System and our AXIOS™ Stent and Electrocautery Enhanced Delivery System, our hemostasis franchise featuring our Resolution 360™ Clip and our infection prevention products.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies.

Our net sales of Urology and Pelvic Health products of $348 million represented 13 percent of our consolidated net sales for the second quarter of 2019. Our Urology and Pelvic Health net sales increased $40 million, or 13.0 percent, in the second quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 14.6 percent and a negative impact of 160 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily attributable to growth in sales of our prostate health product family, including the SpaceOAR™ Hydrogel System purchased as part of our Augmenix acquisition in the fourth quarter of 2018 and the Rezūm™ System purchased as part of our NxThera acquisition in the second quarter of 2018, and our stone franchise, including our LithoVue™ Digital Flexible Ureteroscope.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities.

Our net sales of Cardiac Rhythm Management products of $498 million represented 19 percent of our consolidated net sales for the second quarter of 2019. Our Cardiac Rhythm Management net sales increased $3 million, or 0.6 percent, in the second quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 2.8 percent and a negative impact of 220 basis points from foreign currency fluctuations, compared to the prior year period. The year-over-year increase was primarily due to the global strength of our implantable cardioverter defibrillator (ICD), cardiac resynchronization therapy defibrillator (CRT-D) and subcutaneous implantable cardiac defibrillator (S-ICD) products. Our ICD and CRT-D growth was driven by the ongoing global commercialization of our RESONATE™ family of ICD and CRT-D devices which includes our HeartLogic™ Heart Failure (HF) Diagnostic, increases in S-ICD sales volume and our CRT-D product replacement cycle driving market share growth. Our strong defibrillator growth was partially offset by declines in our pacemaker portfolio due to share loss in the U.S. as a result of competitive products.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart.

Our net sales of Electrophysiology products of $84 million represented 3 percent of our consolidated net sales for the second quarter of 2019. Our Electrophysiology net sales increased $5 million, or 7.0 percent, in the second quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 9.5 percent and a negative impact of 250 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by global expansion of our Rhythmia™ Mapping System products and capital equipment offerings, expanded portfolio of navigation enabled open-irrigated catheters, including our Blazer IntellaNav MiFi™ Open-Irrigated catheter, and advanced diagnostic catheters, including the IntellaMap Orion™ Mapping Catheter. Our strong growth was partially offset by softer performance across our portfolio of core diagnostic and therapeutic devices particularly in the U.S.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain.

Our net sales of Neuromodulation products of $204 million represented 8 percent of our consolidated net sales for the second quarter of 2019. Our Neuromodulation net sales increased $2 million, or 1.0 percent, in the second quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 2.2 percent and a negative impact of 120 basis points from foreign currency fluctuations, compared to the prior year period. Sales remained relatively unchanged year-over-year primarily due to weakness in the U.S. Spinal Cord Stimulator (SCS) systems market as well as comparably strong sales in the prior period, with significant growth in the second quarter of 2018 on our U.S. launch of our Spectra WaveWriter™ SCS Systems, partially offset by strong global sales of our Vercise™ Deep Brain Stimulation (DBS) Systems.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders, including structural heart conditions.

Our net sales of Interventional Cardiology products of $706 million represented 27 percent of our consolidated net sales for the second quarter of 2019. Our Interventional Cardiology net sales increased $44 million, or 6.7 percent, in the second quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 9.7 percent and a negative impact of 300 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by sales of our structural heart therapies, including our ACURATE™ Transcatheter Aortic Valve Replacement (TAVR) outside of the U.S., our Sentinel™ Cerebral Embolic Protection System purchased as part of our Claret acquisition in the third quarter of 2018 and our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device. In addition, the increase was also driven by sales of our complex percutaneous coronary interventions (PCI) product offerings, partially offset by declines in sales of drug-eluting coronary stent product offerings.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer.

Our net sales of Peripheral Interventions products of $320 million represented 12 percent of our consolidated net sales for the second quarter of 2019. Our Peripheral Interventions net sales increased $17 million, or 5.6 percent, in the second quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 8.2 percent and a negative impact of 260 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by drug-eluting technologies, including Ranger™ Drug-Coated Balloon and Eluvia™ Drug Eluting Vascular Stent System, peripheral angioplasty balloon technologies and interventional oncology product solutions as well as sales in China.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets; effective January 1, 2019, we updated our list of Emerging Market countries. The revision had an immaterial impact on prior year Emerging Markets sales. Our current list is comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 12 percent of our consolidated net sales in the second quarter of 2019 and 11 percent in the second quarter of 2018. In the second quarter of 2019, our Emerging Markets net sales grew 12.3 percent on a reported basis including operational net sales growth of 20.0 percent and a negative impact of 770 basis points from foreign currency fluctuations, compared to the prior year period.

Gross Profit

Our Gross profit was $1.873 billion for the second quarter of 2019 and $1.751 billion for the second quarter of 2018, $3.636 billion for the first six months of 2019 and $3.458 billion for the first six months of 2018. As a percentage of net sales, our Gross profit increased to 71.2 percent in the second quarter of 2019, as compared to 70.3 percent in the second quarter of 2018. As a percentage of net sales, our Gross profit remained flat at 71.0 percent in the first six months of 2019, as compared to 71.0 percent in the first six months of 2018. The following is a reconciliation of our gross profit margins and a description of the drivers of the changes from period to period:

	Three Months	Six Months
Gross profit margin - period ended June 30, 2018	70.3%	71.0%
Manufacturing cost reductions	0.8	0.7
Sales pricing and mix	(0.3)	(0.8)
Net impact of foreign currency fluctuations	0.8	0.8
All other, including inventory charges and other period expense	(0.4)	(0.7)
Gross profit margin - period ended June 30, 2019	71.2%	71.0%

The primary factors contributing to the increase in our gross profit margin in the second quarter of 2019, as compared to the same period in 2018, were the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs, partially offset by unfavorable product mix. In addition, foreign currency fluctuations positively impacted gross profit margin in the second quarter of 2019.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$968	36.8%	$886	35.6%	$1,837	35.9%	$1,746	35.9%
Research and development (R&D) expenses	280	10.6%	275	11.0%	559	10.9%	536	11.0%
Royalty expense	17	0.6%	17	0.7%	32	0.6%	35	0.7%

SG&A Expenses

In the second quarter of 2019, our SG&A expenses increased $82 million, or nine percent, as compared to the second quarter of 2018 and were 120 basis points higher as a percentage of net sales. In the first six months of 2019, our SG&A expenses increased $91 million, or five percent, as compared to the first six months of 2018 and remained relatively flat as a percentage of net sales. The increase in SG&A expenses as a percentage of net sales for the second quarter of 2019, as compared to the same period in the prior year, was due to initiatives related to recent acquisitions and our focus on key commercial launches. For the first six months of 2019, these increased SG&A expenses were partially offset by a $25 million net gain recorded in the first quarter primarily associated with a portion of the Edwards litigation settlement. For further details regarding the presentation of the Edwards litigation settlement see Litigation-related net charges (credits) below.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the second quarter of 2019, our R&D expenses increased $5 million, or two percent, as compared to the second quarter of 2018 and were 40 basis points lower as a percentage of net sales. In the first six months of 2019, our R&D expenses increased $23 million, or four percent, as compared to the first six months of 2018, and were 10 basis points lower as a percentage of net sales. R&D expenses increased in the second quarter and first six months of 2019, as compared to the same periods in the prior year, as a result of investments across our businesses and in recent acquisitions in order to maintain a pipeline of new products that we believe will enhance the lives of patients worldwide and contribute to profitable sales growth. The decrease in R&D expenses as a percentage of net sales in both periods of 2019 was attributable to leverage from increased sales.

Royalty Expense

In the second quarter of 2019, our Royalty expense decreased $1 million, or four percent, as compared to the second quarter of 2018, and was 10 basis points lower as a percentage of net sales. In the first six months of 2019, our Royalty expense decreased $3 million, or eight percent, as compared to the first six months of 2018, and was 10 basis points lower as a percentage of net sales. The decrease in Royalty expense in the second quarter and first six months of 2019, as compared to the same periods in the prior year, relates primarily to expired royalties in certain countries.

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Amortization expense	$161	$147	$321	$288
Intangible asset impairment charges	37	34	105	35
Contingent consideration expense (benefit)	10	(4)	(18)	1
Restructuring charges (credits)	1	5	7	18
Restructuring-related charges (credits)	10	11	17	26
Litigation-related net charges (credits)	15	—	(133)	—

Amortization Expense

In the second quarter of 2019, our Amortization expense increased $14 million, or nine percent, as compared to second quarter of 2018. In the first six months of 2019, our Amortization expense increased $32 million, or 11 percent, as compared to first six months of 2018. The increase in Amortization expense in the second quarter and first six months of 2019, as compared to the same periods in the prior year, was primarily due to amortizable intangible assets acquired as part of our recent acquisitions.

Intangible Asset Impairment Charges

In the second quarter and first six months of 2019 and 2018, our Intangible asset impairment charges were primarily associated with technology-related amortizable intangible assets. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

Contingent Consideration Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded a net expense in the second quarter of 2019, a net benefit in the second quarter of 2018, a net benefit in the first six months of 2019 and a net expense in the first six months of 2018. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring and Restructuring-related Activities

In the second quarter and first six months of 2019 and 2018, our restructuring and restructuring-related charges were immaterial.

Refer to Note G – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional details related to our restructuring plans.

Litigation-related net charges (credits)

Litigation-related net charges (credits) included for the first six months of 2019 a gain of $148 million recorded in the first quarter of 2019, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses. As such, a portion of the related gain from this settlement was recorded in SG&A expenses on our unaudited condensed consolidated statements of operations.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense	$(89)	$(57)	$(198)	$(119)

Average borrowing rate	3.7%	3.6%	4.2%	3.8%

Interest expense increased in the second quarter of 2019, as compared to the same period in the prior year, primarily due to the increase in our average debt balance following the February 2019 senior notes offering. A portion of the proceeds from the February 2019 senior notes offering are intended to be used to finance the proposed BTG Acquisition. In addition, Interest expense in the first six months of 2019 included debt extinguishment charges and accelerated debt issuance costs incurred following our February 2019 senior notes offering and subsequent repayment of $1.450 billion in existing senior notes and termination of the Bridge Facility. Refer to Liquidity and Capital Resources and Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of Other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Interest income	$14	$1	$21	$2
Net foreign currency gain (loss)	(156)	(1)	(127)	(9)
Net gains (losses) on investments	(4)	11	(12)	(2)
Other income (expense), net	(4)	1	(7)	(1)
	$(150)	$12	$(125)	$(11)

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the proposed BTG Acquisition. We recognized a $151 million loss in the second quarter of 2019 and a $116 million loss in the first six months of 2019 in Net foreign currency gain (loss) due to changes in fair value of the contracts, which are recognized in earnings until contract settlement. These amounts are included in Acquisition-related net charges (credits) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective tax rate from continuing operations	(5.9)%	(60.3)%	4.0%	(27.3)%

The change in our reported tax rates for the second quarter and first six months of 2019, as compared to the same periods in 2018, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items as well as certain discrete tax items primarily related to share-based payments and the 2018 settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the six months ended June 30, 2019, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of June 30, 2019, we had $123 million of Cash and cash equivalents on hand, comprised of $25 million invested in money market and government funds and $97 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have access to our $2.750 billion commercial paper program, which is backed by our 2018 revolving credit facility. As of June 30, 2019, we had $1.946 billion in commercial paper debt outstanding resulting in an additional $804 million of available liquidity.

For the purpose of funding the proposed BTG Acquisition, as described in Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, we have access to a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the proposed BTG Acquisition (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the proposed BTG Acquisition (Three-Year Delayed Draw Term Loan). We entered into these facilities on December 19, 2018. As of June 30, 2019 and December 31, 2018, we had no amounts borrowed under the Two-Year Delayed Draw Term Loan or the Three-Year Delayed Draw Term Loan.

In February 2019, we completed an offering of $4.300 billion in aggregate principal amount of senior notes. We used a portion of the net proceeds from the offering to repay the $850 million plus accrued interest and premium of our 6.000% senior notes due in January 2020 (January 2020 Notes), the $600 million plus accrued interest and premium of our 2.850% senior notes due in May 2020 (May 2020 Notes) and the $1.000 billion plus accrued interest of our August 2019 Term Loan. As of June 30, 2019, the remaining proceeds were intended to be used to finance a portion of the proposed BTG Acquisition and included in our restricted cash in Other current assets until the closing date of the proposed BTG Acquisition. As of June 30, 2019, the balance of our restricted cash in Other current assets relating to the proposed BTG Acquisition was $2.298 billion.

Upon the closing of our senior notes offering in February 2019, we terminated the Bridge Facility entered into on November 20, 2018. The termination was pursuant to the terms of the Bridge Facility, which required full termination upon the refinancing of the January 2020 Notes and May 2020 Notes.

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

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2019	2018
Cash provided by (used for) operating activities	$642	$(210)
Cash provided by (used for) investing activities	(1,030)	(664)
Cash provided by (used for) financing activities	2,383	856

Operating Activities

In the first six months of 2019, cash provided by operating activities increased $852 million as compared to the first six months of 2018. The increase was primarily due to the one-time settlement payment of $180 million that we received from Edwards Lifesciences Corporation in January 2019 and the IRS final net tax settlement payment of $303 million plus $307 million of estimated interest that we remitted in the second quarter of 2018.

Investing Activities

In the first six months of 2019, cash used for investing activities primarily included Payments for acquisitions of businesses, net of cash acquired of $763 million relating to our acquisitions of Vertiflex and Millipede, Inc. (Millipede), Purchases of property, plant and equipment of $154 million and Payments for investments and acquisitions of certain technologies of $115 million.

In the first six months of 2018, cash used for investing activities primarily included Payments for acquisitions of businesses, net of cash acquired of $418 million relating to our acquisitions including NxThera and nVision Medical Corporation (nVision), Purchases of property, plant and equipment of $134 million and Payments for investments and acquisitions of certain technologies of $112 million, including our $90 million investment in Millipede.

Financing Activities

Our cash flows provided by financing activities primarily related to issuances and repayments of debt in the first six months of 2019 and 2018. In the first six months of 2019, our cash flows provided by financing activities primarily included Proceeds from long-term borrowings, net of debt issuance costs of $4.243 billion, Payments on long-term borrowings and debt extinguishment costs of $1.472 billion, Payments on short-term borrowings of $1.000 billion and a net increase in commercial paper of $675 million.

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	June 30, 2019	December 31, 2018
Current debt obligations	$1,949	$2,253
Long-term debt	7,591	4,803
Total debt	$9,541	$7,056

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	June 30, 2019	December 31, 2018
Fixed-rate debt instruments	$7,585	$4,797
Variable rate debt instruments	1,955	2,259
Total debt	$9,541	$7,056

As of and through June 30, 2019, we were in compliance with all the required covenants related to our debt obligations.

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
Equity
We received $63 million in the first six months of 2019 and $53 million in the first six months of 2018 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock in the first six months of 2019 or 2018. As of June 30, 2019, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.
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

Additional Information

Cybersecurity

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues are analyzed by subject matter experts and a crisis committee for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework. In addition, we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate.
Stock Trading Policy

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

To calculate adjusted net income (earnings) and adjusted net income (earnings) per share we exclude certain charges (credits) from GAAP net income. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type that management excluded as part of these non-GAAP financial measures, since our most recent Annual Report on Form 10-K, as well as the reason for excluding each item:

•
Acquisition-related net charges (credits) or payments- These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) due diligence, deal fees, inventory step-up amortization, integration and exit costs, other fees, and accelerated compensation expense; and (d) separation costs and gains primarily associated with the sale of a business or portion of a business. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, deal fees, inventory step-up amortization, integration and exit costs include legal, tax, severance and other expenses associated with prior and potential future acquisitions and divestitures that can be highly variable and not representative of ongoing operations. Deal fees in 2019 included expenses for instruments entered into solely for the purpose of financing or hedging the proposed BTG plc acquisition, including net interest expense and hedging expenses. Upon the acquisition closing, we will treat these types of expenses and gains as normal operating costs. Separation costs and gains/losses on the sale of a business unit would represent those costs associated with a divestiture and are not representative of ongoing operations. Acquisition-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $14.118 billion as of June 30, 2019 and $11.326 billion as of December 31, 2018. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $105 million as of June 30, 2019 as compared to $181 million as of December 31, 2018. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $128 million as of June 30, 2019 as compared to $222 million as of December 31, 2018. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2019 and $1.000 billion outstanding in the contract amount as of December 31, 2018. As of June 30, 2019, $7.650 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 80 percent of our total debt. As of June 30, 2019, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the proposed BTG Acquisition. As of June 30, 2019, we had £3.311 billion in aggregate notional amount outstanding of forward and deal-contingent forward currency contracts to hedge the full purchase price of the proposed BTG Acquisition. As of December 31, 2018, we had entered into £2.000 billion in aggregate notional amount of these contracts. We recognized a $151 million loss in the second quarter of 2019 and a $116 million loss in the first six months of 2019 in Other, net due to changes in fair value of the contracts, which are recognized in earnings until contract settlement.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the three month period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
International net sales accounted for 44 percent of our global net sales in the second quarter and first six months of 2019, which includes sales from Emerging Markets accounting for approximately 12 percent. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in health care financing and payment systems and health care delivery systems, local product preferences and requirements, including preferences for local manufacturers, workforce instability, less intellectual property protection in certain countries than exists in the U.S. and, in certain foreign countries, longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
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

In addition, our international operations are subject to other established and developing U.S. and foreign legal and regulatory requirements, including FCPA and/or similar laws in other countries and U.S. and foreign import and export controls and licensing requirements, trade protection and embargo measures and customs laws. Global businesses, including those in the medical device industry, are facing increasing scrutiny of, and heightened enforcement efforts with respect to, their international operations. Any alleged or actual failure to comply with legal and regulatory requirements may subject us to government scrutiny, civil and/or criminal proceedings, sanctions and other liabilities, which may have a material adverse effect on our international operations, financial condition, results of operations and/or liquidity.

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

As previously disclosed, one of our contract sterilizers, Sterigenics U.S. LLC (Sterigenics), uses ethylene oxide to provide sterilization services for certain men’s health products within our Urology and Pelvic Health business. In October 2018, the DuPage County State's Attorney and Illinois Attorney General filed a lawsuit against Sterigenics over the emissions in connection with the use of ethylene oxide during sterilization at Sterigenics’ Willowbrook, Illinois plant. On February 15, 2019, the Illinois Environmental Protection Agency (EPA) took action to suspend operations at the Willowbrook facility. Effective March 28, 2019, the FDA granted Boston Scientific approval to sterilize men’s health products affected by the Sterigenics closure at an existing sterilization facility in our supply chain network. In addition, throughout the second quarter of 2019, we received the requisite approvals from regulatory agencies outside of the U.S. to sterilize our men’s health products at our existing sterilization facility.

Changes in tax laws, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.

We are subject to income taxes as well as non-income based taxes and tariffs, in both the U.S. and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision, and we have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions, as well as interpretations as to the legality under European Union state aid rules of tax advantages granted in certain jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition.

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

Furthermore, changes in customs laws and regulations in the U.S. and various foreign jurisdictions could have a material impact on our results of operations or financial condition.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

3.1	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1, Current Report on Form 8-K dated May 15, 2019, File No. 1-11083).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2019.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer