Form 10-Q
period 2019-09-30
BOSTON SCIENTIFIC CORP
filed 2019-11-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 22, 2019 was 1,393,823,592.

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$2,707	$2,393	$7,831	$7,262
Cost of products sold	777	672	2,265	2,084
Gross profit	1,930	1,720	5,566	5,179

Operating expenses:
Selling, general and administrative expenses	1,012	870	2,849	2,616
Research and development expenses	306	289	866	825
Royalty expense	15	17	48	52
Amortization expense	178	148	498	437
Intangible asset impairment charges	—	—	105	35
Contingent consideration expense (benefit)	8	(13)	(9)	(12)
Restructuring charges (credits)	3	3	10	20
Litigation-related net charges (credits)	25	18	(108)	18
	1,547	1,333	4,258	3,992
Operating income (loss)	383	388	1,308	1,187

Other income (expense):
Interest expense	(95)	(58)	(294)	(177)
Other, net	(197)	126	(322)	116
Income (loss) before income taxes	91	456	693	1,126
Income tax expense (benefit)	(35)	24	(11)	(159)
Net income (loss)	$126	$432	$704	$1,285

Net income (loss) per common share — basic	$0.09	$0.31	$0.51	$0.93
Net income (loss) per common share — assuming dilution	$0.09	$0.31	$0.50	$0.92

Weighted-average shares outstanding
Basic	1,393.1	1,382.8	1,390.6	1,380.0
Assuming dilution	1,412.2	1,403.9	1,409.7	1,399.8

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Net income (loss)	$126	$432	$704	$1,285
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2)	(6)	4	(42)
Net change in derivative financial instruments	62	47	102	125
Net change in defined benefit pensions and other items	—	—	(1)	—
Total other comprehensive income (loss)	60	40	105	82
Total comprehensive income (loss)	$186	$472	$809	$1,367

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$277	$146
Trade accounts receivable, net	1,796	1,608
Inventories	1,566	1,166
Prepaid income taxes	189	161
Other current assets	1,020	921
Total current assets	4,847	4,003
Property, plant and equipment, net	1,942	1,782
Goodwill	10,015	7,911
Other intangible assets, net	8,074	6,372
Other long-term assets	1,879	932
TOTAL ASSETS	$26,756	$20,999

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,297	$2,253
Accounts payable	512	349
Accrued expenses	1,932	2,246
Other current liabilities	513	412
Total current liabilities	4,254	5,260
Long-term debt	9,590	4,803
Deferred income taxes	807	328
Other long-term liabilities	2,406	1,882

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,641,342,509 shares as of September 30, 2019 and 1,632,148,030 shares as of December 31, 2018	16	16
Treasury stock, at cost - 247,566,270 shares as of September 30, 2019 and December 31, 2018	(1,717)	(1,717)
Additional paid-in capital	17,510	17,346
Accumulated deficit	(6,249)	(6,953)
Accumulated other comprehensive income (loss), net of tax	138	33
Total stockholders’ equity	9,699	8,726
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,756	$20,999

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value
Balance as of December 31, 2017	1,621,062,898	$16	$(1,717)	$17,161	$(8,390)	$(59)

Net income (loss)					298
Cumulative effect adjustments for ASC Update Adoptions(1)					(233)
Total other comprehensive income (loss)						(69)
Impact of stock-based compensation plans, net of tax	6,125,111			23
Balance as of March 31, 2018	1,627,188,009	$16	$(1,717)	$17,184	$(8,326)	$(128)
Net income (loss)					555
Total other comprehensive income (loss)						112
Impact of stock-based compensation plans, net of tax	1,688,243			47
Balance as of June 30, 2018	1,628,876,252	$16	$(1,717)	$17,231	$(7,770)	$(16)
Net income (loss)					432
Total other comprehensive income (loss)						40
Impact of stock-based compensation plans, net of tax	2,395,031			73
Balance as of September 30, 2018	1,631,271,283	$16	$(1,717)	$17,304	$(7,339)	$25
Net income (loss)					386
Total other comprehensive income (loss)						8
Impact of stock-based compensation plans, net of tax	876,747			42
Balance as of December 31, 2018	1,632,148,030	$16	$(1,717)	$17,346	$(6,953)	$33
Net income (loss)					424
Total other comprehensive income (loss)						54
Impact of stock-based compensation plans, net of tax	6,001,343			28
Balance as of March 31, 2019	1,638,149,373	$16	$(1,717)	$17,374	$(6,528)	$87
Net income (loss)					154
Total other comprehensive income (loss)						(9)
Impact of stock-based compensation plans, net of tax	949,557			48
Balance as of June 30, 2019	1,639,098,930	$16	$(1,717)	$17,422	$(6,375)	$78
Net income (loss)					126
Total other comprehensive income (loss)						60
Impact of stock-based compensation plans, net of tax	2,243,579			89
Balance as of September 30, 2019	1,641,342,509	$16	$(1,717)	$17,510	$(6,249)	$138

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

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash provided by (used for) operating activities	$1,144	$291

Investing activities:
Purchases of property, plant and equipment	(275)	(210)
Proceeds from sale of property, plant and equipment	5	—
Payments for acquisitions of businesses, net of cash acquired	(4,382)	(968)
Payments for investments and acquisitions of certain technologies	(137)	(148)
Proceeds from divestiture of certain businesses	90	—
Payments for settlements of hedge contracts	(294)	—
Cash provided by (used for) investing activities	(4,992)	(1,326)

Financing activities:
Payment of contingent consideration amounts and royalty rights previously established in purchase accounting	(135)	(16)
Payments on short-term borrowings	(1,000)	—
Proceeds from short-term borrowings, net of debt issuance costs	—	999
Net increase (decrease) in commercial paper	13	(403)
Payments on borrowings from credit facilities	—	(569)
Proceeds from borrowings on credit facilities	—	569
Payments on long-term borrowings and debt extinguishment costs	(1,472)	(602)
Proceeds from long-term borrowings, net of debt issuance costs	6,243	989
Cash used to net share settle employee equity awards	(64)	(54)
Proceeds from issuances of shares of common stock	113	94
Cash provided by (used for) financing activities	3,697	1,007

Effect of foreign exchange rates on cash	(2)	(9)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(153)	(37)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	829	1,017
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$676	$980

Supplemental Information
Stock-based compensation expense	$116	$104
Fair value of contingent consideration recorded in purchase accounting	127	190

	As of September 30,
Reconciliation to amounts within the unaudited condensed consolidated balance sheets:	2019	2018
Cash and cash equivalents	$277	$168
Restricted cash and restricted cash equivalents included in Other current assets	357	781
Restricted cash equivalents included in Other long-term assets	43	31
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$676	$980

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Amounts reported in millions within this report are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

On August 19, 2019, we announced the closing of our acquisition of BTG plc (BTG Acquisition or BTG). Refer to Note B – Acquisitions and Strategic Investments for more information.

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

As a result of adopting FASB ASC Topic 842 on January 1, 2019, we recognized right-of-use assets of $271 million and corresponding liabilities of $278 million for our existing operating lease portfolio on our unaudited condensed consolidated balance sheet. Operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our unaudited condensed consolidated balance sheets. Finance leases are immaterial to our unaudited condensed consolidated financial statements. Refer to Note E – Borrowings and Credit Arrangements for additional information. There was no material impact to our unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of cash flows. Please refer to Note G – Leases for information regarding our lease portfolio as of September 30, 2019 as accounted for under FASB ASC Topic 842.

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

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our unaudited condensed consolidated financial statements include the operating results for acquired entities from the respective date of acquisition. With the exception of the acquisition of BTG, which was completed on August 19, 2019, we have not presented supplemental pro forma financial information for acquisitions given their results are not material to our unaudited condensed consolidated financial statements. Transaction costs for all acquisitions in 2019 and 2018 were immaterial to our unaudited condensed consolidated financial statements and were expensed as incurred.

2019 Acquisitions

We recorded immaterial purchase price adjustments to the preliminary purchase price allocations of previous acquisitions during the measurement period in the first nine months of 2019.

BTG plc

On August 19, 2019, we announced the closing of our acquisition of BTG, a public company organized under the laws of England and Wales. BTG has three key portfolios, the largest of which is its interventional medicine portfolio (Interventional Medicine) that encompasses interventional oncology therapeutic technologies for patients with liver and kidney cancers, as well as a vascular portfolio for treatment of deep vein thrombosis, pulmonary embolism, deep venous obstruction and superficial venous disease. In addition to the Interventional Medicine product lines, the BTG portfolio also includes a specialty pharmaceutical business (Specialty Pharmaceuticals) comprised of acute care antidotes to treat overexposure to certain medications and toxins and a licensing portfolio (Licensing) that generates net royalties related to BTG intellectual property and product license agreements.

The transaction price consisted of upfront cash in the aggregate amount of £3.312 billion for the entire issued ordinary share capital of BTG (or $4.023 billion based on the exchange rate of U.S. $1.21: £1.00 at closing on August 19, 2019), whereby BTG shareholders received 840 pence in cash for each BTG share. The transaction price of $4.023 billion included $404 million of cash and cash equivalents acquired. We implemented the BTG Acquisition by way of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.

After closing the BTG Acquisition, we terminated the £150 million BTG revolving credit facility, which contained an option to increase the facility by £150 million and was scheduled to expire in November 2020. The termination was effective on August 27, 2019, and there were no amounts outstanding at the time of close of the BTG Acquisition.

Purchase Price Allocation

We accounted for the BTG Acquisition as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (FASB ASC Topic 805), we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The preliminary BTG Acquisition purchase price was comprised of the amounts presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the BTG Acquisition. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by FASB ASC Topic 805. As of September 30, 2019, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified tangible, intangible and financial assets and liabilities. Given the size and breadth of the BTG Acquisition, we anticipate that the purchase price allocation will take longer than prior acquisitions and potentially up to the one year allowed under FASB ASC Topic 805 to adequately analyze all the factors used in establishing the fair value of assets acquired and liabilities assumed as of the acquisition date, including, but not limited to, intangible assets, inventories, financial assets, real and personal property, leases, certain assumed liabilities, including reserves and deferred revenues, tax-related items, and the related tax and foreign currency effects of any changes made.

Any potential adjustments made could be material in relation to the preliminary values presented below:

(in millions)
Payment for acquisition, net of cash acquired	$3,619

The following summarizes the BTG Acquisition preliminary purchase price allocation as of September 30, 2019:

(in millions)
Goodwill	$1,549
Trade accounts receivable, net	107
Inventories	205
Other current assets	259
Other intangible assets, net	1,869
Other long-term assets	604
Accrued expenses and other current liabilities	(305)
Other long-term liabilities	(289)
Deferred tax liability	(380)
$3,619

As a result of the BTG Acquisition, we recognized goodwill of $1.549 billion, which is attributable to the synergies expected to arise from the BTG Acquisition and revenue and cash flow projections associated with future technologies. The goodwill is not deductible for tax purposes. As of September 30, 2019, given the preliminary nature of the purchase price allocation, we have not yet allocated goodwill to the relevant reporting units.

We acquired certain intellectual property and related licensing arrangements, principally relating to Zytiga™, as part of the BTG Acquisition that provides the contractual right to receive future royalty payments. The licensing arrangements were accounted for as financial assets as part of acquisition accounting and were recognized at fair value based upon a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. Additionally, as part of the intellectual property related to the licensing arrangements that we acquired we also have the contractual obligation to remit a portion of the cash flows received to the inventors associated with the intellectual property. As such, as part of acquisition accounting we have recorded a financial liability related to the future cash flows we are required to remit to the inventors when we collect the royalty payments. The amount recognized for the financial asset was $633 million in aggregate, comprised of $200 million included in Other current assets and $432 million included in Other long-term assets. The amount recognized for the financial liability was $395 million, comprised of $153 million included in Accrued expenses and other current liabilities and $241 million included in Other long-term liabilities.

We allocated a portion of the BTG Acquisition preliminary purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)			Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$1,794	10	-	17	10%	-	12%
Other intangible assets	75	2	-	11	11%
	$1,869

As a result of the BTG Acquisition, we assumed a benefit obligation related to a defined benefit pension plan sponsored by BTG for eligible United Kingdom (U.K.) employees (U.K. Plan). The U.K. Plan was closed to new entrants as of June 1, 2004. Prior to the acquisition close date of August 19, 2019, the Trustees of the U.K. Plan executed buy-in arrangements (Buy-in Contracts), under which the benefit obligation of the pension plan is not transferred to the insurers, and we remain responsible for paying pension benefits. Effectively, the Buy-in Contracts are intended to provide payments designed to equal all future designated contractual benefit payments to covered participants. We do not anticipate any additional material contributions or payments to the U.K. Plan or the insurer.

The following assumptions were used to measure the fair value of the benefit obligation and associated plan assets:

	Discount Rate	Expected Return on Plan Assets	Rate of Compensation Increase
U.K. Plan	0.4%	0.4%	3.4%

As of the measurement date of August 19, 2019, the funded status recognized in our unaudited condensed consolidated balance sheets was as follows:

(in millions)
Fair value of plan assets	$213
Benefit obligation	(216)
Funded status	$(3)

BTG Pro Forma Financial Information (unaudited)
BTG contributed $71 million to our Net sales and immaterial amounts to our Net income (loss) for the period from August 19, 2019 through September 30, 2019.

The unaudited estimated pro forma results presented below include the effects of the BTG Acquisition as if it was consummated on January 1, 2018. In the third quarter and first nine months of 2019, we incurred nonrecurring charges that we attributed to the BTG Acquisition, which are presented in our unaudited condensed consolidated statements of operations for these periods. These nonrecurring charges that are attributable to the BTG Acquisition include immaterial amounts of acquisition-related costs, stock-based compensation expenses as a result of the change in control and retention bonuses and severance payments, adjusted for the related tax effects. We have reflected these nonrecurring charges as adjustments to the pro forma earnings presented below for the third quarter and first nine months of 2019 and 2018.

Additionally, these pro forma amounts have been calculated after applying our accounting policies and adjusting the results of BTG to reflect the additional costs associated with fair value adjustments relating to inventories, property, plant, and equipment, and intangible assets as if the BTG Acquisition had occurred on January 1, 2018, with the consequential tax effects. Additionally, the pro forma amounts have been adjusted to reflect the amortization of deferred financing costs and interest expense associated with additional financing entered into as part of the BTG Acquisition. The pro forma results exclude BTG’s historical licensing revenue and related cost of sales, as these arrangements are accounted for as part of the BTG Acquisition as a financial asset and liability and are not accounted for within the scope of FASB ASC Topic 606, Revenue from Contracts with Customers.

The supplemental pro forma information presented below is for informational purposes only and should be read in conjunction with our historical financial statements. The pro forma results do not include any anticipated synergies or other expected benefits of the BTG Acquisition. Accordingly, the unaudited estimated pro forma financial information below is not necessarily indicative of what the actual results of operations of the combined companies would have been had the BTG Acquisition occurred as of January 1, 2018, nor are they indicative of future results of operations. We believe that the pro forma assumptions and adjustments are reasonable and appropriate under the circumstances and are factually supported based on information currently available.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net sales	$2,795	$2,561	$8,237	$7,740
Net income (loss)	152	332	599	950
Net income (loss) per common share — basic	$0.11	$0.24	$0.43	$0.69
Net income (loss) per common share — assuming dilution	$0.11	$0.24	$0.42	$0.68

Transaction with Varian Medical Systems, Inc.

On August 21, 2019, we completed the sale of our drug-eluting and bland embolic microsphere portfolio to Varian Medical Systems, Inc. (Varian) in connection with the BTG Acquisition. The transaction price consisted of an upfront cash payment of $90 million, a portion of which is allocated to the fair value of the services to be rendered under the Transition Services Agreement and Transition Manufacturing Agreement entered into with Varian as part of this transaction. Additionally, we transferred certain contingent consideration arrangements arising from our initial acquisition of the portfolio to Varian and agreed to indemnify Varian for any payments ultimately arising under the terms of the contingent consideration arrangement. Accordingly, as part of the disposal, we recorded a liability of $16 million to recognize the fair value of this guarantee based on our potential obligation resulting from the indemnifications. The maximum amount payable under this guarantee is $200 million in accordance with FASB ASC Topic 460, Guarantees, which is consistent with the contingent consideration arrangement executed with our initial acquisition of the portfolio in accordance with FASB ASC Topic 805.

Vertiflex, Inc.

On June 11, 2019, we announced the closing of our acquisition of Vertiflex, Inc. (Vertiflex), a privately-held company which has developed and commercialized the Superion™ Indirect Decompression System, a minimally-invasive device used to improve physical function and reduce pain in patients with lumbar spinal stenosis (LSS). The transaction price consisted of an upfront cash payment of $465 million and contingent payments that are based on a percentage of Vertiflex sales growth in the first three years following the acquisition close. We estimate the sales-based contingent payments to be in a range of zero to $100 million; however, the payments are uncapped over the three year term. Vertiflex is part of our Neuromodulation business.

Millipede, Inc.

On January 29, 2019, we announced the closing of our acquisition of Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. We have been an investor in Millipede since the first quarter of 2018 as part of an investment and acquisition option agreement, whereby we purchased a portion of the outstanding shares of Millipede, along with newly issued shares of the company, for an upfront cash payment of $90 million. We held an interest of approximately 20 percent immediately prior to the acquisition date. In the fourth quarter of 2018, upon the recent successful completion of a first-in-human clinical study, we exercised our option to acquire the remaining shares of Millipede. We remeasured the fair value of our previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. The transaction price for the remaining stake consisted of an upfront cash payment of $325 million and up to an additional $125 million payment upon achievement of a commercial milestone. Millipede is part of our Interventional Cardiology business.

Purchase Price Allocation

We accounted for our 2019 acquisitions of Vertiflex and Millipede as business combinations, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The preliminary purchase prices of our acquisitions of Vertiflex and Millipede, presented in aggregate, were comprised of the following components:

(in millions)
Payments for acquisitions, net of cash acquired	$763
Fair value of contingent consideration	127
Fair value of prior interests	102
$992

The preliminary purchase price allocations of our acquisitions of Vertiflex and Millipede, presented in aggregate, were comprised of the following components as of September 30, 2019:

(in millions)
Goodwill	$575
Amortizable intangible assets	220
Indefinite-lived intangible assets	240
Other assets acquired	24
Liabilities assumed	(12)
Net deferred tax liabilities	(56)
$992

We allocated a portion of the preliminary purchase prices of our acquisitions of Vertiflex and Millipede, presented in aggregate, to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$210	12	15%
Other intangible assets	10	12	15%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	240	N/A	19%
	$461

2018 Acquisitions

We recorded immaterial purchase price adjustments to the preliminary purchase price allocations of previous acquisitions during the measurement period in the first nine months of 2019.

Claret Medical, Inc.

On August 2, 2018, we announced the closing of our acquisition of Claret Medical, Inc. (Claret), a privately-held company that has developed and commercialized the Sentinel™ Cerebral Embolic Protection System. The device is used to protect the brain during certain interventional procedures, predominately in patients undergoing transcatheter aortic valve replacement (TAVR). The transaction price consisted of an upfront cash payment of $220 million and an additional $50 million payment for reaching a reimbursement-based milestone that was achieved in the third quarter of 2018. Claret is part of our Interventional Cardiology business.

Cryterion Medical, Inc.

On July 5, 2018, we announced the closing of our acquisition of Cryterion Medical, Inc. (Cryterion), a privately-held company developing a single-shot cryoablation platform for the treatment of atrial fibrillation. We have been an investor in Cryterion since 2016 and held an interest of approximately 35 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $202 million. Cryterion is part of our Electrophysiology business.

NxThera, Inc.

On April 30, 2018, we announced the closing of our acquisition of NxThera, Inc. (NxThera), a privately-held company that developed the Rezūm™ System, a minimally invasive therapy in a growing category of treatment options for patients with benign prostatic hyperplasia (BPH). We held a minority interest immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of approximately $240 million and up to approximately $85 million in payments contingent upon commercial milestones over the four years following the date of acquisition. NxThera is part of our Urology and Pelvic Health business.

nVision Medical Corporation

On April 16, 2018, we announced the closing of our acquisition of nVision Medical Corporation (nVision), a privately-held company focused on women’s health. nVision developed the first and only device cleared by the U.S. Food and Drug Administration (FDA) to collect cells from the fallopian tubes, offering a potential platform for earlier diagnosis of ovarian cancer. The transaction price consisted of an upfront cash payment of $150 million and up to an additional $125 million in payments contingent upon clinical and commercial milestones over the four years following the date of acquisition. nVision is part of our Urology and Pelvic Health business.

In addition, we completed other individually immaterial acquisitions in the first nine months of 2018 for total consideration of $158 million in cash at closing plus aggregate contingent consideration of up to $62 million.

We recorded gains of $142 million in the third quarter of 2018 and $182 million in the first nine months of 2018 within Other, net on our unaudited condensed consolidated statements of operations based on the difference between the book values and the fair values of our previously-held investments immediately prior to the acquisition dates. The aggregate fair value of our previously-held investments immediately prior to the acquisition dates was $251 million. We remeasured the fair value of each previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests.

Purchase Price Allocation

We accounted for our 2018 acquisitions as business combinations, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The components of the aggregate purchase prices are as follows for our 2018 acquisitions as of September 30, 2019:

(in millions)
Payments for acquisitions, net of cash acquired	$969
Fair value of contingent consideration	190
Fair value of prior interests	251
$1,410

The following summarizes the aggregate purchase price allocations for our 2018 acquisitions as of September 30, 2019:

(in millions)
Goodwill	$618
Amortizable intangible assets	707
Indefinite-lived intangible assets	213
Other assets acquired	19
Liabilities assumed	(14)
Net deferred tax liabilities	(134)
$1,410

We allocated a portion of the aggregate purchase prices to specific intangible asset categories as follows for our 2018 acquisitions as of September 30, 2019:

	Amount Assigned (in millions)	Amortization Period (in years)			Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$697	10	-	14	17%	-	23%
Other intangible assets	10	6	-	13	13%	-	15%
Indefinite-lived intangible assets:
IPR&D	213	N/A			15%
	$920

Our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes and will carry forward from one product generation to the next. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives.

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

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2018	$347
Amount recorded related to current year acquisitions	127
Contingent consideration arrangements transferred to Varian	(16)
Contingent consideration expense (benefit)	(9)
Contingent consideration payments	(68)
Balance as of September 30, 2019	$380

As of September 30, 2019, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was $747 million, which includes our estimate of maximum contingent payments of $100 million associated with the Vertiflex acquisition described above. The maximum decreased $126 million compared to the amount as of December 31, 2018 primarily due to the contingent consideration arrangement which is now accounted for as a guarantee in connection with our transaction with Varian as discussed in the BTG section above.

The recurring Level 3 fair value measurements of our contingent consideration liability include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2019	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
R&D, Regulatory and Commercialization-based Milestones	$220 million	Discounted Cash Flow	Discount Rate	2%	-	3%	3%
			Probability of Payment	50%	-	90%	84%
			Projected Year of Payment	2019	-	2027	2020
Revenue-based Payments	$160 million	Discounted Cash Flow	Discount Rate	11%	-	15%	13%
			Probability of Payment	60%	-	100%	99%
			Projected Year of Payment	2019	-	2026	2021

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to some of our research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2019.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	September 30, 2019	December 31, 2018
Equity method investments	$270	$303
Measurement alternative investments (1)	173	94
Notes receivable	23	26
	$468	$424

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

As of September 30, 2019, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $308 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of September 30, 2019		As of December 31, 2018
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$12,018	$(5,545)	$10,197	$(5,266)
Patents	524	(404)	520	(393)
Other intangible assets	1,748	(1,047)	1,666	(958)
	$14,290	$(6,996)	$12,383	$(6,617)
Indefinite-lived intangible assets
Goodwill	$19,915	$(9,900)	$17,811	$(9,900)
IPR&D	661	—	486	—
Technology-related	120	—	120	—
	$20,695	$(9,900)	$18,417	$(9,900)

The following represents our goodwill balance allocated to our global reportable segments and unallocated amounts:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	BTG Acquisition(1)	Total
As of December 31, 2018	$2,063	$1,924	$3,925	$—	$7,911
Impact of foreign currency fluctuations and other changes in carrying amount	(3)	—	2	1	(1)
Goodwill acquired	—	268	307	1,549	2,124
Goodwill divested	—	—	(19)	—	(19)
As of September 30, 2019	$2,060	$2,191	$4,214	$1,550	$10,015

(1)
As a result of the BTG Acquisition, we recognized goodwill attributable to the synergies expected to arise from the BTG Acquisition and revenue and cash flow projections associated with future technologies. The goodwill is not deductible for tax purposes. As of September 30, 2019, given the preliminary nature of the BTG Acquisition purchase price allocation, we have not yet allocated goodwill to the relevant reporting units and/or reportable segments.

Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

We did not have any goodwill impairments in the third quarter and first nine months of 2019 or 2018.

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

We did not have any Intangible asset impairment charges in the third quarter of 2019 or 2018. We recorded immaterial Intangible asset impairment charges in the first nine months of 2019 and 2018.

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

In the third quarter of 2019, we performed our annual impairment test of all IPR&D projects and our indefinite-lived core technology assets using the optional qualitative assessment approach and determined that the assets were not impaired. We also verified that the classification of IPR&D projects and our indefinite-lived core technology assets we continue to recognize on our unaudited condensed consolidated balance sheets as indefinite-lived assets continues to be appropriate.

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

Currency Derivative Instruments
Risk Management Strategy
Our risk from changes in currency exchange rates consists primarily of monetary assets and liabilities, forecast intercompany and third-party transactions, net investments in certain subsidiaries and the purchase price of any acquisition that is denominated in a currency other than the U.S. dollar. We manage currency exchange rate risk at a consolidated level to reduce the cost of hedging by taking advantage of offsetting transactions. We employ derivative instruments, primarily forward currency contracts, to reduce the risk to our earnings and cash flows associated with changes in currency exchange rates.

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in Euro, Japanese yen, Chinese renminbi and British pound sterling. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Derivative Designations and Hedging Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) on our unaudited condensed consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within the Cost of products sold caption of our unaudited condensed consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within Accumulated other comprehensive income (loss), net of tax (AOCI) to earnings at that time.

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro, Swiss franc, Japanese yen, British pound sterling, South Korean won and Taiwan dollar. We elected to use the spot method to assess effectiveness for our derivatives that are designated as net investment hedges. Under the spot method, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA) component of OCI. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. Amortization of the spot-forward difference is then reclassified from AOCI to current period earnings as a reduction to Interest expense on our unaudited condensed consolidated statements of operations.

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

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the BTG Acquisition. As of September 30, 2019, we settled all outstanding contracts, resulting in a cumulative loss on the contracts of $294 million that was recognized over time in earnings as we adjusted for changes in fair value until the final fair value was determined at maturity. We received £3.312 billion of cash to fund the BTG Acquisition, which translated into $4.303 billion based on hedged currency exchange rates. We recognized a $207 million loss in the third quarter of 2019 and a $323 million loss in the first nine months of 2019 in Other, net due to changes in fair value of the contracts.

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

Derivative Designations and Hedging Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of September 30, 2019 and $1.000 billion outstanding as of December 31, 2018, which were intended to manage our earnings and cash flow exposure to changes in the benchmark interest rate in connection with the forecasted issuance of fixed-rate debt. For outstanding designated cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs, at which time we recognize the gain or loss within Interest expense over the same period that the hedged items affect earnings, so long as the hedge relationship remains effective. If we determine the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

During the fourth quarter of 2018, we entered into interest rate derivative contracts designated as cash flow hedges having a notional amount of $1.000 billion to hedge interest rate risk. In the first quarter of 2019, we terminated these instruments in connection with our senior notes issuance in the same period as discussed in Note E – Borrowings and Credit Arrangements. We recognized an immaterial loss within OCI in the first nine months of 2019 and are reclassifying the amortization of the loss from AOCI into earnings as a component of Interest expense over the same period that the hedged item affects earnings, so long as the hedge relationship remains effective. We are also continuing to reclassify in a similar manner the amortization of the gains or losses of our other previously terminated interest rate derivative instruments that were designated as cash flow hedges. The balance of the deferred loss on our terminated cash flow hedges within AOCI was immaterial as of September 30, 2019 and December 31, 2018. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of September 30, 2019 and December 31, 2018. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within the Long-term debt caption on our unaudited condensed consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of September 30, 2019 and December 31, 2018. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our derivative instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2019	December 31, 2018
Forward currency contracts	Cash flow hedge	$4,030	$3,962
Forward currency contracts	Net investment hedge	1,935	1,483
Forward currency contracts	Non-designated	3,522	5,880
Interest rate derivative contracts	Cash flow hedge	—	1,000
Total Notional Outstanding		$9,487	$12,326

The remaining time to maturity as of September 30, 2019 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Derivative			Unaudited Condensed Consolidated Statements of Operations (1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Total Amount of Line Item Presented	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2019
Forward currency contracts
Cash flow hedges	$101	$(23)	$78	Cost of products sold	$777	$(22)	$5	$(17)
Net investment hedges (2)	64	(14)	50	Interest expense	95	(12)	3	(9)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	95	1	—	1
Three Months Ended September 30, 2018
Forward currency contracts
Cash flow hedges	$58	$(13)	$45	Cost of products sold	$672	$2	$—	$2
Net investment hedges (2)	4	(1)	3	Interest expense	58	(10)	2	(8)
Nine Months Ended September 30, 2019
Forward currency contracts
Cash flow hedges	$176	$(40)	$136	Cost of products sold	$2,265	$(47)	$10	$(36)
Net investment hedges (2)	92	(21)	71	Interest expense	294	(33)	7	(25)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	294	3	(1)	2
Nine Months Ended September 30, 2018
Forward currency contracts
Cash flow hedges	$135	$(30)	$105	Cost of products sold	$2,084	$27	$(6)	$21
Net investment hedges (2)	25	(6)	19	Interest expense	177	(17)	4	(13)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	177	(1)	—	(1)

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

As of September 30, 2019, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Derivative Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$104
Forward currency contracts	Net investment hedge	Interest expense	48
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2019	2018	2019	2018
Net gain (loss) on currency hedge contracts	Other, net	$(202)	$16	$(334)	$25
Net gain (loss) on currency transaction exposures	Other, net	(4)	(23)	—	(40)
Net currency exchange gain (loss)		$(207)	$(6)	$(334)	$(15)

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the BTG Acquisition. As of September 30, 2019, we settled all outstanding contracts. We recognized a $207 million loss in the third quarter of 2019 and a $323 million loss in the first nine months of 2019 in Net gain (loss) on currency hedge contracts due to changes in fair value of the contracts.

Fair Value Measurements

FASB ASC Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures (FASB ASC Topic 820) and considering the estimated amount we would receive or pay to transfer these instruments at the reporting date given the applicable current currency exchange rates, interest rates, the creditworthiness of the counterparty for unrealized gain positions and our own creditworthiness for unrealized loss positions. In certain instances, we may utilize financial models to measure fair value of our derivative instruments. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The following are the balances of our derivative assets and liabilities:

	Location on Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		September 30, 2019	December 31, 2018
Derivative Assets:
Designated Derivative Instruments
Forward currency contracts	Other current assets	$98	$55
Forward currency contracts	Other long-term assets	358	183
		456	237
Non-Designated Derivative Instruments
Forward currency contracts	Other current assets	48	67
Total Derivative Assets		$504	$304

Derivative Liabilities:
Designated Derivative Instruments
Forward currency contracts	Other current liabilities	$3	$2
Forward currency contracts	Other long-term liabilities	5	3
Interest rate contracts	Other current liabilities	—	44
		8	49
Non-Designated Derivative Instruments
Forward currency contracts	Other current liabilities	40	31
Total Derivative Liabilities		$48	$80

(1)	We classify derivative assets and liabilities as current when the settlement date of the derivative contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2019				December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$26	$—	$—	$26	$13	$—	$—	$13
Derivative instruments	—	504	—	504	—	304	—	304
Licensing arrangements	—	—	633	633	—	—	—	—
	$26	$504	$633	$1,163	$14	$304	$—	$318
Liabilities
Derivative instruments	$—	$48	$—	$48	$—	$80	$—	$80
Contingent consideration	—	—	380	380	—	—	347	347
Licensing arrangements	—	—	341	341	—	—	—	—
	$—	$48	$720	$768	$—	$80	$347	$427

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $26 million invested in money market and government funds as of September 30, 2019, we had $249 million in interest bearing and non-interest-bearing bank accounts. In addition to $13 million invested in money market and government funds as of December 31, 2018, we had $133 million in interest bearing and non-interest-bearing bank accounts.

Our recurring fair value measurements using Level 3 inputs relates to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.

In addition, our recurring fair value measurements using Level 3 inputs relate to our licensing arrangements. In the third quarter of 2019, we acquired intellectual property and related licensing arrangements as of the result of the BTG Acquisition that provides the contractual right to receive future royalty payments. As part of the licensing arrangements we acquired, we also have the contractual obligation to remit a portion of the cash flows received to the inventors associated with the intellectual property. We have elected the fair value option to account for the licensing arrangements financial asset and financial liability in accordance with FASB ASC Topic 825, Financial Instruments.

As of September 30, 2019, we have recorded the preliminary fair values of the financial asset and financial liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The preliminary fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. As discussed in Note B – Acquisitions and Strategic Investments, given the size and breadth of the BTG Acquisition, we anticipate that the purchase price allocation will take longer than prior acquisitions and potentially up to the one year allowed under FASB ASC Topic 805 to adequately analyze all the factors used in establishing the fair value of assets acquired and liabilities assumed as of the acquisition date, including the licensing arrangements financial asset and liability and the related tax and foreign currency effects of any changes made.

The recurring Level 3 fair value measurements of our licensing arrangements include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of September 30, 2019	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$633 million	Discounted Cash Flow	Discount Rate	9%			9%
			Projected Year of Payment	2019	-	2027	2023
Financial Liability	$341 million	Discounted Cash Flow	Discount Rate	9%			9%
			Projected Year of Payment	2019	-	2027	2023

(1)
Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements financial assets and liability as of September 30, 2019.
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

The fair value of our outstanding debt obligations was $11.990 billion as of September 30, 2019 and $7.239 billion as of December 31, 2018. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, amortized cost for commercial paper and face value for term loans and credit facility borrowings outstanding. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $10.888 billion as of September 30, 2019 and $7.056 billion as of December 31, 2018. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Semi-annual Coupon Rate
			September 30, 2019	December 31, 2018
January 2020 Notes	December 2009	January 2020	$—	$850	6.000%
May 2020 Notes	May 2015	May 2020	—	600	2.850%
August 2021 Term Loan	August 2019	August 2021	1,000	—
May 2022 Notes	May 2015	May 2022	500	500	3.375%
August 2022 Term Loan	August 2019	August 2022	1,000	—
October 2023 Notes	August 2013	October 2023	450	450	4.125%
March 2024 Notes	February 2019	March 2024	850	—	3.450%
May 2025 Notes	May 2015	May 2025	750	750	3.850%
March 2026 Notes	February 2019	March 2026	850	—	3.750%
March 2028 Notes	February 2018	March 2028	1,000	1,000	4.000%
March 2029 Notes	February 2019	March 2029	850	—	4.000%
November 2035 Notes	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	—	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	—	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2049	(79)	(29)
Unamortized Gain on Fair Value Hedges		2020 - 2023	14	26
Finance Lease Obligation (1)		Various	6	6
Long-term debt			$9,590	$4,803
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

Revolving Credit Facility

As of September 30, 2019 and December 31, 2018, we maintained a $2.750 billion revolving credit facility (2018 Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options subject to certain conditions. This facility provides backing for the commercial paper program. The 2018 Credit Agreement for the 2018 Facility requires that we comply with certain covenants, including financial covenants as described within Debt Covenants below. There were no amounts outstanding under our revolving credit facility as of September 30, 2019 and December 31, 2018.

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

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the BTG Acquisition (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the BTG Acquisition (Three-Year Delayed Draw Term Loan). Borrowings are available in U.S. dollars and bear interest at LIBOR or a base rate, in each case plus an applicable margin based on our public debt ratings. We are required to pay customary ticking fees on the average daily unused commitments based on our public debt ratings. The facilities contain customary representations and covenants, as described within Debt Covenants below. The facilities contain customary events of default, which may result in the acceleration of any outstanding commitments, and also contain customary U.K. certain funds provisions. Any proceeds from the facilities will be available to finance the BTG Acquisition and pay related transaction costs, as defined by the facilities. On August 19, 2019, for the purpose of funding the BTG Acquisition, we borrowed $1.000 billion under the Two-Year Delayed Draw Term Loan and $1.000 billion under the Three-Year Delayed Draw Term Loan. As of September 30, 2019, our average interest rates on the borrowings were 3.37 percent for the Two-Year Delayed Draw Term Loan and 3.47 percent for the Three-Year Delayed Draw Term Loan.

Debt Covenants

As of and through September 30, 2019, we were in compliance with all the required covenants related to our debt obligations. For additional information regarding the terms of our debt agreements, refer to Note E – Borrowings and Credit Arrangements to our consolidated financial statements in our most recent Annual Report on Form 10-K.

All existing credit arrangements described above require that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual
	as of September 30, 2019	as of September 30, 2019
Maximum leverage ratio (1)	4.75 times	4.27 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, for the preceding four consecutive fiscal quarters.

Our covenants require that we maintain a maximum leverage ratio of 3.75 times, provided, however, that for the two consecutive fiscal quarters ended immediately following the consummation of a Qualified Acquisition, as defined by each agreement, the maximum leverage ratio shall be 4.75 times, and then subject to a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and then back to 3.75 times for each fiscal quarter end thereafter. On August 19, 2019, we announced the closing of our acquisition of BTG, a Qualified Acquisition, and our maximum leverage ratio was 4.75 times as of September 30, 2019. Refer to Note B – Acquisitions and Strategic Investments for more information.

Our covenants provide for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2019, we had $314 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of September 30, 2019, we had $1.262 billion of the litigation exclusion remaining.

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

Commercial Paper

	As of
(in millions, except maturity and yield)	September 30, 2019	December 31, 2018
Commercial paper outstanding (at par)	$1,293	$1,248
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	1,457	1,502
Weighted average maturity	40 days	27 days
Weighted average yield	2.43%	3.04%

Senior Notes

We had senior notes outstanding of $7.650 billion as of September 30, 2019 and $4.800 billion as of December 31, 2018.

In February 2019, we completed an offering of $4.300 billion in aggregate principal amount of senior notes comprised of $850 million of 3.450% senior notes due March 2024, $850 million of 3.750% senior notes due March 2026, $850 million of 4.000% senior notes due March 2029, $750 million of 4.550% senior notes due March 2039 and $1.000 billion of 4.700% senior notes due March 2049. We used a portion of the net proceeds from the offering to repay the $850 million plus accrued interest and premium of our 6.000% senior notes due in January 2020, the $600 million plus accrued interest and premium of our 2.850% senior notes due in May 2020 and the $1.000 billion plus accrued interest of our August 2019 Term Loan. In the third quarter of 2019, the remaining proceeds were used to finance a portion of the BTG Acquisition.

Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

On October 22, 2019, we announced the commencement of a cash tender offer (Tender Offer) for up to $1.000 billion combined aggregate principal amount (Aggregate Maximum Principal Amount) of our outstanding 4.125% senior notes due October 2023, 4.000% senior notes due March 2028, 3.850% senior notes due May 2025 and 3.375% senior notes due May 2022 (collectively, Tender Offer Notes). The Tender Offer is being made exclusively pursuant to an offer to purchase dated October 22, 2019, which sets forth the terms and conditions of the Tender Offer. Consummation of the Tender Offer is subject to satisfaction or waiver of the conditions described in the offer to purchase, including the financing condition that we shall have closed one or more debt financings resulting in net proceeds in an amount, together with cash on hand, not less than the amount required, upon the terms and subject to the conditions of the Tender Offer, to purchase all the securities validly tendered and accepted for purchase in the Tender Offer and to pay accrued interest thereon and fees and expenses associated therewith.

The Tender Offer will expire at midnight, Eastern Standard Time, on November 19, 2019, unless extended or terminated by us. However, because the aggregate principal amount of Tender Offer Notes validly tendered and not validly withdrawn as of the early tender date at 5:00 p.m. Eastern Standard Time, on November 4, 2019, would cause the Aggregate Maximum Principal Amount to be exceeded and we do not expect to increase the Aggregate Maximum Principal Amount, we do not expect to accept any further tenders of Tender Offer Notes.

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

Factoring Arrangements	As of September 30, 2019		As of December 31, 2018
	Amount De-recognized	Average Interest Rate	Amount De-recognized	Average Interest Rate
Euro denominated	$146	1.7%	$165	2.7%
Yen denominated	210	0.6%	195	0.9%

Refer to Note E – Borrowing and Credit Arrangements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$277	$146
Restricted cash and restricted cash equivalents included in Other current assets	357	655
Restricted cash equivalents in Other long-term assets	43	27
	$676	$829

Trade accounts receivable, net

	As of
(in millions)	September 30, 2019	December 31, 2018
Accounts receivable	$1,871	$1,676
Allowance for doubtful accounts	(75)	(68)
	$1,796	$1,608

The following is a rollforward of our allowance for doubtful accounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$73	$63	$68	$68
Net charges to expenses	8	6	19	15
Utilization of allowances	(5)	(4)	(11)	(17)
Ending balance	$75	$66	$75	$66

Inventories

	As of
(in millions)	September 30, 2019	December 31, 2018
Finished goods	$940	$760
Work-in-process	206	100
Raw materials	420	306
	$1,566	$1,166

Property, plant and equipment, net

	As of
(in millions)	September 30, 2019	December 31, 2018
Land	$112	$97
Buildings and improvements	1,160	1,100
Equipment, furniture and fixtures	3,368	3,224
Capital in progress	357	319
	4,996	4,740
Less: accumulated depreciation	3,055	2,958
	$1,942	$1,782

Depreciation expense was $79 million for the third quarter of 2019, $74 million for the third quarter of 2018, $220 million for the first nine months of 2019 and $212 million for the first nine months of 2018.

Accrued expenses

	As of
(in millions)	September 30, 2019	December 31, 2018
Legal reserves	$328	$712
Payroll and related liabilities	693	630
Rebates	280	229
Contingent consideration	112	138
Other	518	538
	$1,932	$2,246

Other long-term liabilities

	As of
(in millions)	September 30, 2019	December 31, 2018
Income taxes	$671	$739
Legal reserves	240	217
Contingent consideration	268	209
Other	1,227	717
	$2,406	$1,882

NOTE G – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, and vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term, and as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. For leases executed in 2019 and later, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 60 years, some of which may include options to extend the leases for up to 10 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

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

The following table presents supplemental balance sheet information related to our operating leases:

(in millions)	As of September 30, 2019
Assets
Operating lease right-of-use assets in Other long-term assets	$306
Liabilities
Operating lease liabilities in Other current liabilities	62
Operating lease liabilities in Other long-term liabilities	251

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

As of September 30, 2019
Weighted average remaining lease term	5.6 years
Weighted average discount rate	3.7%

Our operating lease cost was $21 million in the third quarter of 2019 and $57 million for the first nine months of 2019.

The following table presents supplemental cash flow information related to our operating leases:

(in millions)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$55

Right-of-use assets obtained in exchange for operating lease obligations totaled $84 million for the first nine months of 2019.

The following table presents the maturities of our operating lease liabilities as of September 30, 2019:

Fiscal year	Operating Leases (in millions)
2019 (excluding the first nine months of 2019)	$22
2020	76
2021	65
2022	52
2023	41
Thereafter	95
Total future minimum operating lease payments	350
Less: imputed interest	37
Present value of operating lease liabilities	$314

As of September 30, 2019, we have additional leases for office space and R&D space, that have not yet commenced, of $68 million. These leases will commence during the fourth quarter of 2019 and 2020, with lease terms of 1 month to 15 years.

NOTE H – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective tax rate from continuing operations	(38.7)%	5.3%	(1.6)%	(14.1)%

The change in our reported tax rates for the third quarter and first nine months of 2019, as compared to the same periods in 2018, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items as well as certain discrete tax items primarily related to share-based payments and the 2018 settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years.

As of September 30, 2019, we had $405 million of gross unrecognized tax benefits, of which a net $320 million, if recognized, would affect our effective tax rate. As of December 31, 2018, we had $427 million of gross unrecognized tax benefits, of which a net $332 million, if recognized, would affect our effective tax rate.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $99 million.

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

Our accrual for legal matters that are probable and estimable was $568 million as of September 30, 2019 and $929 million as of December 31, 2018 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was mainly due to settlement payments associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in other restricted cash and restricted cash equivalents balance of $357 million as of September 30, 2019 and $655 million as of December 31, 2018. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We recorded litigation-related net charges of $25 million in the third quarter of 2019 and litigation-related net credits of $108 million in the first nine months of 2019. In the first quarter of 2019, we recorded $148 million of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation in January 2019 to Litigation-related net charges (credits) on our unaudited condensed consolidated financial statements. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses on our unaudited condensed consolidated statements of operations. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen.Inc., served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas.

Product Liability Litigation

As of October 16, 2019, approximately 53,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of October 16, 2019, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,000 cases and claims, approximately 43,500 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. The pending cases are in various federal and state courts in the U.S. and include eight putative class actions. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases have been specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. There were also fewer than 25 cases in Canada, inclusive of one certified and three putative class actions and fewer than 25 claims in the United Kingdom. We have reached a tentative agreement to settle the Canadian class actions.

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

Other Proceedings

On November 1, 2017 we entered into a definitive agreement with Channel Medsystems, Inc. (Channel) pursuant to which we could have been obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire Channel. The agreement contained a provision allowing Channel to sell the remaining equity interests of the company to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests. We sent a notice of termination of that agreement to Channel in the second quarter of 2018. On September 12, 2018, Channel filed a complaint in Delaware Chancery Court against us for alleged breach of the agreement. Channel alleges that we breached the agreement by terminating it. We have answered the complaint, denied the claims by Channel and have counterclaimed to recover part of our investment in Channel, alleging fraud in the inducement. On April 2, 2019, Channel announced its receipt of FDA approval of the Cerene™ Cryotherapy Device. Trial testimony was taken in April 2019, and the post-trial briefing and hearing have been completed. During the third quarter of 2019, Channel notified us that they were exercising their option to sell the remaining equity interests in Channel to us. We responded to the notification that we did not intend to purchase Channel since the previous agreement had been terminated.

On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed, Inc., and Fortis Advisors, LLC, as a Securityholder Representative for the former Securityholders of nVision Medical Corp. filed a declaratory judgment action against BioCardia, Inc. in the United States District Court for the Northern District of California to address threats and allegations by BioCardia challenging inventorship and ownership of various patents that Boston Scientific Corporation acquired through an April 13, 2018 merger with nVision as well as related threats and allegations by BioCardia of trade secret misappropriation and unjust enrichment.

On April 18, 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc. filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC and BTG International Limited in the United States District Court for the Eastern District of Virginia. The complaint alleges that the defendants violated the Sherman Act and the antitrust and consumer protections laws of several states by pursuing patent litigation relating to ZYTIGA™ in order to delay generic entry. On June 21, 2019, the case was transferred to the United States District Court for the District of New Jersey and has been consolidated with similar complaints.

On December 21, 2017, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 28 states, and the District of Columbia. The complaint, which was filed in the United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct government sales and government-funded drug reimbursement programs. The case has been transferred to United States District Court for the District of New Jersey. On June 20, 2019, the complaint was amended to include BTG International Limited as a defendant.

Matters Concluded Since December 31, 2018

On January 15, 2019, we announced that we reached an agreement with Edwards Lifesciences Corporation (Edwards) to settle all outstanding patent disputes between us and Edwards in all venues around the world. All pending cases or appeals in courts and patent offices between the two companies have been or will be dismissed, and the parties will not litigate patent disputes related to current portfolios of transcatheter aortic valves, certain mitral valve repair devices, and left atrial appendage closure devices. Any injunctions currently in place will be lifted. Under the terms of the agreement, Edwards made a one-time payment to us of $180 million. No further royalties will be owed by either party under the agreement. All other terms remain confidential. The previously disclosed matters that have been resolved as a result of this settlement include:

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

•
On April 26, 2016, Edwards Lifesciences PVT, Inc. filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Medizintechnik GmbH, in the District Court of Düsseldorf, Germany alleging a European patent (Spenser '550) owned by Edwards is infringed by our Lotus™ Transcatheter Heart Valve System. The trial began on February 7, 2017. On March 9, 2017, the court found that we infringed the Spenser '550 patent. The Company filed an appeal. On April 13, 2018, the ‘550 patent was revoked by the European Patent Office.

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

On April 24, 2019, a class action complaint was filed in the U.S. District Court for the Southern District of New York against Boston Scientific Corporation, Michael F. Mahoney, our Chief Executive Officer, and Daniel J. Brennan, our Chief Financial Officer. The complaint alleges violations of federal securities laws based on false and/or misleading statements and failure to disclose facts related to the Company’s transvaginal surgical mesh products. On September 20, 2019, the case was dismissed with prejudice.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Weighted average shares outstanding - basic	1,393.1	1,382.8	1,390.6	1,380.0
Net effect of common stock equivalents	19.0	21.0	19.1	19.9
Weighted average shares outstanding - assuming dilution	1,412.2	1,403.9	1,409.7	1,399.8

The impact of stock options outstanding with exercise prices greater than the average fair market value of our common stock was immaterial for all periods presented.

We issued approximately two million shares of our common stock in the third quarter of 2019, approximately two million shares of our common stock in the third quarter of 2018, approximately nine million shares of our common stock in the first nine months of 2019 and approximately 10 million shares of our common stock in the first nine months of 2018, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first nine months of 2019 or 2018.

NOTE K – SEGMENT REPORTING

We have three reportable segments comprised of MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments.

Each of our reportable segments generates revenues from the sale of medical devices. We measure and evaluate our reportable segments based on reportable segment net sales, operating income of reportable segments, excluding intersegment profits, and reportable segment operating income as a percentage of reportable segment net sales. Reportable segment operating income as a percentage of reportable segment net sales is defined as operating income of reportable segments divided by reportable segment net sales. Our presentation of reportable segment net sales and operating income of reportable segments includes the impact of foreign currency fluctuations, since our chief operating decision maker (CODM) reviews operating results both including and excluding the impact of foreign currency fluctuations, and the following presentation more closely aligns to our unaudited condensed consolidated financial statements. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our CODM considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition-related items, restructuring and restructuring-related items, litigation-related items and medical device regulation charges. Although we exclude these amounts from operating income of reportable segments, they are included in Income (loss) before income taxes on the unaudited condensed consolidated statements of operations and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2019	2018	2019	2018
MedSurg	$845	$746	$2,429	$2,207
Rhythm and Neuro	780	740	2,323	2,252
Cardiovascular	1,011	908	3,009	2,806
Reportable segment net sales	2,636	2,393	7,760	7,262
BTG Acquisition(1)	71	n/a	71	n/a
Net sales	$2,707	$2,393	$7,831	$7,262

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (loss) before income taxes	2019	2018	2019	2018
MedSurg	$319	$274	$870	$807
Rhythm and Neuro	166	168	488	481
Cardiovascular	281	268	857	858
Operating income of reportable segments	766	710	2,216	2,146
BTG Acquisition(1)	16	n/a	16	n/a
Corporate expenses, including hedging activities	(75)	(97)	(215)	(297)
Intangible asset impairment charges, acquisition/divestiture-related, restructuring- and restructuring-related, litigation-related net (charges) credits and medical device regulation charges	(146)	(77)	(210)	(225)
Amortization expense	(178)	(148)	(498)	(437)
Operating income (loss)	383	388	1,308	1,187
Other expense, net	(292)	68	(615)	(61)
Income (loss) before income taxes	$91	$456	$693	$1,126

Reportable segment operating income as a percentage of reportable segment net sales	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
MedSurg	37.8%	36.8%	35.8%	36.6%
Rhythm and Neuro	21.3%	22.7%	21.0%	21.4%
Cardiovascular	27.8%	29.5%	28.5%	30.6%

(1)
For the first nine months of 2019, there have been no changes to our internal reporting structure, and accordingly, we have not revised our segment reporting or geographic presentation. We will continue to integrate the BTG Acquisition into our operations in the fourth quarter and will reassess our operating and reportable segments as well as geographic presentation for any changes related to our internal reporting structure as well as to the information regularly reviewed by the CODM. To the extent any changes in our operating and reportable segments are identified, these will be reflected in our segment reporting information in the period in which the change occurs. Our results of operations include the results of BTG following the acquisition date of August 19, 2019. The BTG Acquisition reconciling item above excludes certain adjustments that our CODM considers to be non-operational, such as acquisition-related items.

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Businesses	2019	2018	2019	2018
Endoscopy
U.S.	$277	$247	$800	$724
International	209	196	596	580
Worldwide	486	443	1,396	1,304

Urology and Pelvic Health
U.S.	257	214	737	623
International	102	89	297	280
Worldwide	359	303	1,033	904

Cardiac Rhythm Management
U.S.	284	289	860	869
International	194	186	607	594
Worldwide	478	475	1,467	1,462

Electrophysiology
U.S.	38	37	113	111
International	43	39	132	119
Worldwide	81	76	245	230

Neuromodulation
U.S.	183	155	487	446
International	39	34	125	113
Worldwide	222	189	612	559

Interventional Cardiology
U.S.	327	283	942	859
International	373	332	1,126	1,062
Worldwide	700	615	2,067	1,922

Peripheral Interventions
U.S.	155	152	466	449
International	156	142	475	436
Worldwide	311	293	942	885

BTG Acquisition(1)
Interventional Medicine	48	n/a	48	n/a
Specialty Pharmaceuticals	23	n/a	23	n/a
Worldwide	71	n/a	71	n/a

Net Sales	$2,707	$2,393	$7,831	$7,262

(1)
For the first nine months of 2019, there have been no changes to our internal reporting structure, and accordingly, we have not revised our segment reporting or geographic presentation. We will continue to integrate the BTG Acquisition into our operations in the fourth quarter and will reassess our operating and reportable segments as well as geographic presentation for any changes related to our internal reporting structure as well as to the information regularly reviewed by the CODM. To the extent any changes in our operating and reportable segments are identified, these will be reflected in our segment reporting information in the period in which the change occurs. Our results of operations include the results of BTG following the acquisition date of August 19, 2019. BTG net sales are substantially U.S. based.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions (Excluding BTG Acquisition)	2019	2018	2019	2018
U.S.	$1,521	$1,375	$4,402	$4,078
EMEA (Europe, Middle East and Africa)	530	498	1,662	1,619
APAC (Asia-Pacific)	484	425	1,402	1,282
Latin America and Canada	101	94	293	282
BTG Acquisition(1) (Worldwide)	71	n/a	71	n/a
Net Sales	$2,707	$2,393	$7,831	$7,262

Emerging Markets(2) (Excluding BTG Acquisition)	$310	$267	$925	$812

(1)	Our results of operations include the results of BTG following the acquisition date of August 19, 2019. BTG net sales are substantially U.S. based.

(2)
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

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $398 million as of September 30, 2019 and $373 million as of December 31, 2018. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $35 million in the third quarter of 2019 and $107 million in the first nine months of 2019 that was included in the above December 31, 2018 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2019	$(46)	$150	$—	$(26)	$78
Other comprehensive income (loss) before reclassifications	7	78	—	—	86
(Income) loss amounts reclassified from accumulated other comprehensive income	(9)	(16)	—	—	(26)
Total other comprehensive income (loss)	(2)	62	—	—	60
Balance as of September 30, 2019	$(48)	$213	$—	$(26)	$138

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2018	$(68)	$79	$—	$(27)	$(16)
Other comprehensive income (loss) before reclassifications	2	45	—	—	47
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	1	—	—	(7)
Total other comprehensive income (loss)	(6)	47	—	—	40
Balance as of September 30, 2018	$(74)	$126	$—	$(27)	$25

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2018	$(53)	$111	$—	$(25)	$33
Other comprehensive income (loss) before reclassifications	30	136	—	(1)	165
(Income) loss amounts reclassified from accumulated other comprehensive income	(25)	(34)	—	—	(59)
Total other comprehensive income (loss)	4	102	—	(1)	105
Balance as of September 30, 2019	$(48)	$213	$—	$(26)	$138

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Available-for-Sale Securities	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2017	$(32)	$1	$(1)	$(27)	$(59)
Other comprehensive income (loss) before reclassifications	(29)	105	—	—	76
(Income) loss amounts reclassified from accumulated other comprehensive income	(13)	20	1	—	8
Total other comprehensive income (loss)	(42)	125	—	—	82
Balance as of September 30, 2018	$(74)	$126	$—	$(27)	$25

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

The Net change in defined benefit pensions and other items before reclassifications and reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the third quarter and first nine months of 2019 and 2018.

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

Standards to be Implemented

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Update No. 2016-13). The purpose of Update No. 2016-13 is to replace the current incurred loss impairment methodology for financial assets measured at amortized cost with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information, including forecasted information, to develop credit loss estimates. Update No. 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. We plan to adopt Update No. 2016-13 in the first quarter of 2020, and we are in the process of determining the effect that the adoption will have on our financial position and results of operations.

ASC Update No. 2018-15

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Update No. 2018-15). The purpose of Update No. 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Update No. 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period. We plan to adopt Update No. 2018-15 in the first quarter of 2020, and we are in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

On August 19, 2019, we announced the closing of our acquisition of BTG plc (BTG Acquisition or BTG), a public company organized under the laws of England and Wales. BTG has three key portfolios, the largest of which is its interventional medicine portfolio (Interventional Medicine) that encompasses interventional oncology therapeutic technologies for patients with liver and kidney cancers, as well as a vascular portfolio for treatment of deep vein thrombosis, pulmonary embolism, deep venous obstruction and superficial venous disease. In addition to the Interventional Medicine product lines, the BTG Acquisition also includes a specialty pharmaceutical business (Specialty Pharmaceuticals) comprised of acute care antidotes to treat overexposure to certain medications and toxins and a licensing portfolio (Licensing) that generates net royalties related to BTG intellectual property and product license agreements.

Financial Summary

Three Months Ended September 30, 2019

Our net sales for the third quarter of 2019 were $2.707 billion, as compared to $2.393 billion for the third quarter of 2018. This increase of $314 million, or 13.1 percent, included operational net sales growth of 14.2 percent and the negative impact of 110 basis points from foreign currency fluctuations.1 Operational net sales included $122 million in the third quarter of 2019 due to the acquisitions of Claret Medical, Inc. (Claret) in the third quarter of 2018, Augmenix, Inc. (Augmenix) in the fourth quarter of 2018, Vertiflex, Inc. (Vertiflex) in the second quarter of 2019 and BTG in the third quarter of 2019, each with no prior period related net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the third quarter of 2019 was $126 million, or $0.09 per diluted share. Our reported results for the third quarter of 2019 included certain charges and/or credits totaling $424 million (after-tax), or $0.30 per diluted share. Excluding these items, adjusted net income for the third quarter of 2019 was $550 million, or $0.39 per diluted share.1

Our reported net income for the third quarter of 2018 was $432 million, or $0.31 per diluted share. Our reported results for the third quarter of 2018 included certain charges and/or credits totaling $53 million (after-tax), or $0.04 per diluted share. Excluding these items, adjusted net income for the third quarter of 2018 was $485 million, or $0.35 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended September 30, 2019
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$126	$0.09
Non-GAAP adjustments:
Medical device regulation charges	2	0.00
Amortization expense	157	0.11
Acquisition/divestiture-related net charges (credits)	236	0.17
Restructuring and restructuring-related net charges (credits)	12	0.01
Litigation-related net charges (credits)	19	0.01
Investment impairment charges	1	0.00
Discrete tax items	(2)	(0.00)
Adjusted net income	$550	$0.39

	Three Months Ended September 30, 2018
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$432	$0.31
Non-GAAP adjustments:
Amortization expense	132	0.09
Acquisition-related net charges (credits)	(107)	(0.08)
Restructuring and restructuring-related net charges (credits)	12	0.01
Litigation-related net charges (credits)	14	0.01
Investment impairment charges	3	0.00
Adjusted net income	$485	$0.35

Nine Months Ended September 30, 2019

Our net sales for the first nine months of 2019 were $7.831 billion, as compared to $7.262 billion for the first nine months of 2018. This increase of $569 million, or 7.8 percent, included operational net sales growth of 10.0 percent and the negative impact of 220 basis points from foreign currency fluctuations. Operational net sales included $198 million in the first nine months of 2019 due to the acquisitions of NxThera, Inc. (NxThera) in the second quarter of 2018, Claret in the third quarter of 2018, Augmenix in the fourth quarter of 2018, Vertiflex in the second quarter of 2019 and BTG in the third quarter of 2019, each with no prior period related net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first nine months of 2019 was $704 million, or $0.50 per diluted share. Our reported results for the first nine months of 2019 included certain charges and/or credits totaling $887 million (after-tax), or $0.63 per diluted share. Excluding these items, adjusted net income for the first nine months of 2019 was $1.590 billion, or $1.13 per diluted share.

Our reported net income for the first nine months of 2018 was $1.285 billion, or $0.92 per diluted share. Our reported results for the first nine months of 2018 included certain charges and/or credits totaling $223 million (after-tax), or $0.16 per diluted share. Excluding these items, adjusted net income for the first nine months of 2018 was $1.508 billion, or $1.08 per diluted share.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Nine Months Ended September 30, 2019
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$704	$0.50
Non-GAAP adjustments:
Medical device regulation charges	2	0.00
Amortization expense	444	0.31
Intangible asset impairment charges	97	0.07
Acquisition/divestitures-related net charges (credits)	391	0.28
Restructuring and restructuring-related net charges (credits)	31	0.02
Litigation-related net charges (credits)	(96)	(0.07)
Investment impairment charges	3	0.00
Discrete tax items	16	0.01
Adjusted net income	$1,590	$1.13

	Nine Months Ended September 30, 2018
(in millions, except per share data)	Net income (loss)	Impact per share
GAAP net income (loss)	$1,285	$0.92
Non-GAAP adjustments:
Amortization expense	380	0.27
Intangible asset impairment charges	31	0.02
Acquisition-related net charges (credits)	(79)	(0.06)
Restructuring and restructuring-related net charges (credits)	47	0.03
Litigation-related net charges (credits)	14	0.01
Investment impairment charges	7	0.01
Discrete tax items	(177)	(0.13)
Adjusted net income	$1,508	$1.08

Cash provided by operating activities was $1.144 billion for the first nine months of 2019. As of September 30, 2019, we had total debt of $10.888 billion, Cash and cash equivalents of $277 million and working capital of $593 million. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported basis:

	Three Months Ended September 30,
(in millions)	2019	2018	Change
Endoscopy	$486	$443	9.6%
Urology and Pelvic Health	359	303	18.6%
MedSurg	845	746	13.2%
Cardiac Rhythm Management	478	475	0.6%
Electrophysiology	81	76	5.8%
Neuromodulation	222	189	17.5%
Rhythm and Neuro	780	740	5.4%
Interventional Cardiology	700	615	13.9%
Peripheral Interventions	311	293	5.9%
Cardiovascular	1,011	908	11.3%
Interventional Medicine	48	n/a	n/a
Specialty Pharmaceuticals	23	n/a	n/a
BTG Acquisition(1)	71	n/a	n/a
Net Sales	$2,707	$2,393	13.1%

	Nine Months Ended September 30,
(in millions)	2019	2018	Change
Endoscopy	$1,396	$1,304	7.1%
Urology and Pelvic Health	1,033	904	14.3%
MedSurg	2,429	2,207	10.0%
Cardiac Rhythm Management	1,467	1,462	0.3%
Electrophysiology	245	230	6.4%
Neuromodulation	612	559	9.4%
Rhythm and Neuro	2,323	2,252	3.2%
Interventional Cardiology	2,067	1,922	7.6%
Peripheral Interventions	942	885	6.5%
Cardiovascular	3,009	2,806	7.2%
Interventional Medicine	48	n/a	n/a
Specialty Pharmaceuticals	23	n/a	n/a
BTG Acquisition(1)	71	n/a	n/a
Net Sales	$7,831	$7,262	7.8%

(1)
For the first nine months of 2019, there have been no changes to our internal reporting structure, and accordingly, we have not revised our segment reporting or geographic presentation. We will continue to integrate the BTG Acquisition into our operations in the fourth quarter and will reassess our operating and reportable segments as well as geographic presentation for any changes related to our internal reporting structure as well as to the information regularly reviewed by the chief operating decision maker (CODM). To the extent any changes in our operating and reportable segments are identified, these will be reflected in our segment reporting information in the period in which the change occurs. Our results of operations include the results of BTG following the acquisition date of August 19, 2019. BTG net sales are substantially U.S. based.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies.

Our net sales of Endoscopy products of $486 million represented 18 percent of our consolidated net sales for the third quarter of 2019. Our Endoscopy net sales increased $42 million, or 9.6 percent, in the third quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 10.4 percent and a negative impact of 80 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by growth in our biliary franchise with both our SpyGlass™ DS Direct Visualization System, AXIOS™ Stent and Electrocautery Enhanced Delivery System, our hemostasis franchise featuring our Resolution 360™ Clip and our infection prevention products.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies.

Our net sales of Urology and Pelvic Health products of $359 million represented 13 percent of our consolidated net sales for the third quarter of 2019. Our Urology and Pelvic Health net sales increased $56 million, or 18.6 percent, in the third quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 19.4 percent and a negative impact of 80 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily attributable to growth in sales of our prostate health product family, including the SpaceOAR™ Hydrogel System purchased as part of our Augmenix acquisition in the fourth quarter of 2018 and the Rezūm™ System purchased as part of our NxThera acquisition in the second quarter of 2018, and our stone franchise, including our LithoVue™ Digital Flexible Ureteroscope.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities.

Our net sales of Cardiac Rhythm Management products of $478 million represented 18 percent of our consolidated net sales for the third quarter of 2019. Our Cardiac Rhythm Management net sales increased $3 million, or 0.6 percent, in the third quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 1.8 percent and a negative impact of 120 basis points from foreign currency fluctuations, compared to the prior year period. The year-over-year increase was primarily due to the global strength of our cardiac resynchronization therapy defibrillator (CRT-D), implantable cardioverter defibrillator (ICD) and subcutaneous implantable cardiac defibrillator (S-ICD) products. Our CRT-D and ICD growth was driven by the ongoing global commercialization of our RESONATE™ family of ICD and CRT-D devices which includes our HeartLogic™ Heart Failure (HF) Diagnostic and our CRT-D product replacement cycle driving market share growth. Our defibrillator growth was partially offset by declines in our pacemaker portfolio due to share loss in certain markets as a result of competitive products.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart.

Our net sales of Electrophysiology products of $81 million represented 3 percent of our consolidated net sales for the third quarter of 2019. Our Electrophysiology net sales increased $4 million, or 5.8 percent, in the third quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 7.0 percent and a negative impact of 120 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by global expansion of our Rhythmia™ Mapping System products and capital equipment offerings, expanded portfolio of navigation enabled open-irrigated catheters, including our Blazer IntellaNav MiFi™ Open-Irrigated catheter, and advanced diagnostic catheters, including the IntellaMap Orion™ Mapping Catheter. Our growth was partially offset by softer performance across our portfolio of core diagnostic and therapeutic devices.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain.

Our net sales of Neuromodulation products of $222 million represented 8 percent of our consolidated net sales for the third quarter of 2019. Our Neuromodulation net sales increased $33 million, or 17.5 percent, in the third quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 18.3 percent and a negative impact of 80 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily due to sales performance of our deep brain stimulation (DBS) systems, international markets and Superion™ Indirect Decompression System purchased as part of our Vertiflex acquisition in the second quarter of 2019.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and other cardiovascular disorders, including structural heart conditions.

Our net sales of Interventional Cardiology products of $700 million represented 26 percent of our consolidated net sales for the third quarter of 2019. Our Interventional Cardiology net sales increased $85 million, or 13.9 percent, in the third quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 15.3 percent and a negative impact of 140 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by strong sales growth in our structural heart therapies, including our ACURATE™ Transcatheter Aortic Valve Replacement (TAVR), our LOTUS Edge™ Aortic Valve System as well as our Sentinel™ Cerebral Embolic Protection System purchased as part of our Claret acquisition in the third quarter of 2018. In addition, sales of our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device continued to contribute to our strong growth, along with our complex percutaneous coronary interventions (PCI) product offerings. Our growth was partially offset by declines in sales of our coronary stent product offerings.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer.

Our net sales of Peripheral Interventions products of $311 million represented 11 percent of our consolidated net sales for the third quarter of 2019. Our Peripheral Interventions net sales increased $17 million, or 5.9 percent, in the third quarter of 2019, compared to the prior year period. This increase included operational net sales growth of 6.9 percent and a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by our Eluvia™ Drug Eluting Vascular Stent System, peripheral angioplasty balloon technologies, atherectomy technologies and sales growth in China.

Emerging Markets (Excluding BTG Acquisition)

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets; effective January 1, 2019, we updated our list of Emerging Market countries. The revision had an immaterial impact on prior year Emerging Markets sales. Our current list is comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 11 percent of our consolidated net sales in the third quarter of 2019 and 11 percent in the third quarter of 2018. In the third quarter of 2019, our Emerging Markets net sales grew 16.1 percent on a reported basis including operational net sales growth of 19.3 percent and a negative impact of 320 basis points from foreign currency fluctuations, compared to the prior year period.

Gross Profit

Our Gross profit was $1.930 billion for the third quarter of 2019, $1.720 billion for the third quarter of 2018, $5.566 billion for the first nine months of 2019 and $5.179 billion for the first nine months of 2018. As a percentage of net sales, our Gross profit decreased to 71.3 percent in the third quarter of 2019, as compared to 71.9 percent in the third quarter of 2018. As a percentage of net sales, our Gross profit decreased to 71.1 percent in the first nine months of 2019, as compared to 71.3 percent in the first nine months of 2018. The following is a reconciliation of our gross profit margins and a description of the drivers of the changes from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2018	71.9%	71.3%
Manufacturing cost reductions	0.9	0.8
Sales pricing and mix	(0.6)	(0.7)
Inventory step-up due to acquisition accounting	(0.5)	(0.2)
Net impact of foreign currency fluctuations	0.6	0.8
All other, including inventory charges and other period expense	(1.0)	(0.9)
Gross profit margin - period ended September 30, 2019	71.3%	71.1%

The primary factors contributing to the decrease in our gross profit margin in the third quarter and first nine months of 2019, as compared to the same periods in 2018, was unfavorable product mix and period expenses, partially offset by the positive impacts of cost reductions resulting from our process improvement programs and restructuring programs. In addition, foreign currency fluctuations positively impacted gross profit margin in 2019. In connection with the BTG Acquisition, we recorded a step-up in value from the manufacturing cost of the inventory acquired to fair value as of the acquisition date. The step-up in value is amortized through Cost of products sold over the average estimated inventory turnover period.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$1,012	37.4%	$870	36.4%	$2,849	36.4%	$2,616	36.0%
Research and development (R&D) expenses	306	11.3%	289	12.1%	866	11.1%	825	11.4%
Royalty expense	15	0.6%	17	0.7%	48	0.6%	52	0.7%

SG&A Expenses

In the third quarter of 2019, our SG&A expenses increased $142 million, or 16 percent, as compared to the third quarter of 2018 and were 100 basis points higher as a percentage of net sales. In the first nine months of 2019, our SG&A expenses increased $233 million, or nine percent, as compared to the first nine months of 2018 and were 40 basis points higher as a percentage of net sales. The increase in SG&A expenses as a percentage of net sales for the third quarter and first nine months of 2019, as compared to the same periods in the prior year, was due to increased acquisition-related charges primarily associated with the BTG Acquisition partially offset by ongoing optimization initiatives. For the first nine months of 2019, these increased SG&A expenses were also partially offset by a $25 million net gain recorded in the first quarter primarily associated with a portion of the Edwards litigation settlement. For further details regarding the presentation of the Edwards litigation settlement see Litigation-related net charges (credits) below.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the third quarter of 2019, our R&D expenses increased $17 million, or six percent, as compared to the third quarter of 2018 and were 80 basis points lower as a percentage of net sales. In the first nine months of 2019, our R&D expenses increased $41 million, or five percent, as compared to the first nine months of 2018, and were 30 basis points lower as a percentage of net sales. R&D expenses increased in the third quarter and first nine months of 2019, as compared to the same periods in the prior year, as a result of investments across our businesses and in recent acquisitions in order to maintain a pipeline of new products that we believe will enhance the lives of patients worldwide and contribute to profitable sales growth. The decrease in R&D expenses as a percentage of net sales in both periods of 2019 was attributable to leverage from increased sales.

Royalty Expense

In the third quarter of 2019, our Royalty expense decreased $1 million, or eight percent, as compared to the third quarter of 2018, and was 10 basis points lower as a percentage of net sales. In the first nine months of 2019, our Royalty expense decreased $4 million, or eight percent, as compared to the first nine months of 2018, and was 10 basis points lower as a percentage of net sales. The decrease in Royalty expense in the third quarter and first nine months of 2019, as compared to the same periods in the prior year, relates primarily to expired royalties in certain countries.

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Amortization expense	$178	$148	$498	$437
Intangible asset impairment charges	—	—	105	35
Contingent consideration expense (benefit)	8	(13)	(9)	(12)
Restructuring charges (credits)	3	3	10	20
Restructuring-related charges (credits)	11	12	28	38
Litigation-related net charges (credits)	25	18	(108)	18

Amortization Expense

In the third quarter of 2019, our Amortization expense increased $29 million, or 20 percent, as compared to third quarter of 2018. In the first nine months of 2019, our Amortization expense increased $62 million, or 14 percent, as compared to first nine months of 2018. The increase in Amortization expense in the third quarter and first nine months of 2019, as compared to the same periods in the prior year, was primarily due to amortizable intangible assets acquired as part of our recent acquisitions.

Intangible Asset Impairment Charges

In the first nine months of 2019 and 2018, our Intangible asset impairment charges were primarily associated with technology-related amortizable intangible assets.

Contingent Consideration Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded a net expense in the third quarter of 2019, a net benefit in the third quarter of 2018, a net benefit in the first nine months of 2019 and a net benefit in the first nine months of 2018. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring and Restructuring-related Activities

In the third quarter and first nine months of 2019 and 2018, our restructuring and restructuring-related charges were immaterial.

Refer to Note G – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional details related to our restructuring plans.

Litigation-related net charges (credits)

Litigation-related net charges (credits) included for the first nine months of 2019 a gain of $148 million recorded in the first quarter of 2019, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses. As such, a portion of the related gain from this settlement was recorded in SG&A expenses on our unaudited condensed consolidated statements of operations.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense (in millions)	$(95)	$(58)	$(294)	$(177)
Average borrowing rate	3.5%	3.2%	4.1%	3.6%

Interest expense increased in the third quarter of 2019, as compared to the same period in the prior year, primarily due to the increase in our average debt balance following the February 2019 senior notes offering. A portion of the proceeds from the February 2019 senior notes offering were used to finance the BTG Acquisition. In addition, Interest expense in the first nine months of 2019 included debt extinguishment charges and accelerated debt issuance costs incurred following our February 2019 senior notes offering and subsequent repayment of $1.450 billion in existing senior notes and termination of the Bridge Facility. Refer to Liquidity and Capital Resources and Note D – Hedging Activities and Fair Value Measurements and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations and related derivative instruments and hedging activities.

Other, net

The following are the components of Other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Interest income	$8	$—	$29	$2
Net foreign currency gain (loss)	(207)	(6)	(334)	(15)
Net gains (losses) on investments	(5)	137	(17)	135
Other income (expense), net	7	(4)	—	(6)
	$(197)	$126	$(322)	$116

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the BTG Acquisition. As of September 30, 2019, we settled all outstanding contracts. We recognized a $207 million loss in the third quarter of 2019 and a $323 million loss in the first nine months of 2019 in Other, net due to changes in fair value of the contracts. These amounts are included in Acquisition/divestiture-related net charges (credits) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

We recorded gains of $142 million in the third quarter of 2018 and $182 million in the first nine months of 2018 based on the difference between the book values and the fair values of our previously-held investments immediately prior to the acquisition dates. The aggregate fair value of our previously-held investments immediately prior to the acquisition dates was $251 million. We remeasured the fair value of each previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. Gains and losses recorded on previously-held investments are excluded by management for purposes of evaluating operating performance and are presented within Acquisition/divestiture-related net charges (credits).

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective tax rate from continuing operations	(38.7)%	5.3%	(1.6)%	(14.1)%

The change in our reported tax rates for the third quarter and first nine months of 2019, as compared to the same periods in 2018, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition-related items, restructuring items, litigation-related items as well as certain discrete tax items primarily related to share-based payments and the 2018 settlement of our transfer pricing dispute with the Internal Revenue Service (IRS) for the 2001 through 2010 tax years.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the nine months ended September 30, 2019, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of September 30, 2019, we had $277 million of unrestricted Cash and cash equivalents on hand, comprised of $26 million invested in money market and government funds and $249 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. We also have access to our $2.750 billion commercial paper program, which is backed by our 2018 revolving credit facility. As of September 30, 2019, we had $1.293 billion in commercial paper debt outstanding resulting in an additional $1.457 billion of available liquidity.

On August 19, 2019, for the purpose of funding the BTG Acquisition, as described in Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, we borrowed $1.000 billion under the Two-Year Delayed Draw Term Loan, which matures on August 19, 2021, and $1.000 billion under the Three-Year Delayed Draw Term Loan, which matures on August 19, 2022. As of September 30, 2019, we had $1.000 billion outstanding under our Two-Year Delayed Draw Term Loan and $1.000 billion outstanding under our Three-Year Delayed Draw Term Loan presented within Long-term debt on our accompanying unaudited condensed consolidated balance sheets. As of December 31, 2018, we had no amounts borrowed under the Two-Year Delayed Draw Term Loan and Three-Year Delayed Draw Term Loan.

In February 2019, we completed an offering of $4.300 billion in aggregate principal amount of senior notes. We used a portion of the net proceeds from the offering to repay the $850 million plus accrued interest and premium of our 6.000% senior notes due in January 2020 (January 2020 Notes), the $600 million plus accrued interest and premium of our 2.850% senior notes due in May 2020 (May 2020 Notes) and the $1.000 billion plus accrued interest of our August 2019 Term Loan. In the third quarter of 2019, the remaining proceeds were used to finance a portion of the BTG Acquisition.

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

In addition, we are initiating a process to explore the divestiture of the royalty stream associated with the Zytiga™ licensing arrangements obtained as part of the BTG Acquisition.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2019	2018
Cash provided by (used for) operating activities	$1,144	$291
Cash provided by (used for) investing activities	(4,992)	(1,326)
Cash provided by (used for) financing activities	3,697	1,007

Operating Activities

In the first nine months of 2019, cash provided by operating activities increased $853 million as compared to the first nine months of 2018. The increase was primarily due to the one-time settlement payment of $180 million that we received from Edwards Lifesciences Corporation in January 2019 and the IRS final net tax settlement payment of $303 million plus $307 million of estimated interest that we remitted in the second quarter of 2018.

Investing Activities

In the first nine months of 2019, cash used for investing activities primarily included Payments for acquisitions of businesses, net of cash acquired of $4.382 billion relating to our acquisitions of BTG, Vertiflex and Millipede, Inc. (Millipede), Purchases of property, plant and equipment of $275 million, Payments for investments and acquisitions of certain technologies of $137 million and Proceeds from divestiture of certain businesses of $90 million relating to the sale of our drug-eluting and bland embolic microsphere portfolio to Varian Medical Systems, Inc. (Varian) in connection with the BTG Acquisition. Cash used for investing activities also included Payments for settlements of hedge contracts of $294 million relating to certain of our non-designated forward currency contracts entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the BTG Acquisition. As of September 30, 2019, we settled all outstanding contracts, resulting in a cumulative loss and cash payment of $294 million. Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information.

In the first nine months of 2018, cash used for investing activities primarily included Payments for acquisitions of businesses, net of cash acquired of $968 million relating to our acquisitions including NxThera, Claret, Cryterion Medical, Inc. (Cryterion) and nVision Medical Corporation (nVision), Purchases of property, plant and equipment of $210 million and Payments for investments and acquisitions of certain technologies of $148 million, including our $90 million investment in Millipede.

Financing Activities

Our cash flows provided by financing activities primarily related to issuances and repayments of debt in the first nine months of 2019 and 2018. In the first nine months of 2019, our cash flows provided by financing activities primarily included Proceeds from long-term borrowings, net of debt issuance costs of $6.243 billion, Payments on long-term borrowings and debt extinguishment costs of $1.472 billion and Payments on short-term borrowings of $1.000 billion.

In the first nine months of 2018, our cash flows provided by financing activities primarily included Proceeds from short-term borrowings, net of debt issuance costs of $999 million, Proceeds from long-term borrowings, net of debt issuance costs of $989 million, Payments on long-term borrowings and debt extinguishment costs of $602 million and net decrease in commercial paper of $403 million.

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	September 30, 2019	December 31, 2018
Current debt obligations	$1,297	$2,253
Long-term debt	9,590	4,803
Total debt	$10,888	$7,056

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	September 30, 2019	December 31, 2018
Fixed-rate debt instruments	$7,586	$4,797
Variable rate debt instruments	3,301	2,259
Total debt	$10,888	$7,056

As of and through September 30, 2019, we were in compliance with all the required covenants related to our debt obligations.

On October 22, 2019, we announced the commencement of a cash tender offer (Tender Offer) for up to $1.000 billion combined aggregate principal amount (Aggregate Maximum Principal Amount) of our outstanding 4.125% senior notes due October 2023, 4.000% senior notes due March 2028, 3.850% senior notes due May 2025 and 3.375% senior notes due May 2022 (collectively, Tender Offer Notes). The Tender Offer is being made exclusively pursuant to an offer to purchase dated October 22, 2019, which sets forth the terms and conditions of the Tender Offer. Consummation of the Tender Offer is subject to satisfaction or waiver of the conditions described in the offer to purchase, including the financing condition that we shall have closed one or more debt financings resulting in net proceeds in an amount, together with cash on hand, not less than the amount required, upon the terms and subject to the conditions of the Tender Offer, to purchase all the securities validly tendered and accepted for purchase in the Tender Offer and to pay accrued interest thereon and fees and expenses associated therewith.

The Tender Offer will expire at midnight, Eastern Standard Time, on November 19, 2019, unless extended or terminated by us. However, because the aggregate principal amount of Tender Offer Notes validly tendered and not validly withdrawn as of the early tender date at 5:00 p.m. Eastern Standard Time, on November 4, 2019, would cause the Aggregate Maximum Principal Amount to be exceeded and we do not expect to increase the Aggregate Maximum Principal Amount, we do not expect to accept any further tenders of Tender Offer Notes.

We expect these proposed transactions to be effectively leverage neutral. We do not expect the Tender Offer or any financing to fund the Tender Offer to materially impact our compliance with existing debt covenants.

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
Equity
We received $113 million in the first nine months of 2019 and $94 million in the first nine months of 2018 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.
We did not repurchase any shares of our common stock in the first nine months of 2019 or 2018. As of September 30, 2019, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.

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

On August 21, 2019, we completed the sale of our drug-eluting and bland embolic microsphere portfolio to Varian in connection with the BTG Acquisition. The transaction price consists of an upfront cash payment of $90 million, a portion of which is allocated to the fair value of the services to be rendered under the Transition Services Agreement and Transition Manufacturing Agreement entered into with Varian as part of this transaction. Additionally, we transferred certain contingent consideration arrangements arising from our initial acquisition of the portfolio to Varian and agreed to indemnify Varian for any payments ultimately arising under the terms of the contingent consideration arrangement. Accordingly, as part of the disposal, we recorded a liability of $16 million related to this guarantee to recognize the fair value of the obligation resulting from the indemnifications. The maximum amount payable under this guarantee is $200 million. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

To calculate adjusted net income (earnings) and adjusted net income (earnings) per share we exclude certain charges (credits) from GAAP net income. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item. The following is an explanation of each incremental or revised adjustment type that management excluded as part of these non-GAAP financial measures, since our most recent Annual Report on Form 10-K, as well as the reason for excluding each item:

•
Acquisition / divestiture-related net charges (credits) or payments- These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) due diligence, deal fees and costs, inventory step-up amortization, integration and exit costs, other fees, and accelerated compensation expense; and (d) separation costs and gains primarily associated with the sale of a business or portion of a business. The contingent consideration adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration payments. Due diligence, deal fees, inventory step-up amortization, integration and exit costs include legal, tax, severance and other expenses and gains associated with prior and potential future acquisitions and divestitures can be highly variable and not representative of ongoing operations. Deal fees and costs in 2019 included expenses for instruments entered into solely for the purpose of financing or hedging the BTG Acquisition, including net interest expense and hedging expenses. Subsequent to September 30, 2019, we did not incur and will not incur any hedging gains or losses related to the BTG Acquisition, and we are not classifying interest expense as an acquisition / divestiture-related item. Acquisition / divestiture-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•
Medical device regulation charges or payments- These adjustments represent incremental costs or payments specific to complying with the new European Union Medical Device Regulation (EU MDR) for previously registered products. EU MDR is a replacement of the existing European Medical Devices Directive (MDD) regulatory framework, and manufacturers of currently marketed medical devices are required to comply with EU MDR beginning in May 2020. We expect to incur expenditures in connection with the new registration of medical devices that previously had been registered under MDD. We consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, these expenditures are not considered to be ordinary course expenditures in connection with regulatory matters. As such, these medical device regulation charges are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

The GAAP financial measures most directly comparable to adjusted net income and adjusted net income per share are GAAP net income and GAAP net income per share.

To calculate operational net sales growth rates, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior period. The

GAAP financial measure most directly comparable to operational growth rate percentages is growth rate percentages using net sales on a GAAP basis.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $9.487 billion as of September 30, 2019 and $11.326 billion as of December 31, 2018. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $456 million as of September 30, 2019 as compared to $181 million as of December 31, 2018. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $558 million as of September 30, 2019 as compared to $222 million as of December 31, 2018. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2019 and $1.000 billion outstanding in the contract amount as of December 31, 2018. As of September 30, 2019, $7.650 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 70 percent of our total debt. As of September 30, 2019, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the purchase price of the BTG Acquisition. As of September 30, 2019, we settled all outstanding contracts, resulting in a cumulative loss on the contracts of $294 million that was recognized over time in earnings as we adjusted for changes in fair value until the final fair value was determined at maturity. We recognized a $207 million loss in the third quarter of 2019 and a $323 million loss in the first nine months of 2019 in Other, net due to changes in fair value of the contracts.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the three month period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 19, 2019, we announced the closing of our acquisition of BTG plc (BTG). In accordance with the SEC Staff interpretive guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business's internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. As such, we intend to exclude BTG from our annual assessment of internal controls over financial reporting as of December 31, 2019, as the acquisition was completed on August 19, 2019. BTG represents 17 percent of our total assets as of September 30, 2019 and 1 percent of our total revenues for the first nine months of 2019.

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
International net sales, excluding sales from the BTG Acquisition, accounted for 42 percent in the third quarter and 43 percent in the first nine months of 2019 of our global net sales. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in health care financing and payment systems and health care delivery systems, local product preferences and requirements, including preferences for local manufacturers, workforce instability, less intellectual property protection in certain countries than exists in the U.S. and, in certain foreign countries, longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
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

In a referendum on June 23, 2016, voters approved the exit of the United Kingdom (UK) from the European Union (EU). Following a formal notification by the UK to the EU that it intends to leave the EU, and after several extensions to the deadline for doing so agreed between the UK and the EU, the current date on which the UK will legally withdraw from the EU is January 31, 2020. However, there will be a general election in the UK on December 12, 2019 in which all seats of the House of Commons will be contested, and the composition of the House of Commons after the election will determine the identity of the Prime Minister and the government. This will affect the terms of its withdrawal and the nature of its future relationship with the EU, which are still being decided, with the various major parties offering significantly different visions for whether and how the UK will withdraw from the EU and the subsequent relationship with the EU. Future exit of the UK from the EU will have numerous consequences in all areas of our business, including, economic, regulatory and operational, and the actual impact depends on the ultimate outcome, and is very difficult to assess at this time. Changes in industry regulations could have an effect on existing CE certificates being renewed and new certificates being issued which would impact the ability to trade; however, it is impossible to assess the full impact at this stage.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2019.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer