Form 10-Q
period 2020-03-31
BOSTON SCIENTIFIC CORP
filed 2020-05-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of April 30, 2020 was 1,399,350,122.

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Net sales	$2,543	$2,493
Cost of products sold	806	730
Gross profit	1,737	1,763

Operating expenses:
Selling, general and administrative expenses	978	869
Research and development expenses	300	280
Royalty expense	12	16
Amortization expense	201	160
Intangible asset impairment charges	198	67
Contingent consideration expense (benefit)	(108)	(28)
Restructuring charges (credits)	10	6
Litigation-related net charges (credits)	—	(148)
	1,591	1,222
Operating income (loss)	146	541

Other income (expense):
Interest expense	(88)	(109)
Other, net	(36)	25
Income (loss) before income taxes	22	457
Income tax expense (benefit)	12	33
Net income (loss)	$11	$424

Net income (loss) per common share — basic	$0.01	$0.31
Net income (loss) per common share — assuming dilution	$0.01	$0.30

Weighted-average shares outstanding
Basic	1,397.4	1,387.7
Assuming dilution	1,413.5	1,408.4

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Net income (loss)	$11	$424
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(177)	6
Net change in derivative financial instruments	75	49
Net change in defined benefit pensions and other items	—	(1)
Total other comprehensive income (loss)	(101)	54
Total comprehensive income (loss)	$(91)	$479

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$370	$217
Trade accounts receivable, net	1,577	1,828
Inventories	1,628	1,579
Prepaid income taxes	205	195
Other current assets	1,043	880
Total current assets	4,823	4,699
Property, plant and equipment, net	2,098	2,079
Goodwill	10,098	10,176
Other intangible assets, net	7,393	7,886
Deferred tax assets	4,162	4,196
Other long-term assets	1,538	1,529
TOTAL ASSETS	$30,113	$30,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$1,004	$1,416
Accounts payable	605	542
Accrued expenses	1,562	2,109
Other current liabilities	804	800
Total current liabilities	3,976	4,866
Long-term debt	9,331	8,592
Deferred income taxes	589	595
Other long-term liabilities	2,412	2,635

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,646,877,242 shares as of March 31, 2020 and 1,642,488,911 shares as of December 31, 2019	16	16
Treasury stock, at cost - 247,566,270 shares as of March 31, 2020 and December 31, 2019	(1,717)	(1,717)
Additional paid-in capital	17,589	17,561
Accumulated deficit	(2,252)	(2,253)
Accumulated other comprehensive income (loss), net of tax	168	270
Total stockholders’ equity	13,804	13,877
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,113	$30,565

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value
Balance as of December 31, 2018	1,632,148,030	$16	$(1,717)	$17,346	$(6,953)	$33
Net income (loss)					424
Total other comprehensive income (loss)						54
Impact of stock-based compensation plans, net of tax	6,001,343			28
Balance as of March 31, 2019	1,638,149,373	$16	$(1,717)	$17,374	$(6,528)	$87
Net income (loss)					154
Total other comprehensive income (loss)						(9)
Impact of stock-based compensation plans, net of tax	949,557			48
Balance as of June 30, 2019	1,639,098,930	$16	$(1,717)	$17,422	$(6,375)	$78
Net income (loss)					126
Total other comprehensive income (loss)						60
Impact of stock-based compensation plans, net of tax	2,243,579			89
Balance as of September 30, 2019	1,641,342,509	$16	$(1,717)	$17,510	$(6,249)	$138
Net income (loss)					3,996
Total other comprehensive income (loss)						132
Impact of stock-based compensation plans, net of tax	1,146,402			50
Balance as of December 31, 2019	1,642,488,911	$16	$(1,717)	$17,561	$(2,253)	$270
Net income (loss)					11
Cumulative effect adjustment for adoption of ASU 2016-13					(10)
Total other comprehensive income (loss)						(101)
Impact of stock-based compensation plans, net of tax	4,388,331			28
Balance as of March 31, 2020	1,646,877,242	$16	$(1,717)	$17,589	$(2,252)	$168

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash provided by (used for) operating activities	$(77)	$350

Investing activities:
Purchases of property, plant and equipment	(100)	(63)
Proceeds from sale of property, plant and equipment	3	2
Payments for acquisitions of businesses, net of cash acquired	—	(321)
Proceeds from royalty rights	23	—
Payments for investments and acquisitions of certain technologies	(2)	(28)
Cash provided by (used for) investing activities	(76)	(410)

Financing activities:
Payment of contingent consideration and royalty rights previously established in purchase accounting	(76)	(7)
Payments on short-term borrowings	(300)	(1,000)
Proceeds from short-term borrowings, net of debt issuance costs	1,000	—
Net increase (decrease) in commercial paper	(714)	370
Payments on borrowings from credit facilities	(479)	—
Proceeds from borrowings on credit facilities	1,839	—
Payments on long-term borrowings and debt extinguishment costs	(1,000)	(1,472)
Proceeds from long-term borrowings, net of debt issuance costs	—	4,243
Cash used to net share settle employee equity awards	(57)	(60)
Proceeds from issuances of shares of common stock	42	53
Cash provided by (used for) financing activities	256	2,127

Effect of foreign exchange rates on cash	(9)	—

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	93	2,067
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	607	829
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$700	$2,896

Supplemental Information
Stock-based compensation expense	$42	$36
Fair value of contingent consideration recorded in purchase accounting	—	87
Non-cash impact of transferred royalty rights	(23)	—

	As of March 31,
Reconciliation to amounts in the unaudited condensed consolidated balance sheets:	2020	2019
Cash and cash equivalents	$370	$139
Restricted cash and restricted cash equivalents included in Other current assets	288	2,724
Restricted cash equivalents included in Other long-term assets	42	33
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$700	$2,896

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Amounts reported in millions within this report are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheet for potential recognition or disclosure in our financial statements. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note E – Contractual Obligations and Commitments and Note H – Commitments and Contingencies for more information.

In December 2019, the novel strain of coronavirus (SARS-Cov-2), and its disease commonly known as COVID-19 (COVID-19), was reported in China and has since widely impacted the global public health and economic environment. In March 2020, the World Health Organization (WHO) declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of March 31, 2020 in accordance with relevant authoritative accounting literature including Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 855 - Subsequent Events. We considered the disruptions caused by COVID-19, including lower than forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities. Where forward looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Quarterly Report filed on Form 10-Q, and reflected accordingly in the accompanying condensed consolidated financial statements. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly.

Accounting Standards Implemented Since December 31, 2019

ASC Update No. 2016-13

In June 2016, the FASB issued ASC Update No. 2016-13, Financial Instruments - Credit Losses (FASB ASC Topic 326, Financial Instruments - Credit Losses). We adopted the standard as of January 1, 2020 using the modified retrospective method. Under this method, we applied the new credit loss measurement guidance to financial assets measured at amortized cost on the date of adoption and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2020 are presented in accordance with FASB ASC Topic 326. Prior period amounts have not been restated and are reported in accordance with legacy GAAP requirements in FASB ASC Topic 310, Receivables.

Upon the adoption of FASB ASC Topic 326, credit loss reserves are recorded when financial assets are established if credit losses are expected over the asset’s contractual life. These losses were previously expensed when it became probable that a loss would be incurred.

As a result of the adoption of FASB ASC Topic 326, we recorded a net reduction to opening retained earnings on January 1, 2020 related to the establishment of credit loss reserves on Trade accounts receivable and recorded a corresponding increase in the Allowance for credit losses, a contra Trade accounts receivable account. The adoption impact was not material to our unaudited condensed consolidated financial statements.

ASC Update No. 2018-15

In August 2018, the FASB issued ASC Update No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The purpose of Update No. 2018-15 is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Update No. 2018-15 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period. We adopted Update No. 2018-15 in the first quarter of 2020. The adoption had an immaterial impact on our financial position and results of operations.

ASC Update No. 2018-18

In November 2018, the FASB issued ASC Update No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606. The purpose of Update No. 2018-18 is to clarify the interaction between FASB ASC Topic 808 and FASB ASC Topic 606, Revenue from Contracts with Customers (FASB ASC Topic 606) as FASB ASC Topic 808 did not provide comprehensive recognition or measurement guidance for collaborative arrangements, and the accounting for those arrangements was often based on an analogy to other accounting literature or an accounting policy election. Update No. 2018-18 is effective for annual periods beginning after December 15, 2019. We adopted Update No. 2018-18 in the first quarter of 2020. The adoption had an immaterial impact on our financial position and results of operations.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our unaudited condensed consolidated financial statements include the operating results for acquired entities from the respective date of acquisition. We did not complete any acquisitions during the first quarter of 2020. We have not presented supplemental pro forma financial information for prior acquisitions given their results are not material to our unaudited condensed consolidated financial statements. We recorded immaterial purchase price adjustments to the preliminary purchase price allocations of previous acquisitions during the measurement period in the first quarter of 2020. Transaction costs for all acquisitions completed in the first quarter of 2019 were immaterial to our unaudited condensed consolidated financial statements and were expensed as incurred.

Q1 2019 Acquisitions

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

Purchase Price Allocation

We accounted for our 2019 acquisition of Millipede as a business combination, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The final purchase price is comprised of the following components:

(in millions)
Payment for acquisition, net of cash acquired	$321
Fair value of contingent consideration	83
Fair value of prior interests	102
$505

The purchase price allocation of our acquisition of Millipede was comprised of the following components as of March 31, 2020:

(in millions)
Goodwill	$307
Amortizable intangible assets	—
Indefinite-lived intangible assets	240
Other assets acquired	2
Liabilities assumed	(1)
Net deferred tax liabilities	(43)
$505

We allocated a portion of the purchase price of our acquisition of Millipede to the specific intangible asset category as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	240	N/A	19%

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies and has been allocated to our reportable segments based on the relative expected benefit. The goodwill recorded relating to our 2019 acquisitions is not deductible for tax purposes.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2019	$354
Contingent consideration expense (benefit)	(108)
Contingent consideration payments	(28)
Balance as of March 31, 2020	$218

As of March 31, 2020, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay was $658 million associated with our prior acquisitions. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The $108 million benefit recorded in the first quarter of 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones, or in the case of nVision for milestones that would not be achieved due to management's discontinuation of the R&D program.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
R&D, Regulatory and Commercialization-based Milestones	$96 million	Discounted Cash Flow	Discount Rate	3%	-	3%	3%
			Probability of Payment	90%			90%
			Projected Year of Payment	2020	-	2027	2024
Revenue-based Payments	$121 million	Discounted Cash Flow	Discount Rate	11%	-	14%	13%
			Probability of Payment	100%			100%
			Projected Year of Payment	2020	-	2024	2021

(1)
Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to some of our research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of March 31, 2020.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	March 31, 2020	December 31, 2019
Equity method investments	$253	$264
Measurement alternative investments (1)	181	171
Publicly-held equity securities (2)	—	1
Notes receivable	2	23
	$437	$458

(1)
Measurement alternative investments are privately-held equity securities without readily determinable fair values that are measured at cost minus impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

(2)	Publicly-held equity securities are measured at fair value with changes in fair value recognized currently in Other, net on our accompanying unaudited condensed consolidated statements of operations.

These investments are classified as Other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of March 31, 2020, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $313 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of March 31, 2020		As of December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$11,906	$(5,806)	$12,020	$(5,706)
Patents	525	(409)	525	(408)
Other intangible assets	1,748	(1,113)	1,754	(1,081)
	$14,178	$(7,328)	$14,299	$(7,195)
Indefinite-lived intangible assets
Goodwill	$19,998	$(9,900)	$20,076	$(9,900)
IPR&D	423	—	662	—
Technology-related	120	—	120	—
	$20,541	$(9,900)	$20,858	$(9,900)

Our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes and will carry forward from one product generation to the next. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives. Our IPR&D represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. In the first quarter of 2020, following receipt of CE Mark for certain products, we reclassified the underlying assets and begin amortization to reflect their use over their remaining lives.

The following represents our goodwill balance allocated to our global reportable segments and unallocated amounts:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Specialty Pharmaceuticals	Total
As of December 31, 2019	$2,061	$2,192	$5,676	$247	$10,176
Impact of foreign currency fluctuations and other changes in carrying amount	(13)	—	(55)	(9)	(78)
As of March 31, 2020	$2,049	$2,191	$5,621	$238	$10,098

Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

We did not have any goodwill impairment charges in the first quarter of 2020 or 2019. We recorded Intangible asset impairment charges of $198 million in the first quarter of 2020 and $67 million in the first quarter of 2019.

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

The first quarter of 2020 impairment charges were primarily associated with amortizable developed technology that were initially established following our acquisition of nVision Medical Corporation (nVision). These charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability, and specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

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

Currency Hedging Instruments

Risk Management Strategy

Our risk from changes in currency exchange rates consists primarily of monetary assets and liabilities; forecasted intercompany and third-party transactions; net investments in certain subsidiaries; and, during 2019 prior to our acquisition of BTG, the purchase price of BTG, which was denominated in a currency other than the U.S. dollar. We manage currency exchange rate risk at a consolidated level to reduce the cost of hedging by taking advantage of offsetting transactions. We employ derivative and nonderivative instruments, primarily forward currency contracts, to reduce the risk to our earnings and cash flows associated with changes in currency exchange rates.

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in Euro, Japanese yen, Chinese renminbi and British pound sterling. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast, particularly resulting from the impact of COVID-19 on transaction volumes. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

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

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro, Swiss franc, Japanese yen, British pound sterling, South Korean won and Taiwan dollar. We elected to use the spot method to assess effectiveness for our derivatives that are designated as net investment hedges. Under the spot method, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA) component of OCI. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. Amortization of the spot-forward difference is then reclassified from AOCI to current period earnings as a component of Interest expense on our unaudited condensed consolidated statements of operations.

In November 2019, we completed an offering of €900 million (approximately $1.000 billion) in aggregate principal amount of 0.625% senior notes due in 2027 (December 2027 Notes). The Euro-denominated debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our Euro functional entities. The notional value of our outstanding net investment hedges was $1.954 billion as of March 31, 2020 and $1.950 billion as of December 31, 2019, which includes our derivative and nonderivative instruments designated as net investment hedges.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of March 31, 2020 and December 31, 2019. These instruments are intended to manage our earnings and cash flow exposure to changes in the benchmark interest rate in connection with the forecasted issuance of fixed-rate debt. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, so long as the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $33 million loss as of March 31, 2020 and a $34 million loss as of December 31, 2019. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of March 31, 2020 and December 31, 2019. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within the Long-term debt caption on our unaudited condensed consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of March 31, 2020 and December 31, 2019. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2020	December 31, 2019
Forward currency contracts	Cash flow hedge	$3,916	$3,891
Forward currency contracts	Net investment hedge	957	953
Foreign currency-denominated debt (1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,209	4,377
Total Notional Outstanding		$10,078	$10,218

(1)	The €900 million (approximately $1.000 billion) debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our Euro functional subsidiaries.

The remaining time to maturity as of March 31, 2020 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts. The Euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

The following presents the effect of our derivative and nonderivative instruments designated as cash flow and net investment hedges under FASB ASC Topic 815 on our accompanying unaudited condensed consolidated statements of operations. Refer to Note L – Changes in Other Comprehensive Income for the total amounts relating to derivative and nonderivative instruments presented within the unaudited condensed consolidated statements of comprehensive income (loss).

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Condensed Consolidated Statements of Operations (1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified	Total Amount of Line Item Presented	Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2020
Forward currency contracts
Cash flow hedges	$119	$(27)	$92	Cost of products sold	$806	$(23)	$5	$(18)
Net investment hedges (2)	22	(26)	(4)	Interest expense	88	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges (3)	24	(2)	22	Other, net	36	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	88	1	—	1
Three Months Ended March 31, 2019
Forward currency contracts
Cash flow hedges	$72	$(16)	$56	Cost of products sold	$730	$(9)	$2	$(7)
Net investment hedges (2)	33	(7)	26	Interest expense	109	(10)	2	(8)

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

(3)
For our outstanding Euro-denominated debt principal designated as a net investment hedge, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA) component of OCI. No amounts were reclassified from AOCI to current period earnings.

As of March 31, 2020, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$116
Forward currency contracts	Net investment hedge	Interest expense	24
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2020	2019
Net gain (loss) on currency hedge contracts	Other, net	$(15)	$22
Net gain (loss) on currency transaction exposures	Other, net	8	6
Net currency exchange gain (loss)		$(7)	$28

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

	Location on Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		March 31, 2020	December 31, 2019
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$112	$72
Forward currency contracts	Other long-term assets	292	216
		404	288
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	106	33
Total Derivative and Nonderivative Assets		$509	$321

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$2	$3
Forward currency contracts	Other long-term liabilities	4	8
Foreign currency-denominated debt	Other long-term liabilities	975	998
		982	1,009
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	43	29
Total Derivative and Nonderivative Liabilities		$1,025	$1,037

(1)	We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$16	$—	$—	$16	$50	$—	$—	$50
Publicly-held securities	—	—	—	—	1	—	—	1
Hedging instruments	—	509	—	509	—	321	—	321
Licensing arrangements	—	—	480	480	—	—	518	518
	$17	$509	$480	$1,006	$51	$321	$518	$890
Liabilities
Hedging instruments	$—	$1,025	$—	$1,025	$—	$1,037	$—	$1,037
Contingent consideration liability	—	—	218	218	—	—	354	354
Licensing arrangements	—	—	507	507	—	—	571	571
	$—	$1,025	$725	$1,750	$—	$1,037	$925	$1,963

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $16 million invested in money market and government funds as of March 31, 2020, we had $353 million in interest bearing and non-interest-bearing bank accounts. In addition to $50 million invested in money market and government funds as of December 31, 2019, we had $165 million in interest bearing and non-interest-bearing bank accounts.

Our recurring fair value measurements using Level 3 inputs relates to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.

In addition, our recurring fair value measurements using Level 3 inputs relate to our licensing arrangements, principally the contractual right to receive future royalty payments related to Zytiga™. This contractual right was acquired with BTG plc (BTG) on August 19, 2019.

Prior to our acquisition of BTG, BTG agreed to pay 50 percent of the Zytiga™ royalty stream, net of certain offsets, to the inventors associated with the intellectual property. In the fourth quarter of 2019, we sold the remaining 50 percent we acquired through our acquisition of BTG of the future Zytiga™ royalty stream for an upfront cash payment of $256 million to the Ontario Municipal Employees Retirement System (OMERS). In accordance with FASB ASC Topic 860, Transfers and Servicing, we are accounting for the transfer of the royalty stream to OMERS as a secured borrowing, continue to recognize the financial asset and associated liability in our unaudited condensed consolidated balance sheets and do not expect to receive any future cash benefit from Zytiga™ royalties.

We have elected the fair value option to account for our licensing arrangements' financial asset and financial liability in accordance with FASB ASC Topic 825, Financial Instruments. As of March 31, 2020, we have recorded the fair values using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our unaudited condensed consolidated balance sheets as of March 31, 2020 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of March 31, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$480 million	Discounted Cash Flow	Discount Rate	11%	-	15%	15%
			Projected Year of Payment	2020	-	2028	2024
Financial Liability	$507 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2020	-	2027	2023

(1)
Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of March 31, 2020. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains or losses from the licensing arrangement.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2019	$518
Proceeds from royalty rights	(47)
Fair value adjustment (expense) benefit	8
Balance as of March 31, 2020	$480

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2019	$571
Payments for royalty rights	(77)
Fair value adjustment expense (benefit)	13
Balance as of March 31, 2020	$507

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

The fair value of our outstanding debt obligations was $11.008 billion as of March 31, 2020, including $903 million relating to the Euro-denominated December 2027 Notes, and $11.020 billion as of December 31, 2019, including $1.004 billion relating to the Euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt of $10.336 billion as of March 31, 2020 and $10.008 billion as of December 31, 2019. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate (1)
			March 31, 2020	December 31, 2019
December 2020 Term Loan (3)	December 2019	December 2020	400	—
May 2022 Notes	May 2015	May 2022	500	500	3.375%
August 2022 Term Loan	August 2019	August 2022	—	1,000
October 2023 Notes	August 2013	October 2023	244	244	4.125%
Revolving Credit Facility	n/a	December 2023	1,360	—
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes	November 2019	December 2027	988	1,011	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
November 2035 Notes (2)	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2049	(79)	(83)
Unamortized Gain on Fair Value Hedges		2020 - 2023	7	7
Finance Lease Obligation		Various	7	6
Long-term debt			$9,331	$8,592
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.

(1)
Coupon rates are semi-annual, except for the December 2027 Notes, which bears an annual coupon, and the August 2022 Term Loan and Revolving Credit Facility, which are variable-rate instruments based on LIBOR.

(2)
Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

(3)
We have classified the $400 million of term loan borrowings due in December 2020 as non-current, due to the repayment prior to the issuance of our unaudited condensed consolidated financial statements for the period ending March 31, 2020 using proceeds from our April 2021 Term Loan that does not require repayment within one year from the balance sheet date.

Revolving Credit Facility

As of March 31, 2020 and December 31, 2019, we maintained a $2.750 billion revolving credit facility (2018 Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options subject to certain conditions. On April 21, 2020, we entered into an amendment of the credit agreement as described within Debt Covenant below. This facility provides backing for the commercial paper program. Outstanding commercial paper directly reduces borrowing capacity under the 2018 Facility. The 2018 Credit Agreement for the 2018 Facility requires that we comply with certain covenants, including a financial covenant as described within Debt Covenant below. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the revolving credit facility. As of March 31, 2020, we had $1.360 billion outstanding under our revolving credit facility, and there were no amounts outstanding as of December 31, 2019. In April, we used the proceeds from the April 2021 Term Loan, described below, to repay a portion of the amounts outstanding under the Revolving Credit Facility.

Term Loans

On April 21, 2020 and in a proactive step to offset the potential impact of COVID-19 on our short-term liquidity, we entered into a $1.250 billion term loan credit agreement scheduled to mature on April 20, 2021 (April 2021 Term Loan). The April 2021 Term Loan bears interest at an annual rate of LIBOR plus a margin of 1.875%. The credit agreement is subject to a financial covenant, as described below, and also contains customary events of default, which may result in the acceleration of any outstanding commitments. We used proceeds from the April 2021 Term Loan to repay a portion of the amounts outstanding under the Revolving Credit Facility and the remaining amount under the December 2020 Term Loan, as described below. The credit agreement also contains an accordion feature under which we may borrow additional loans in an aggregate amount not to exceed $400 million on terms identical to the April 2021 Term Loan.

On February 27, 2020, we entered into a $1.000 billion term loan credit agreement scheduled to mature on February 25, 2021 (February 2021 Term Loan). On April 21, 2020, we entered into an amendment of the credit agreement as described within Debt Covenant below. The February 2021 Term Loan bears interest at an annual rate of LIBOR plus a margin of 0.85%. The credit agreement is subject to a financial covenant, as described below, and also contains customary events of default, which may result in the acceleration of any outstanding commitments. As of March 31, 2020, we had $1.000 billion outstanding under the February 2021 Term Loan, which is presented within Current debt obligations on our unaudited condensed consolidated balance sheets. We used the proceeds from the February 2021 Term Loan to repay the remaining amounts outstanding of the Three-Year Delayed Draw Term Loan, described below.

On December 5, 2019, we entered into a $700 million term loan credit agreement scheduled to mature on December 3, 2020 (December 2020 Term Loan). The December 2020 Term Loan bears interest at an annual rate of LIBOR plus a margin of 0.65%. In addition, we pay customary expenses. The credit agreement is subject to a financial covenant, as described below, and also contains customary events of default, which may result in the acceleration of any outstanding commitments. As of December 31, 2019, we had $700 million outstanding under the December 2020 Term Loan, and we used the proceeds to repay a portion of the Two-Year Delayed Draw Term Loan, described below. In January 2020, we repaid $300 million of the outstanding balance of the December 2020 Term Loan with proceeds from our commercial paper program. As of March 31, 2020, we had $400 million outstanding under the December 2020 Term Loan and used the proceeds from the April 2021 Term Loan to repay the remaining amounts outstanding.

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the acquisition of BTG (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the acquisition of BTG (Three-Year Delayed Draw Term Loan). On August 19, 2019, for the purpose of funding the acquisition of BTG, we borrowed $1.000 billion under the Two-Year Delayed Draw Term Loan and $1.000 billion under the Three-Year Delayed Draw Term Loan. In 2019, we repaid all amounts outstanding on the Two-Year Delayed Draw Term Loan with proceeds from the sale of the Zytiga-related royalty interests, December 2020 Term Loan and commercial paper and terminated the facility. As of December 31, 2019, we had $1.000 billion outstanding under the Three-Year Delayed Draw Term Loan (also referred to as the "August 2022 Term Loan" in the debt maturity schedule above). In the first quarter of 2020, we repaid all amounts outstanding on the Three-Year Delayed Draw Term Loan with proceeds from the February 2021 Term Loan and terminated the facility. As of March 31, 2020, we had no amounts outstanding under the Two and Three-Year Delayed Draw Term Loans and the facilities were terminated.

Debt Covenant

As of and through March 31, 2020, we were in compliance with the required financial covenant related to our debt obligations. All existing credit arrangements described above require that we maintain the following:

	Covenant Requirement	Actual
	as of March 31, 2020	as of March 31, 2020
Maximum permitted leverage ratio (1)	4.50 times	4.10 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, for the preceding four consecutive fiscal quarters.

We are required to maintain a maximum permitted leverage ratio of 4.50 times, provided, however, that for the two consecutive fiscal quarters ended immediately following the consummation of a Qualified Acquisition, as defined by each agreement, the maximum permitted leverage ratio shall be 4.75 times, and then subject to a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and then back to 3.75 times for each fiscal quarter end thereafter. On August 19, 2019, we announced the closing of our acquisition of BTG, a Qualified Acquisition, and therefore our required maximum permitted leverage ratio was reduced to 4.50 times as of and for the quarter ended March 31, 2020.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) establish a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) increase the maximum permitted leverage ratio of 4.75 times through the remainder of 2020, with the above-mentioned step-down beginning in the first quarter of 2021. In addition, pursuant to the April 21, 2020 Revolving Credit Facility and February 2021 Term Loan amendments, the definition of “Material Adverse Effect” has been amended to remove the direct and indirect effects of the COVID-19 pandemic from what constitutes a material adverse effect.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2020, we had $240 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of March 31, 2020, we had $964 million of the litigation exclusion remaining.

Any inability to maintain compliance with this amended covenant could require us to seek to further renegotiate the terms of our credit facility or seek waivers from compliance with this covenant, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us. In this case, all credit facility commitments would terminate, and any amounts borrowed under the facility would become immediately due and payable. Furthermore, any termination of our credit facility may negatively impact the credit ratings assigned to our commercial paper program which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

Our commercial paper program is backed by the 2018 Facility, as discussed above. Outstanding commercial paper directly reduces borrowing capacity under the 2018 Facility. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the revolving credit facility.

	As of
(in millions, except maturity and yield)	March 31, 2020	December 31, 2019
Commercial paper outstanding (at par)	$—	$711
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	1,390	2,039
Weighted average maturity	0 days	55 days
Weighted average yield	—%	2.21%

Senior Notes

We had senior notes outstanding of $7.638 billion as of March 31, 2020 and $7.661 billion as of December 31, 2019.

In November 2019, we completed an offering of €900 million (approximately $1.000 billion) in aggregate principal amount of 0.625% senior notes due in 2027 (December 2027 Notes). The Euro-denominated debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our Euro functional entities. Refer to Note D – Hedging Activities and Fair Value Measurements for additional information. We used a portion of the net proceeds from our November 2019 senior notes offering to repay certain outstanding principal amounts of our senior notes including $206 million of our $450 million 4.125% senior notes due 2023, $566 million of our $1.000 billion 4.000% senior notes due 2028 and $227 million of our $750 million 3.850% senior notes due 2025 and pay accrued and unpaid interest, premiums, fees and expenses in connection with the transaction.

In February 2019, we completed an offering of $4.300 billion in aggregate principal amount of senior notes comprised of $850 million of 3.450% senior notes due March 2024, $850 million of 3.750% senior notes due March 2026, $850 million of 4.000% senior notes due March 2029, $750 million of 4.550% senior notes due March 2039 and $1.000 billion of 4.700% senior notes due March 2049. We used a portion of the net proceeds from the offering to repay the $850 million plus accrued interest and premium of our 6.000% senior notes due in January 2020, the $600 million plus accrued interest and premium of our 2.850% senior notes due in May 2020 and the $1.000 billion plus accrued interest of our August 2019 Term Loan. In the third quarter of 2019, the remaining proceeds were used to finance a portion of the acquisition of BTG.

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

Factoring Arrangements	As of March 31, 2020		As of December 31, 2019
	Amount De-recognized	Average Interest Rate	Amount De-recognized	Average Interest Rate
Euro denominated	$147	1.9%	$171	1.4%
Yen denominated	197	0.6%	226	0.6%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $107 million as of March 31, 2020 and $105 million as of December 31, 2019, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2020 and December 31, 2019, none of the beneficiaries had drawn upon the letters of credit or guarantees, accordingly, we have not recognized a related liability for our outstanding letters of credit in our unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$370	$217
Restricted cash and restricted cash equivalents in Other current assets	288	346
Restricted cash equivalents in Other long-term assets	42	43
	$700	$607

Trade accounts receivable, net

	As of
(in millions)	March 31, 2020	December 31, 2019
Trade accounts receivable	$1,664	$1,902
Allowance for credit losses	(87)	(74)
	$1,577	$1,828

The following is a rollforward of our Allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2020	2019
Beginning balance	$74	$68
Cumulative effect adjustment for adoption of ASU 2016-13	10	n/a
Credit loss expense	9	7
Write-offs	(6)	(2)
Ending balance	$87	$72

Note: Effective January 1, 2020, we adopted FASB ASC Topic 326 using the modified retrospective method, which requires that we recognize credit loss reserves when financial assets are established if credit losses are expected over the asset’s contractual life. Prior period amounts have not been restated and are presented in accordance with FASB ASC Topic 310. Please refer to Note A – Basis of Presentation for additional information.

In accordance with FASB ASC Topic 326, we record credit loss reserves to Allowance for credit losses when we establish Trade accounts receivable if credit losses are expected over the asset's contractual life. We base our estimates of credit loss reserves on historical experience and adjust, as necessary, to reflect current conditions using reasonable and supportable forecasts not already reflected in the historical loss information. We utilize an accounts receivable aging approach to determine the reserve to record at accounts receivable commencement for certain customers, applying country or region-specific factors. In performing the assessment of outstanding accounts receivable, regardless of country or region, we may consider significant factors relevant to collectability including those specific to a customer such as bankruptcy, lengthy average payment cycles and type of account.

Inventories

	As of
(in millions)	March 31, 2020	December 31, 2019
Finished goods	$991	$971
Work-in-process	184	192
Raw materials	453	416
	$1,628	$1,579

Other current assets

	As of
(in millions)	March 31, 2020	December 31, 2019
Restricted cash and restricted cash equivalents	$288	$346
Derivative assets	218	105
Licensing arrangements	182	186
Taxes receivable	125	105
Other	231	138
	$1,043	$880

Property, plant and equipment, net

	As of
(in millions)	March 31, 2020	December 31, 2019
Land	$116	$117
Buildings and improvements	1,199	1,198
Equipment, furniture and fixtures	3,437	3,411
Capital in progress	450	442
	5,203	5,169
Less: accumulated depreciation	3,104	3,089
	$2,098	$2,079

Depreciation expense was $76 million for the first quarter of 2020 and $69 million for the first quarter of 2019.

Other long-term assets

	As of
(in millions)	March 31, 2020	December 31, 2019
Restricted cash equivalents	$42	$43
Operating lease right-of-use assets	327	336
Derivative assets	292	216
Investments	437	458
Licensing arrangements	298	332
Other	143	144
	$1,538	$1,529

Accrued expenses

	As of
(in millions)	March 31, 2020	December 31, 2019
Legal reserves	$211	$470
Payroll and related liabilities	569	708
Rebates	271	298
Contingent consideration	20	56
Other	490	576
	$1,562	$2,109

Other current liabilities

	As of
(in millions)	March 31, 2020	December 31, 2019
Deferred revenue	$141	$144
Licensing arrangements	186	197
Taxes payable	246	265
Other	231	195
	$804	$800

Other long-term liabilities

	As of
(in millions)	March 31, 2020	December 31, 2019
Accrued income taxes	$662	$667
Legal reserves	201	227
Accrued contingent consideration	197	299
Licensing arrangements	321	374
Operating lease liabilities	269	276
Deferred revenue	251	257
Other	510	535
	$2,412	$2,635

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2020	2019
Effective tax rate from continuing operations	52.3%	7.1%

The change in our reported tax rates for the first quarter of 2020, as compared to the same period in 2019, relates primarily to a shift in geographical mix of earnings to higher-tax jurisdictions, partially offset by the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges as well as certain discrete tax items primarily related to share-based payments and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

As of March 31, 2020, we had $449 million of gross unrecognized tax benefits, of which a net $350 million, if recognized, would affect our effective tax rate. As of December 31, 2019, we had $455 million of gross unrecognized tax benefits, of which a net $355 million, if recognized, would affect our effective tax rate.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $98 million.

Economic stimulus legislation has been enacted in many countries in response to COVID-19. In the U.S., the CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic, and includes tax relief and government loans, subsidies and other relief for entities in affected industries. While we do not expect to apply for government loans, we are evaluating other aid available. We expect to take advantage of the benefits offered in multiple U.S. and foreign jurisdictions allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This will allow us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

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

Our accrual for legal matters that are probable and estimable was $413 million as of March 31, 2020 and $697 million as of December 31, 2019 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was mainly due to settlement payments related to litigation with Channel Medsystems, Inc. (Channel) and those associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $288 million as of March 31, 2020 and $346 million as of December 31, 2019. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We did not record any litigation-related net charges during the first quarter of 2020. In first quarter of 2019, our litigation-related net credits included a gain of $148 million, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation (Edwards) in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses on our unaudited condensed consolidated statements of operations. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenant.

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

Patent Litigation

On November 29, 2016 Nevro Corp. (Nevro) filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Neuromodulation Corporation, in the U.S. District Court for the Northern District of California alleging that six U.S. patents (Alataris) owned by Nevro are infringed by our spinal cord stimulation systems. On June 29, 2017, Nevro amended the complaint to add an additional patent (Fang). On July 24, 2018, summary judgment was entered in favor of the Company and on July 31, 2018, we received final judgment and dismissal of the action. On July 31, 2018, Nevro filed an appeal. On April 9, 2020, the Court of Appeals for the Federal Circuit vacated the finding of indefiniteness as to certain patents, provided claim constructions for those patents, and remanded the case.

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc., served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the University’s Petition for Certiorari.

Product Liability Litigation

As of April 22, 2020, approximately 54,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of April 22, 2020, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,000 cases and claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,000 cases and claims, approximately 46,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. The pending cases are in various federal and state courts in the U.S. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases were specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. On December 12, 2019 the Mississippi Attorney General filed suit against BSC in State Court alleging violations of the Mississippi Consumer Protection Act which the Company plans to vigorously defend. There are fewer than 25 claims in the United Kingdom. There are also fewer than 25 cases in Canada, inclusive of one certified class action, which we have an agreement to settle pending Court approval.

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

Matters Concluded Since December 31, 2019

On March 10, 2017, Imran Niazi filed a patent infringement action against us in the U.S. District Court for the Western District of Wisconsin alleging that a U.S. patent owned by him is infringed by our Acuity™ Lead Delivery System. On June 30, 2017, we filed a motion to dismiss for improper venue and on November 7, 2017 the Wisconsin Court granted the motion to dismiss. On November 13, 2017 Niazi refiled the same action in the U.S. District of Minnesota. We reached a confidential settlement on this matter on February 3, 2020 pursuant to which the action was dismissed.

On November 1, 2017, we entered into a definitive agreement with Channel pursuant to which we could have been obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire Channel. The agreement contained a provision allowing Channel to sell the remaining equity interests of Channel to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests. We sent a notice of termination of that agreement to Channel in the second quarter of 2018. On September 12, 2018, Channel filed a complaint in Delaware Chancery Court against us for alleged breach of the agreement. Channel alleged that we breached the agreement by terminating it. We answered the complaint, denied the claims by Channel and counterclaimed to recover part of our investment in Channel, alleging fraud in the inducement. On April 2, 2019, Channel announced its receipt of FDA approval of the Cerene™ Cryotherapy Device. Trial testimony was taken in April 2019, and the post-trial briefing and hearing were completed. During the third quarter of 2019, Channel notified us that they were exercising their option to sell the remaining equity interests in Channel to us. We responded to the notification that we did not intend to purchase Channel since the previous agreement had been terminated. On December 18, 2019, the Chancery Court ruled that Boston Scientific was in breach of the agreement and granted Channel's request for specific performance to require the Company to complete the purchase. On January 10, 2020, we filed a Notice of Appeal of the Chancery Court’s decision to the Delaware Supreme Court. On February 4, 2020, the Company settled the dispute with Channel resulting in termination of the agreement, payment by the Company of an undisclosed sum and surrender of the Company's equity interest in Channel.

NOTE I – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2020	2019
Weighted average shares outstanding - basic	1,397.4	1,387.7
Net effect of common stock equivalents	16.1	20.7
Weighted average shares outstanding - assuming dilution	1,413.5	1,408.4

Stock options outstanding of six million for the first quarter of 2020 and three million for the first quarter of 2019 were excluded from weighted average shares outstanding - assuming dilution because exercise prices were greater than the average fair market value of our common stock for the related periods.

We issued approximately four million shares of our common stock in the first quarter of 2020 and approximately six million shares of our common stock in the first quarter of 2019, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first quarter of 2020 or 2019.

NOTE J – SEGMENT REPORTING

We have three reportable segments comprised of MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments that generate revenues from the sale of medical devices. We measure and evaluate our reportable segments based on net sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. Operating income of reportable segments as a percentage of net sales of reportable segments is defined as operating income of reportable segments divided by net sales of reportable segments. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition/divestitures-related net charges/(credits), restructuring and restructuring-related net charges/(credits), EU Medical device regulation (MDR) implementation costs and litigation-related charges/(credits). Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes on the unaudited condensed consolidated statements of operations and are included in the reconciliation below.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended March 31,
Net sales	2020	2019
MedSurg	$774	$766
Rhythm and Neuro	703	757
Cardiovascular	1,026	972
Total net sales of reportable segments	2,502	2,493
All other (Specialty Pharmaceuticals)	41	n/a
Consolidated net sales	$2,543	$2,493

	Three Months Ended March 31,
Income (loss) before income taxes	2020	2019
MedSurg	$259	$256
Rhythm and Neuro	99	155
Cardiovascular	199	275
Total operating income of reportable segments	556	686
All other (Specialty Pharmaceuticals)	26	n/a
Unallocated amounts:
Corporate expenses, including hedging activities	(33)	(48)
Intangible asset impairment charges, acquisition/divestiture-related net (charges) credits, restructuring- and restructuring-related net (charges) credits, EU MDR implementation costs and litigation-related net (charges) credits	(202)	63
Amortization expense	(201)	(160)
Operating income (loss)	146	541
Other expense, net	(124)	(84)
Income (loss) before income taxes	$22	$457

Operating income of reportable segments as a percentage of net sales of reportable segments	Three Months Ended March 31,
	2020	2019
MedSurg	33.4%	33.4%
Rhythm and Neuro	14.1%	20.5%
Cardiovascular	19.4%	28.3%

NOTE K – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended March 31,
	2020			2019
Businesses	U.S.	OUS	Total	U.S.	OUS	Total
Endoscopy	$256	$186	$442	$253	$187	$440
Urology and Pelvic Health	237	95	332	231	94	326
Cardiac Rhythm Management	255	182	437	288	203	491
Electrophysiology	32	43	74	36	43	79
Neuromodulation	151	40	191	144	42	186
Interventional Cardiology	297	336	633	296	365	661
Peripheral Interventions	224	168	392	156	155	311
Specialty Pharmaceuticals	37	4	41	n/a	n/a	n/a
Net Sales	$1,489	$1,054	$2,543	$1,403	$1,090	$2,493

	Three Months Ended March 31,
Geographic Regions	2020	2019
U.S.	$1,452	$1,403
EMEA (Europe, Middle East and Africa)	552	561
APAC (Asia-Pacific)	409	437
LACA (Latin America and Canada)	89	92
Medical Devices	2,502	2,493
U.S.	37	n/a
OUS	4	n/a
Specialty Pharmaceuticals	41	n/a
Net Sales	$2,543	$2,493

Emerging Markets (1)	$267	$297

(1)
We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets, which is currently comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $390 million as of March 31, 2020 and $400 million as of December 31, 2019. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $35 million in the first quarter of 2020 that was included in the above December 31, 2019 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE L – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2019	$142	$173	$(45)	$270
Other comprehensive income (loss) before reclassifications	(172)	92	—	(80)
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	(17)	—	(21)
Total other comprehensive income (loss)	(177)	75	—	(101)
Balance as of March 31, 2020	$(35)	$248	$(45)	$168

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2018	$(53)	$111	$(25)	$33
Other comprehensive income (loss) before reclassifications	14	56	(1)	69
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(7)	—	(15)
Total other comprehensive income (loss)	6	49	(1)	54
Balance as of March 31, 2019	$(46)	$160	$(26)	$87

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the first quarter of 2020 and 2019.

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our unaudited condensed consolidated financial statements.

Standards to be Implemented

ASC Update No. 2019-12

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of Update No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. In addition to removing these exceptions, Update No. 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Update No. 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. We are currently in the process of assessing in which quarter to adopt, as well as determining the effect that the adoption will have on our financial position and results of operations.

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

COVID-19 Pandemic

In December 2019, the novel strain of coronavirus (SARS-Cov-2), and its disease commonly known as COVID-19 (COVID-19), was reported in China and has since widely impacted the global public health and economic environment. In March 2020, the World Health Organization (WHO) declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). Our business trends through the first two months of the year were in line with internal expectations; however, as COVID-19 reached a global pandemic level, procedural volumes significantly declined, negatively impacting revenue and operating income. While the majority of procedures using our products are deferrable, most of the conditions that we treat are generally fairly acute and cannot be deferred for extended periods. As the pandemic spread worldwide and with COVID-19 cases now confirmed in all major geographies, many elective and semi-emergent procedures are being postponed, enabling hospital staff to focus critical resources on caring for COVID-19 patients. Some jurisdictions have mandated elective procedure bans that include financial penalties for non-compliance.

We anticipate the COVID-19 pandemic will continue to have a material adverse impact on our net sales, gross margin, operating income and net income, though the extent is difficult to predict. We expect the second quarter to be more negatively impacted than the first quarter, when public health and medical experts expect the peak of the pandemic to occur. Entering the second quarter of 2020, we implemented cost reduction initiatives, including decreases in travel, meetings and customer events, hiring, clinical programs and certain research and development projects. We have also implemented a temporary four-day work week for most employees and reduced employee compensation, including significant cuts in the salaries of our Executive Committee and Board of Directors. In addition, we have temporarily closed certain of our manufacturing sites in an effort to align our build plans to the current demand environment. While we have implemented measures to reduce costs, our operating expenses as a percentage of net sales are expected to increase during the second quarter of 2020, as approximately 70 percent of our operating expenses are fixed in nature. We also expect our gross margin to be unfavorably impacted during the second quarter of 2020, due to idle capacity in our manufacturing plants, with sequential improvement in both gross margin and operating expenses in the third quarter of 2020 and further sequential improvement in the fourth quarter of 2020. We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of COVID-19, our global crisis management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees, leveraging work from home infrastructure to facilitate social distancing, limiting sales visits to critical cases and accelerating capabilities to provide remote physician support. While we expect COVID-19 will continue to negatively impact our 2020 performance, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of March 31, 2020 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by COVID-19, including lower than previously forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities. Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Quarterly Report filed on Form 10-Q, and reflected accordingly in the accompanying condensed consolidated financial statements.

Financial Summary

Our net sales for the first quarter of 2020 were $2.543 billion, as compared to $2.493 billion for the first quarter of 2019. This increase of $50 million, or 2.0 percent, included operational net sales growth of 3.2 percent and the negative impact of 120 basis points from foreign currency fluctuations.1 Operational net sales included $157 million in the first quarter of 2020 associated with the acquisitions of Vertiflex, Inc. (Vertiflex) in the second quarter of 2019 and BTG plc (BTG) in the third quarter of 2019, each with no prior period related net sales. As the COVID-19 pandemic expanded worldwide during the first quarter of 2020, the deferral of elective medical procedures had a material adverse impact on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income for the first quarter of 2020 was $11 million, or $0.01 per diluted share. Our reported results for the first quarter of 2020 included certain charges and/or credits totaling $380 million (after-tax), or $0.27 per diluted share. Excluding these items, adjusted net income for the first quarter of 2020 was $391 million, or $0.28 per diluted share.1

Our reported net income for the first quarter of 2019 was $424 million, or $0.30 per diluted share. Our reported results for the first quarter of 2019 included certain charges and/or credits totaling $66 million (after-tax), or $0.05 per diluted share. Excluding these items, adjusted net income for the first quarter of 2019 was $490 million, or $0.35 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and adjusted net income and adjusted net income per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended March 31, 2020
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$11	$0.01
Non-GAAP adjustments:
Amortization expense	180	0.13
Intangible asset impairment charges	168	0.12
Acquisition/divestiture-related net charges (credits)	(36)	(0.03)
Restructuring and restructuring-related net charges (credits)	25	0.02
EU Medical device regulation (MDR) implementation costs	5	0.00
Deferred tax expenses (benefits)	26	0.02
Discrete tax items	13	0.01
Adjusted net income	$391	$0.28

	Three Months Ended March 31, 2019
(in millions, except per share data)	Net Income (Loss)	Impact per Share
GAAP net income (loss)	$424	$0.30
Non-GAAP adjustments:
Amortization expense	143	0.10
Intangible asset impairment charges	62	0.04
Acquisition-related net charges (credits)	(22)	(0.02)
Restructuring and restructuring-related net charges (credits)	10	0.01
Litigation-related net charges (credits)	(127)	(0.09)
Investment impairment charges	1	0.00
Adjusted net income	$490	$0.35

Cash used for operating activities was $77 million for the first quarter of 2020. As of March 31, 2020, we had total debt of $10.336 billion, Cash and cash equivalents of $370 million and working capital of $848 million. Refer to Liquidity and Capital Resources for further discussion.

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

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported basis. Our reported revenues were unfavorably impacted by the deferral of medical procedures across our businesses driven by the COVID-19 pandemic. We expect the second quarter to be more negatively impacted than the first quarter, when public health and medical experts expect the peak of the pandemic to occur.

	Three Months Ended March 31,
(in millions)	2020	2019	Change
Endoscopy	$442	$440	0.5%
Urology and Pelvic Health	332	326	1.9%
MedSurg	774	766	1.1%
Cardiac Rhythm Management	437	491	(11.0)%
Electrophysiology	74	79	(6.2)%
Neuromodulation	191	186	2.4%
Rhythm and Neuro	703	757	(7.2)%
Interventional Cardiology	633	661	(4.2)%
Peripheral Interventions	392	311	26.3%
Cardiovascular	1,026	972	5.5%
Medical Devices	2,502	2,493	0.4%
Specialty Pharmaceuticals	41	—	n/a
Net Sales	$2,543	$2,493	2.0%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products of $442 million represented 17 percent of our consolidated net sales for the first quarter of 2020. Our Endoscopy net sales increased $2 million, or 0.5 percent, in the first quarter of 2020, compared to the prior year period. This increase included operational net sales growth of 1.5 percent and a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by growth in our infection prevention kits and our biliary franchise, partially offset by sales declines in biopsy and other products used in elective or semi-emergent Endoscopy procedures that are being deferred in the current COVID-19 environment.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products of $332 million represented 13 percent of our consolidated net sales for the first quarter of 2020. Our Urology and Pelvic Health net sales increased $6 million, or 1.9 percent, in the first quarter of 2020, compared to the prior year period. This increase included operational net sales growth of 2.9 percent and a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily attributable to growth in sales of our prostate health product family driven by the SpaceOAR™ Hydrogel System and our stone franchise including our LithoVue™ Digital Flexible Ureteroscope. Growth in these franchises was partially offset by performance in our prosthetic urology portfolio, which products are used in elective procedures and being deferred in the current COVID-19 environment.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. In the first quarter of 2020, within our low voltage franchise, we began our full U.S. launch of our Ingevity™+ Pacing Lead. Our net sales of CRM products of $437 million represented 17 percent of our consolidated net sales for the first quarter of 2020. Our CRM net sales decreased $54 million, or 11.0 percent, in the first quarter of 2020, compared to the prior year period. This decrease included operational net sales declines of 9.9 percent and a negative impact of 110 basis points from foreign currency fluctuations, compared to the prior year period. The year-over-year decrease was primarily due to a pronounced decline in both defibrillator and pacemaker procedures, with semi-emergent procedures being deferred in the current COVID-19 environment.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products of $74 million represented 3 percent of our consolidated net sales for the first quarter of 2020. Our Electrophysiology net sales decreased $5 million, or 6.2 percent, in the first quarter of 2020, compared to the prior year period. This decrease included operational net sales declines of 5.2 percent and a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. Despite the global impact of COVID-19 and deferral of elective Electrophysiology procedures, sales of our mapping and navigation products grew year over year, driven by the Rhythmia™ Mapping System and an expanded portfolio of catheters. This growth was offset by a decline in our core diagnostic and therapeutic devices.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products of $191 million represented 8 percent of our consolidated net sales for the first quarter of 2020. Our Neuromodulation net sales increased $4 million, or 2.4 percent, in the first quarter of 2020, compared to the prior year period. This increase included operational net sales growth of 3.2 percent and a negative impact of 80 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily due to sales performance of our deep brain stimulation (DBS) systems and the Superion™ Indirect Decompression System purchased as part of our Vertiflex acquisition in the second quarter of 2019, partially offset by declines in our spinal cord stimulation (SCS) sales, due to elective procedures being deferred in the current COVID-19 environment.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products of $633 million represented 25 percent of our consolidated net sales for the first quarter of 2020. Our Interventional Cardiology net sales decreased $28 million, or 4.2 percent, in the first quarter of 2020, compared to the prior year period. This decrease included operational net sales declines of 2.7 percent and a negative impact of 150 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year decrease was primarily driven by declines in our coronary stent product sales due to the global impact of COVID-19, as well as ongoing market-wide price declines. These declines were partially offset by growth in our structural heart therapies including the LOTUS Edge™ Valve, which launched in the U.S. and Europe in the first half of 2019, the ACURATE™ Transcatheter Aortic Valve Replacement (TAVR), the Sentinel™ Cerebral Embolic Protection System as well as the WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device. While our structural heart therapies generated growth for the full quarter, sales began to slow significantly beginning in March as healthcare systems deferred elective procedures in response to the COVID-19 pandemic.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. In the third quarter of 2019, we completed the acquisition of BTG. We are integrating BTG's Interventional Medicine (IM) portfolio into the Peripheral Interventions division, adding complementary technologies in the areas of venous disease and interventional oncology. Our net sales of Peripheral Interventions products of $392 million represented 15 percent of our consolidated net sales for the first quarter of 2020. Our Peripheral Interventions net sales increased $82 million, or 26.3 percent, in the first quarter of 2020, compared to the prior year period. This increase included operational net sales growth of 27.6 percent and a negative impact of 130 basis points from foreign currency fluctuations, compared to the prior year period. This year-over-year increase was primarily driven by sales performance of the BTG IM portfolio, driven by TheraSphereTM Y-90 radioactive glass microspheres, and global growth of Eluvia™ Drug Eluting Vascular Stent System sales. Excluding BTG and the related divestiture of our drug-eluting and bland embolic microsphere portfolio, our Peripheral Interventions net sales decreased $6 million compared to the prior year period or 2.1 percent, primarily due to semi-emergent and elective procedures being deferred in the current COVID-19 environment, notably impacting core peripheral technologies.

Specialty Pharmaceuticals

Following the closing of the BTG acquisition in the third quarter of 2019, we present BTG’s Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. Our Specialty Pharmaceuticals business develops and manufactures acute care antidotes to treat overexposure to certain medications and toxins. These products are sold primarily in the U.S. through small, specialist sales teams and through commercial partners elsewhere, where approved or permitted, on a named patient basis. Our net sales of Specialty Pharmaceuticals products of $41 million represented 2 percent of our consolidated net sales for the first quarter of 2020, and are not significantly impacted by the COVID-19 pandemic.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets, which is currently comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 10 percent of our consolidated net sales in the first quarter of 2020 and 12 percent in the first quarter of 2019. In the first quarter of 2020, our Emerging Markets net sales declined 10.1 percent on a reported basis including operational net sales declines of 5.4 percent and a negative impact of 470 basis points from foreign currency fluctuations, compared to the prior year period. The decline was largely driven by the impact of COVID-19 on our first quarter 2020 sales in China, where COVID-19 first emerged and was the most prevalent for the duration of the quarter.

Gross Profit

Our Gross profit was $1.737 billion for the first quarter of 2020 and $1.763 billion for the first quarter of 2019. As a percentage of net sales, our Gross profit decreased to 68.3 percent in the first quarter of 2020, as compared to 70.7 percent in the first quarter of 2019. The following is a reconciliation of our gross profit margins and a description of the drivers of the changes from period to period:

Percentage of Net Sales
Gross profit margin - period ended March 31, 2019	70.7%
Manufacturing cost reductions	0.9
Sales pricing and mix	(0.7)
Net impact of foreign currency fluctuations	0.6
All other, including inventory charges and other period expense	(3.2)
Gross profit margin - period ended March 31, 2020	68.3%

The primary factors contributing to the decrease in our gross profit margin in the first quarter of 2020, as compared to the same period in 2019, were negative impacts from excess and obsolete inventory charges of $26 million due to lower forecasted demand for certain of our products as a result of COVID-19, $18 million of amortization of the inventory fair value step up recorded in connection with our acquisition of BTG as well as pricing declines related primarily to sales of our coronary drug-eluting stent products. These decreases were partially offset by manufacturing cost reductions driven by our process improvement programs as well as favorable foreign currency fluctuations. Refer to COVID-19 Pandemic for information regarding our response to and expected impacts of COVID-19, including declines in our gross profit margins starting in the second quarter of 2020.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2020		2019
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$978	38.5%	$869	34.9%
Research and development (R&D) expenses	300	11.8%	280	11.2%
Royalty expense	12	0.5%	16	0.6%

SG&A Expenses

In the first quarter of 2020, our SG&A expenses increased $109 million, or 13 percent, as compared to the first quarter of 2019 and were 360 basis points higher as a percentage of net sales. The increase in SG&A expenses as a percentage of net sales for the first quarter of 2020, as compared to the same period in the prior year, was due largely to lower than expected sales as our SG&A expenses are largely fixed and include primarily headcount, for which we did not take any actions in the first quarter of 2020. Refer to COVID-19 Pandemic for information regarding our response to and expected impacts of COVID-19, including increases to our SG&A Expenses as a percentage of net sales starting in the second quarter of 2020. These increases were partially offset by reductions in employee travel, internal meetings and customer events during the first quarter of 2020, as well as ongoing cost optimization initiatives. In addition, in the first quarter of 2019, SG&A expenses included a $25 million net gain primarily associated with a litigation settlement with Edwards Lifesciences Corporation (Edwards).

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the first quarter of 2020, our R&D expenses increased $21 million, or seven percent, as compared to the first quarter of 2019 and were 60 basis points higher as a percentage of net sales. R&D expenses increased in the first quarter of 2020, as compared to the same period in the prior year, as a result of investments across our businesses and in recent acquisitions in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth. Refer to COVID-19 Pandemic for information regarding our response to and expected impacts of COVID-19, including increases to our R&D Expenses as a percentage of net sales starting in the second quarter of 2020.

Royalty Expense

In the first quarter of 2020, our Royalty expense decreased $4 million, or twenty-five percent, as compared to the first quarter of 2019, and was 10 basis points lower as a percentage of net sales. The decrease in Royalty expense in the first quarter of 2020, as compared to the same period in the prior year, relates primarily to the expiration of certain royalty agreements.

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended March 31,
(in millions)	2020	2019
Amortization expense	$201	$160
Intangible asset impairment charges	198	67
Contingent consideration expense (benefit)	(108)	(28)
Restructuring charges (credits)	10	6
Litigation-related net charges (credits)	—	(148)

Amortization Expense

In the first quarter of 2020, our Amortization expense increased $41 million, or 26 percent, as compared to first quarter of 2019. The increase in Amortization expense in the first quarter of 2020, as compared to the same period in the prior year, was driven by an increase in the balance of amortizable intangible assets due to recent acquisitions, including BTG.

Intangible Asset Impairment Charges

Our Intangible asset impairment charges were $198 million in the first quarter of 2020 and $67 million first quarter of 2019. The first quarter of 2020 impairment charges were primarily associated with amortizable developed technology that were initially established following our acquisition of nVision Medical Corporation (nVision). These charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability, and specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details for a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net benefits in the first quarter of 2020 and 2019. The $108 million benefit recorded in the first quarter of 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones, or in the case of nVision for milestones that would not be achieved due to management's discontinuation of the R&D program. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

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

Restructuring charges, net of credits, pursuant to these programs were $10 million in first quarter of 2020 and $6 million in first quarter of 2019. Refer to Note G – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional details related to our restructuring plans.

Litigation-related net charges (credits)

We did not record any litigation-related net charges during the first quarter of 2020. In first quarter of 2019, our litigation-related net credits included a gain of $148 million, which represents a portion of the total $180 million one-time settlement payment received from Edwards in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses. As such, a portion of the related gain from the Edwards settlement was recorded in SG&A expenses on our unaudited condensed consolidated financial statements.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit arrangements. Refer to Note H – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended March 31,
	2020	2019
Interest expense (in millions)	$(88)	$(109)
Average borrowing rate	3.4%	5.3%

Interest expense decreased in the first quarter of 2020, as compared to the same period in the prior year, primarily due to the issuance of Euro-denominated bonds in November 2019, which carry lower interest rates than our prior period debt portfolio. In addition, Interest expense in the first quarter of 2019 included debt extinguishment charges following our February 2019 senior notes offering, the proceeds of which were used in February 2019 to repay existing senior notes and terminate the Bridge Facility which we entered into on November 20, 2018.

Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended March 31,
(in millions)	2020	2019
Interest income	$1	$7
Net foreign currency gain (loss)	(7)	28
Net gains (losses) on investments	(22)	(7)
Other income (expense), net	(8)	(3)
	$(36)	$25

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2020	2019
Effective tax rate from continuing operations	52.3%	7.1%

The change in our reported tax rates for the first quarter of 2020, as compared to the same period in 2019, relates primarily to a shift in geographical mix of earnings to higher-tax jurisdictions, partially offset by the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges as well as certain discrete tax items primarily related to share-based payments and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

Economic stimulus legislation has been enacted in many countries in response to COVID-19. In the U.S., the CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic, and includes tax relief and government loans, subsidies and other relief for entities in affected industries. While we do not expect to apply for government loans, we are evaluating other aid available. We expect to take advantage of the benefits offered in multiple U.S. and foreign jurisdictions allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This will allow us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the three months ended March 31, 2020, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

Liquidity and Capital Resources

We are currently in a strong financial position with solid liquidity, a prudent debt maturity profile, and a broad, global, and robust commercial banking syndicate. We believe our long-term fundamentals remain strong given our innovative product portfolio and pipeline, our category leadership strategy and talented global team. As a result of the impact the COVID-19 pandemic is having on our business, we have taken proactive steps to reduce costs and ensure we are in a strong position to support customers and patients when healthcare systems recover and elective procedures resume. These actions include increasing available liquidity and preemptively amending our financial covenant requirement for our outstanding credit arrangements, implementing significant reductions in travel, meetings and customer events, as well as freezing all but the most critical new hires and slowing planned capital expenditures. In addition, we are optimizing manufacturing plant output, making significant cuts in the salaries of our Executive Committee and Board of Directors, and where possible, temporarily reducing work weeks and the associated compensation for non-sales employees. Despite implementing these measures to reduce costs, our operating expenses as a percentage of net sales may increase in the short term. We also expect our gross margin to be unfavorably impacted in the short term due to idle capacity in our manufacturing plants as we better align inventory with end market demand.

We have also established a cross-functional strategic cash management team to take appropriate actions to ensure we continue to optimize funds in the near term to execute our core mission. In addition, we have secured a $1.250 billion term loan to provide financial flexibility in future periods.

Economic stimulus legislation has been enacted in many countries in response to COVID-19. In the U.S., the CARES Act was signed into law on March 27, 2020 and provides an estimated $2.2 trillion to fight the COVID-19 pandemic. The Act includes tax relief and government loans, subsidies and other relief for entities in affected industries. While we do not expect to apply for government loans, we are evaluating other benefits available. We expect to take advantage of the benefits offered in multiple U.S. and foreign jurisdictions allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This will allow us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

Financial Covenant

As of and through March 31, 2020, we were in compliance with the required financial covenant related to our debt obligations. However, we anticipate the COVID-19 pandemic will have a material adverse impact on future consolidated EBITDA, as defined by the credit agreements applicable as of March 31, 2020.

We are required to maintain a maximum permitted leverage ratio of 4.50 times, provided, however, that for the two consecutive fiscal quarters ended immediately following the consummation of a Qualified Acquisition, as defined by each agreement, the maximum permitted leverage ratio shall be 4.75 times, and then subject to a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and then back to 3.75 times for each fiscal quarter end thereafter. On August 19, 2019, we announced the closing of our acquisition of BTG, a Qualified Acquisition, and therefore our required maximum permitted leverage ratio was reduced to 4.50 times as of and for the quarter ended March 31, 2020.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) establish a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) increase the maximum permitted leverage ratio of 4.75 times through the remainder of 2020, with the above-mentioned step-down beginning in the first quarter of 2021. In addition, pursuant to the April 21, 2020 Revolving Credit Facility and February 2021 Term Loan amendments, the definition of “Material Adverse Effect” has been amended to remove the direct and indirect effects of the COVID-19 pandemic from what constitutes a material adverse effect. We believe that we have the ability to comply with the amended covenant requirement for the next 12 months.

Borrowings and Credit Arrangements

Although we are currently in a strong financial position, we expect the COVID-19 pandemic will have an adverse effect on future results of operations and cash flows for a limited period of time, after which we anticipate a phased recovery to occur. To prepare for these temporary adverse impacts, we have taken steps to manage outstanding borrowings and increase available liquidity. For additional details related to our debt obligations, including our debt covenant requirement, refer to Note E - Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements.

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due and service and repay our existing debt for the next twelve months.
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

In response to COVID-19, we are implementing plans to optimize operational output and working with suppliers to renegotiate open purchase obligations. As we execute these plans, there may be reductions to our future minimum purchase obligations and commitments as reported in our most recent Annual Report filed on Form 10-K. These purchase obligations relate primarily to non-cancellable raw material supply commitments and capital expenditures entered in the normal course of business. In addition, recent transactions within our debt portfolio may result in changes to our interest payment schedule and amounts within.

There have been no other material changes to our contractual obligations and commitments as reported in our most recent Annual Report filed on Form 10-K, with the exception of our debt obligations discussed in Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.
Legal Matters
For a discussion of our material legal proceedings see Note H – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note J – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2019 is included in Note A – Basis of Presentation and information regarding new accounting pronouncements to be implemented is included in Note M – New Accounting Pronouncements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: future economic, political, competitive, reimbursement and regulatory conditions, new product introductions and the market acceptance of those products, markets for our products, expected pricing environment, expected procedural volumes, the closing and integration of acquisitions, clinical trial results, demographic trends, intellectual property rights, litigation, financial market conditions, the execution and effect of our restructuring program, the execution and effect of our business strategy, including our cost-savings and growth initiatives and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of COVID-19. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

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

•	The timing of when semi-emergent procedures will be permitted in various markets we serve, following measures to limit such procedures as a result of the COVID-19 pandemic,

•	Competitive offerings and related declines in average selling prices for our products,

•	The performance of, and physician and patient confidence in, our products and technologies or those of our competitors,

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

•	The impact of COVID-19 on our global manufacturing and distribution system,

•	Our ability to retain and attract key personnel, including those associated with recent acquisitions,

•	The inability of certain of our employees to return to work full time following reduced work schedules,

•	The impact of natural disasters, public health crises, including the COVID-19 pandemic, and other catastrophic events,

•	The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval, and

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

Innovation and Certain Growth Initiatives

•
The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•
Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•
Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable net sales growth opportunities as well as to keep them in line with the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•
Our ability to successfully develop, manufacture and market new products and technologies in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•
Our ability to execute appropriate decisions to discontinue, write-down or reduce the funding of any of our research and development projects, including projects from in-process research and development from our acquisitions, in our growth adjacencies or otherwise,

•
Our dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments, and

•	The potential failure to successfully integrate and realize the expected benefits from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•	Our dependency on international net sales to achieve growth, including in emerging markets,

•	The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements,

•	Geopolitical and economic conditions,

•	Protection of our intellectual property,

•	Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA and similar laws in other jurisdictions,

•	Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•	The impact of changes in reimbursement practices and policies,

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

Liquidity

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, any litigation settlements and judgments, share repurchases and strategic investments and acquisitions as well as maintaining our investment grade ratings and managing our debt levels and covenant compliance, particularly in light of the COVID-19 pandemic and lower demand for our products,

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $9.081 billion as of March 31, 2020 and $9.221 billion as of December 31, 2019. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $314 million as of March 31, 2020 as compared to $337 million as of December 31, 2019. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $385 million as of March 31, 2020 as compared to $412 million as of December 31, 2019. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2020 and December 31, 2019. As of March 31, 2020, $7.638 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 73 percent of our total debt. As of March 31, 2020, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there are a number of evolving business risks associated with COVID-19 (Refer to Risk Factors contained in Part I. Item 1A of this Quarterly Report), we are actively monitoring these risks and have implemented business continuity measures as described within Management’s Discussion and Analysis. Additionally, the Company has provided interim updates to the Board of Directors on risk mitigation strategies to ensure transparent decision making and appropriate Board oversight.

Further, while many of our employees worked remotely during the first quarter close to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and our physically dispersed team of finance professionals in offices around the world. While the first quarter close was performed remotely, fundamentally, the work performed, and the processes and controls executed did not change.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note G – Income Taxes and Note H – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to the information set forth below and other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

The global COVID-19 pandemic and related impacts are having a material adverse effect on our operations, financial performance and cash flows. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our operations, financial performance and cash flows have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility, and disruption of financial markets. Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, which could be impacted by a number of factors, including limited provider capacity to perform procedures using our products that were deferred as a result of the pandemic.

The COVID-19 pandemic has subjected, and is expected to continue to subject, our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•
Operations-related risks: Across all of our businesses, we are facing increased operational challenges from the need to protect employee health and safety. Some of these challenges include site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at customers and suppliers. We are also experiencing, and expect to continue experiencing, lower demand and volume for products and services, customer requests for potential payment deferrals or other contract modifications, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the adverse impact will be on our business operations, financial performance and results of operations.

•
Customer-related risks: In particular, as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking to quell the spread of COVID-19 and protect our customers, employees, and the patients receiving our products, we may experience significant and unpredictable reductions in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, in the United States in mid-March, governmental authorities began recommending, and in certain cases required, that elective procedures be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges will significantly reduce our net sales while the pandemic continues and until widespread guidelines for resuming elective procedures are established. Further, once the pandemic subsides, we anticipate there may be some continued reluctance upon the part of some patients to seek medical attention in a hospital setting. In addition, for the majority of patients who do seek appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, we anticipate there may be a substantial backlog. As a result, patients seeking to schedule or reschedule elective or deferrable procedures utilizing our products will have to navigate potentially limited healthcare provider capacity. We believe this likely patient reluctance and potential healthcare provider capacity could have an adverse effect on our sales following the end of the pandemic.

•
Employee-related risks: In an attempt to proactively address the changed business environment caused by COVID-19, in order to preserve employees’ jobs and ensure we are able to quickly respond to increased customer demand, when deferrable procedures resume after the conclusion of the pandemic, we have made temporary work hour reductions, and corresponding salary reductions, where appropriate, for many of our employees. However, because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, we may, in the future, have to consider taking additional actions including further reductions to salary and work hours, furloughs, restructuring, layoffs or extensions of remote work arrangements, which may negatively impact our workforce and our business. These negative impacts could include inhibiting our ability to quickly respond to increased customer demand and to take advantage of more favorable economic and market conditions after the pandemic subsides as well as lower productivity and higher employee attrition.

•
Accounting-related risks: Generally accepted accounting principles and the related authoritative guidance are complex and involve subjective judgments. In particular, the accounting for revenue, inventory, goodwill, intangible assets, income taxes and other assets and liabilities requires reliance on forward looking estimates of sales and/or earnings. Due to the uncertainty surrounding the COVID-19 pandemic, estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in this environment. Changes in the underlying estimates, assumptions or judgments could have a material adverse impact on our future results of operations, financial position and cash flows.

•
Leverage- and market-related risks: The current financial market dynamics and volatility pose heightened risks to our previously announced timelines for decreasing our leverage, which we expect to be delayed as we seek to maintain appropriate liquidity to compensate for lower cash flows from operations or as variables impacting our leverage ratios fluctuate with extreme market volatility.

•
Liquidity- and funding-related risks: While we have significant sources of cash and liquidity and access to committed credit lines, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Additionally, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses, slower progress in decreasing our leverage or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our business. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding (including for receivables monetization or supply chain finance programs), which could adversely affect our business, financial position and results of operations. Although the U.S. federal and other governments have announced a number of funding programs to support businesses, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, or by further change or uncertainty related to the terms of these programs.

As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results, particularly if the COVID-19 pandemic and its associated impacts reoccur in successive waves in the coming months.

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

10.1
Credit Agreement dated as of April 21, 2020, by and among Boston Scientific Corporation, the several lenders parties thereto, Wells Fargo Bank, National Association, as Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 21, 2020, File No. 1-11083).

10.2
First Amendment, dated as of April 21, 2020, to Term Loan Credit Agreement dated as of February 27, 2020, by and among Boston Scientific Corporation, the several lenders parties thereto, Wells Fargo Bank, National Association, as Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 21, 2020, File No. 1-11083).

10.3
First Amendment, dated as of April 21, 2020, to Revolving Credit Agreement, dated as of December 19, 2018, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and Bank of America, N.A. as syndication agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 21, 2020, File No. 1-11083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2020.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer