Form 10-Q
period 2020-06-30
BOSTON SCIENTIFIC CORP
filed 2020-08-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
508 683-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	BSX	New York Stock Exchange
0.625% Senior Notes due 2027	BSX27	New York Stock Exchange
5.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share	BSX PR A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 31, 2020 was 1,430,674,668.

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$2,003	$2,631	$4,546	$5,124
Cost of products sold	791	758	1,596	1,488
Gross profit	1,212	1,873	2,950	3,636

Operating expenses:
Selling, general and administrative expenses	798	968	1,776	1,837
Research and development expenses	242	280	542	559
Royalty expense	8	17	20	32
Amortization expense	197	161	398	321
Intangible asset impairment charges	34	37	233	105
Contingent consideration expense (benefit)	—	10	(108)	(18)
Restructuring charges (credits)	3	1	13	7
Litigation-related net charges (credits)	—	15	—	(133)
	1,283	1,489	2,875	2,711
Operating income (loss)	(71)	384	75	925

Other income (expense):
Interest expense	(91)	(89)	(179)	(198)
Other, net	(18)	(150)	(54)	(125)
Income (loss) before income taxes	(181)	145	(159)	602
Income tax expense (benefit)	(33)	(9)	(22)	24
Net income (loss)	(147)	154	(137)	578
Preferred stock dividends	(5)	—	(5)	—
Net income (loss) available to common stockholders	$(153)	$154	$(142)	$578

Net income (loss) per common share — basic	$(0.11)	$0.11	$(0.10)	$0.42
Net income (loss) per common share — assuming dilution	$(0.11)	$0.11	$(0.10)	$0.41

Weighted-average shares outstanding
Basic	1,410.9	1,391.0	1,404.1	1,389.4
Assuming dilution	1,410.9	1,408.6	1,404.1	1,408.5

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$(147)	$154	$(137)	$578
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(11)	—	(187)	7
Net change in derivative financial instruments	(26)	(9)	48	40
Net change in defined benefit pensions and other items	—	—	—	(1)
Total other comprehensive income (loss)	(37)	(9)	(139)	45
Total comprehensive income (loss)	$(185)	$144	$(276)	$623

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,724	$217
Trade accounts receivable, net	1,457	1,828
Inventories	1,516	1,579
Prepaid income taxes	181	195
Other current assets	925	880
Total current assets	5,803	4,699
Property, plant and equipment, net	2,079	2,079
Goodwill	10,101	10,176
Other intangible assets, net	7,160	7,886
Deferred tax assets	4,182	4,196
Other long-term assets	1,500	1,529
TOTAL ASSETS	$30,823	$30,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$254	$1,416
Accounts payable	408	542
Accrued expenses	1,718	2,109
Other current liabilities	729	800
Total current liabilities	3,108	4,866
Long-term debt	9,278	8,592
Deferred income taxes	585	595
Other long-term liabilities	2,236	2,635

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of June 30, 2020 and none as of December 31, 2019	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,676,753,566 shares as of June 30, 2020 and 1,642,488,911 shares as of December 31, 2019	17	16
Treasury stock, at cost - 247,566,270 shares as of June 30, 2020 and December 31, 2019	(1,717)	(1,717)
Additional paid-in capital	19,590	17,561
Accumulated deficit	(2,405)	(2,253)
Accumulated other comprehensive income (loss), net of tax	131	270
Total stockholders’ equity	15,616	13,877
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,823	$30,565

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value	Shares Issued	Par Value
As of December 31, 2018	—	$—	1,632,148,030	$16	$(1,717)	$17,346	$(6,953)	$33
Net income (loss)							424
Total other comprehensive income (loss)								54
Stock-based compensation			6,001,343			28
As of March 31, 2019	—	$—	1,638,149,373	$16	$(1,717)	$17,374	$(6,528)	$87
Net income (loss)							154
Total other comprehensive income (loss)								(9)
Stock-based compensation			949,557			48
As of June 30, 2019	—	$—	1,639,098,930	$16	$(1,717)	$17,422	$(6,375)	$78
Net income (loss)							126
Total other comprehensive income (loss)								60
Stock-based compensation			2,243,579			89
As of September 30, 2019	—	$—	1,641,342,509	$16	$(1,717)	$17,510	$(6,249)	$138
Net income (loss)							3,996
Total other comprehensive income (loss)								132
Stock-based compensation			1,146,402			50
As of December 31, 2019	—	$—	1,642,488,911	$16	$(1,717)	$17,561	$(2,253)	$270
Net income (loss)							11
Cumulative effect adjustment for adoption of ASU 2016-13							(10)
Total other comprehensive income (loss)								(101)
Stock-based compensation			4,388,331			28
As of March 31, 2020	—	$—	1,646,877,242	$16	$(1,717)	$17,589	$(2,252)	$168
Net income (loss)							(147)
Total other comprehensive income (loss)								(37)
Preferred stock issuance	10,062,500	—				975
Common stock issuance			29,382,500	—		975
Preferred stock dividends							(5)
Stock-based compensation			493,824			50
As of June 30, 2020	10,062,500	$—	1,676,753,566	$17	$(1,717)	$19,590	$(2,405)	$131

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash provided by (used for) operating activities	$192	$642

Investing activities:
Purchases of property, plant and equipment	(168)	(154)
Proceeds from sale of property, plant and equipment	4	2
Payments for acquisitions of businesses, net of cash acquired	(3)	(763)
Proceeds from royalty rights	45	—
Payments for investments and acquisitions of certain technologies	(29)	(115)
Proceeds from divestiture	15	—
Cash provided by (used for) investing activities	(135)	(1,030)

Financing activities:
Payment of contingent consideration and royalty rights established in purchase accounting	(90)	(64)
Payments on short-term borrowings	(2,700)	(1,000)
Proceeds from short-term borrowings, net of debt issuance costs	2,245	—
Net increase (decrease) in commercial paper	(714)	675
Payments on borrowings from credit facilities	(1,919)	—
Proceeds from borrowings on credit facilities	1,916	—
Payments on long-term borrowings and debt extinguishment costs	(1,000)	(1,472)
Proceeds from long-term borrowings, net of debt issuance costs	1,683	4,243
Net proceeds from issuance of preferred stock in connection with public offering	975	—
Net proceeds from issuance of common stock in connection with public offering	975	—
Cash used to net share settle employee equity awards	(57)	(61)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	48	63
Cash provided by (used for) financing activities	1,361	2,383

Effect of foreign exchange rates on cash	(9)	—

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,409	1,994
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	607	829
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,016	$2,823

Supplemental Information
Stock-based compensation expense	$88	$74
Fair value of contingent consideration recorded in purchase accounting	—	131
Non-cash impact of transferred royalty rights	(45)	—

	As of June 30,
Reconciliation to amounts in the unaudited condensed consolidated balance sheets:	2020	2019
Cash and cash equivalents	$1,724	$123
Restricted cash and restricted cash equivalents included in Other current assets	245	2,657
Restricted cash equivalents included in Other long-term assets	46	42
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,016	$2,823
See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Amounts reported in millions within this report are computed based on the amounts in thousands. As a result, the sum of the components reported in millions may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in dollars.

Subsequent Events

We evaluate events occurring after the date of our most recent accompanying unaudited condensed consolidated balance sheet for potential recognition or disclosure in our financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly. Refer to Note I – Stockholders' Equity for more information. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note H – Commitments and Contingencies and Note I – Stockholders' Equity for more information.

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

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our unaudited condensed consolidated financial statements include the operating results for acquired entities from the respective date of acquisition. We did not complete any material acquisitions or divestitures during the first six months of 2020. We have not presented supplemental pro forma financial information for prior acquisitions given their results are not material to our unaudited condensed consolidated financial statements. We recorded immaterial purchase price adjustments during the measurement period for the preliminary purchase price allocations of acquisitions made in prior periods in the first six months of 2020. Transaction costs for all acquisitions completed in the second quarter and first six months of 2020 and 2019 were immaterial to our unaudited condensed consolidated financial statements and were expensed as incurred.

Q2 2019 YTD Acquisitions

Vertiflex, Inc.

On June 11, 2019, we announced the closing of our acquisition of Vertiflex, Inc. (Vertiflex), a privately-held company which developed and commercialized the Superion™ Indirect Decompression System, a minimally-invasive device used to improve physical function and reduce pain in patients with lumbar spinal stenosis (LSS). The transaction price consisted of an upfront cash payment of $465 million and contingent payments that are based on a percentage of Vertiflex sales growth in the first three years following the acquisition close. At the time of acquisition, we estimated the sales-based contingent payments to be in a range of zero to $100 million; however, the payments are uncapped over the three year earn-out period. Following the closing of the acquisition, we integrated the Vertiflex business into our Neuromodulation division.

Millipede, Inc.

On January 29, 2019, we announced the closing of our acquisition of Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. We were an investor in Millipede since the first quarter of 2018 as part of an investment and acquisition option agreement, whereby we purchased a portion of the outstanding shares of Millipede, along with newly issued shares of the company, for an upfront cash payment of $90 million. In the fourth quarter of 2018, upon the successful completion of a first-in-human clinical study, we exercised our option to acquire the remaining shares of Millipede. We held an interest of approximately 20 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. The transaction price for the remaining stake consisted of an upfront cash payment of $325 million and up to an additional $125 million payment upon achievement of a commercial milestone. Following the closing of the acquisition, we integrated the Millipede business into our Interventional Cardiology division.

Purchase Price Allocation

We accounted for the acquisitions of Vertiflex and Millipede as business combinations, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition dates. The final purchase prices were comprised of the following components:

(in millions)
Payments for acquisitions, net of cash acquired	$763
Fair value of contingent consideration	127
Fair value of prior interests	102
$992

The final combined purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$577
Amortizable intangible assets	220
Indefinite-lived intangible assets	240
Other assets acquired	24
Liabilities assumed	(12)
Net deferred tax liabilities	(58)
$992

We allocated a portion of the combined purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$210	12	15%
Other intangible assets	10	12	15%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	240	N/A	19%
	$461
Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations as well as revenue and cash flow projections associated with future technologies and has been allocated to our reportable segments based on the relative expected benefit. The goodwill recorded relating to our 2019 acquisitions is not deductible for tax purposes.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2019	$354
Contingent consideration net expense (benefit)	(108)
Contingent consideration payments	(38)
Balance as of June 30, 2020	$208

As of June 30, 2020, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our prior acquisitions was $627 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The $108 million benefit recorded in the first six months of 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or in the case of nVision Medical Corporation (nVision) for milestones that would not be achieved due to management's discontinuation of the R&D program.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
R&D, Regulatory and Commercialization-based Milestones	$97 million	Discounted Cash Flow	Discount Rate	3%	-	3%	3%
			Probability of Payment	90%	-	90%	90%
			Projected Year of Payment	2027	-	2027	2027
Revenue-based Payments	$111 million	Discounted Cash Flow	Discount Rate	11%	-	14%	13%
			Probability of Payment	100%	-	100%	100%
			Projected Year of Payment	2020	-	2024	2022
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to some of our research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2020.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	June 30, 2020	December 31, 2019
Equity method investments	$262	$264
Measurement alternative investments (1)	200	171
Publicly-held equity securities (2)	—	1
Notes receivable	4	23
	$467	$458
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

As of June 30, 2020, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $328 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of June 30, 2020		As of December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Amortizable intangible assets
Technology-related	$11,856	$(5,954)	$12,020	$(5,706)
Patents	519	(409)	525	(408)
Other intangible assets	1,753	(1,147)	1,754	(1,081)
	$14,128	$(7,511)	$14,299	$(7,195)
Indefinite-lived intangible assets
Goodwill	$20,001	$(9,900)	$20,076	$(9,900)
IPR&D	423	—	662	—
Technology-related	120	—	120	—
	$20,543	$(9,900)	$20,858	$(9,900)

Our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes and will carry forward from one product generation to the next. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives. Our IPR&D represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. In the first quarter of 2020, following receipt of CE Mark for certain products, we reclassified certain of our IPR&D intangible assets to amortizable technology-related assets and began amortization to reflect their use over their remaining lives.

The following represents our goodwill balance by global reportable segment and our separately presented Specialty Pharmaceuticals operating segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Specialty Pharmaceuticals	Total
As of December 31, 2019	$2,061	$2,192	$5,676	$247	$10,176
Impact of foreign currency fluctuations and other changes in carrying amount	(8)	1	(58)	(10)	(75)
As of June 30, 2020	$2,053	$2,193	$5,617	$237	$10,101

Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

We did not record any goodwill impairment charges in the second quarter and first six months of 2020 or 2019. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2020, we performed our annual goodwill impairment test for all of our reporting units and concluded that the fair value of each reporting unit exceeded its carrying value.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We identified the following reporting units in our 2020 annual goodwill impairment test: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health, Neuromodulation and Specialty Pharmaceuticals. We aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other.

In 2020, we utilized the qualitative assessment approach to test all of our reporting units. We assessed recent events, including the COVID-19 pandemic, as well as changes in macroeconomic factors, industry and market conditions, overall financial performance and other entity-specific factors since the most recently performed quantitative test. After assessing the totality of events, we determined that it is more likely than not that the fair value of each of our reporting units has sufficient excess over its carrying value, and concluded that goodwill was not impaired or at risk of impairment in the second quarter of 2020.

We recorded Intangible asset impairment charges of $34 million in the second quarter of 2020, $37 million in the second quarter of 2019, $233 million in the first six months of 2020 and $105 million in the first six months of 2019. The impairment charges recorded in the second quarter and first six months of 2020 were primarily associated with amortizable developed technology that were initially established following our acquisition of nVision. In general, these charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability, and specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with FASB ASC Topic 350. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value. There were no indicators of impairment in the second quarter of 2020 that necessitated an interim impairment test.

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

Currency Hedging Instruments

Risk Management Strategy

Our risk from changes in currency exchange rates consists primarily of monetary assets and liabilities; forecasted intercompany and third-party transactions; net investments in certain subsidiaries; and, during 2019 prior to our acquisition of BTG plc

(BTG), the purchase price of BTG, which was denominated in a currency other than the U.S. dollar. We manage currency exchange rate risk at a consolidated level to reduce the cost of hedging by taking advantage of offsetting transactions. We employ derivative and nonderivative instruments, primarily forward currency contracts, to reduce the risk to our earnings and cash flows associated with changes in currency exchange rates.

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

In November 2019, we completed an offering of €900 million (approximately $1.000 billion) in aggregate principal amount of 0.625% senior notes due in 2027 (December 2027 Notes). The euro-denominated debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional entities. We de-designated a portion of the net investment hedge in the second quarter of 2020. The notional value of our outstanding net investment hedges was $1.946 billion as of June 30, 2020 and $1.950 billion as of December 31, 2019, which includes our derivative and nonderivative instruments designated as net investment hedges.

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

Interest Rate Hedging Instruments
Risk Management Strategy

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to mitigate the risk to our earnings and cash flows associated with exposure to changes in interest rates. Under these agreements, we and the counterparty, at specified intervals, exchange the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. We designate these derivative instruments either as fair value or cash flow hedges in accordance with FASB ASC Topic 815.

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of June 30, 2020 and December 31, 2019. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, so long as the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $32 million loss as of June 30, 2020 and a $34 million loss as of December 31, 2019. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of June 30, 2020 and December 31, 2019. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within the Long-term debt caption on our unaudited condensed consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of June 30, 2020 and December 31, 2019. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2020	December 31, 2019
Forward currency contracts	Cash flow hedge	$3,589	$3,891
Forward currency contracts	Net investment hedge	967	953
Foreign currency-denominated debt (1)	Net investment hedge	979	997
Forward currency contracts	Non-designated	3,885	4,377
Total Notional Outstanding		$9,420	$10,218
(1) The €900 million (approximately $1.000 billion) debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional subsidiaries. We de-designated a portion of the net investment hedge in the second quarter of 2020.

The remaining time to maturity as of June 30, 2020 is within 60 months for all designated forward currency contracts and generally less than one year for all non-designated forward currency contracts. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Condensed Consolidated Statements of Operations (1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2020
Forward currency contracts
Cash flow hedges	$(8)	$2	$(6)	Cost of products sold	$791	$(28)	$6	$(21)
Net investment hedges (2)	(5)	1	(4)	Interest expense	91	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges (3)	(22)	5	(17)	Other, net	18	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	91	1	—	1
Three Months Ended June 30, 2019
Forward currency contracts
Cash flow hedges	$2	$(1)	$2	Cost of products sold	$758	$(16)	$4	$(12)
Net investment hedges (2)	(5)	1	(4)	Interest expense	89	(10)	2	(8)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	89	1	—	1
Six Months Ended June 30, 2020
Forward currency contracts
Cash flow hedges	$111	$(25)	$86	Cost of products sold	$1,596	$(51)	$11	$(39)
Net investment hedges (2)	17	(25)	(8)	Interest expense	179	(12)	3	(9)
Foreign currency-denominated debt
Net investment hedges (3)	2	3	5	Other, net	54	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	179	3	(1)	2
Six Months Ended June 30, 2019
Forward currency contracts
Cash flow hedges	$75	$(17)	$58	Cost of products sold	$1,488	$(25)	$6	$(19)
Net investment hedges (2)	28	(6)	22	Interest expense	198	(21)	5	(16)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	198	2	—	1
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

As of June 30, 2020, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$107
Forward currency contracts	Net investment hedge	Interest expense	21
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)
Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2020	2019	2020	2019
Net gain (loss) on currency hedge contracts	Other, net	$6	$(152)	$(9)	$(130)
Net gain (loss) on currency transaction exposures	Other, net	(11)	(4)	(3)	2
Net currency exchange gain (loss)		$(5)	$(156)	$(12)	$(127)

As of June 30, 2019, we had outstanding certain non-designated forward currency contracts that we entered into for the purpose of managing our exposure to currency exchange rate risk related to the British pound sterling-denominated purchase price of BTG. In the third quarter of 2019, we settled all outstanding contracts. We recognized a $151 million loss in the second quarter of 2019 and a $116 million loss in the first six months of 2019 in Other, net due to changes in fair value of the contracts.

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

	Location on Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		June 30, 2020	December 31, 2019
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$124	$72
Forward currency contracts	Other long-term assets	241	216
		364	288
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	37	33
Total Derivative and Nonderivative Assets		$402	$321

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$2	$3
Forward currency contracts	Other long-term liabilities	6	8
Foreign currency-denominated debt	Other long-term liabilities	997	998
		1,005	1,009
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	31	29
Total Derivative and Nonderivative Liabilities		$1,036	$1,037
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
Recurring Fair Value Measurements
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. FASB ASC Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The category of a financial asset or a financial liability within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:
•Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.
•Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.
•Level 3 – Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market and government funds	$1,473	$—	$—	$1,473	$50	$—	$—	$50
Publicly-held securities	—	—	—	—	1	—	—	1
Hedging instruments	—	402	—	402	—	321	—	321
Licensing arrangements	—	—	440	440	—	—	518	518
	$1,473	$402	$440	$2,316	$51	$321	$518	$890
Liabilities
Hedging instruments	$—	$1,036	$—	$1,036	$—	$1,037	$—	$1,037
Contingent consideration liability	—	—	208	208	—	—	354	354
Licensing arrangements	—	—	488	488	—	—	571	571
	$—	$1,036	$696	$1,732	$—	$1,037	$925	$1,963

Our investments in money market and government funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $1.473 billion invested in money market and government funds as of June 30, 2020, we had $251 million in interest-bearing and non-interest-bearing bank accounts. Furthermore, in addition to $50 million invested in money market and government funds as of December 31, 2019, we had $165 million in interest-bearing and non-interest-bearing bank accounts.

Our recurring fair value measurements using Level 3 inputs relate to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.

In addition, our recurring fair value measurements using Level 3 inputs relate to our licensing arrangements, principally the contractual right to receive future royalty payments related to Zytiga™. This contractual right was acquired with BTG on August 19, 2019. Prior to our acquisition of BTG, BTG agreed to pay 50 percent of the Zytiga™ royalty stream, net of certain offsets, to the inventors associated with the intellectual property. In the fourth quarter of 2019, we sold the remaining 50 percent we acquired through our acquisition of BTG of the future Zytiga™ royalty stream for an upfront cash payment of $256 million to the Ontario Municipal Employees Retirement System (OMERS). In accordance with FASB ASC Topic 860, Transfers and Servicing, we are accounting for the transfer of the royalty stream to OMERS as a secured borrowing, continue to recognize the financial asset and associated liability in our unaudited condensed consolidated balance sheets and do not expect to receive any future cash benefit from Zytiga™ royalties.

We have elected the fair value option to account for our licensing arrangements' financial asset and financial liability in accordance with FASB ASC Topic 825, Financial Instruments. As of June 30, 2020, we have recorded the fair values using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our unaudited condensed consolidated balance sheets as of June 30, 2020 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of June 30, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$440 million	Discounted Cash Flow	Discount Rate	11%	-	15%	15%
			Projected Year of Payment	2020	-	2028	2024
Financial Liability	$488 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2020	-	2027	2024
(1) Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of June 30, 2020. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains or losses from the licensing arrangement.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2019	$518
Proceeds from royalty rights	(91)
Fair value adjustment (expense) benefit	13
Balance as of June 30, 2020	$440
Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2019	$571
Payments for royalty rights	(99)
Fair value adjustment expense (benefit)	17
Balance as of June 30, 2020	$488
Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods after initial recognition. The fair value of a measurement alternative investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Refer to Note B – Acquisitions and Strategic Investments for a discussion of our strategic investments, and Note C – Goodwill and Other Intangible Assets for a discussion of the fair values of our intangible assets including goodwill.

The fair value of our outstanding debt obligations was $10.947 billion as of June 30, 2020, including $998 million relating to the euro-denominated December 2027 Notes, and $11.020 billion as of December 31, 2019, including $1.004 billion relating to the euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt of $9.532 billion as of June 30, 2020 and $10.008 billion as of December 31, 2019. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate (1)
			June 30, 2020	December 31, 2019
May 2022 Notes	May 2015	May 2022	500	500	3.375%
August 2022 Term Loan	August 2019	August 2022	—	1,000
October 2023 Notes	August 2013	October 2023	244	244	4.125%
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
June 2025 Notes	May 2020	June 2025	500	—	1.900%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes	November 2019	December 2027	1,009	1,011	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
June 2030 Notes	May 2020	June 2030	1,200	—	2.650%
November 2035 Notes (2)	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2049	(94)	(83)
Unamortized Gain on Fair Value Hedges		2020 - 2023	6	7
Finance Lease Obligation		Various	6	6
Long-term debt			$9,278	$8,592
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1) Coupon rates are semi-annual, except for the December 2027 Notes, which bears an annual coupon, and the August 2022 Term Loan, which is a variable-rate instrument based on LIBOR.
(2) Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Revolving Credit Facility

We maintain a $2.750 billion revolving credit facility (Revolving Credit Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options, subject to certain conditions. On May 28, 2020, we entered into an amendment of the credit agreement to permit payment of regularly scheduled quarterly cash dividends and other limited cash payments on our issued 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) and other capital stock issued by us, which is or becomes mandatorily convertible into or exchangeable for our common stock. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. The credit agreement requires that we comply with certain covenants, including a financial covenant described within Financial Covenant below. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the Revolving Credit Facility. In April 2020, we entered into the April 2021 Term Loan, described below, and used the proceeds to repay a portion of the amounts outstanding under the Revolving Credit Facility. In May 2020, we completed our senior notes offering described below and used a portion of the proceeds to repay $450 million outstanding under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of June 30, 2020 or December 31, 2019.

Term Loans

On April 21, 2020, in a proactive step to offset the potential impact of the COVID-19 pandemic on our short-term liquidity, we entered into a $1.250 billion term loan credit agreement scheduled to mature on April 20, 2021 (April 2021 Term Loan). We used proceeds from the April 2021 Term Loan to repay a portion of the amounts outstanding under the Revolving Credit Facility and the remaining amount under the December 2020 Term Loan described below. In May 2020, as described in further detail below, we used a portion of the proceeds from the May 2020 senior notes offering to prepay $500 million of amounts outstanding under April 2021 Term Loan, and a portion of the combined net proceeds from our MCPS and common stock offerings to repay in full the remaining $750 million outstanding under the April 2021 Term Loan and to pay related fees, expenses and premiums, after which it was terminated.

On February 27, 2020, we entered into a $1.000 billion term loan credit agreement scheduled to mature on February 25, 2021 (February 2021 Term Loan). We used the proceeds from the February 2021 Term Loan to repay the remaining amounts outstanding of the Three-Year Delayed Draw Term Loan, described below. On May 28, 2020, we entered into an amendment of the credit agreement pursuant to which the limitation on restricted payments now permits payment of regularly scheduled quarterly cash dividends and other limited cash payments on our issued MCPS and other capital stock issued by us, which is or becomes mandatorily convertible into or exchangeable for our common stock. The February 2021 Term Loan bears interest at an annual rate of LIBOR plus a margin of 0.85%. The credit agreement is subject to a financial covenant described below under Financial Covenant, and also contains customary events of default, which may result in the acceleration of any outstanding commitments. We used a portion of the proceeds from our May 2020 senior notes offering, described below, to prepay $750 million of amounts outstanding under the February 2021 Term Loan. As of June 30, 2020, we had $250 million outstanding under the February 2021 Term Loan, which is presented within Current debt obligations on our unaudited condensed consolidated balance sheets.

On December 5, 2019, we entered into a $700 million term loan credit agreement, which was scheduled to mature on December 3, 2020 (December 2020 Term Loan). As of December 31, 2019, we had $700 million outstanding under the December 2020 Term Loan, and we used the proceeds to repay a portion of the Two-Year Delayed Draw Term Loan, described below. In January 2020, we repaid $300 million of the outstanding balance of the December 2020 Term Loan with proceeds from our commercial paper program. In April 2020, we used the proceeds from the April 2021 Term Loan to repay the remaining amounts outstanding under the December 2020 Term Loan and terminated the facility.

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the acquisition of BTG (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the acquisition of BTG (Three-Year Delayed Draw Term Loan). On August 19, 2019, for the purpose of funding the acquisition of BTG, we borrowed $1.000 billion under the Two-Year Delayed Draw Term Loan and $1.000 billion under the Three-Year Delayed Draw Term Loan. In 2019, we repaid all amounts outstanding on the Two-Year Delayed Draw Term Loan with proceeds from the sale of the Zytiga-related royalty interests, December 2020 Term Loan and commercial paper and terminated the facility. As of December 31, 2019, we had $1.000 billion outstanding under the Three-Year Delayed Draw Term Loan (also referred to as the "August 2022 Term Loan" in the debt maturity schedule above). In the first quarter of 2020, we repaid all amounts outstanding on the Three-Year Delayed Draw Term Loan with proceeds from the February 2021 Term Loan and terminated the facility. As of June 30, 2020, we had no amounts outstanding under the Two and Three-Year Delayed Draw Term Loans and the facilities were terminated.

Financial Covenant

As of and through June 30, 2020, we were in compliance with the financial covenant required by all existing credit arrangements described above:

	Covenant Requirement	Actual
	as of June 30, 2020	as of June 30, 2020
Maximum permitted leverage ratio (1)	4.75 times	3.64 times
(1)Ratio of total debt to deemed consolidated EBITDA, as defined by the credit agreements, as amended.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) establish a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) maintain the maximum permitted leverage ratio of 4.75 times through the remainder of

2020, with a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the facility. In addition, pursuant to the April 21, 2020 Revolving Credit Facility and February 2021 Term Loan amendments, the definition of “Material Adverse Effect” has been amended to remove the direct and indirect effects of the COVID-19 pandemic from what constitutes a material adverse effect.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2020, we had $217 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of June 30, 2020, we had $955 million of the litigation exclusion remaining.

Any inability to maintain compliance with this amended covenant could require us to seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with this covenant, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us. In this case, all credit facility commitments would terminate, and any amounts borrowed under the facility would become immediately due and payable. Furthermore, any termination of our credit facility may negatively impact the credit ratings assigned to our commercial paper program which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

Our commercial paper program is backed by the Revolving Credit Facility, as discussed above. Outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the Revolving Credit Facility and did not have any commercial paper outstanding as of June 30, 2020.

	As of
(in millions, except maturity and yield)	June 30, 2020	December 31, 2019
Commercial paper outstanding (at par)	$—	$711
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,750	2,039
Weighted average maturity	0 days	55 days
Weighted average yield	—%	2.21%

Senior Notes

We had senior notes outstanding of $9.359 billion as of June 30, 2020 and $7.661 billion as of December 31, 2019. In May 2020, we completed an offering of $1.700 billion in aggregate principal amount of senior notes comprised of $500 million of 1.900% senior notes due June 2025 and $1.200 billion of 2.650% senior notes due June 2030. We used the net proceeds from the offering to refinance $450 million of amounts outstanding under the Revolving Credit Facility, prepay $750 million of amounts outstanding under the $1.000 billion February 2021 Term Loan, prepay $500 million of amounts outstanding under the $1.250 billion April 2021 Term Loan and pay related fees, expenses and premiums.

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

Factoring Arrangements	As of June 30, 2020		As of December 31, 2019
	Amount De-recognized	Average Interest Rate	Amount De-recognized	Average Interest Rate
Euro denominated	$130	2.1%	$171	1.4%
Yen denominated	188	0.6%	226	0.6%
Other Contractual Obligations and Commitments

We had outstanding letters of credit of $111 million as of June 30, 2020 and $105 million as of December 31, 2019, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2020 and December 31, 2019, none of the beneficiaries had drawn upon the letters of credit or guarantees, accordingly, we have not recognized a related liability for our outstanding letters of credit in our unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,724	$217
Restricted cash and restricted cash equivalents in Other current assets	245	346
Restricted cash equivalents in Other long-term assets	46	43
	$2,016	$607

Trade accounts receivable, net

	As of
(in millions)	June 30, 2020	December 31, 2019
Trade accounts receivable	$1,551	$1,902
Allowance for credit losses	(94)	(74)
	$1,457	$1,828

The following is a rollforward of our Allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$87	$72	$74	$68
Cumulative effect adjustment for adoption of ASU 2016-13	n/a	n/a	10	n/a
Credit loss expense	14	4	22	11
Write-offs	(7)	(4)	(13)	(6)
Ending balance	$94	$73	$94	$73
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

Inventories

	As of
(in millions)	June 30, 2020	December 31, 2019
Finished goods	$867	$971
Work-in-process	166	192
Raw materials	482	416
	$1,516	$1,579

Other current assets

	As of
(in millions)	June 30, 2020	December 31, 2019
Restricted cash and restricted cash equivalents	$245	$346
Derivative assets	161	105
Licensing arrangements	167	186
Other	351	243
	$925	$880

Property, plant and equipment, net

	As of
(in millions)	June 30, 2020	December 31, 2019
Land	$118	$117
Buildings and improvements	1,229	1,198
Equipment, furniture and fixtures	3,449	3,411
Capital in progress	405	442
	5,201	5,169
Less: accumulated depreciation	3,122	3,089
	$2,079	$2,079

Depreciation expense was $78 million for the second quarter of 2020, $73 million for the second quarter of 2019, $154 million for the first six months of 2020 and $142 million for the first six months of 2019.

Other long-term assets

	As of
(in millions)	June 30, 2020	December 31, 2019
Restricted cash equivalents	$46	$43
Operating lease right-of-use assets	315	336
Derivative assets	241	216
Investments	467	458
Licensing arrangements	273	332
Other	157	144
	$1,500	$1,529

Accrued expenses

	As of
(in millions)	June 30, 2020	December 31, 2019
Legal reserves	$314	$470
Payroll and related liabilities	572	708
Rebates	269	298
Contingent consideration	32	56
Other	531	576
	$1,718	$2,109
Other current liabilities

	As of
(in millions)	June 30, 2020	December 31, 2019
Deferred revenue	$143	$144
Licensing arrangements	174	197
Taxes payable	193	265
Other	219	195
	$729	$800

Other long-term liabilities

	As of
(in millions)	June 30, 2020	December 31, 2019
Accrued income taxes	$640	$667
Legal reserves	54	227
Accrued contingent consideration	176	299
Licensing arrangements	314	374
Operating lease liabilities	263	276
Deferred revenue	251	257
Other	537	535
	$2,236	$2,635

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective tax rate from continuing operations	18.4%	(5.9)%	13.7%	4.0%

The change in our reported tax rates for the second quarter and first six months of 2020, as compared to the same periods in 2019, relates primarily to a shift in geographical mix of earnings to higher-tax jurisdictions, partially offset by the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges as well as certain discrete tax items primarily related to share-based payments and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

As of June 30, 2020, we had $383 million of gross unrecognized tax benefits, of which a net $283 million, if recognized, would affect our effective tax rate. As of December 31, 2019, we had $455 million of gross unrecognized tax benefits, of which a net $355 million, if recognized, would affect our effective tax rate.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $98 million.

Economic stimulus legislation has been enacted in many countries in response to COVID-19. In the U.S., the CARES Act was signed into law on March 27, 2020 and provides an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we are evaluating other aid available. We have also taken advantage of the benefits offered in multiple jurisdictions including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allows us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

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

In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $368 million as of June 30, 2020 and $697 million as of December 31, 2019 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was mainly due to settlement payments related to litigation with Channel Medsystems, Inc. (Channel) and those associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $245 million as of June 30, 2020 and $346 million as of December 31, 2019. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We did not record any litigation-related net charges during the second quarter and first six months of 2020. In first six months of 2019, our litigation-related net credits included a gain of $148 million, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation (Edwards) in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses on our unaudited condensed consolidated statements of operations. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our financial covenant.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2020 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated.

Patent Litigation

On October 28, 2015, BSC filed suit against Cook Group Limited and Cook Medical LLC (collectively, “Cook”) in the District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct Endoscopic Hemoclip. The case was transferred to the District Court for the S.D. Indiana. Cook filed seven Inter Partes Review (“IPR”) requests with the U.S. Patent and Trademark Office against the four asserted patents. All IPRs have concluded , and Cook and Boston Scientific both appealed the Patent Office’s IPR decisions to the Federal Circuit Court of Appeals. On April 30, 2020, the U.S. Court of Appeals ruled that claims from two of the Boston Scientific patents remain valid, though two of the patents will be further reviewed by the USPTO's Patent Trial and Appeal Board. The district court had stayed the case pending the appeals court decision on the IPRs.

On December 9, 2016, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement action against Nevro in U.S. District Court for the District of Delaware (16-cv-1163) alleging that ten U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ Spinal Cord Stimulation System. On June 22, 2020, this action was consolidated with case 18-cv-664, described below. The court set trial for October 2021.

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc., served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the University’s Petition for Certiorari. UT is proceeding with its case against BSC in Delaware.

On April 21, 2018, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement, theft of trade secrets and tortious interference with a contract action against Nevro in U.S. District Court for the District of Delaware (18-cv-664), and amended the complaint on July 18, 2018, alleging that nine U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ I and Senza™ II Spinal Cord Stimulation Systems. On December 9, 2019, Nevro filed an answer and counterclaims, in which it alleged that our Spinal Cord Stimulation systems infringe 5 Nevro patents. On June 22, 2020, this action was consolidated with case 16-cv-1163. The theft of trade secrets, patent counterclaims, and patent infringement claims from case 16-cv-1163 were set for trial in October 2021. The patent infringement claims from case 18-cv-664 were stayed pending IPRs.

Product Liability Litigation

As of July 22, 2020, approximately 54,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of July 22, 2020, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,000 cases and claims, adjusted to reflect the Company’s analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,000 cases and claims, approximately 46,500 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. The pending cases are in various federal and state courts in the U.S. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases were specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. On December 12, 2019 the Mississippi Attorney General filed suit against BSC in State Court alleging violations of the Mississippi Consumer Protection Act which the Company plans to vigorously defend. There are fewer than 25 claims in the United Kingdom. There are also fewer than 25 cases in Canada, inclusive of one certified class action, which has settled and received Court approval. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse.

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

Other Proceedings

On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed, Inc., and Fortis Advisors, LLC, as a Securityholder Representative for the former Securityholders of nVision Medical Corp. filed a declaratory judgment action against BioCardia, Inc. in the United States District Court for the Northern District of California to address threats and allegations by BioCardia challenging inventorship and ownership of various patents that Boston Scientific Corporation acquired through an April 13, 2018 merger with nVision as well as related threats and allegations by BioCardia of trade secret misappropriation and unjust enrichment. On December 11, 2019, BioCardia filed an amended answer and counterclaims. On April 23, 2020, BioCardia filed a complaint against nVision, which had not been named as a defendant in the original case. On May 22, 2020, BioCardia amended its complaint against nVision to add twenty former nVision shareholders as defendants.

On December 21, 2017, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 28 states, and the District of Columbia. The complaint, which was filed in the United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct government sales and government-funded drug reimbursement programs. The case has been transferred to United States District Court for the District of New Jersey. On June 20, 2019, the complaint was amended to include BTG International Limited as a defendant. In May 2020, a class action complaint was filed in New Jersey federal court against Johnson & Johnson and BTG by two direct purchasers of Zytiga on behalf of similarly situated entities. The complaint alleges that BTG and J&J violated antitrust laws by attempting to enforce certain patents against potential generic competitors.

Refer to Note G – Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2019

On March 10, 2017, Imran Niazi filed a patent infringement action against us in the U.S. District Court for the Western District of Wisconsin alleging that a U.S. patent owned by him is infringed by our Acuity™ Lead Delivery System for use with our cardiac resynchronization therapy devices. On June 30, 2017, we filed a motion to dismiss for improper venue and on November 7, 2017 the Wisconsin Court granted the motion to dismiss. On November 13, 2017 Niazi refiled the same action in the U.S. District of Minnesota. We reached a confidential settlement on this matter on February 3, 2020 pursuant to which the action was dismissed.

On November 1, 2017, we entered into a definitive agreement with Channel Medsystems pursuant to which we could have been obligated to pay $145 million in cash up-front and a maximum of $130 million in contingent payments to acquire Channel. The agreement contained a provision allowing Channel to sell the remaining equity interests of Channel to us upon achievement of a regulatory milestone and an option allowing us to acquire the remaining equity interests. We sent a notice of termination of that agreement to Channel in the second quarter of 2018. On September 12, 2018, Channel filed a complaint in Delaware Chancery Court against us for alleged breach of the agreement. Channel alleged that we breached the agreement by terminating it. We answered the complaint, denied the claims by Channel and counterclaimed to recover part of our investment in Channel, alleging fraud in the inducement. On April 2, 2019, Channel announced its receipt of FDA approval of the Cerene™ Cryotherapy Device. Trial testimony was taken in April 2019 and the post-trial briefing and hearing were completed. During the third quarter of 2019, Channel notified us that they were exercising their option to sell the remaining equity interests in Channel to us. We responded to the notification that we did not intend to purchase Channel since the previous agreement had been terminated. On December 18, 2019, the Chancery Court ruled that Boston Scientific was in breach of the agreement and granted Channel's request for specific performance to require the Company to complete the purchase. On January 10, 2020, we filed a Notice of Appeal of the Chancery Court’s decision to the Delaware Supreme Court. On February 4, 2020, the Company

settled the dispute with Channel resulting in termination of the agreement, payment by the Company of an undisclosed sum and surrender of the Company's equity interest in Channel.

NOTE I – STOCKHOLDERS' EQUITY

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2020, our MCPS had an aggregate liquidation preference of $1.006 billion.

Holders of MCPS will be entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations.

Subject to certain exceptions, no dividend or distribution will be declared or paid on shares of our common stock, and no common stock will be purchased, redeemed or otherwise acquired for consideration by us or any of our subsidiaries unless, in each case, all accumulated and unpaid dividends for all preceding dividend periods have been declared and paid, or a sufficient amount of cash or number of shares of common stock has been set apart for the payment of such dividends, on all outstanding shares of MCPS. In the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid holders of our MCPS, each of which will be entitled to receive a liquidation preference in the amount of $100 per share plus accumulated and unpaid dividends.

Unless earlier converted, each share of MCPS will automatically convert on June 1, 2023, subject to postponement for certain market disruption events, into between 2.3834 and 2.9197 shares of common stock, subject to customary anti-dilution adjustments. The number of shares of common stock issuable upon conversion will be determined based on the average volume-weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately preceding June 1, 2023.

The MCPS is not subject to any redemption, sinking fund or other similar provisions. However, at our option, we may purchase or exchange the MCPS from time to time in the open market, by tender or exchange offer or otherwise, without the consent of, or notice to, holders of MCPS. The holders of the MCPS will not have any voting rights, with limited exceptions.

On July 30, 2020, the Audit Committee of our Board of Directors, pursuant to authority delegated to such committee by our Board of Directors, declared a cash dividend of $1.4361 per MCPS share (or $14 million in aggregate cash dividends) to be paid on September 1, 2020 to holders of our MCPS as of August 15, 2020, representing a dividend period beginning on the May 27, 2020 issuance date and ending on August 31, 2020. We have presented cumulative, unpaid dividends covering the period from May 27, 2020 through June 30, 2020 totaling $5 million within Accrued expenses on our unaudited condensed consolidated balance sheet as of June 30, 2020.

Common Stock

We are authorized to issue 2.000 billion shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs. Holders of common stock are junior to holders of MCPS in terms of liquidation preference.

On May 27, 2020, we completed an offering of 29,382,500 shares of common stock at a public offering price of $34.25 per share. The net proceeds from the common stock offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses.

We used a portion of the net proceeds from the May 27, 2020 MCPS and common stock offerings to repay remaining amounts outstanding under the April 2021 Term Loan and to pay related fees, expenses and premiums as discussed in Note E – Contractual Obligations and Commitments. The remaining proceeds will be used for general corporate purposes, which may include refinancing or repayment of other outstanding indebtedness and funding potential future acquisitions and investments.
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Weighted average shares outstanding - basic	1,410.9	1,391.0	1,404.1	1,389.4
Net effect of common stock equivalents	—	17.6	—	19.1
Weighted average shares outstanding - assuming dilution	1,410.9	1,408.6	1,404.1	1,408.5

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Common stock equivalents (1)	13	0	14	0
Stock options outstanding (2)	6	0	6	0
MCPS (3)	9	0	5	0
(1) Represents common stock equivalents pursuant to our employee stock-based compensation plans, which are antidilutive in the second quarter and first six months of 2020 due to our Net loss positions.
(2) Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(3) Represents common stock issuable upon the conversion of MCPS. Refer to Note I – Stockholders' Equity for additional information.

We base Net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options, stock awards and MCPS from the calculation if the effect would be anti-dilutive. The dilutive effect of MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the May 27, 2020 issuance date or the beginning of the reporting period to the extent that the effect is dilutive. If the effect is anti-dilutive, we calculate Net income (loss) per common share by adjusting Net income (loss) in the numerator for the effect of the cumulative MCPS dividends for the respective period.

We issued less than one million shares of our common stock in the second quarter of 2020, approximately one million shares of our common stock in the second quarter of 2019, approximately five million shares of our common stock in the first six months of 2020, approximately seven million shares of our common stock in the first six months of 2019, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first six months of 2020 or 2019.

NOTE K – SEGMENT REPORTING

Our seven core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments that generate revenues from the sale of medical devices. We measure and evaluate our reportable segments based on net sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. Operating income of reportable segments as a percentage of net sales of reportable segments is defined as operating income of reportable segments divided by net sales of reportable segments. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition/divestitures-related net charges/(credits), restructuring and restructuring-related net charges/(credits), certain EU Medical Device Regulation (MDR) implementation costs and litigation-related charges/(credits). Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes on the unaudited condensed consolidated statements of operations and are included in the reconciliation below.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
Net sales	2020	2019	2020	2019
MedSurg	$576	$818	$1,350	$1,584
Rhythm and Neuro	525	786	1,228	1,543
Cardiovascular	834	1,026	1,860	1,998
Total net sales of reportable segments	1,935	2,631	4,437	5,124
All other (Specialty Pharmaceuticals)	68	n/a	109	n/a
Consolidated net sales	$2,003	$2,631	$4,546	$5,124

	Three Months Ended June 30,		Six Months Ended June 30,
Income (loss) before income taxes	2020	2019	2020	2019
MedSurg	$173	$295	$432	$551
Rhythm and Neuro	32	167	131	322
Cardiovascular	186	301	385	577
Total operating income of reportable segments	391	763	947	1,449
All other (Specialty Pharmaceuticals)	49	n/a	75	n/a
Unallocated amounts:
Corporate expenses, including hedging activities	(189)	(91)	(222)	(140)
Intangible asset impairment charges, acquisition/divestiture-related net (charges) credits, restructuring- and restructuring-related net (charges) credits, EU MDR implementation costs and litigation-related net (charges) credits	(125)	(127)	(327)	(64)
Amortization expense	(197)	(161)	(398)	(321)
Operating income (loss)	(71)	384	75	925
Other expense, net	(110)	(239)	(234)	(323)
Income (loss) before income taxes	$(181)	$145	$(159)	$602

Operating income of reportable segments as a percentage of net sales of reportable segments	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
MedSurg	30.1%	36.1%	32.0%	34.8%
Rhythm and Neuro	6.1%	21.2%	10.7%	20.9%
Cardiovascular	22.3%	29.3%	20.7%	28.9%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended June 30,
	2020			2019
Businesses	U.S.	OUS	Total	U.S.	OUS	Total
Endoscopy	$190	$158	$348	$270	$200	$470
Urology and Pelvic Health	162	66	228	248	100	348
Cardiac Rhythm Management	208	143	351	288	210	498
Electrophysiology	22	30	51	39	46	84
Neuromodulation	100	23	122	160	44	204
Interventional Cardiology	189	306	495	318	388	706
Peripheral Interventions	189	151	340	155	165	320
Specialty Pharmaceuticals	60	8	68	n/a	n/a	n/a
Net Sales	$1,118	$885	$2,003	$1,478	$1,153	$2,631

	Six Months Ended June 30,
	2020			2019
Businesses	U.S.	OUS	Total	U.S.	OUS	Total
Endoscopy	$445	$345	$790	$523	$387	$910
Urology and Pelvic Health	400	161	560	479	195	674
Cardiac Rhythm Management	463	325	788	576	413	989
Electrophysiology	53	72	126	75	89	164
Neuromodulation	250	63	313	304	86	390
Interventional Cardiology	486	642	1,128	614	753	1,367
Peripheral Interventions	413	319	732	311	320	631
Specialty Pharmaceuticals	97	12	109	n/a	n/a	n/a
Net Sales	$2,607	$1,939	$4,546	$2,881	$2,243	$5,124

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2020	2019	2020	2019
U.S.	$1,058	$1,478	$2,510	$2,881
EMEA (Europe, Middle East and Africa)	416	571	968	1,132
APAC (Asia-Pacific)	410	481	819	918
LACA (Latin America and Canada)	51	101	140	192
Medical Devices	1,935	2,631	4,437	5,124
U.S.	60	n/a	97	n/a
OUS	8	n/a	12	n/a
Specialty Pharmaceuticals	68	n/a	109	n/a
Net Sales	$2,003	$2,631	$4,546	$5,124

Emerging Markets (1)	$255	$318	$522	$614
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

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $393 million as of June 30, 2020 and $400 million as of December 31, 2019. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $31 million in the second quarter and $66 million in the first six months of 2020 that was included in the above December 31, 2019 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2020	$(35)	$248	$(45)	$168
Other comprehensive income (loss) before reclassifications	(6)	(6)	—	(12)
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	(20)	—	(25)
Total other comprehensive income (loss)	(11)	(26)	—	(37)
Balance as of June 30, 2020	$(46)	$222	$(45)	$131

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2019	$(46)	$160	$(26)	$87
Other comprehensive income (loss) before reclassifications	8	2	—	10
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(11)	—	(19)
Total other comprehensive income (loss)	—	(9)	—	(9)
Balance as of June 30, 2019	$(46)	$150	$(26)	$78

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2019	$142	$173	$(45)	$270
Other comprehensive income (loss) before reclassifications	(178)	86	—	(92)
(Income) loss amounts reclassified from accumulated other comprehensive income	(9)	(37)	—	(47)
Total other comprehensive income (loss)	(187)	48	—	(139)
Balance as of June 30, 2020	$(46)	$222	$(45)	$131

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2018	$(53)	$111	$(25)	$33
Other comprehensive income (loss) before reclassifications	22	58	(1)	79
(Income) loss amounts reclassified from accumulated other comprehensive income	(16)	(18)	—	(34)
Total other comprehensive income (loss)	7	40	(1)	45
Balance as of June 30, 2019	$(46)	$150	$(26)	$78

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the second quarter and first six months of 2020 and 2019.

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

Standards to be Implemented

ASC Update No. 2020-06

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including cardiovascular, digestive, respiratory, urological, pelvic health and neurological conditions. We continue to innovate in these areas and are committed to the goal of extending our innovations into new geographies and high-growth adjacency markets. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

COVID-19 Pandemic

In December 2019, the novel strain of coronavirus (SARS-Cov-2), and its disease commonly known as COVID-19 (COVID-19), was reported in China and has since widely impacted the global public health and economic environment. In March 2020, the World Health Organization (WHO) declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). Our business trends through the first two months of the year were in line with internal expectations; however, as COVID-19 reached a global pandemic level, procedural volumes significantly declined, negatively impacting revenue and operating income. While the majority of procedures using our products are deferrable, most of the conditions that we treat are generally fairly acute and cannot be deferred for extended periods. As the pandemic spread worldwide and with COVID-19 cases confirmed in all major geographies, many elective and semi-emergent procedures were postponed, enabling hospital staff to focus critical resources on caring for COVID-19 patients. Some jurisdictions mandated elective procedure bans that include financial penalties for non-compliance. In other jurisdictions, the timing of the pandemic and public health measures have resulted in lower levels of COVID-19 cases, while hospitals have also developed protocols such that elective procedures may be conducted safely and have largely returned to normal practice. Much of the global economy is now in the process of re-opening but, at the same time, the COVID-19 pandemic is intensifying in some areas of the world, including in parts of the U.S.

Our second quarter 2020 net sales, gross profit margin, operating income and net income were significantly negatively impacted as a result of the COVID-19 pandemic. Our net sales declined 23.9 percent, with the most significant decline occurring in April 2020 and relatively smaller declines in May and June 2020. We believe our third quarter 2020 net sales will also be lower than the third quarter of 2019. However, we expect our third quarter 2020 sales will improve sequentially compared to the second quarter, and expect further sequential improvement in the fourth quarter. During the second quarter, global sales trends consistently improved compared to the prior month as physicians resumed performing procedures previously deferred. Entering the second quarter of 2020, we implemented cost reduction initiatives, including decreases in travel, meetings and customer events, hiring, clinical programs and certain research and development projects. We also implemented a temporary four-day work week for many employees globally and reduced employee compensation, including temporary significant cuts in the salaries of our Executive Committee and the cash retainer paid to our Board of Directors. In addition, we temporarily closed and/or reduced production levels at certain of our manufacturing sites in an effort to align our build plans to the current and expected demand environment. During the second quarter of 2020, as COVID-19 cases began to decrease in certain geographies, we implemented a careful and tiered approach for employees to return to our sites following state and local ordinances. Employees with the greatest need to access onsite resources to perform their roles have returned first, while those who can effectively work remotely will continue to do so in order to facilitate maximum social distancing in our sites and within our communities. All of our plants have now resumed manufacturing and are increasing their utilization levels, but most are expected to remain below full capacity in the third quarter of 2020. In those jurisdictions where temporary four-day work weeks and reductions in employee compensation were in effect, those measures concluded at the beginning of the third quarter and we recently announced the end of the aforementioned reductions in executive officer pay. While we have implemented measures to reduce costs, our operating expenses as a percentage of net sales increased during the second quarter of 2020, as approximately 70 percent of our operating expenses are fixed in nature. Our gross profit margin was also unfavorably impacted during the second quarter of 2020, due primarily to idle capacity in our manufacturing plants. We expect sequential improvement in both gross profit margin and operating expenses as a percentage of net sales in the third quarter of 2020 and further sequential improvement in the fourth quarter of 2020, unless there is a resurgence of COVID-19 infections causing further delays of elective procedures and reducing demand for our products.

We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of COVID-19, our global crisis management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees, leveraging work from home infrastructure to facilitate social distancing, limiting sales visits to critical cases and accelerating capabilities to provide remote physician support. While we expect the COVID-19 pandemic will continue to negatively impact our 2020 performance, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

We have evaluated the recoverability of the assets on our unaudited condensed consolidated balance sheet as of June 30, 2020 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by COVID-19, including revised forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities. Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Quarterly Report filed on Form 10-Q, and reflected accordingly in the accompanying condensed consolidated financial statements.

Financial Summary

Three Months Ended June 30, 2020

Our net sales for the second quarter of 2020 were $2.003 billion, as compared to $2.631 billion for the second quarter of 2019. This decrease of $628 million, or 23.9 percent, included operational net sales declines of 23.1 percent and the negative impact of 80 basis points from foreign currency fluctuations.1 Operational net sales included $157 million in the second quarter of 2020 associated with the acquisitions of Vertiflex, Inc. (Vertiflex) in the second quarter of 2019 and BTG plc (BTG) in the third quarter of 2019, each with no prior period related net sales. As the COVID-19 pandemic continued worldwide, the deferral of elective medical procedures had a material adverse impact on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss for the second quarter of 2020 was $147 million, or $(0.11) per diluted share. Our reported results for the second quarter of 2020 included certain charges and/or credits totaling $273 million (after-tax), or $0.19 per diluted share. Excluding these items, adjusted net income for the second quarter of 2020 was $120 million, or $0.08 per diluted share.1

Our reported net income for the second quarter of 2019 was $154 million, or $0.11 per diluted share. Our reported results for the second quarter of 2019 included certain charges and/or credits totaling $396 million (after-tax), or $0.28 per diluted share. Excluding these items, adjusted net income for the second quarter of 2019 was $550 million, or $0.39 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and adjusted net income (loss) and adjusted net income (loss) per share, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended June 30, 2020
(in millions, except per share data)	Net Income (Loss)*	Impact per Share(1)
Reported	$(153)	$(0.11)
Non-GAAP adjustments:
Amortization expense	177	0.12
Intangible asset impairment charges	27	0.02
Acquisition/divestiture-related net charges (credits)	50	0.04
Restructuring and restructuring-related net charges (credits)	20	0.01
EU Medical device regulation (MDR) implementation costs	6	0.00
Deferred tax expenses (benefits)	(18)	(0.01)
Discrete tax items	11	0.01
Adjusted	$120	$0.08
(1) Assumes dilution of 12.6 million shares for all or a portion of the non-GAAP adjustments.
* Net income (loss) available to common stockholders

	Three Months Ended June 30, 2019
(in millions, except per share data)	Net Income (Loss)	Impact per Share
Reported	$154	$0.11
Non-GAAP adjustments:
Amortization expense	144	0.10
Intangible asset impairment charges	35	0.02
Acquisition-related net charges (credits)	177	0.13
Restructuring and restructuring-related net charges (credits)	10	0.01
Litigation-related net charges (credits)	12	0.01
Investment impairment charges	1	0.00
Discrete tax items	18	0.01
Adjusted	$550	$0.39

Six Months Ended June 30, 2020

Our net sales for the first six months of 2020 were $4.546 billion, as compared to $5.124 billion for the first six months of 2019. This decrease of $578 million, or 11.3 percent, included operational net sales declines of 10.3 percent and the negative impact of 100 basis points from foreign currency fluctuations. Operational net sales included $314 million in the first six months of 2020 due to the acquisitions of Vertiflex, Inc. (Vertiflex) in the second quarter of 2019 and BTG plc (BTG) in the third quarter of 2019, each with no prior period related net sales. As the COVID-19 pandemic expanded and continued worldwide, the deferral of elective medical procedures had a material adverse impact on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss for the first six months of 2020 was $137 million, or $(0.10) per diluted share. Our reported results for the first six months of 2020 included certain charges and/or credits totaling $653 million (after-tax), or $0.46 per diluted share. Excluding these items, adjusted net income for the first six months of 2020 was $511 million, or $0.36 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Six Months Ended June 30, 2020
(in millions, except per share data)	Net Income (Loss)*	Impact per share(1)
Reported	$(142)	$(0.10)
Non-GAAP adjustments:
Amortization expense	356	0.25
Intangible asset impairment charges	195	0.14
Acquisition/divestitures-related net charges (credits)	13	0.01
Restructuring and restructuring-related net charges (credits)	45	0.03
EU MDR implementation costs	11	0.01
Deferred tax expenses (benefits)	8	0.01
Discrete tax items	24	0.02
Adjusted	$511	$0.36
(1) Assumes dilution of 14.4 million shares for all or a portion of the non-GAAP adjustments.
* Net income (loss) available to common stockholders

	Six Months Ended June 30, 2019
(in millions, except per share data)	Net income (loss)	Impact per share
Reported	$578	$0.41
Non-GAAP adjustments:
Amortization expense	287	0.20
Intangible asset impairment charges	97	0.07
Acquisition-related net charges (credits)	155	0.11
Restructuring and restructuring-related net charges (credits)	19	0.01
Litigation-related net charges (credits)	(116)	(0.08)
Investment impairment charges	2	0.00
Discrete tax items	18	0.01
Adjusted	$1,040	$0.74

Cash provided by operating activities was $192 million for the first six months of 2020. As of June 30, 2020, we had total debt of $9.532 billion, Cash and cash equivalents of $1.724 billion and working capital of $2.694 billion. Refer to Liquidity and Capital Resources for further discussion.

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

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported basis. Our reported revenues were unfavorably impacted by the deferral of medical procedures across our businesses driven by the COVID-19 pandemic, particularly in the second quarter, when the pandemic disrupted all of the major regions in which we operate.

	Three Months Ended June 30,
(in millions)	2020	2019	Change
Endoscopy	$348	$470	(26.0)%
Urology and Pelvic Health	228	348	(34.5)%
MedSurg	576	818	(29.6)%
Cardiac Rhythm Management	351	498	(29.4)%
Electrophysiology	51	84	(39.2)%
Neuromodulation	122	204	(40.0)%
Rhythm and Neuro	525	786	(33.2)%
Interventional Cardiology	495	706	(29.9)%
Peripheral Interventions	340	320	6.0%
Cardiovascular	834	1,026	(18.7)%
Medical Devices	1,935	2,631	(26.5)%
Specialty Pharmaceuticals	68	—	n/a
Net Sales	$2,003	$2,631	(23.9)%

	Six Months Ended June 30,
(in millions)	2020	2019	Change
Endoscopy	$790	$910	(13.2)%
Urology and Pelvic Health	560	674	(16.9)%
MedSurg	1,350	1,584	(14.8)%
Cardiac Rhythm Management	788	989	(20.3)%
Electrophysiology	126	164	(23.2)%
Neuromodulation	313	390	(19.8)%
Rhythm and Neuro	1,228	1,543	(20.4)%
Interventional Cardiology	1,128	1,367	(17.5)%
Peripheral Interventions	732	631	16.0%
Cardiovascular	1,860	1,998	(6.9)%
Medical Devices	4,437	5,124	(13.4)%
Specialty Pharmaceuticals	109	—	n/a
Net Sales	$4,546	$5,124	(11.3)%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products for the second quarter of 2020 were $348 million or 17 percent of our consolidated net sales and for the first half of 2020 were $790 million or 17 percent of our consolidated net sales. Our Endoscopy net sales decreased $122 million, or 26.0 percent, in the second quarter of 2020 and decreased $120 million, or 13.2 percent, in the first half of 2020, compared to the prior year periods. In the second quarter of 2020, this decrease included operational net sales declines of 25.5 percent and a negative impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, this decrease included operational net sales declines of 12.4 percent and a negative impact of 80 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily driven by declines in elective or semi-emergent upper endoscopy, colonoscopy and biliary procedures due to the COVID-19 pandemic environment.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products for the second quarter of 2020 were $228 million or 11 percent of our consolidated net sales and for the first half of 2020 were $560 million or 12 percent of our consolidated net sales. Our Urology and Pelvic Health net sales decreased $120 million, or 34.5 percent, in the second quarter of 2020 and decreased $114 million, or 16.9 percent, in the first half of 2020, compared to the prior year periods. In the second quarter of 2020, this decrease included operational net sales declines of 34.1 percent and a negative impact of 40 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, this decrease included operational net sales declines of 16.2 percent and a negative impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily due to the deferral of elective and semi-emergent procedures in the COVID-19 pandemic environment, notably impacting prosthetic urology and our stone franchise given its significance to our business.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our net sales of CRM products for the second quarter of 2020 were $351 million or 18 percent of our consolidated net sales and for the first half of 2020 were $788 million or 17 percent of our consolidated net sales. Our CRM net sales decreased $146 million, or 29.4 percent, in the second quarter of 2020 and decreased $200 million, or 20.3 percent, in the first half of 2020, compared to the prior year periods. In the second quarter of 2020, this decrease included operational net sales declines of 28.8 percent and a negative impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, this decrease included operational net sales declines of 19.4 percent and a negative impact of 90 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily due to a decline in both defibrillator and pacemaker procedures, with semi-emergent and emergent procedures deferred in the COVID-19 pandemic environment. In June 2020, we announced U.S. 510(k) clearance for the LUX-Dx Insertable Cardiac Monitor (ICM) system, a new, long-term diagnostic device implanted in patients to detect arrhythmias associated with conditions such as atrial fibrillation (AF), cryptogenic stroke, and syncope. We started U.S. commercialization of this technology in the third quarter of 2020.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products for the second quarter of 2020 were $51 million or 3 percent of our consolidated net sales and for the first half of 2020 were $126 million or 3 percent of our consolidated net sales. Our Electrophysiology net sales decreased $33 million, or 39.2 percent, in the second quarter of 2020 and decreased $38 million, or 23.2 percent, in the first half of 2020, compared to the prior year periods. In the second quarter of 2020, this decrease included operational net sales declines of 38.9 percent and a negative impact of 30 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, this decrease included operational net sales declines of 22.6 percent and a negative impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. Sales of our mapping and navigation products and our core diagnostic and therapeutic devices declined year over year due to the impact of COVID-19 and deferral of elective Electrophysiology procedures. In June 2020, we announced the U.S.

launch of the DirectSense™ Technology, a tool for monitoring radiofrequency (RF) energy delivery during cardiac ablation procedures available on the Rhythmia™ Mapping System. Additionally, in the second quarter of 2020 we received CE mark approval for the INTELLANAV STABLEPOINT™ Ablation Catheter enabled with DIRECTSENSE and contact force assessment. This technology along with our early 2020 CE mark approval for the POLARx™ Cryoablation product began European commercialization in the third quarter of 2020.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products for the second quarter of 2020 were $122 million or 6 percent of our consolidated net sales and for the first half of 2020 were $313 million or 7 percent of our consolidated net sales. Our Neuromodulation net sales decreased $82 million, or 40.0 percent, in the second quarter of 2020 and decreased $77 million, or 19.8 percent, in the first half of 2020, compared to the prior year periods. In the second quarter of 2020, this decrease included operational net sales declines of 39.7 percent and a negative impact of 30 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, this decrease included operational net sales declines of 19.2 percent and a negative impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily due to sales declines in our spinal cord stimulation (SCS) systems and our deep brain stimulation (DBS) systems due to deferral of elective procedures in the COVID-19 pandemic environment. The unfavorable impact was partially offset by higher Superion™ Indirect Decompression System sales purchased as part of our Vertiflex acquisition in the second quarter of 2019.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products for the second quarter of 2020 were $495 million or 25 percent of our consolidated net sales and for the first half of 2020 were $1.128 billion or 25 percent of our consolidated net sales. Our Interventional Cardiology net sales decreased $211 million, or 29.9 percent, in the second quarter of 2020 and decreased $239 million, or 17.5 percent, in the first half of 2020, compared to the prior year periods. In the second quarter of 2020, this decrease included operational net sales declines of 28.8 percent and a negative impact of 110 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, this decrease included operational net sales declines of 16.2 percent and a negative impact of 130 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily driven by our coronary stent and other complex percutaneous coronary intervention (PCI) franchises, with a significant slowdown in procedural volumes in the COVID-19 pandemic environment. Within our structural heart business, sales of our WATCHMAN™ Left Atrial Appendage Closure (LAAC) device were also negatively impacted due to the deferral of elective procedures. We received U.S. FDA approval for the next generation WATCHMAN FLX™ device and plan to launch in the U.S. in the third quarter of 2020.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. In the third quarter of 2019, we completed the acquisition of BTG. We are integrating BTG's Interventional Medicine (IM) portfolio into the Peripheral Interventions division, adding complementary technologies in the areas of venous disease and interventional oncology. Our net sales of Peripheral Interventions products for the second quarter of 2020 were $340 million or 17 percent of our consolidated net sales and for the first half of 2020 were $732 million or 16 percent of our consolidated net sales. Our Peripheral Interventions net sales increased $19 million, or 6.0 percent, in the second quarter of 2020 and increased $101 million, or 16.0 percent, in the first half of 2020, compared to the prior year periods. In the second quarter of 2020, this increase included operational net sales growth of 7.0 percent and a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, this increase included operational net sales growth of 17.1 percent and a negative impact of 110 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily driven by sales performance of the BTG IM portfolio, driven by TheraSphere™ Y-90 radioactive glass microspheres. Excluding BTG and the related divestiture of our drug-eluting and bland embolic microsphere portfolio, our Peripheral Interventions net sales decreased $55 million, or 17.4 percent, in the second quarter of 2020 and decreased $61 million, or 9.9 percent, in the first half of 2020, compared to the prior year periods, primarily due to the deferral of semi-emergent and elective procedures in the COVID-19 pandemic environment, notably impacting core peripheral technologies.

Specialty Pharmaceuticals

Following the closing of the BTG acquisition in the third quarter of 2019, we present BTG’s Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. Our Specialty Pharmaceuticals business develops and manufactures acute care antidotes to treat overexposure to certain medications and toxins. These products are sold primarily in the U.S. through small, specialist sales teams and through commercial partners elsewhere, where approved or permitted. Our net sales of Specialty Pharmaceuticals products for the second quarter of 2020 were $68 million or 3 percent of our consolidated net sales and for the first half of 2020 were $109 million or 2 percent of our consolidated net sales, and have not been significantly impacted by the COVID-19 pandemic.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets, which is currently comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 13 percent of our consolidated net sales in the second quarter of 2020 and 12 percent in the second quarter of 2019. Our Emerging Markets net sales represented 11 percent of our consolidated net sales in the first half of 2020 and 12 percent in the first half of 2019. In the second quarter of 2020, our Emerging Markets net sales declined 19.7 percent on a reported basis including operational net sales declines of 14.6 percent and a negative impact of 510 basis points from foreign currency fluctuations, compared to the prior year period. In the first half of 2020, our Emerging Markets net sales declined 15.1 percent on a reported basis including operational net sales declines of 10.2 percent and a negative impact of 490 basis points from foreign currency fluctuations, compared to the prior year period. The decline in the second quarter of 2020 was largely driven by the impact of COVID-19 on our sales in Brazil, as the situation deteriorated in Latin America. In addition, the decline in the first half of 2020 was also largely driven by the impact of COVID-19 on our first quarter 2020 sales in China, where COVID-19 first emerged and was the most prevalent for the duration of the quarter.

Gross Profit

Our Gross profit was $1.212 billion for the second quarter of 2020, $1.873 billion for the second quarter of 2019, $2.950 billion for the first six months of 2020 and $3.636 billion for the first six months of 2019. As a percentage of net sales, our Gross profit decreased to 60.5 percent in the second quarter of 2020, as compared to 71.2 percent in the second quarter of 2019. As a percentage of net sales, our Gross profit decreased to 64.9 percent in the first six months of 2020, as compared to 71.0 percent in the first six months of 2019. The following is a reconciliation of our gross profit margins and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Six Months
Gross profit margin - period ended June 30, 2019	71.2%	71.0%
Abnormal production variances	(6.3)	(2.8)
Sales pricing and mix	(4.1)	(2.2)
Manufacturing cost reductions	1.4	1.0
Net impact of foreign currency fluctuations	0.9	0.7
All other, including inventory charges and other period expense	(2.6)	(2.8)
Gross profit margin - period ended June 30, 2020	60.5%	64.9%

The primary factors contributing to the decrease in our gross profit margin in the second quarter and first six months of 2020, as compared to the same periods in 2019, were approximately $125 million of idle manufacturing costs resulting from plant shutdowns and reduced operating levels, as well as excess and obsolete inventory charges due to lower forecasted demand for certain of our products as a result of COVID-19, along with unfavorable product mix due to the deferral of procedures using higher-margin products. In addition, we experienced price declines related primarily to sales of our coronary drug-eluting stent products, as well as the amortization of the inventory fair value step up recorded in connection with our acquisition of BTG. These decreases were partially offset by manufacturing cost reductions driven by our process improvement programs as well as favorable foreign currency fluctuations. As we anticipate customer demand for our products to increase sequentially during the remainder of 2020, we expect that our gross profit margins will improve. Refer to COVID-19 Pandemic for information regarding our response to and expected impacts of COVID-19, including declines in our gross profit margins starting in the second quarter of 2020.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$798	39.9%	$968	36.8%	$1,776	39.1%	$1,837	35.9%
Research and development (R&D) expenses	242	12.1%	280	10.6%	542	11.9%	559	10.9%
Royalty expense	8	0.4%	17	0.6%	20	0.4%	32	0.6%

SG&A Expenses

In the second quarter of 2020, our SG&A expenses decreased $170 million, or 18 percent, as compared to the second quarter of 2019 and were 310 basis points higher as a percentage of net sales. In the first six months of 2020, our SG&A expenses decreased $61 million, or 3 percent, as compared to the first six months of 2019 and were 320 basis points higher as a percentage of net sales. The increase in SG&A expenses as a percentage of net sales for the second quarter and first six months of 2020, as compared to the same periods in the prior year, was due primarily to lower than expected sales resulting from the COVID-19 pandemic, as our SG&A expenses are largely fixed and include primarily headcount. However, in order to minimize the impact, we implemented several cost reduction initiatives, including decreases in travel, meetings and customer events, hiring and other variable spending. We also implemented a temporary four-day work week for most employees and reduced employee compensation, including temporary significant cuts in the salaries of our Executive Committee and cash retainer paid to our Board of Directors. As we anticipate our sales to improve sequentially through the remainder of the year, we expect our SG&A expenses as a percentage of net sales will improve.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the second quarter of 2020, our R&D expenses decreased $38 million, or 14 percent, as compared to the second quarter of 2019 and were 150 basis points higher as a percentage of net sales. In the first six months of 2020, our R&D expenses decreased $18 million, or 3 percent, as compared to the first six months of 2019, and were 100 basis points higher as a percentage of net sales. R&D expenses decreased in the second quarter and first six months of 2020, as compared to the same periods in the prior year, due to spend reductions on certain longer payoff research and development projects. As we seek to recover from the COVID-19 pandemic, we expect to continue to make investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the second quarter of 2020, our Royalty expense decreased $8 million, or 51 percent, as compared to the second quarter of 2019, and was 20 basis points lower as a percentage of net sales. In the first six months of 2020, our Royalty expense decreased $12 million, or 38 percent, as compared to the first six months of 2019, and was 20 basis points lower as a percentage of net sales. The decrease in Royalty expense in the second quarter and first six months of 2020, as compared to the same periods in the prior year, relates primarily to the expiration of certain royalty agreements.

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Amortization expense	$197	$161	$398	$321
Intangible asset impairment charges	34	37	233	105
Contingent consideration expense (benefit)	—	10	(108)	(18)
Restructuring charges (credits)	3	1	13	7
Litigation-related net charges (credits)	—	15	—	(133)

Amortization Expense

In the second quarter of 2020, our Amortization expense increased $37 million, or 23 percent, as compared to second quarter of 2019. In the first six months of 2020, our Amortization expense increased $78 million, or 24 percent, as compared to first six months of 2019. The increase in Amortization expense in the second quarter and first six months of 2020, as compared to the same periods in the prior year, was driven by an increase in the balance of amortizable intangible assets due to recent acquisitions, including BTG.

Intangible Asset Impairment Charges

Our Intangible asset impairment charges were $34 million in the second quarter of 2020, $37 million in the second quarter of 2019, $233 million in the first six months of 2020 and $105 million in the first six months of 2019. The impairment charges recorded in the second quarter and first six months of 2020 were primarily associated with amortizable developed technology that were initially established following our acquisition of nVision Medical Corporation (nVision). In general, these charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability, and specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details for a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net expenses in the second quarter of 2020 and second quarter of 2019. We recorded net benefits in the first six months of 2020 and first six months of 2019. The $108 million benefit recorded in the first six months of 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or in the case of nVision for milestones that would not be achieved due to management's discontinuation of the R&D program. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

In June 2016, our Board of Directors approved, and we committed to, a restructuring initiative (the 2016 Restructuring Plan), which was initiated in the second quarter of 2016 and substantially completed in 2019. The 2016 Restructuring Plan resulted in total pre-tax charges of $271 million and approximately $255 million in cash outlays.

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

Restructuring charges, net of credits, pursuant to these programs were $3 million in the second quarter of 2020, $1 million in the second quarter of 2019, $13 million in the first six months of 2020 and $7 million in first six months of 2019. Refer to Note G – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional details related to our restructuring plans.

Litigation-related net charges (credits)

We did not record any litigation-related net charges during the second quarter and first six months of 2020. In first six months of 2019, our litigation-related net credits included a gain of $148 million, which represents a portion of the total $180 million one-time settlement payment received from Edwards in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses. As such, a portion of the related gain from the Edwards settlement was recorded in SG&A expenses on our unaudited condensed consolidated financial statements.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense (in millions)	$(91)	$(89)	$(179)	$(198)
Average borrowing rate	3.5%	3.7%	3.5%	4.2%
Interest expense remained relatively flat in the second quarter of 2020 and decreased in the first six months of 2020, both as compared to the same periods in the prior year, primarily due to the issuance of euro-denominated bonds in November 2019, which carry lower interest rates than our prior period debt portfolio. In addition, Interest expense in the first six months of 2019 included charges related to the termination of the Bridge Facility, which we entered into on November 20, 2018.

Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Interest income	$—	$14	$1	$21
Net foreign currency gain (loss)	(5)	(156)	(12)	(127)
Net gains (losses) on investments	(12)	(4)	(34)	(12)
Other income (expense), net	(2)	(4)	(10)	(7)
	$(18)	$(150)	$(54)	$(125)

As of June 30, 2019, we had outstanding certain non-designated forward currency contracts that we entered into for the purpose of managing our exposure to currency exchange rate risk related to the British pound sterling-denominated purchase price of BTG. In the third quarter of 2019, we settled all outstanding contracts. We recognized a $151 million loss in the second quarter of 2019 and a $116 million loss in the first six months of 2019 in Other, net due to changes in fair value of the contracts. These amounts are included in Acquisition/divestiture-related net charges (credits) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial

Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective tax rate from continuing operations	18.4%	(5.9)%	13.7%	4.0%

The change in our reported tax rates for the second quarter and first six months of 2020, as compared to the same periods in 2019, relates primarily to a shift in geographical mix of earnings to higher-tax jurisdictions, partially offset by the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges as well as certain discrete tax items primarily related to share-based payments and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

Economic stimulus legislation has been enacted in many countries in response to COVID-19. In the U.S., the CARES Act was signed into law on March 27, 2020 and provides an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we are evaluating other aid available. We have also taken advantage of the benefits offered in multiple jurisdictions including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allows us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the six months ended June 30, 2020, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K. We have included below information relating to our annual goodwill impairment test performed in the second quarter of 2020.
Goodwill Valuation

We did not record any goodwill impairment charges in the second quarter and first six months of 2020 or 2019. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2020, we performed our annual goodwill impairment test for all of our reporting units and concluded that the fair value of each reporting unit exceeded its carrying value.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We identified the following reporting units in our 2020 annual goodwill impairment test: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health, Neuromodulation and Specialty Pharmaceuticals. We aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other.

In 2020, we utilized the qualitative assessment approach to test all of our reporting units. We assessed recent events, including the COVID-19 pandemic, as well as changes in macroeconomic factors, industry and market conditions, overall financial performance and other entity-specific factors since the most recently performed quantitative test. After assessing the totality of events, we determined that it is more likely than not that the fair value of each of our reporting units has sufficient excess over its carrying value, and concluded that goodwill was not impaired or at risk of impairment in the second quarter of 2020.

Liquidity and Capital Resources

We are currently in a strong financial position with solid liquidity, a prudent debt maturity profile, and have credit arrangements with a broad, global, and robust commercial banking syndicate. We believe our long-term fundamentals remain strong given our innovative product portfolio and pipeline, our category leadership strategy and talented global team. As a result of the impact of the COVID-19 pandemic on our business, we took proactive steps in the second quarter of 2020 to reduce costs and ensure we are in a strong position to support customers and patients as healthcare systems recover and elective procedures resume. These actions included increasing available liquidity and preemptively amending our financial covenant requirement for our outstanding credit arrangements, implementing significant reductions in travel, meetings and customer events, as well as freezing all but the most critical new hires and slowing planned capital expenditures. In addition, we temporarily closed and/or reduced production levels at certain of our manufacturing sites, implemented a temporary four-day work week for many employees globally and reduced employee compensation, including temporary significant cuts in the salaries of our Executive Committee and the cash retainer paid to our Board of Directors, and where possible, temporarily reduced work weeks and the associated compensation for non-sales employees. All of our plants have now resumed manufacturing and are increasing their utilization levels, but most are expected to remain below full capacity in the third quarter of 2020. In those jurisdictions where temporary four-day work weeks and reductions in employee compensation were in effect, those measures concluded at the beginning of the third quarter and we recently announced the end of the aforementioned reductions in executive officer pay. Despite implementing these measures to reduce costs, our operating expenses as a percentage of net sales increased during the second quarter of 2020, both sequentially and as compared to the prior year, as approximately 70 percent of our operating expenses are fixed in nature. Our gross profit margin was also unfavorably impacted in the second quarter of 2020, both sequentially and as compared to the prior year, primarily due to idle capacity in our manufacturing plants as we better aligned inventory with end market demand. We expect sequential improvement in both gross profit margin and operating expenses as a percentage of net sales in the third quarter of 2020 and further sequential improvement in the fourth quarter of 2020, unless there is a resurgence of COVID-19 infections causing further delays of elective procedures and reducing demand for our products.

We have a cross-functional strategic cash management team to take appropriate actions to ensure we continue to optimize funds in the near and long-term to execute our core mission. To prepare for the temporary adverse impacts of COVID-19 on our business, we have taken steps to manage outstanding borrowings and increase available liquidity. In May 2020, we completed an offering of $1.700 billion in aggregate principal amount of senior notes and used the net proceeds to prepay $1.250 billion of amounts outstanding under our February 2021 and April 2021 Term Loan and pay related fees, expenses and premiums, as well as to refinance $450 million of amounts outstanding under our Revolving Credit Facility. We now have full access to the $2.750 billion of available liquidity under our Revolving Credit Facility. In May 2020, we also completed public equity offerings of preferred stock and common stock, as discussed below, and used a portion of the combined net proceeds to repay in full the remaining amounts outstanding under the April 2021 Term Loan. For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due and service and repay our existing debt for the next 12 months.

Financial Covenant

As of and through June 30, 2020, we were in compliance with the financial covenant required by all existing credit arrangements.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) establish a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) maintain the maximum permitted leverage ratio of 4.75 times through the remainder of 2020, with a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the facility. In addition, pursuant to the April 21, 2020 Revolving Credit Facility and February 2021 Term Loan amendments, the definition of “Material Adverse Effect” has been amended to remove the direct and indirect effects of the COVID-19 pandemic from what constitutes a material adverse effect. We believe that we have the ability to comply with the amended covenant requirement for the next 12 months.
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

In response to the COVID-19 pandemic, we are optimizing operational output and continuing to work with suppliers to renegotiate open purchase obligations. As we execute these plans, there may be reductions to our future minimum purchase obligations and commitments as reported in our most recent Annual Report filed on Form 10-K. These purchase obligations relate primarily to non-cancellable raw material supply commitments and capital expenditures entered in the normal course of business. In addition, recent transactions within our debt portfolio may result in changes to our interest payment schedule and amounts within.

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

Equity

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. On May 27, 2020, we also completed an offering of 29,382,500 shares of common stock at a public offering price of $34.25 per share. The net proceeds from the common stock offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds to repay remaining amounts outstanding under the April 2021 Term Loan and to pay related fees, expenses and premiums as discussed in Note E – Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. The remaining proceeds will be used for general corporate purposes, which may include refinancing or repayment of other outstanding indebtedness and funding potential future acquisitions and investments.

We received $48 million in the first six months of 2020 and $63 million in the first six months of 2019 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock in the first six months of 2020 or 2019. As of June 30, 2020, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.

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

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of deferred stock units. These plans are entered into at a time when the person is not in possession of material non-public information about our Company. We disclose details regarding individual Rule 10b5-1 Trading Plans by our executive officers on the Investor Relations section of our website, under the Governance Overview section.

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss) and adjusted net income (loss) per share (EPS) that exclude certain amounts and operational net sales growth that exclude the impact of foreign currency fluctuations. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss) and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income available to common stockholders. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item.

The GAAP financial measures most directly comparable to adjusted net income (loss) and adjusted net income (loss) per share are GAAP net income (loss) and GAAP net income (loss) per share available to common stockholders, respectively.

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

We believe that presenting adjusted net income (loss) , adjusted net income (loss) per share that exclude certain amounts and operational net sales growth that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of the COVID-19 pandemic on our operations and financial results, future U.S. and global economic, political, competitive, reimbursement and regulatory conditions, new product introductions and the market acceptance of those products, markets for our products, expected pricing environment, expected procedural volumes, the closing and integration of acquisitions, clinical trial results, demographic trends, intellectual property rights, litigation, financial market conditions, the execution and effect of our restructuring program, the execution and effect of our business strategy, including our cost-savings and growth initiatives and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of COVID-19. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Our Businesses
•The impact of the COVID-19 pandemic on the U.S. and global economies and financial markets,

•The timing of when semi-emergent procedures will be permitted in various markets we serve, following measures to limit such procedures as a result of the COVID-19 pandemic,

•Our ability to recover and increase net sales, expand the market, capture market share and adapt to market volatility,

•The ongoing impact on our business of physician alignment to hospitals, governmental investigations and audits of hospitals and other market and economic conditions on the overall number of procedures performed,

•Competitive offerings and related declines in average selling prices for our products,

•The performance of, and physician and patient confidence in, our products and technologies or those of our competitors,

•The impact and outcome of ongoing and future clinical trials and market studies undertaken by us, our competitors or other third parties or perceived product performance of our or our competitors' products,

•Variations in clinical results, reliability or product performance of our and our competitors' products,

•Our ability to acquire or develop, launch and supply new or next-generation products and technologies worldwide and in line with our commercialization strategies in a timely and successful manner and with respect to our recent acquisitions,

•The effect of consolidation and competition in the markets in which we do business or plan to do business,

•Disruption in the manufacture or supply of certain components, materials or products, or the failure to secure in a timely manner alternative manufacturing or additional or replacement components, materials or products,

•Our ability to achieve our projected level or mix of product sales, as some of our products are more profitable than others,

•The impact of COVID-19 on our global manufacturing and distribution system,

•Our ability to retain and attract key personnel, including those associated with recent acquisitions,

•The inability of certain of our employees to return to work full time following reduced work schedules, or our inability to recruit personnel into direct labor roles,

•The impact of natural disasters, public health crises, including the COVID-19 pandemic, and other catastrophic events,

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval, and

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies.

Regulatory Compliance, Litigation and Data Protection

•The impact of healthcare policy changes and legislative or regulatory efforts in the U.S., the EU and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other healthcare reform legislation,

•Risks associated with our regulatory compliance and quality systems and activities in the U.S., the EU and around the world, including meeting regulatory standards applicable to manufacturing and quality processes,

•Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and processes and the ongoing inherent risk of potential physician advisories related to our or our competitors' products,

•The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act and similar laws in other jurisdictions, U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions, and U.S. and foreign export control, trade embargo and customs laws,

•Costs and risks associated with current and future asserted litigation,

•The effect of our litigation and risk management practices, including self-insurance and compliance activities on our loss contingencies, legal provision and cash flows,

•The impact of, diversion of management attention as a result of, and costs to cooperate with, litigate and/or resolve governmental investigations and our class action, product liability, contract and other legal proceedings,

•The possibility of failure to protect our intellectual property rights and the outcome of patent litigation, and

•Our ability to operate properly our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations.

Innovation and Certain Growth Initiatives

•The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable net sales growth opportunities as well as to maintain the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•Our ability to develop, manufacture and market new products and technologies successfully and in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•Our ability to execute appropriate decisions to discontinue, write-down or reduce the funding of any of our research and development projects, including projects from in-process research and development from our acquisitions, in our growth adjacencies or otherwise,

•Our dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments, and

•The potential failure to successfully integrate and realize the expected benefits from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•Our dependency on international net sales to achieve growth, including in emerging markets,

•The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements,

•Geopolitical and economic conditions,

•The United Kingdom’s departure from the European Union,

•Protection of our intellectual property,

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, MDR, and similar laws in other jurisdictions,

•Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•The impact of changes in reimbursement practices and policies,

•Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in product diversification and emerging markets such as Brazil, Russia, India and China,

•Our ability to execute and realize anticipated benefits from our investments in emerging markets, and

•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•Our ability to generate sufficient cash flow to fund operations, capital expenditures, global expansion initiatives, any litigation settlements and judgments, share repurchases and strategic investments and acquisitions as well as maintaining our investment grade ratings and managing our debt levels and financial covenant compliance, particularly in light of the COVID-19 pandemic and lower demand for our products,

•Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us,

•The unfavorable resolution of open tax matters, exposure to additional tax liabilities and the impact of changes in U.S. and international tax laws,

•The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission,

•The possibility of counterparty default on our derivative financial instruments,

•The impact of potential intangible asset impairment charges, including on our results of operations, and

•Our ability to collect outstanding and future receivables and/or sell receivables under our factoring programs.

Cost Reduction and Optimization Initiatives

•Risks associated with changes made or expected to be made to our organizational and operational structure, pursuant to our restructuring plans as well as any further restructuring or optimization plans we may undertake in the future and our ability to recognize benefits and cost reductions from such programs and

•Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $8.441 billion as of June 30, 2020 and $9.221 billion as of December 31, 2019. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $280 million as of June 30, 2020 as compared to $337 million as of December 31, 2019. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $343 million as of June 30, 2020 as compared to $412 million as of December 31, 2019. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2020 and December 31, 2019. As of June 30, 2020, $9.359 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 97 percent of our total debt, on an amortized cost basis. As of June 30, 2020, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the three-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there are a number of business risks that have emerged associated with COVID-19 (Refer to Risk Factors contained in Part I. Item 1A of this Quarterly Report), we are continuing to monitor these risks and have implemented business continuity measures as described within Management’s Discussion and Analysis. Additionally, the Company has provided regular updates to the Board of Directors on risk mitigation strategies to ensure transparent decision making and appropriate Board oversight.

Further, while many of our employees worked remotely during the first and second quarter close to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and to connect our physically dispersed team of finance professionals in offices around the world. While the first and second quarter closes were performed remotely, fundamentally, the work performed, and the processes and controls executed did not change.

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

The ongoing global COVID-19 pandemic and related impacts are having a material adverse effect on our operations, financial performance and cash flows. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our operations, financial performance and cash flows have been negatively impacted by the ongoing COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility, disruption of financial markets, a U.S. economic recession and, potentially, a global economic recession. Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures, and voluntary or mandated deferrals or postponements of elective procedures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides, which could be impacted by a number of factors, including limited provider capacity to perform procedures using our products that were deferred as a result of the pandemic.

The COVID-19 pandemic has subjected, and is expected to continue to subject, our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Operations-related risks: Across all of our businesses, we are facing increased operational challenges from the need to protect employee health and safety. Some of these challenges include site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at customers and suppliers. We are also experiencing, and expect to continue experiencing, lower demand and volume for some products and services, customer requests for potential payment deferrals or other contract modifications, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the cumulative adverse impact will be on our business operations, financial performance and results of operations. Additionally, when the economic recovery following the COVID-19 pandemic occurs, we may experience unpredictable increases in demand for certain of our products, which could exceed our capacity to meet such demand on a timely basis or at all, which could have a material adverse impact on our business operations, financial performance and results of operations.

•Customer-related risks: In particular, as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking to quell the spread of COVID-19 and protect our customers, employees, and the patients receiving our products, we may experience significant and unpredictable reductions in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, in the United States in mid-March, governmental authorities began recommending, and in certain cases required, that elective procedures be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges significantly reduced our net sales in the second quarter and the situation remains challenging as widespread guidelines and protocols for resuming elective procedures are still being established.

Further, once the pandemic subsides, we anticipate there may be some continued reluctance upon the part of some patients to seek medical attention in a hospital setting. In addition, for the majority of patients who do seek appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, we anticipate there may be a substantial backlog. As a result, patients seeking to schedule or reschedule elective or deferrable procedures utilizing our products may have to navigate potentially limited healthcare provider capacity. We believe this likely patient reluctance and potential healthcare provider capacity could have an adverse effect on our sales following the end of the pandemic.

•Employee-related risks: In an attempt to proactively address the changed business environment caused by COVID-19, in order to preserve employees’ jobs and ensure we are able to quickly respond to increased customer demand, when deferrable procedures resume after the conclusion of the pandemic, we have made temporary work hour reductions, and corresponding salary reductions, where appropriate, for many of our employees. However, because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, we may, in the future, have to consider taking additional actions including further reductions to salary and work hours, furloughs, restructuring, layoffs or extensions of remote work arrangements, which may negatively impact our workforce and our business. These negative impacts could include inhibiting our ability to quickly respond to increased customer demand and to take advantage of more favorable economic and market conditions after the pandemic subsides as well as lower productivity and higher employee attrition.

•Accounting-related risks: Generally accepted accounting principles and the related authoritative guidance are complex and involve subjective judgments. In particular, the accounting for revenue, inventory, goodwill, intangible assets, income taxes and other assets and liabilities requires reliance on forward looking estimates of sales and/or earnings. Due to the uncertainty surrounding the COVID-19 pandemic, estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in this environment. Changes in the underlying estimates, assumptions or judgments could have a material adverse impact on our future results of operations, financial position and cash flows.

•Leverage- and market-related risks: The current financial market dynamics and volatility pose heightened risks to our previously announced timelines for decreasing our leverage, which we expect to be delayed as we seek to maintain appropriate liquidity to compensate for lower cash flows from operations or as variables impacting our leverage ratios fluctuate with extreme market volatility.

•Liquidity- and funding-related risks: While we have significant sources of cash and liquidity and access to committed credit lines, a prolonged period of generating lower cash from operations could adversely affect our financial condition and the achievement of our strategic objectives. Additionally, there can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses, slower progress in decreasing our leverage or other factors. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our business. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding (including for receivables monetization or supply chain finance programs, as well as increased borrowing costs and higher interest rates), which could adversely affect our business, financial position and results of operations. Although the U.S. federal and other governments have instituted and/or announced a number of funding programs to support businesses, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, or by further change or uncertainty related to the terms of these programs.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report, # compensatory plans or arrangements)

3.1
Certificate of Designations of the Mandatory Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on May 26, 2020 (incorporated herein by reference to Exhibit 3.1, Current Report on Form 8-K dated May 27, 2020, File No. 1-11083).

4.1
Indenture dated as of May 29, 2013, between Boston Scientific Corporation and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on May 29, 2013 and incorporated herein by reference).

4.2	Form of 1.900% Senior Note due 2025 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated May 14, 2020, File No. 1-11083).

4.3	Form of 2.650% Senior Note due 2030 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated May 14, 2020, File No. 1-11083).

4.4	Specimen Certificate of the Mandatory Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated May 27, 2020, File No. 1-11083).

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

10.4	Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 7, 2020, File No. 1-11083).#

10.5
Underwriting Agreement, dated as of May 14, 2020, as supplemented by the Terms Agreement, dated May 14, 2020, among Boston Scientific Corporation and Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.1, Current Report on Form 8-K dated May 14, 2020, File No. 1-11083).

10.6
Underwriting Agreement relating to the Common Stock, dated as of May 21, 2020, among Boston Scientific Corporation and J.P. Morgan Securities LLC and BofA Securities Inc., as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.1, Current Report on Form 8-K filed May 28, 2020, File No. 1-11083).

10.7
Underwriting Agreement relating to the Mandatory Convertible Preferred Stock, dated as of May 21, 2020, among Boston Scientific Corporation and J.P. Morgan Securities LLC and BofA Securities Inc., as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.2, Current Report on Form 8-K filed May 28, 2020, File No. 1-11083).

10.8
Second Amendment, dated as of May 28, 2020, to February Term Loan Credit Agreement, by and among Boston Scientific Corporation, the several lenders parties thereto, and The Bank of Nova Scotia, as administrative agent. (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed May 29, 2020, File No. 1-11083).

10.9
Second Amendment, dated as of May 28, 2020, to Revolving Credit Agreement, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed May 29, 2020, File No. 1-11083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2020.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer