Form 10-Q
period 2020-09-30
BOSTON SCIENTIFIC CORP
filed 2020-11-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 30, 2020 was 1,431,921,459.

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net sales	$2,659	$2,707	$7,204	$7,831
Cost of products sold	869	777	2,465	2,265
Gross profit	1,790	1,930	4,740	5,566

Operating expenses:
Selling, general and administrative expenses	984	1,012	2,760	2,849
Research and development expenses	315	306	857	866
Royalty expense	12	15	32	48
Amortization expense	197	178	595	498
Intangible asset impairment charges	219	—	452	105
Contingent consideration expense (benefit)	6	8	(102)	(9)
Restructuring charges (credits)	3	3	16	10
Litigation-related net charges (credits)	260	25	260	(108)
	1,995	1,547	4,870	4,258
Operating income (loss)	(205)	383	(130)	1,308

Other income (expense):
Interest expense	(86)	(95)	(265)	(294)
Other, net	64	(197)	9	(322)
Income (loss) before income taxes	(227)	91	(386)	693
Income tax expense (benefit)	(72)	(35)	(94)	(11)
Net income (loss)	(155)	126	(292)	704
Preferred stock dividends	(14)	—	(19)	—
Net income (loss) available to common stockholders	$(169)	$126	$(311)	$704

Net income (loss) per common share — basic	$(0.12)	$0.09	$(0.22)	$0.51
Net income (loss) per common share — assuming dilution	$(0.12)	$0.09	$(0.22)	$0.50

Weighted-average shares outstanding
Basic	1,430.9	1,393.1	1,413.0	1,390.6
Assuming dilution	1,430.9	1,412.2	1,413.0	1,409.7

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income (loss)	$(155)	$126	$(292)	$704
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	84	(2)	(104)	4
Net change in derivative financial instruments	(64)	62	(15)	102
Net change in defined benefit pensions and other items	—	—	—	(1)
Total other comprehensive income (loss)	20	60	(119)	105
Total comprehensive income (loss)	$(135)	$186	$(411)	$809

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,022	$217
Trade accounts receivable, net	1,598	1,828
Inventories	1,472	1,579
Prepaid income taxes	174	195
Other current assets	894	880
Total current assets	6,160	4,699
Property, plant and equipment, net	2,064	2,079
Goodwill	10,137	10,176
Other intangible assets, net	6,797	7,886
Deferred tax assets	4,172	4,196
Other long-term assets	1,516	1,529
TOTAL ASSETS	$30,845	$30,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$11	$1,416
Accounts payable	452	542
Accrued expenses	2,195	2,109
Other current liabilities	644	800
Total current liabilities	3,302	4,866
Long-term debt	9,325	8,592
Deferred income taxes	522	595
Other long-term liabilities	2,132	2,635

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of September 30, 2020 and none as of December 31, 2019	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,679,428,209 shares as of September 30, 2020 and 1,642,488,911 shares as of December 31, 2019	17	16
Treasury stock, at cost - 247,566,270 shares as of September 30, 2020 and December 31, 2019	(1,717)	(1,717)
Additional paid-in capital	19,687	17,561
Accumulated deficit	(2,574)	(2,253)
Accumulated other comprehensive income (loss), net of tax	151	270
Total stockholders’ equity	15,564	13,877
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,845	$30,565

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value	Shares Issued	Par Value
As of December 31, 2018	—	$—	1,632,148,030	$16	$(1,717)	$17,346	$(6,953)	$33
Net income (loss)							424
Total other comprehensive income (loss)								54
Stock-based compensation			6,001,343			28
As of March 31, 2019	—	$—	1,638,149,373	$16	$(1,717)	$17,374	$(6,528)	$87
Net income (loss)							154
Total other comprehensive income (loss)								(9)
Stock-based compensation			949,557			48
As of June 30, 2019	—	$—	1,639,098,930	$16	$(1,717)	$17,422	$(6,375)	$78
Net income (loss)							126
Total other comprehensive income (loss)								60
Stock-based compensation			2,243,579			89
As of September 30, 2019	—	$—	1,641,342,509	$16	$(1,717)	$17,510	$(6,249)	$138
Net income (loss)							3,996
Total other comprehensive income (loss)								132
Stock-based compensation			1,146,402			50
As of December 31, 2019	—	$—	1,642,488,911	$16	$(1,717)	$17,561	$(2,253)	$270
Net income (loss)							11
Cumulative effect adjustment for adoption of ASU 2016-13							(10)
Total other comprehensive income (loss)								(101)
Stock-based compensation			4,388,331			28
As of March 31, 2020	—	$—	1,646,877,242	$16	$(1,717)	$17,589	$(2,252)	$168
Net income (loss)							(147)
Total other comprehensive income (loss)								(37)
Preferred stock issuance	10,062,500	—				975
Common stock issuance			29,382,500	—		975
Preferred stock dividends							(5)
Stock-based compensation			493,824			50
As of June 30, 2020	10,062,500	$—	1,676,753,566	$17	$(1,717)	$19,590	$(2,405)	$131
Net income (loss)							(155)
Total other comprehensive income (loss)								20
Preferred stock dividends							(14)
Stock-based compensation			2,674,643			97
As of September 30, 2020	10,062,500	$—	1,679,428,209	$17	$(1,717)	$19,687	$(2,574)	$151

See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash provided by (used for) operating activities	$835	$1,144

Investing activities:
Purchases of property, plant and equipment	(217)	(275)
Proceeds from sale of property, plant and equipment	6	5
Payments for acquisitions of businesses, net of cash acquired	(3)	(4,382)
Proceeds from royalty rights	66	—
Payments for investments and acquisitions of certain technologies	(130)	(137)
Proceeds from divestiture	15	90
Payments for settlements of hedge contracts	—	(294)
Cash provided by (used for) investing activities	(264)	(4,992)

Financing activities:
Payment of contingent consideration and royalty rights established in purchase accounting	(132)	(135)
Payments on short-term borrowings	(2,950)	(1,000)
Proceeds from short-term borrowings, net of debt issuance costs	2,245	—
Net increase (decrease) in commercial paper	(714)	13
Payments on borrowings from credit facilities	(1,919)	—
Proceeds from borrowings on credit facilities	1,916	—
Payments on long-term borrowings and debt extinguishment costs	(1,000)	(1,472)
Proceeds from long-term borrowings, net of debt issuance costs	1,683	6,243
Cash dividends paid on preferred stock	(14)	—
Net proceeds from issuance of preferred stock in connection with public offering	975	—
Net proceeds from issuance of common stock in connection with public offering	975	—
Cash used to net share settle employee equity awards	(59)	(64)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	107	113
Cash provided by (used for) financing activities	1,112	3,697

Effect of foreign exchange rates on cash	(8)	(2)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,675	(153)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	607	829
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,282	$676

Supplemental Information
Stock-based compensation expense	$128	$116
Fair value of contingent consideration recorded in purchase accounting	—	127
Non-cash impact of transferred royalty rights	(66)	—

	As of September 30,
Reconciliation to amounts in the unaudited condensed consolidated balance sheets:	2020	2019
Cash and cash equivalents	$2,022	$277
Restricted cash and restricted cash equivalents included in Other current assets	214	357
Restricted cash equivalents included in Other long-term assets	46	43
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,282	$676
See notes to the unaudited condensed consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Amounts reported in millions within this quarterly report are computed based on the amounts in thousands. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

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

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our unaudited condensed consolidated financial statements include the operating results for acquired entities from the respective date of acquisition. We did not complete any material acquisitions or divestitures during the first nine months of 2020. We have not presented supplemental pro forma financial information for prior acquisitions given their results are not material to our unaudited condensed consolidated financial statements. We recorded immaterial purchase price adjustments during the measurement period for the preliminary purchase price allocations of acquisitions in the first nine months of 2020. Transaction costs for these acquisitions were immaterial to our unaudited condensed consolidated financial statements and were expensed as incurred.

Q3 2019 YTD Acquisitions

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

In addition to the Interventional Medicine product lines, the BTG portfolio also included a specialty pharmaceutical business (Specialty Pharmaceuticals) comprised of acute care antidotes to treat overexposure to certain medications and toxins and a licensing portfolio (Licensing arrangements) that generated net royalties related to BTG intellectual property and product license agreements. Refer to Note D – Hedging Activities and Fair Value Measurements for additional information.

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

Purchase Price Allocation

We accounted for the acquisition of BTG as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations (FASB ASC Topic 805), we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final purchase price was comprised of the following components:

(in millions)
Payment for acquisition, net of cash acquired	$3,619

The final purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$1,644
Trade accounts receivable, net	108
Inventories	232
Other current assets	252
Other intangible assets, net	1,785
Other long-term assets	537
Accrued expenses and other current liabilities	(308)
Other long-term liabilities	(274)
Deferred tax liability	(358)
$3,619

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)			Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$1,709	10	-	18	11%	-	12%
Other intangible assets	75	2	-	11	11%
	$1,785

As a result of our acquisition of BTG, we recognized goodwill of $1.644 billion, which is attributable to the synergies expected to arise from the acquisition and revenue and cash flow projections associated with future technologies. The goodwill is not deductible for tax purposes. We allocated $1.406 billion to our Peripheral Interventions reporting unit and $238 million to the Specialty Pharmaceuticals reporting unit.

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
	$461
Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, and has been allocated to our reportable segments based on the relative expected benefit. The goodwill recorded relating to our 2019 acquisitions is not deductible for tax purposes.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2019	$354
Contingent consideration net expense (benefit)	(102)
Contingent consideration payments	(40)
Balance as of September 30, 2020	$214

As of September 30, 2020, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our prior acquisitions was $627 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The $102 million benefit recorded in the first nine months of 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or in the case of nVision Medical Corporation (nVision) for milestones that would not be achieved due to management's discontinuation of the R&D program.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
R&D, Regulatory and Commercialization-based Milestones	$100 million	Discounted Cash Flow	Discount Rate	2%	-	2%	2%
			Probability of Payment	90%	-	90%	90%
			Projected Year of Payment	2027	-	2027	2027
Revenue-based Payments	$114 million	Discounted Cash Flow	Discount Rate	11%	-	14%	13%
			Probability of Payment	53%	-	100%	87%
			Projected Year of Payment	2020	-	2024	2022
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to some of our research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2020.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	September 30, 2020	December 31, 2019
Equity method investments	$366	$264
Measurement alternative investments (1)	196	171
Publicly-held equity securities (2)	—	1
Notes receivable	4	23
	$567	$458
(1)    Measurement alternative investments are privately-held equity securities without readily determinable fair values that are measured at cost minus impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer.
(2)    Publicly-held equity securities are measured at fair value with changes in fair value recognized currently in Other, net within our accompanying unaudited condensed consolidated statements of operations.

These investments are classified as Other long-term assets within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of September 30, 2020, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $343 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities. In the third quarter of 2020, we recorded a $65 million non-cash gain presented in Other, net within our unaudited condensed consolidated statements of operations to state at fair value one of our portfolio investments treated under the measurement alternative method of accounting.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of September 30, 2020		As of December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$11,834	$(6,102)	$12,020	$(5,706)
Patents	514	(407)	525	(408)
Other intangible assets	1,758	(1,183)	1,754	(1,081)
Amortizable intangible assets	$14,106	$(7,692)	$14,299	$(7,195)

Goodwill	$20,037	$(9,900)	$20,076	$(9,900)

IPR&D	$263		$662
Technology-related	120		120
Indefinite-lived intangible assets	$383		$782

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

The following represents our goodwill balance by global reportable segment and our separately presented Specialty Pharmaceuticals operating segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Specialty Pharmaceuticals	Total
As of December 31, 2019	$2,061	$2,192	$5,676	$247	$10,176
Impact of foreign currency fluctuations and other changes in carrying amount	(6)	2	(29)	(7)	(39)
As of September 30, 2020	$2,056	$2,194	$5,646	$241	$10,137

Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

We did not record any goodwill impairment charges in the third quarter and first nine months of 2020 or 2019. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2020, we performed our annual goodwill impairment test for all of our reporting units and concluded that the fair value of each reporting unit exceeded its carrying value.

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

In 2020, we utilized the qualitative assessment approach to test all of our reporting units. We assessed recent events, including the COVID-19 pandemic, as well as changes in macroeconomic factors, industry and market conditions, overall financial performance and other entity-specific factors since the most recently performed quantitative test. After assessing the totality of events, we determined that it is more likely than not that the fair value of each of our reporting units has sufficient excess over its carrying value, and concluded that goodwill was not impaired or at risk of impairment in the second quarter of 2020. There were no impairment indicators in the third quarter of 2020 that necessitated an interim impairment test.

We recorded Intangible asset impairment charges of $219 million in the third quarter of 2020, none in the third quarter of 2019, $452 million in the first nine months of 2020 and $105 million in the first nine months of 2019. The impairment charges recorded in the third quarter of 2020 were primarily associated with IPR&D acquired with Apama Medical Inc. following management’s decision to cancel the program. Intangible asset impairment charges in the first nine months of 2020 also included charges related to nVision and certain other intangible assets initially established following acquisition. In general, these charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with FASB ASC Topic 350. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value. In the third quarter of 2020, we performed our annual IPR&D impairment test and evaluated our indefinite-lived core technology assets using the optional qualitative assessment approach and concluded a quantitative test was required for certain IPR&D assets, resulting in the ultimate impairment of the Apama assets discussed above. We also verified that the classification of IPR&D projects and our indefinite-lived core technology assets recognized within our unaudited condensed consolidated balance sheets continues to be appropriate.

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If we determine it is more likely than not that the asset is impaired based on our qualitative assessment of impairment indicators, we test the intangible asset for recoverability. If the carrying value of the intangible asset or asset group exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset or asset group, we will write the carrying value down to fair value in the period impairment is identified. In the third quarter of 2020, we determined a recoverability test was required for certain amortizable intangible assets based on our qualitative assessment of impairment indicators, and recorded intangible asset impairment charges as appropriate.

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

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in Japanese yen, Euro, Chinese renminbi, Australian dollar and British pound sterling. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast, particularly resulting from the impact of COVID-19 on transaction volumes. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Hedge Designations and Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) within our unaudited condensed consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within Cost of products sold in our unaudited condensed consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within Accumulated other comprehensive income (loss), net of tax (AOCI) to earnings at that time.

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro, Swiss franc, Japanese yen, British pound sterling, South Korean won and Taiwan dollar. We elected to use the spot method to assess effectiveness for our derivatives that are designated as net investment hedges. Under the spot method, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA) component of OCI. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. Amortization of the spot-forward difference is then reclassified from AOCI to current period earnings as a component of Interest expense in our unaudited condensed consolidated statements of operations.

In November 2019, we completed an offering of €900 million (approximately $1.000 billion) in aggregate principal amount of 0.625% senior notes due in 2027 (December 2027 Notes). The euro-denominated debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional entities. We dedesignated a portion of the net investment hedge in the second and third quarters of 2020. The notional value of our outstanding net investment hedges was $1.885 billion as of September 30, 2020 and $1.950 billion as of December 31, 2019, which includes our derivative and nonderivative instruments designated as net investment hedges.

We also use forward currency contracts that are not part of designated hedging relationships under FASB ASC Topic 815 as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions. These non-designated currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year, and are marked-to-market with changes in fair value recorded to earnings within Other, net in our unaudited condensed consolidated statements of operations.

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the British pound sterling-denominated purchase price of BTG. In the first nine months of 2019, we settled all outstanding contracts for $294 million, which is presented within Payments for settlements of hedge contracts in our unaudited condensed consolidated statements of cash flows. Upon settlement in 2019, we received £3.312 billion of cash to fund our acquisition of BTG, which translated into $4.303 billion based on hedged currency exchange rates.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of September 30, 2020 and December 31, 2019. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $30 million loss as of September 30, 2020 and a $34 million loss as of December 31, 2019. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of September 30, 2020 and December 31, 2019. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within the Long-term debt caption in our unaudited condensed consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of September 30, 2020 and December 31, 2019. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2020	December 31, 2019
Forward currency contracts	Cash flow hedge	$4,118	$3,891
Forward currency contracts	Net investment hedge	991	953
Foreign currency-denominated debt(1)	Net investment hedge	894	997
Forward currency contracts	Non-designated	4,283	4,377
Total Notional Outstanding		$10,286	$10,218
(1)    The €900 million (approximately $1.000 billion) debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional subsidiaries. We dedesignated a portion of the net investment hedges in the second and third quarters of 2020.

The remaining time to maturity as of September 30, 2020 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

The following presents the effect of our derivative and nonderivative instruments designated as cash flow and net investment hedges under FASB ASC Topic 815 in our accompanying unaudited condensed consolidated statements of operations. Refer to Note M – Changes in Other Comprehensive Income for the total amounts relating to derivative and nonderivative instruments presented within our unaudited condensed consolidated statements of comprehensive income (loss).

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Condensed Consolidated Statements of Operations (1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2020
Forward currency contracts
Cash flow hedges	$(64)	$14	$(50)	Cost of products sold	$869	$(20)	$4	$(15)
Net investment hedges (2)	(21)	5	(16)	Interest expense	86	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges (3)	(46)	10	(36)	Other, net	(64)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	86	1	—	1
Three Months Ended September 30, 2019
Forward currency contracts
Cash flow hedges	$101	$(23)	$78	Cost of products sold	$777	$(22)	$5	$(17)
Net investment hedges (2)	64	(14)	50	Interest expense	95	(12)	3	(9)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	95	1	—	1
Nine Months Ended September 30, 2020
Forward currency contracts
Cash flow hedges	$47	$(11)	$36	Cost of products sold	$2,465	$(70)	$16	$(55)
Net investment hedges (2)	(4)	(21)	(25)	Interest expense	265	(18)	4	(14)
Foreign currency-denominated debt
Net investment hedges (3)	(44)	13	(31)	Other, net	(9)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	265	4	(1)	3
Nine Months Ended September 30, 2019
Forward currency contracts
Cash flow hedges	$176	$(40)	$136	Cost of products sold	$2,265	$(47)	$10	$(36)
Net investment hedges (2)	92	(21)	71	Interest expense	294	(33)	7	(25)
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	294	3	(1)	2
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

As of September 30, 2020, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Condensed Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$79
Forward currency contracts	Net investment hedge	Interest expense	17
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2020	2019	2020	2019
Net gain (loss) on currency hedge contracts	Other, net	$29	$(202)	$20	$(334)
Net gain (loss) on currency transaction exposures	Other, net	(30)	(4)	(33)	—
Net currency exchange gain (loss)		$(1)	$(207)	$(13)	$(334)

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

	Location on Unaudited Condensed Consolidated Balance Sheets (1)	As of
(in millions)		September 30, 2020	December 31, 2019
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$90	$72
Forward currency contracts	Other long-term assets	179	216
		270	288
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	56	33
Total Derivative and Nonderivative Assets		$325	$321

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$6	$3
Forward currency contracts	Other long-term liabilities	9	8
Foreign currency-denominated debt	Other long-term liabilities	1,042	998
		1,058	1,009
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	58	29
Total Derivative and Nonderivative Liabilities		$1,116	$1,037
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,716	$—	$—	$1,716	$50	$—	$—	$50
Publicly-held securities	—	—	—	—	1	—	—	1
Hedging instruments	—	325	—	325	—	321	—	321
Licensing arrangements	—	—	396	396	—	—	518	518
	$1,717	$325	$396	$2,438	$51	$321	$518	$890
Liabilities
Hedging instruments	$—	$1,116	$—	$1,116	$—	$1,037	$—	$1,037
Contingent consideration liability	—	—	214	214	—	—	354	354
Licensing arrangements	—	—	413	413	—	—	571	571
	$—	$1,116	$627	$1,743	$—	$1,037	$925	$1,963

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $1.716 billion invested in money market funds and time deposits as of September 30, 2020 and $50 million as of December 31, 2019, we held $305 million in interest-bearing and non-interest-bearing bank accounts as of September 30, 2020 and $165 million as of December 31, 2019.

Our recurring fair value measurements using Level 3 inputs related to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.

In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, principally the contractual right to receive future royalty payments related to Zytiga™. This contractual right was acquired with BTG on August 19, 2019. Prior to our acquisition of BTG, BTG agreed to pay 50 percent of the Zytiga™ royalty stream, net of certain offsets, to the inventors associated with the intellectual property. In the fourth quarter of 2019, we sold the remaining 50 percent we acquired through our acquisition of BTG of the future Zytiga™ royalty stream for an upfront cash payment of $256 million to the Ontario Municipal Employees Retirement System (OMERS). In accordance with FASB ASC Topic 860, Transfers and Servicing, we are accounting for the transfer of the royalty stream to OMERS as a secured borrowing, continue to recognize the financial asset and associated liability in our unaudited condensed consolidated balance sheets and do not expect to receive any future cash benefit from Zytiga™ royalties.

We have elected the fair value option to account for our licensing arrangements' financial asset and financial liability in accordance with FASB ASC Topic 825, Financial Instruments. As of September 30, 2020, we have recorded the fair values using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our unaudited condensed consolidated balance sheets as of September 30, 2020 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of September 30, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$396 million	Discounted Cash Flow	Discount Rate	11%	-	15%	15%
			Projected Year of Payment	2020	-	2028	2024
Financial Liability	$413 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2020	-	2027	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of September 30, 2020. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains or losses from the licensing arrangement.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2019	$518
Proceeds from royalty rights	(132)
Fair value adjustment (expense) benefit	9
Balance as of September 30, 2020	$396
Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2019	$571
Payments for royalty rights	(165)
Fair value adjustment expense (benefit)	7
Balance as of September 30, 2020	$413
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

The fair value of our outstanding debt obligations was $10.901 billion as of September 30, 2020, including $1.050 billion relating to our euro-denominated December 2027 Notes, and $11.020 billion as of December 31, 2019, including $1.004 billion relating to our euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.336 billion as of September 30, 2020 and $10.008 billion as of December 31, 2019, presented net of unamortized debt issuance discounts and deferred financing costs. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate (1)
			September 30, 2020	December 31, 2019
May 2022 Notes	May 2015	May 2022	$500	$500	3.375%
October 2023 Notes	August 2013	October 2023	244	244	4.125%
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
June 2025 Notes	May 2020	June 2025	500	—	1.900%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes	November 2019	December 2027	1,054	1,011	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
June 2030 Notes	May 2020	June 2030	1,200	—	2.650%
November 2035 Notes (2)	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
August 2022 Term Loan	August 2019	August 2022	—	1,000
Unamortized Debt Issuance Discount and Deferred Financing Costs		2020 - 2049	(91)	(83)
Unamortized Gain on Fair Value Hedges		2020 - 2023	6	7
Finance Lease Obligation		Various	6	6
Long-term debt			$9,325	$8,592
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the euro-denominated December 2027 Notes, which bear an annual coupon, and the August 2022 Term Loan, which is a variable-rate instrument based on LIBOR.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Revolving Credit Facility

We maintain a $2.750 billion revolving credit facility (Revolving Credit Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. The credit agreement requires that we comply with certain covenants, including a financial covenant described within Financial Covenant below. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the Revolving Credit Facility. In April 2020, we entered into the April 2021 Term Loan, described below, and used the proceeds to repay a portion of the amounts outstanding under the Revolving Credit Facility. On May 28, 2020, we entered into an amendment of the credit agreement to permit payment of regularly scheduled quarterly cash dividends and other limited cash payments on our issued 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) and other capital stock issued by us, which is or becomes mandatorily convertible into or exchangeable for shares of our common stock. In May 2020, we completed our senior notes offering described below and used a portion of the proceeds to repay $450 million outstanding under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of September 30, 2020 or December 31, 2019.

Term Loans

On April 21, 2020, in a proactive step to offset the potential impact of the COVID-19 pandemic on our short-term liquidity, we entered into a $1.250 billion term loan credit agreement scheduled to mature on April 20, 2021 (April 2021 Term Loan). We used proceeds from the April 2021 Term Loan to repay a portion of the amounts outstanding under the Revolving Credit Facility and the remaining amount under the December 2020 Term Loan described below. In May 2020, as described in further detail below, we used a portion of the proceeds from the May 2020 senior notes offering to prepay $500 million of amounts outstanding under the April 2021 Term Loan, and a portion of the combined net proceeds from our MCPS and common stock offerings to repay in full the remaining $750 million outstanding under the April 2021 Term Loan and to pay related fees, expenses and premiums, after which it was terminated.

On February 27, 2020, we entered into a $1.000 billion term loan credit agreement scheduled to mature on February 25, 2021 (February 2021 Term Loan). We used the proceeds from the February 2021 Term Loan to repay the remaining amounts outstanding of the Three-Year Delayed Draw Term Loan, described below. On May 28, 2020, we entered into an amendment of the credit agreement to permit payment of regularly scheduled quarterly cash dividends and other limited cash payments on our issued MCPS and other capital stock issued by us, which is or becomes mandatorily convertible into or exchangeable for shares of our common stock. The February 2021 Term Loan bears interest at an annual rate of LIBOR plus a margin of 0.85%. The credit agreement is subject to a financial covenant described below under Financial Covenant, and also contains customary events of default, which may result in the acceleration of any outstanding commitments. We used a portion of the proceeds from our May 2020 senior notes offering, described below, to prepay $750 million of amounts outstanding under the February 2021 Term Loan in the second quarter of 2020. In the third quarter of 2020, we prepaid the remaining $250 million and terminated the February 2021 Term Loan.

On December 5, 2019, we entered into a $700 million term loan credit agreement, which was scheduled to mature on December 3, 2020 (December 2020 Term Loan). As of December 31, 2019, we had $700 million outstanding under the December 2020 Term Loan, and we used the proceeds to repay a portion of the Two-Year Delayed Draw Term Loan, described below. In January 2020, we repaid $300 million of the outstanding balance of the December 2020 Term Loan with proceeds from our commercial paper program. In April 2020, we used the proceeds from the April 2021 Term Loan to repay the remaining amounts outstanding under the December 2020 Term Loan and terminated the December 2020 Term Loan.

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the acquisition of BTG (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the acquisition of BTG (Three-Year Delayed Draw Term Loan). On August 19, 2019, for the purpose of funding the acquisition of BTG, we borrowed $1.000 billion under the Two-Year Delayed Draw Term Loan and $1.000 billion under the Three-Year Delayed Draw Term Loan. In 2019, we repaid all amounts outstanding on the Two-Year Delayed Draw Term Loan with proceeds from the sale of the Zytiga-related royalty interests, December 2020 Term Loan and commercial paper and terminated the facility. As of December 31, 2019, we had $1.000 billion outstanding under the Three-Year Delayed Draw Term Loan (also referred to as the "August 2022 Term Loan" in the debt maturity schedule above). In the first quarter of 2020, we repaid all amounts outstanding on the Three-Year Delayed Draw Term Loan with proceeds from the February 2021 Term Loan and terminated the facility. As of September 30, 2020, we had no amounts outstanding under the Two and Three-Year Delayed Draw Term Loans and the facilities were terminated.

Financial Covenant

As of and through September 30, 2020, we were in compliance with the financial covenant required by all existing credit facilities described above:

	Covenant Requirement	Actual
	as of September 30, 2020	as of September 30, 2020
Maximum permitted leverage ratio (1)	4.75 times	3.40 times
(1)Ratio of total debt to deemed consolidated EBITDA, as defined by the credit agreements, as amended.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) establish a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) maintain the maximum permitted leverage ratio of 4.75 times through the remainder of

2020, with a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the facility. In addition, pursuant to the April 21, 2020 Revolving Credit Facility and February 2021 Term Loan amendments, the definition of “Material Adverse Effect” has been amended to remove the direct and indirect effects of the COVID-19 pandemic from what constitutes a material adverse effect through the remainder of 2020.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2020, we had $194 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of September 30, 2020, we had $946 million of the litigation exclusion remaining.

Any inability to maintain compliance with this amended covenant could require us to seek to further renegotiate the terms of our Revolving Credit Facility or seek waivers from compliance with this covenant, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us. In this case, all Revolving Credit Facility commitments would terminate, and any amounts borrowed under the facility would become immediately due and payable. Furthermore, any termination of our Revolving Credit Facility may negatively impact the credit ratings assigned to our commercial paper program which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

Our commercial paper program is backed by the Revolving Credit Facility, as discussed above. Outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the Revolving Credit Facility and did not have any commercial paper outstanding as of September 30, 2020.

	As of
(in millions, except maturity and yield)	September 30, 2020	December 31, 2019
Commercial paper outstanding (at par)	$—	$711
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,750	2,039
Weighted average maturity	0 days	55 days
Weighted average yield	—%	2.21%

Senior Notes

We had senior notes outstanding of $9.404 billion as of September 30, 2020 and $7.661 billion as of December 31, 2019. In May 2020, we completed an offering of $1.700 billion in aggregate principal amount of senior notes comprised of $500 million of 1.900% senior notes due June 2025 and $1.200 billion of 2.650% senior notes due June 2030. We used the net proceeds from the offering to refinance $450 million of amounts outstanding under the Revolving Credit Facility, prepay $750 million of amounts outstanding under the $1.000 billion February 2021 Term Loan, prepay $500 million of amounts outstanding under the $1.250 billion April 2021 Term Loan and pay related fees, expenses and premiums.

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

Other Arrangements

We have accounts receivable factoring programs in certain European countries and with commercial banks in China and Japan which include promissory notes discounting programs. We account for our factoring programs as sales under FASB ASC Topic 860, Transfers and Servicing. We have no retained interest in the transferred receivables, other than collection and administration, and once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net in our accompanying unaudited condensed consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

Factoring Arrangements	As of September 30, 2020		As of December 31, 2019
	Amount De-recognized	Average Interest Rate	Amount De-recognized	Average Interest Rate
Euro denominated	$150	1.8%	$171	1.4%
Yen denominated	191	0.6%	226	0.6%
Renminbi denominated	1	3.5%	n/a	n/a
Other Contractual Obligations and Commitments

We had outstanding letters of credit of $125 million as of September 30, 2020 and $105 million as of December 31, 2019, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2020 and December 31, 2019, none of the beneficiaries had drawn upon the letters of credit or guarantees, accordingly, we have not recognized a related liability for our outstanding letters of credit in our unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$2,022	$217
Restricted cash and restricted cash equivalents in Other current assets	214	346
Restricted cash equivalents in Other long-term assets	46	43
	$2,282	$607

Trade accounts receivable, net

	As of
(in millions)	September 30, 2020	December 31, 2019
Trade accounts receivable	$1,701	$1,902
Allowance for credit losses	(103)	(74)
	$1,598	$1,828

The following is a rollforward of our Allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$94	$73	$74	$68
Cumulative effect adjustment for adoption of ASU 2016-13	n/a	n/a	10	n/a
Credit loss expense	16	8	39	19
Write-offs	(7)	(5)	(19)	(11)
Ending balance	$103	$75	$103	$75
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

Inventories

	As of
(in millions)	September 30, 2020	December 31, 2019
Finished goods	$871	$971
Work-in-process	179	192
Raw materials	421	416
	$1,472	$1,579

Other current assets

	As of
(in millions)	September 30, 2020	December 31, 2019
Restricted cash and restricted cash equivalents	$214	$346
Derivative assets	146	105
Licensing arrangements	149	186
Other	385	243
	$894	$880

Property, plant and equipment, net

	As of
(in millions)	September 30, 2020	December 31, 2019
Land	$120	$117
Buildings and improvements	1,243	1,198
Equipment, furniture and fixtures	3,411	3,411
Capital in progress	402	442
	5,176	5,169
Less: accumulated depreciation	3,112	3,089
	$2,064	$2,079

Depreciation expense was $84 million for the third quarter of 2020, $79 million for the third quarter of 2019, $238 million for the first nine months of 2020 and $220 million for the first nine months of 2019.

Other long-term assets

	As of
(in millions)	September 30, 2020	December 31, 2019
Restricted cash equivalents	$46	$43
Operating lease right-of-use assets	311	336
Derivative assets	179	216
Investments	567	458
Licensing arrangements	246	332
Other	165	144
	$1,516	$1,529

Accrued expenses

	As of
(in millions)	September 30, 2020	December 31, 2019
Legal reserves	$552	$470
Payroll and related liabilities	728	708
Rebates	324	298
Contingent consideration	47	56
Other	544	576
	$2,195	$2,109
Other current liabilities

	As of
(in millions)	September 30, 2020	December 31, 2019
Deferred revenue	$147	$144
Licensing arrangements	151	197
Taxes payable	37	265
Other	310	195
	$644	$800

Other long-term liabilities

	As of
(in millions)	September 30, 2020	December 31, 2019
Accrued income taxes	$571	$667
Legal reserves	48	227
Accrued contingent consideration	167	299
Licensing arrangements	262	374
Operating lease liabilities	256	276
Deferred revenue	258	257
Other	569	535
	$2,132	$2,635

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate from continuing operations	31.7%	(38.7)%	24.3%	(1.6)%

The change in our reported tax rates for the third quarter and first nine months of 2020, as compared to the same periods in 2019, relates primarily to a shift in geographical mix of earnings to higher-tax jurisdictions, partially offset by the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges as well as certain discrete tax items primarily related to the resolution of an Internal Revenue Service (IRS) audit, as explained below, tax windfall benefits associated with share-based payments, and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

In the third quarter of 2020, we received notification from the IRS regarding the examination of our 2014 through 2016 tax years. The Joint Committee on Taxation completed its review on July 21, 2020, and the IRS examination was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $91 million in the third quarter of 2020 to release the reserves related to these years. We anticipate receiving a refund of $62 million from the IRS in the fourth quarter of 2020 reflecting the net balance of amounts owed to us by the IRS after consideration of tax and interest due for these years.

As of September 30, 2020, we had $279 million of gross unrecognized tax benefits, of which a net $185 million, if recognized, would affect our effective tax rate. As of December 31, 2019, we had $455 million of gross unrecognized tax benefits, of which a net $355 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to reaching settlements with tax authorities.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $23 million.

Economic stimulus legislation has been enacted in many countries in response to COVID-19. In the U.S., the CARES Act was signed into law on March 27, 2020 and provided an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allows us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

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

Our accrual for legal matters that are probable and estimable was $600 million as of September 30, 2020 and $697 million as of December 31, 2019 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was mainly due to settlement payments related to litigation with Channel Medsystems, Inc. (Channel) and those associated with product liability cases or claims related to transvaginal surgical mesh products, partially offset by incremental reserves recorded in the third quarter of 2020 described below. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $214 million as of September 30, 2020 and $346 million as of December 31, 2019. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We recorded litigation-related charges of $260 million during the third quarter and first nine months of 2020, primarily related to transvaginal mesh products, inclusive of a reserve related to claims made by a coalition of state attorneys general. In the first nine months of 2019, our litigation-related net credits included a gain of $148 million, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation (Edwards) in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our financial covenant.

In management's opinion, we are not currently involved in any legal proceedings other than those disclosed in our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 and those specifically identified below, which, individually or in the aggregate, could have a material adverse effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be reasonably estimated.

Product Liability Litigation

As of October 21, 2020, approximately 54,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of October 21, 2020, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,000 cases and claims, adjusted to reflect the Company’s analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,000 cases and claims, approximately 47,500 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. The pending cases are in various federal and state courts in the U.S. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases were specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. On December 12, 2019 the Mississippi Attorney General filed suit against BSC in State Court alleging violations of the Mississippi Consumer Protection Act which the Company plans to vigorously defend. There are fewer than 25 claims in the United Kingdom. There are also fewer than 15 cases in Canada, inclusive of one certified class action, which has settled and received Court approval. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse.

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

We are currently named a defendant in 92 filed product liability cases involving our Greenfield Vena Cava Filter, alleging various injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of an additional 624 claims, none of which have been filed.

Other Proceedings

On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed, Inc., and Fortis Advisors, LLC, as a Securityholder Representative for the former Securityholders of nVision Medical Corp. filed a declaratory judgment action against BioCardia, Inc. in the United States District Court for the Northern District of California to address threats and allegations by BioCardia challenging inventorship and ownership of various patents that Boston Scientific Corporation acquired through an April 13, 2018 merger with nVision as well as related threats and allegations by BioCardia of trade secret misappropriation and unjust enrichment. On December 11, 2019, BioCardia filed an amended answer and counterclaims. On

April 23, 2020, BioCardia filed a complaint against nVision, which had not been named as a defendant in the original case. On May 22, 2020, BioCardia amended its complaint against nVision to add twenty former nVision shareholders as defendants. On August 20, 2020, BioCardia again amended its complaint against Boston Scientific Corporation/Boston Scientific Scimed, Inc./Fortis Advisors, LLC and its complaint against nVision/nVision shareholders.

Refer to Note G – Income Taxes for information regarding our tax litigation.

Matters Concluded Since December 31, 2019

On April 30, 2019, Tissue Anchor Innovations filed a complaint for patent infringement in the United States District Court Central District of California against Fountain Valley Regional Hospital and Medical Center, Los Alamitos Medical Center and us. The complaint alleged that the Solyx™ Sling System infringes US Patent 6,506,190. We reached a confidential settlement in this matter in July 2020, pursuant to which the action was dismissed.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2020, our MCPS had an aggregate liquidation preference of $1.006 billion.

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

On September 1, 2020, we paid to holders of our MCPS as of August 15, 2020 a cash dividend of $1.4361 per MCPS share (or $14 million in aggregate cash dividends), representing a dividend period beginning on the May 27, 2020 issuance date through August 31, 2020.

On October 27, 2020, the Audit Committee of our Board of Directors, pursuant to authority delegated to such committee by our Board of Directors, declared a cash dividend of $1.375 per MCPS share (or $14 million in aggregate cash dividends) to be paid on December 1, 2020 to holders of our MCPS as of November 15, 2020, representing a dividend period beginning on September 1, 2020 through November 30, 2020. We have presented cumulative, unpaid dividends covering the period from September 1, 2020 through September 30, 2020 totaling $5 million within Accrued expenses within our unaudited condensed consolidated balance sheet as of September 30, 2020.

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

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Weighted average shares outstanding - basic	1,430.9	1,393.1	1,413.0	1,390.6
Net effect of common stock equivalents	—	19.0	—	19.1
Weighted average shares outstanding - assuming dilution	1,430.9	1,412.2	1,413.0	1,409.7

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Common stock equivalents (1)	14	0	14	0
Stock options outstanding (2)	6	0	6	0
MCPS (3)	24	0	11	0
(1)    Represents common stock equivalents pursuant to our employee stock-based compensation plans, which are anti-dilutive in the third quarter and first nine months of 2020 due to our Net loss positions in those periods.
(2)    Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(3)    Represents common stock issuable upon the conversion of MCPS. Refer to Note I – Stockholders' Equity for additional information.

We base Net income (loss) per common share - assuming dilution upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options, stock awards and MCPS from the calculation if the effect would be anti-dilutive. The dilutive effect of MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the later of the May 27, 2020 issuance date or the beginning of the reporting period to the extent that the effect is dilutive.

For the third quarter and first nine months of 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net loss was reduced by cumulative Preferred stock dividends, as presented in our unaudited condensed consolidated statements of operations, for purposes of calculating EPS.

We issued approximately three million shares of our common stock in the third quarter of 2020, two million shares in the third quarter of 2019, eight million shares in the first nine months of 2020, and nine million shares in the first nine months of 2019, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first nine months of 2020 or 2019.

NOTE K – SEGMENT REPORTING

Our seven core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments that generate revenues from the sale of medical devices. We measure and evaluate our reportable segments based on net sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. Operating income of reportable segments as a percentage of net sales of reportable segments is defined as operating income of reportable segments divided by net sales of reportable segments. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, intangible asset impairment charges, acquisition/divestitures-related net charges/(credits), restructuring and restructuring-related net charges/(credits), certain EU Medical Device Regulation (MDR) implementation costs and litigation-related charges/(credits). Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes in our unaudited condensed consolidated statements of operations and are included in the reconciliation below.

Following our integration of BTG, the acquisition of which closed during the third quarter of 2019, we have included BTG’s Interventional Medicine business within our Peripheral Interventions operating segment, within the Cardiovascular reportable segment. We present BTG’s Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. In our Quarterly Report on Form 10-Q for the period ended September 30, 2019, we presented Interventional Medicine and Specialty Pharmaceuticals together as "BTG Acquisition" and outside of our operating and reportable segments for sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. We have revised amounts for the third quarter and first nine months of 2019 to conform to the current year presentation.

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited condensed consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net sales	2020	2019	2020	2019
MedSurg	$825	$845	$2,175	$2,429
Rhythm and Neuro	757	780	1,985	2,323
Cardiovascular	1,002	1,058	2,862	3,057
Total net sales of reportable segments	2,584	2,684	7,021	7,807
All other (Specialty Pharmaceuticals)	74	23	183	23
Consolidated net sales	$2,659	$2,707	$7,204	$7,831

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (loss) before income taxes	2020	2019	2020	2019
MedSurg	$307	$319	$738	$870
Rhythm and Neuro	165	166	296	488
Cardiovascular	208	283	593	860
Total operating income of reportable segments	680	768	1,628	2,218
All other (Specialty Pharmaceuticals)	49	13	124	13
Unallocated amounts:
Corporate expenses, including hedging activities	(108)	(75)	(330)	(215)
Intangible asset impairment charges, acquisition/divestiture-related net (charges) credits, restructuring- and restructuring-related net (charges) credits, EU MDR implementation costs and litigation-related net (charges) credits	(629)	(146)	(957)	(210)
Amortization expense	(197)	(178)	(595)	(498)
Operating income (loss)	(205)	383	(130)	1,308
Other expense, net	(22)	(292)	(256)	(615)
Income (loss) before income taxes	$(227)	$91	$(386)	$693

Operating income of reportable segments as a percentage of net sales of reportable segments	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
MedSurg	37.2%	37.8%	33.9%	35.8%
Rhythm and Neuro	21.9%	21.3%	14.9%	21.0%
Cardiovascular	20.8%	26.7%	20.7%	28.1%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our unaudited condensed consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended September 30,
	2020			2019
Businesses	U.S.	OUS	Total	U.S.	OUS	Total
Endoscopy	$270	$205	$475	$277	$209	$486
Urology and Pelvic Health	251	99	350	257	102	359
Cardiac Rhythm Management	275	190	465	284	194	478
Electrophysiology	33	43	76	38	43	81
Neuromodulation	176	41	216	183	39	222
Interventional Cardiology	255	331	586	327	373	700
Peripheral Interventions	236	179	416	195	163	358
Specialty Pharmaceuticals	65	10	74	19	4	23
Net Sales	$1,560	$1,098	$2,659	$1,580	$1,126	$2,707

	Nine Months Ended September 30,
	2020			2019
Businesses	U.S.	OUS	Total	U.S.	OUS	Total
Endoscopy	$715	$550	$1,265	$800	$596	$1,396
Urology and Pelvic Health	650	260	910	737	297	1,033
Cardiac Rhythm Management	738	515	1,253	860	607	1,467
Electrophysiology	86	116	202	113	132	245
Neuromodulation	426	103	529	487	125	612
Interventional Cardiology	741	973	1,714	942	1,126	2,067
Peripheral Interventions	649	499	1,148	507	482	989
Specialty Pharmaceuticals	162	21	183	19	4	23
Net Sales	$4,167	$3,037	$7,204	$4,462	$3,369	$7,831

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions	2020	2019	2020	2019
U.S.	$1,496	$1,561	$4,005	$4,443
EMEA (Europe, Middle East and Africa)	540	535	1,507	1,667
APAC (Asia-Pacific)	472	485	1,292	1,403
LACA (Latin America and Canada)	77	102	217	294
Medical Devices	2,584	2,684	7,021	7,807
U.S.	65	19	162	19
OUS	10	4	21	4
Specialty Pharmaceuticals	74	23	183	23
Net Sales	$2,659	$2,707	$7,204	$7,831

Emerging Markets (1)	$278	$310	$800	$925
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

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities in our accompanying unaudited condensed consolidated balance sheets. Our deferred revenue balance was $405 million as of September 30, 2020 and $400 million as of December 31, 2019. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $28 million in the third quarter and $84 million in the first nine months of 2020 that was included in the above contract liability balance as of December 31, 2019. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit and record the amount for estimated sales returns as a reduction to revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer. We recently received FDA approval and began the U.S. launch of our next generation WATCHMAN FLX™ Left Atrial Appendage Closure (LAAC) Device within our Interventional Cardiology business. The next generation WATCHMAN FLX™ Device is indicated to reduce the risk of stroke in patients with non-valvular atrial fibrillation (NVAF) who need an alternative to oral anticoagulation therapy by permanently closing off the left atrial appendage. In the third quarter of 2020, we incurred $63 million in revenue charges primarily related to our conversion to a consignment inventory model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device in the U.S.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2020	$(46)	$222	$(45)	$131
Other comprehensive income (loss) before reclassifications	88	(50)	—	38
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	(14)	—	(19)
Total other comprehensive income (loss)	84	(64)	—	20
Balance as of September 30, 2020	$38	$158	$(45)	$151

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2019	$(46)	$150	$(26)	$78
Other comprehensive income (loss) before reclassifications	7	78	—	86
(Income) loss amounts reclassified from accumulated other comprehensive income	(9)	(16)	—	(26)
Total other comprehensive income (loss)	(2)	62	—	60
Balance as of September 30, 2019	$(48)	$213	$(26)	$138

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2019	$142	$173	$(45)	$270
Other comprehensive income (loss) before reclassifications	(90)	36	—	(54)
(Income) loss amounts reclassified from accumulated other comprehensive income	(14)	(52)	—	(65)
Total other comprehensive income (loss)	(104)	(15)	—	(119)
Balance as of September 30, 2020	$38	$158	$(45)	$151

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2018	$(53)	$111	$(25)	$33
Other comprehensive income (loss) before reclassifications	30	136	(1)	165
(Income) loss amounts reclassified from accumulated other comprehensive income	(25)	(34)	—	(59)
Total other comprehensive income (loss)	4	102	(1)	105
Balance as of September 30, 2019	$(48)	$213	$(26)	$138

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the third quarter and first nine months of 2020 and 2019.

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

Standards to be Implemented

ASC Update No. 2020-10

In October 2020, the FASB issued ASC Update No. 2020-10, Codification Improvements. Update No. 2020-10 amends a wide variety of Topics in the Codification in order to improve the consistency of the Codification and the application thereof, while leaving Generally Accepted Accounting Principles unchanged. Update No. 2020-10 is effective for annual periods beginning after December 15, 2020, for public business entities. Early application of the amendments is permitted for any annual or interim period for which financial statements have not been issued. We are currently in the process of determining the effect that the amendments will have on our financial position and results of operations.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including cardiovascular, digestive, respiratory, urological, pelvic health and neurological conditions. We continue to innovate in these areas and are committed to the goal of extending our innovations into new geographies and high-growth, adjacent markets. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

COVID-19 Pandemic

In December 2019, the novel strain of coronavirus (SARS-Cov-2), and its disease commonly known as COVID-19 (COVID-19), was reported in China and has since widely impacted the global public health and economic environment. In March 2020, the World Health Organization (WHO) declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). Our business trends through the first two months of the year were in line with internal expectations; however, as COVID-19 reached a global pandemic level, procedural volumes significantly declined, negatively impacting revenue and operating income. While the majority of procedures using our products are deferrable, most of the conditions that we treat are generally fairly acute and cannot be deferred for extended periods. As the pandemic spread worldwide and with COVID-19 cases confirmed in all major geographies, many elective and semi-emergent procedures were postponed, enabling hospital staff to focus critical resources on caring for COVID-19 patients. Some jurisdictions mandated elective procedure bans that included financial penalties for non-compliance in the second quarter. Certain of these bans continued to be in effect in the third quarter or evolved to reduce capacity available for elective procedures. In other jurisdictions, the timing of the pandemic and public health measures have resulted in lower levels of COVID-19 cases, while hospitals have also developed protocols such that elective procedures may be conducted safely and are approaching pre-COVID-19 pandemic levels.

While much of the global economy reopened in the third quarter, the COVID-19 pandemic is ongoing, and renewed restrictions are being contemplated or implemented in areas that had previously reopened, including in parts of Europe and the U.S where COVID-19 cases are rising. The ongoing pandemic and accompanying restrictions continue to negatively impact our net sales, gross profit margin, operating income and net income. Our net sales declined 1.8 percent in the third quarter and 8.0 percent in the first nine months of 2020, with the most significant decline occurring in the second quarter, particularly in April 2020, and relatively smaller declines during the third quarter. Global sales trends consistently improved as physicians resumed performing elective and semi-emergent procedures previously deferred and referral rates of new patients improved.

Entering the second quarter of 2020, we implemented cost reduction initiatives, including decreases in travel, meetings and customer events, hiring, clinical programs and certain research and development projects which largely remained in effect during the third quarter of 2020. We also implemented a temporary four-day work week for many employees globally and reduced employee compensation, including temporary significant cuts in the salaries of our executive officers and the cash retainer paid to our Board of Directors. In addition, we temporarily closed and/or reduced production levels at certain of our manufacturing sites in an effort to align our build plans to the current and expected demand environment. During the second quarter of 2020, as COVID-19 cases began to decrease in certain geographies, we implemented a careful and tiered approach for employees to return to our sites following state and local ordinances. Employees with the greatest need to access onsite resources to perform their roles have returned first, while those who can effectively work remotely will continue to do so in order to facilitate maximum social distancing in our sites and within our communities. All of our plants have now resumed manufacturing and are increasing their utilization levels, but many remained below full capacity in the third quarter of 2020. For non-executive officer employees, in those jurisdictions where temporary four-day work weeks and reductions in employee compensation were in effect, those measures concluded at the beginning of the third quarter. We also announced during the third quarter the end of the aforementioned reductions in executive officer pay, except for the salary reduction for our Chief Executive Officer, which continued through October 2020. We further announced that a portion of the annual cash retainer for our Board of Directors would be restored, beginning with a payment made during the fourth quarter of 2020. While we have implemented measures to reduce costs, our operating expenses as a percentage of net sales increased during the third quarter of 2020, as compared to the prior year, as approximately 70 percent of our operating expenses are fixed in nature. Our gross profit margin was also unfavorably impacted particularly in the second quarter of 2020, as compared to prior year, due primarily to manufacturing costs associated with abnormally low production levels in our plants, and improved sequentially in the third quarter as production levels increased. Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Procedural delays from the further resurgence of COVID-19 infections may negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales in the fourth quarter of 2020.

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

We have evaluated the recoverability of the assets in our unaudited condensed consolidated balance sheet as of September 30, 2020 in accordance with relevant authoritative accounting literature. We considered the disruptions caused by COVID-19, including revised forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities. Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Quarterly Report filed on Form 10-Q, and reflected accordingly in the accompanying condensed consolidated financial statements.

Corporate Social Responsibility

Enabling a culture of diversity, equity and inclusion is essential to enhance employee engagement and our performance. Within our workplace, our Employee Resource Groups are at the heart of this culture. They provide forums for us to learn from one another, celebrate our diversity and develop inclusive leadership skills. Within many of the communities in which we operate, we have launched and funded a multi-year program to combat racism, inequity and injustice focused on five pillars: community, economic empowerment, education, healthcare disparities and government/legislative change. We also continue our long-term sponsorship of our Close the Gap initiative, which focuses on raising awareness and empowering healthcare providers to reach more patients of color, fight longstanding inequities, and address barriers to care. Through Close the Gap, hospitals and health systems are provided with zip code level data that highlight the disparities in treatment between white and non-white patients in their communities. The information allows health care administrators and providers to focus on improving care to underserved populations within their communities. As evidence of our progress, in the third quarter of 2020, we were named among the Top 50 of America’s Most Just Companies by Forbes/Just Capital, ranking #38 overall and also tied for #1 for diversity, equity and inclusion.

We also recognize the need to minimize the impact of the manufacturing of our products on the environment and have committed to carbon neutrality in our manufacturing and key distribution sites by 2030.

Financial Summary

Three Months Ended September 30, 2020

Our net sales for the third quarter of 2020 were $2.659 billion, as compared to $2.707 billion for the third quarter of 2019. This decrease of $48 million, or 1.8 percent, included operational net sales declines of 2.5 percent and the positive impact of 70 basis points from foreign currency fluctuations.1 Operational net sales included $99 million in the third quarter of 2020 associated with our acquisition of BTG plc (BTG) for the period prior to mid-August 2020, for which there were no prior period net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss available to common stockholders for the third quarter of 2020 was $169 million, or $(0.12) per diluted share. Our reported results for the third quarter of 2020 included certain charges and/or credits totaling $698 million (after-tax), or $0.48 per diluted share. Excluding these items, adjusted net income available to common stockholders for the third quarter of 2020 was $530 million, or $0.37 per diluted share.1,2

Our reported net income for the third quarter of 2019 was $126 million, or $0.09 per diluted share. Our reported results for the third quarter of 2019 included certain charges and/or credits totaling $424 million (after-tax), or $0.30 per diluted share. Excluding these items, adjusted net income for the third quarter of 2019 was $550 million, or $0.39 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and adjusted measures, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

2In May 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) at a price to the public and liquidation preference of $100 per share. Refer to the reconciliations below for the impact of the MCPS cumulative preferred stock dividends on our calculations of earnings per share (EPS).

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended September 30, 2020
(in millions, except per share data)	Earnings	Impact per Share(3)
Reported Net income (loss)	$(155)
Reported Preferred stock dividends	(14)
Reported Net income (loss) available to common stockholders	$(169)	$(0.12)
Non-GAAP adjustments:
Amortization expense	176	0.12
Intangible asset impairment charges	189	0.13
Acquisition/divestiture-related net charges (credits)	87	0.06
Restructuring and restructuring-related net charges (credits)	21	0.01
Litigation-related net charges (credits)	255	0.18
Investment impairment charges (credits)	(50)	(0.03)
EU Medical device regulation (MDR) implementation costs	7	0.00
Deferred tax expenses (benefits)	18	0.01
Discrete tax items	(3)	(0.00)
Adjusted net income (loss) available to common stockholders	$530	$0.37
(3) For the third quarter of 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited condensed consolidated statements of operations, for purposes of calculating EPS. We have assumed dilution of 13.6 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.

	Three Months Ended September 30, 2019
(in millions, except per share data)	Earnings	Impact per Share
Reported Net income (loss)	$126	$0.09
Non-GAAP adjustments:
Amortization expense	157	0.11
Acquisition-related net charges (credits)	236	0.17
Restructuring and restructuring-related net charges (credits)	12	0.01
Litigation-related net charges (credits)	19	0.01
Investment impairment charges (credits)	1	0.00
EU MDR implementation costs	2	0.00
Discrete tax items	(2)	(0.00)
Adjusted net income (loss)	$550	$0.39

Nine Months Ended September 30, 2020

Our net sales for the first nine months of 2020 were $7.204 billion, as compared to $7.831 billion for the first nine months of 2019. This decrease of $626 million, or 8.0 percent, included operational net sales declines of 7.6 percent and the negative impact of 40 basis points from foreign currency fluctuations. Operational net sales included $413 million in the first nine months of 2020 associated with our acquisition of Vertiflex, Inc. (Vertiflex) for the period prior to June 2020 and our acquisition of BTG plc (BTG) for the period prior to mid-August 2020, for both of which there were no prior period net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net loss available to common stockholders for the first nine months of 2020 was $311 million, or $(0.22) per diluted share. Our reported results for the first nine months of 2020 included certain charges and/or credits totaling $1.351 billion (after-tax), or $0.95 per diluted share. Excluding these items, adjusted net income available to common stockholders for the first nine months of 2020 was $1.040 billion, or $0.73 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Nine Months Ended September 30, 2020
(in millions, except per share data)	Earnings	Impact per Share(4)
Reported Net income (loss)	$(292)
Reported Preferred stock dividends	(19)
Reported Net income (loss) available to common stockholders	$(311)	$(0.22)
Non-GAAP adjustments:
Amortization expense	533	0.38
Intangible asset impairment charges	384	0.27
Acquisition/divestitures-related net charges (credits)	100	0.07
Restructuring and restructuring-related net charges (credits)	66	0.05
Litigation-related net charges (credits)	255	0.18
Investment impairment charges (credits)	(50)	(0.04)
EU MDR implementation costs	17	0.01
Deferred tax expenses (benefits)	26	0.02
Discrete tax items	20	0.01
Adjusted net income (loss) available to common stockholders	$1,040	$0.73
(4) For the first nine months of 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited condensed consolidated statements of operations, for purposes of calculating EPS. We have assumed dilution of 14.1 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.

	Nine Months Ended September 30, 2019
(in millions, except per share data)	Earnings	Impact per Share
Reported Net income (loss)	$704	$0.50
Non-GAAP adjustments:
Amortization expense	444	0.31
Intangible asset impairment charges	97	0.07
Acquisition-related net charges (credits)	391	0.28
Restructuring and restructuring-related net charges (credits)	31	0.02
Litigation-related net charges (credits)	(96)	(0.07)
Investment impairment charges (credits)	3	0.00
EU MDR implementation costs	2	0.00
Discrete tax items	16	0.01
Adjusted net income (loss)	$1,590	$1.13

Cash provided by operating activities was $835 million for the first nine months of 2020. As of September 30, 2020, we had total debt outstanding of $9.336 billion net of unamortized debt issuance discounts and deferred financing costs, Cash and cash equivalents of $2.022 billion and working capital of $2.858 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes an overview of our product offerings and results of operations by business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

Our seven core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular. Following our integration of BTG, the acquisition of which closed during the third quarter of 2019, we have included BTG’s Interventional Medicine business within our Peripheral Interventions operating segment, within the Cardiovascular reportable segment. We present BTG’s Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. In our Quarterly Report on Form 10-Q for the period ended September 30, 2019, we presented Interventional Medicine and Specialty Pharmaceuticals together as "BTG Acquisition" and outside of our operating and reportable segments for net sales. We have revised amounts for the third quarter and first nine months of 2019 to conform to the current year presentation.

Net Sales

The following table provides our net sales by business and the relative change in growth on a reported basis.

	Three Months Ended September 30,
(in millions)	2020	2019	Change
Endoscopy	$475	$486	(2.1)%
Urology and Pelvic Health	350	359	(2.6)%
MedSurg	825	845	(2.3)%
Cardiac Rhythm Management	465	478	(2.7)%
Electrophysiology	76	81	(6.0)%
Neuromodulation	216	222	(2.5)%
Rhythm and Neuro	757	780	(3.0)%
Interventional Cardiology	586	700	(16.3)%
Peripheral Interventions	416	358	16.1%
Cardiovascular	1,002	1,058	(5.3)%
Medical Devices	2,584	2,684	(3.7)%
Specialty Pharmaceuticals	74	23	n/a
Net Sales	$2,659	$2,707	(1.8)%

	Nine Months Ended September 30,
(in millions)	2020	2019	Change
Endoscopy	$1,265	$1,396	(9.4)%
Urology and Pelvic Health	910	1,033	(11.9)%
MedSurg	2,175	2,429	(10.5)%
Cardiac Rhythm Management	1,253	1,467	(14.5)%
Electrophysiology	202	245	(17.5)%
Neuromodulation	529	612	(13.5)%
Rhythm and Neuro	1,985	2,323	(14.6)%
Interventional Cardiology	1,714	2,067	(17.1)%
Peripheral Interventions	1,148	989	16.0%
Cardiovascular	2,862	3,057	(6.4)%
Medical Devices	7,021	7,807	(10.1)%
Specialty Pharmaceuticals	183	23	n/a
Net Sales	$7,204	$7,831	(8.0)%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products for the third quarter of 2020 were $475 million or 18 percent of our consolidated net sales and for the first nine months of 2020 were $1.265 billion or 18 percent of our consolidated net sales. Our Endoscopy net sales decreased $10 million, or 2.1 percent, in the third quarter of 2020 and decreased $131 million, or 9.4 percent, in the first nine months of 2020, compared to the prior year periods. In the third quarter of 2020, this decrease included operational net sales declines of 3.0 percent and a positive impact of 90 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, this decrease included operational net sales declines of 9.1 percent and a negative impact of 30 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily driven by declines in elective or semi-emergent upper endoscopy and colonoscopy procedures due to the COVID-19 pandemic environment, partially offset by growth of our pancreaticobiliary and infection prevention products.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products for the third quarter of 2020 were $350 million or 13 percent of our consolidated net sales and for the first nine months of 2020 were $910 million or 13 percent of our consolidated net sales. Our Urology and Pelvic Health net sales decreased $9 million, or 2.6 percent, in the third quarter of 2020 and decreased $123 million, or 11.9 percent, in the first nine months of 2020, compared to the prior year periods. In the third quarter of 2020, this decrease included operational net sales declines of 3.0 percent and a positive impact of 40 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, this decrease included operational net sales declines of 11.6 percent and a negative impact of 30 basis points from foreign currency fluctuations, compared to the prior year period. The decline in sales for the first nine months of 2020 compared to the prior year was due primarily to a reduction in sales of our prosthetic urology and pelvic floor franchises, which were negatively impacted by COVID -19 given their elective or semi-emergent nature. During the third quarter of 2020, our stone and prostate health franchises returned to growth, which was offset by the reduction in sales due to the divestiture of our Intrauterine Health business in the second quarter of 2020.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our net sales of CRM products for the third quarter of 2020 were

$465 million or 17 percent of our consolidated net sales and for the first nine months of 2020 were $1.253 billion or 17 percent of our consolidated net sales. Our CRM net sales decreased $13 million, or 2.7 percent, in the third quarter of 2020 and decreased $213 million, or 14.5 percent, in the first nine months of 2020, compared to the prior year periods. In the third quarter of 2020, this decrease included operational net sales declines of 3.7 percent and a positive impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, this decrease included operational net sales declines of 14.3 percent and a negative impact of 20 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily due to a decline in both defibrillator and pacemaker procedures due to the deferral of semi-emergent and emergent procedures in the COVID-19 pandemic environment. In June 2020, we announced U.S. 510(k) clearance for the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, a new, long-term diagnostic device implanted in patients to detect arrhythmias associated with conditions such as atrial fibrillation (AF), cryptogenic stroke, and syncope. We started U.S. commercialization of this device in the third quarter of 2020.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products for the third quarter of 2020 were $76 million or 3 percent of our consolidated net sales and for the first nine months of 2020 were $202 million or 3 percent of our consolidated net sales. Our Electrophysiology net sales decreased $5 million, or 6.0 percent, in the third quarter of 2020 and decreased $43 million, or 17.5 percent, in the first nine months of 2020, compared to the prior year periods. In the third quarter of 2020, this decrease included operational net sales declines of 7.5 percent and a positive impact of 150 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, this decrease included operational net sales declines of 17.6 percent and a positive impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. Sales of our mapping and navigation products and our core diagnostic and therapeutic devices declined year over year due to the impact of COVID-19 and deferral of elective Electrophysiology procedures. In June 2020, we announced the U.S. launch of the DIRECTSENSE™ Technology, a tool for monitoring radiofrequency (RF) energy delivery during cardiac ablation procedures available on the Rhythmia™ Mapping System. Additionally, in the second quarter of 2020 we received CE mark approval for the INTELLANAV STABLEPOINT™ Ablation Catheter enabled with DIRECTSENSE Technology and contact force assessment. This technology, along with our early 2020 CE mark approval for the POLARx™ Cryoablation System, began European commercialization in the third quarter of 2020.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products for the third quarter of 2020 were $216 million or 8 percent of our consolidated net sales and for the first nine months of 2020 were $529 million or 7 percent of our consolidated net sales. Our Neuromodulation net sales decreased $5 million, or 2.5 percent, in the third quarter of 2020 and decreased $83 million, or 13.5 percent, in the first nine months of 2020, compared to the prior year periods. In the third quarter of 2020, this decrease included operational net sales declines of 3.0 percent and a positive impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, this decrease included operational net sales declines of 13.4 percent and a negative impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily due to sales declines in our spinal cord stimulation (SCS) systems due to deferral of elective procedures in the COVID-19 pandemic environment. The unfavorable impact was partially offset by higher Superion™ Indirect Decompression System sales, which was purchased as part of our Vertiflex acquisition in the second quarter of 2019, and deep brain stimulation (DBS) system sales. In the third quarter of 2020, we received CE Mark and initiated a limited market release of the fourth generation Vercise Genus™ DBS System in Europe and we announced the European launch of the WaveWriter Alpha™ Spinal Cord Stimulator (SCS) Systems.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products for the third quarter of 2020 were $586 million or 22 percent of our consolidated net sales and for the first nine months of 2020 were $1.714 billion or 24 percent of our consolidated net sales. Our Interventional Cardiology net sales decreased $114 million, or 16.3 percent, in the third quarter of 2020 and decreased $353 million, or 17.1 percent, in the first nine months of 2020, compared to the prior year periods. In the third quarter of 2020, this decrease included operational net sales declines of 16.8 percent and a positive impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, this decrease included operational net sales declines of 16.4 percent and a negative impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily driven by our coronary stent and other complex percutaneous coronary intervention (PCI) franchises, with a significant slowdown in procedural volumes in the COVID-19 pandemic environment. Within our structural heart business, in the first half of 2020, sales of our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device were also negatively impacted by COVID-19. In the third quarter of 2020, they were further negatively impacted by $63 million in revenue charges primarily related to our conversion to a consignment inventory model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device in the U.S. Based on the progress of our U.S. limited market release, we have moved into full launch ahead of schedule and are targeting a complete conversion to WATCHMAN FLX™ Device by mid-2021.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. In the third quarter of 2019, we completed the acquisition of BTG. We are integrating BTG's Interventional Medicine (IM) portfolio into the Peripheral Interventions division, adding complementary technologies in the areas of venous disease and interventional oncology. Our net sales of Peripheral Interventions products for the third quarter of 2020 were $416 million or 16 percent of our consolidated net sales and for the first nine months of 2020 were $1.148 billion or 16 percent of our consolidated net sales. Our Peripheral Interventions net sales increased $58 million, or 16.1 percent, in the third quarter of 2020 and increased $159 million, or 16.0 percent, in the first nine months of 2020, compared to the prior year periods. In the third quarter of 2020, this increase included operational net sales growth of 15.4 percent and a positive impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, this increase included operational net sales growth of 16.5 percent and a negative impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. These year-over-year changes were primarily driven by the Interventional Oncology franchise, including our TheraSphere™ Y-90 radioactive glass microspheres acquired with BTG, as well as growth in our drug-eluting portfolio, including the Eluvia™ drug-eluting stent and Ranger ™ drug-coated balloon. Excluding BTG for the period prior to mid-August 2020 for which there were no prior year net sales and the related divestiture of our drug-eluting and bland embolic microsphere portfolio, our Peripheral Interventions net sales increased $7 million, or 2.0 percent, in the third quarter of 2020 and decreased $54 million, or 5.5 percent, in the first nine months of 2020, compared to the prior year periods, primarily due to the deferral of semi-emergent and elective procedures in the COVID-19 pandemic environment, notably impacting core peripheral technologies and stents.

Specialty Pharmaceuticals

Following the closing of the BTG acquisition in the third quarter of 2019, we present BTG’s Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. Our Specialty Pharmaceuticals business develops and manufactures acute care antidotes to treat overexposure to certain medications and toxins. These products are sold primarily in the U.S. through small, specialist sales teams and through commercial partners elsewhere, where approved or permitted. Our net sales of Specialty Pharmaceuticals products for the third quarter of 2020 were $74 million or 3 percent of our consolidated net sales and for the first nine months of 2020 were $183 million or 3 percent of our consolidated net sales, and have not been significantly impacted by the COVID-19 pandemic. Our net sales prior to the mid-August 2019 closing date of the BTG acquisition do not include Specialty Pharmaceuticals.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets, which is currently comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 10 percent of our consolidated net sales in the third quarter of 2020 and 11 percent in the third quarter of 2019. Our Emerging Markets net sales represented 11 percent of our consolidated net sales in the first nine months of 2020 and 12 percent in the first nine months of 2019. In the third quarter of 2020, our Emerging Markets net sales declined 10.3 percent on a reported basis including operational net sales declines of 7.1 percent and a negative impact of 320 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2020, our Emerging Markets net sales declined 13.5 percent on a reported basis including operational net sales declines of 9.1 percent and a negative impact of 440 basis points from foreign currency fluctuations, compared to the prior year period. The decline in the third quarter and first nine months of 2020 was largely driven by the impact of COVID-19 on our sales in Brazil in the second and third quarters of 2020, as the situation deteriorated in Latin America, and our sales in China in the first quarter of 2020, where COVID-19 first emerged and was the most prevalent for the duration of the quarter.

Gross Profit

Our Gross profit was $1.790 billion for the third quarter of 2020, $1.930 billion for the third quarter of 2019, $4.740 billion for the first nine months of 2020 and $5.566 billion for the first nine months of 2019. As a percentage of net sales, our Gross profit decreased to 67.3 percent in the third quarter of 2020, as compared to 71.3 percent in the third quarter of 2019. As a percentage of net sales, our Gross profit decreased to 65.8 percent in the first nine months of 2020, as compared to 71.1 percent in the first nine months of 2019. The following is a reconciliation of our gross profit margins and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Nine Months
Gross profit margin - period ended September 30, 2019	71.3%	71.1%
Abnormal production variances	(0.7)	(2.0)
Inventory charges	(1.0)	(1.0)
Sales pricing and mix	(0.7)	(1.6)
Manufacturing cost reductions	0.6	0.9
Net impact of foreign currency fluctuations	—	0.5
WATCHMAN FLX™ transition	(0.7)	(0.3)
All other, including other period expense	(1.5)	(1.8)
Gross profit margin - period ended September 30, 2020	67.3%	65.8%

The primary factors contributing to the decrease in our gross profit margin in the first nine months of 2020, as compared to the same periods in 2019, were manufacturing costs of $19 million in the third quarter and $145 million in the first nine months of 2020 associated with abnormally low production levels resulting from plant shutdowns and reduced operations. During the third quarter of 2020, our gross margin was further negatively impacted by $63 million in revenue charges primarily related to our conversion to a consignment inventory model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device. In addition, the decrease in gross margin in each period was attributable to unfavorable product mix due to the deferral of procedures using higher-margin products, price declines related primarily to sales of our coronary drug-eluting stent products, excess and obsolete inventory charges due to lower forecasted demand for certain of our products as well as the amortization of the inventory fair value step up recorded in connection with our acquisition of BTG. These decreases were partially offset by manufacturing cost reductions driven by our process improvement programs in each period as well as favorable foreign currency fluctuations in the first nine months of 2020. In the fourth quarter of 2020, we anticipate a negative impact to total gross profit margin associated with the ongoing conversion of LAAC customers to a consignment inventory model. Refer to COVID-19 Pandemic above for additional information on the fourth quarter of 2020.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$984	37.0%	$1,012	37.4%	$2,760	38.3%	$2,849	36.4%
Research and development (R&D) expenses	315	11.9%	306	11.3%	857	11.9%	866	11.1%
Royalty expense	12	0.4%	15	0.6%	32	0.4%	48	0.6%

SG&A Expenses

In the third quarter of 2020, our SG&A expenses decreased $28 million, or 3 percent, as compared to the third quarter of 2019 and were 40 basis points lower as a percentage of net sales. In the first nine months of 2020, our SG&A expenses decreased $89 million, or 3 percent, as compared to the first nine months of 2019 and were 190 basis points higher as a percentage of net sales. The decrease in SG&A expenses for the third quarter and first nine months of 2020, as compared to the same periods in the prior year, was due primarily to our efforts to reduce expenditures to minimize the impact of the COVID-19 pandemic. We implemented several cost reduction initiatives, including decreases in travel, meetings and customer events, hiring and other variable spending. During the second quarter, we also implemented a temporary four-day work week for many employees globally and reduced employee compensation, including temporary significant cuts in the salaries of our executive officers and the cash retainer paid to our Board of Directors. For non-executive officer employees, in those jurisdictions where temporary four-day work weeks and reductions in employee compensation were in effect, those measures concluded at the beginning of the third quarter. We also announced during the third quarter the end of the aforementioned reductions in executive officer pay, except for the salary reduction for our Chief Executive Officer, which continued through October 2020. We further announced that a portion of the annual cash retainer for our Board of Directors would be restored, beginning with a payment made during the fourth quarter of 2020.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the third quarter of 2020, our R&D expenses increased $9 million, or 3 percent, as compared to the third quarter of 2019 and were 60 basis points higher as a percentage of net sales. In the first nine months of 2020, our R&D expenses decreased $9 million, or 1 percent, as compared to the first nine months of 2019, and were 80 basis points higher as a percentage of net sales. As we seek to recover from the COVID-19 pandemic, we expect to continue to make investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the third quarter of 2020, our Royalty expense decreased $4 million, or 25 percent, as compared to the third quarter of 2019, and was 20 basis points lower as a percentage of net sales. In the first nine months of 2020, our Royalty expense decreased $16 million, or 34 percent, as compared to the first nine months of 2019, and was 20 basis points lower as a percentage of net sales. The decrease in Royalty expense in the third quarter and first nine months of 2020, as compared to the same periods in the prior year, relates primarily to the expiration of certain royalty agreements.

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Amortization expense	$197	$178	$595	$498
Intangible asset impairment charges	219	—	452	105
Contingent consideration expense (benefit)	6	8	(102)	(9)
Restructuring charges (credits)	3	3	16	10
Litigation-related net charges (credits)	260	25	260	(108)

Amortization Expense

In the third quarter of 2020, our Amortization expense increased $19 million, or 11 percent, as compared to third quarter of 2019. In the first nine months of 2020, our Amortization expense increased $97 million, or 19 percent, as compared to first nine months of 2019. The increase in Amortization expense in the third quarter and first nine months of 2020, as compared to the same periods in the prior year, was driven by an increase in the balance of amortizable intangible assets due to recent acquisitions, including BTG.

Intangible Asset Impairment Charges

Our Intangible asset impairment charges were $219 million in the third quarter of 2020, none in the third quarter of 2019, $452 million in the first nine months of 2020 and $105 million in the first nine months of 2019. The impairment charges recorded in the third quarter of 2020 were primarily associated with IPR&D acquired with Apama Medical Inc. following management’s decision to cancel the program. Intangible asset impairment charges in the first nine months of 2020 also included charges related to nVision Medical Corporation (nVision) and certain other intangible assets initially established following acquisition. In general, these charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details for a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net expenses in the third quarter of 2020 and third quarter of 2019. We recorded net benefits in the first nine months of 2020 and first nine months of 2019. The $102 million benefit recorded in the first nine months of 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or in the case of nVision for milestones that would not be achieved due to management's discontinuation of the R&D program. Refer to Note B – Acquisitions and Strategic Investments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

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

Restructuring charges, net of credits, pursuant to these programs were $3 million in the third quarter of 2020, $3 million in the third quarter of 2019, $16 million in the first nine months of 2020 and $10 million in first nine months of 2019. Refer to Note G – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional details related to our restructuring plans.

Litigation-related net charges (credits)

We recorded litigation-related charges of $260 million during the third quarter and first nine months of 2020, primarily related to transvaginal mesh products, inclusive of a reserve related to claims made by a coalition of state attorneys general. In first nine months of 2019, our litigation-related net credits included a gain of $148 million, which represents a portion of the total $180 million one-time settlement payment received from Edwards in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our unaudited condensed consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses. As such, a portion of the related gain from the Edwards settlement was recorded in SG&A expenses in our unaudited condensed consolidated financial statements.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense (in millions)	$(86)	$(95)	$(265)	$(294)
Average borrowing rate	3.4%	3.5%	3.4%	4.1%
Interest expense and our average borrowing rate decreased in the third quarter of 2020 and first nine months of 2020, both as compared to the same periods in the prior year, primarily due to our euro-denominated senior notes offering in November 2019, which carries lower interest rates than the senior notes we partially repaid with proceeds from the offering.

Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Interest income	$1	$8	$3	$29
Net foreign currency gain (loss)	(1)	(207)	(13)	(334)
Net gains (losses) on investments	48	(5)	14	(17)
Other income (expense), net	16	7	6	—
	$64	$(197)	$9	$(322)

As of September 30, 2019, we settled all outstanding non-designated forward currency contracts that we entered into for the purpose of managing our exposure to currency exchange rate risk related to the British pound sterling-denominated purchase price of BTG. We recognized a $207 million loss in the third quarter of 2019 and a $323 million loss in the first nine months of 2019 in Other, net due to changes in fair value of the contracts. These amounts are included in Acquisition/divestiture-related net charges (credits) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

In the third quarter of 2020, we recorded a $65 million non-cash gain presented in Other, net within our unaudited condensed consolidated statements of operations to state at fair value one of our portfolio investments treated under the measurement alternative method of accounting. This gain is included in Investment impairment charges (credits) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate from continuing operations	31.7%	(38.7)%	24.3%	(1.6)%

The change in our reported tax rates for the third quarter and first nine months of 2020, as compared to the same periods in 2019, relates primarily to a shift in geographical mix of earnings to higher-tax jurisdictions, partially offset by the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges as well as certain discrete tax items primarily related to the resolution of an Internal Revenue Service (IRS) audit, as explained below, tax windfall benefits associated with share-based payments, and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

In the third quarter of 2020, we received notification from the IRS regarding the examination of our 2014 through 2016 tax years. The Joint Committee on Taxation completed its review on July 21, 2020, and the IRS examination was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $91 million in the third quarter of 2020 to release the reserves related to these years. We anticipate receiving a refund of $62 million from the IRS in the fourth quarter of 2020 reflecting the net balance of amounts owed to us by the IRS after consideration of tax and interest due for these years.

Economic stimulus legislation has been enacted in many countries in response to COVID-19. In the U.S., the CARES Act was signed into law on March 27, 2020 and provided an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allows us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the nine months ended September 30, 2020, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K. We have included below information relating to our annual goodwill impairment test performed in the second quarter of 2020.
Goodwill Valuation

We did not record any goodwill impairment charges in the third quarter and first nine months of 2020 or 2019. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2020, we performed our annual goodwill impairment test for all of our reporting units and concluded that the fair value of each reporting unit exceeded its carrying value.

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

Liquidity and Capital Resources

We are currently in a strong financial position with solid liquidity, a prudent debt maturity profile, and have credit arrangements with a broad, global, and robust commercial banking syndicate. We believe our long-term fundamentals remain strong given our innovative product portfolio and pipeline, our category leadership strategy and talented global team. As a result of the impact of the COVID-19 pandemic on our business, we took proactive steps in the second quarter of 2020 to reduce costs and ensure we are in a strong position to support customers and patients as healthcare systems recover and elective and semi-emergent procedures resume. These actions included increasing available liquidity and preemptively amending our financial covenant requirement for our outstanding credit arrangements, implementing significant cost reductions as described above in COVID-19 Pandemic and slowing planned capital expenditures.

We have a cross-functional strategic cash management team to take appropriate actions to ensure we continue to optimize funds in the near and long-term to execute our core mission. To address the temporary adverse impacts of COVID-19 on our business, we have taken steps to manage outstanding borrowings and increase available liquidity. In May 2020, we completed an offering of $1.700 billion in aggregate principal amount of senior notes and used the net proceeds to prepay $1.250 billion of amounts outstanding under our February 2021 and April 2021 Term Loan and pay related fees, expenses and premiums, as well as to refinance $450 million of amounts outstanding under our Revolving Credit Facility. We now have full access to the $2.750 billion of available liquidity under our Revolving Credit Facility. In May 2020, we also completed public equity offerings of preferred stock and common stock, as discussed below, and used a portion of the combined net proceeds to repay in full the remaining amounts outstanding under the April 2021 Term Loan. During the third quarter of 2020, we made a further prepayment of the remaining $250 million outstanding under our February 2021 Term Loan and terminated the facility. For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due and service and repay our existing debt for the next 12 months.

Financial Covenant

As of and through September 30, 2020, we were in compliance with the financial covenant required by all existing credit facilities.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) establish a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) maintain the maximum permitted leverage ratio of 4.75 times through the remainder of 2020, with a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the facility. In addition, pursuant to the April 21, 2020 Revolving Credit Facility and February 2021 Term Loan amendments, the definition of “Material Adverse Effect” has been amended to remove the direct and indirect effects of the COVID-19 pandemic from what constitutes a material adverse effect through the remainder of 2020. We believe that we have the ability to comply with the amended covenant requirement for the next 12 months.
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

We received $107 million in the first nine months of 2020 and $113 million in the first nine months of 2019 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock in the first nine months of 2020 or 2019. As of September 30, 2020, the remaining authorization to repurchase shares under our 2013 share repurchase program was $535 million.

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

Use of Non-GAAP Financial Measures

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share (EPS) that exclude certain amounts and operational net sales growth that exclude the impact of foreign currency fluctuations. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income and GAAP net income available to common stockholders. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item.

The GAAP financial measures most directly comparable to adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share are GAAP net income (loss), GAAP net income (loss) available to common stockholders and GAAP net income (loss) per common share - assuming dilution, respectively.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) available to common stockholders, adjusted net income (loss) per share that exclude certain amounts and operational net sales growth that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

Our Businesses
•The impact of the COVID-19 pandemic on the U.S. and global economies and financial markets,

•The impact of the COVID-19 pandemic upon the scheduling of elective and semi-emergent procedures,

•The impact of natural disasters, public health crises, including the COVID-19 pandemic, and other catastrophic events,

•The impact of COVID-19 on our global manufacturing and distribution system including the quality of our products,

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

•Our ability to operate properly our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

Innovation and Certain Growth Initiatives

•The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable net sales growth opportunities as well as to maintain the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•Our ability to develop, manufacture and market new products and technologies successfully and in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•Our ability to execute appropriate decisions to discontinue, write-down or reduce the funding of any of our research and development projects, including projects from in-process research and development from our acquisitions, in our growth adjacencies or otherwise,

•Our dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments, and

•The potential failure to successfully integrate and realize the expected benefits, including cost synergies, from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•Our dependency on international net sales to achieve growth, including in emerging markets,

•The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements,

•The impact on pricing due to national tenders,

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The United Kingdom’s departure from the European Union,

•Protection of our intellectual property,

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, MDR, and similar laws in other jurisdictions,

•Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•The impact of changes in reimbursement practices and policies,

•The impact of significant developments or uncertainties stemming from the U.S. administration and the November 3, 2020 presidential and congressional elections, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, particularly China,

•Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in product diversification and emerging markets such as Brazil, Russia, India and China,

•Our ability to execute and realize anticipated benefits from our investments in emerging markets, and

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $9.392 billion as of September 30, 2020 and $9.221 billion as of December 31, 2019. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $338 million as of September 30, 2020 as compared to $337 million as of December 31, 2019. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $414 million as of September 30, 2020 as compared to $412 million as of December 31, 2019. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited condensed consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2020 and December 31, 2019. As of September 30, 2020, $9.404 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of September 30, 2020, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the three-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While there are a number of business risks that have emerged associated with COVID-19 (Refer to Risk Factors contained in Part I. Item 1A of this Quarterly Report), we are continuing to monitor these risks and have implemented business continuity measures as described within Management’s Discussion and Analysis. Additionally, the Company has provided regular updates to the Board of Directors on risk mitigation strategies to ensure transparent decision making and appropriate Board oversight.

Further, while many of our employees worked remotely to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and to connect our physically dispersed team of finance professionals in offices around the world. While the quarterly close cycles were performed remotely, fundamentally, the work performed, and the processes and controls executed did not change. As we approach year-end, we are evaluating the potential impact, if any, to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

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

Our operations, financial performance and cash flows have been negatively impacted by the ongoing COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility, disruption of financial markets, a U.S. economic recession and, potentially, a global economic recession. Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, transport and workforce pressures, and voluntary or mandated deferrals or postponements of elective procedures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the timing and pace of recovery when the COVID-19 pandemic subsides, which could be impacted by a number of factors, including limited provider capacity to perform procedures using our products that were deferred as a result of the pandemic.

The COVID-19 pandemic has subjected, and is expected to continue to subject, our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Operations-related risks: Across all of our businesses, we are facing increased operational challenges from the need to protect employee health and safety. Some of these challenges include site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at customers and suppliers. We are also experiencing, and expect to continue experiencing, lower demand and volume for certain products and services, customer requests for potential payment deferrals or other contract modifications, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. We expect that the longer the period of economic and global supply chain and disruption continues, the more material the cumulative adverse impact will be on our business operations, financial performance and results of operations. Our ability to manufacture our products is highly dependent on our ability to maintain the safety and health of our employees. The ability of our employees to work may be significantly impacted by one or more employee contracting or being exposed to COVID-19. Additionally, when the economic recovery following the COVID-19 pandemic occurs, we may experience unpredictable increases in demand for certain of our products, which could exceed our capacity to meet such demand on a timely basis or at all, which could have a material adverse impact on our business operations, financial performance and results of operations.

•Customer-related risks: In particular, as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking to quell the spread of COVID-19 and protect our customers, employees, and the patients receiving our products, we have experienced significant and unpredictable reductions in demand for certain of our products as health care customers re-prioritize the treatment of patients. For example, in the United States in mid-March, governmental authorities began recommending, and in certain cases required, that elective procedures be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges significantly reduced our net sales in the second and third quarters and the situation remains challenging. In certain jurisdictions, however, the timing of the pandemic and public health measures have resulted in lower levels of COVID-19 cases and some hospitals have developed protocols such that elective procedures may be conducted safely and are approaching pre-COVID-19 pandemic levels. Further, once the pandemic subsides, we anticipate there may be some continued reluctance upon the part of some patients to seek medical attention in a hospital setting. In addition, for the majority of patients who do seek appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, we anticipate there may be a substantial backlog. As a result, patients seeking to schedule or reschedule elective or deferrable procedures utilizing our products may have to navigate potentially limited healthcare provider capacity. We believe this likely patient reluctance and potential healthcare provider capacity could have an adverse effect on our sales following the end of the pandemic.

•Employee-related risks: In an attempt to proactively address the changed business environment caused by COVID-19, in order to preserve employees’ jobs and ensure we are able to quickly respond to increased customer demand, when deferrable procedures resume as permitted by development or conclusion of the pandemic, we made temporary work hour reductions, and corresponding salary reductions, where appropriate, for many of our employees. However, because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, we may, in the future, have to consider taking additional actions including further reductions to salary and work hours, furloughs, restructuring, layoffs or extensions of remote work arrangements, which may negatively impact our workforce and our business. These negative impacts could include inhibiting our ability to quickly respond to increased customer demand and to take advantage of more favorable economic and market conditions after the pandemic subsides as well as lower productivity and higher employee attrition.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2020.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer