Form 10-K
period 2020-12-31
BOSTON SCIENTIFIC CORP
filed 2021-02-23
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2020

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

508 683-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	BSX	New York Stock Exchange
0.625% Senior Notes due 2027	BSX27	New York Stock Exchange
5.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share	BSX PR A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $50.0 billion based on the last reported sale price of $35.11 of the registrant’s common stock on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of Common Stock, $0.01 par value per share, as of January 29, 2021 was 1,417,165,707.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2020 with the Securities and Exchange Commission in connection with its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Our Company

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. As a medical technology leader for more than 40 years, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals diagnose and treat a wide range of diseases and medical conditions and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. Our net sales have increased substantially since our formation, fueled in part by strategic acquisitions designed to improve our ability to take advantage of growth opportunities in the medical device industry and to build diversified portfolios within our core businesses. We advance science for life by providing a broad range of high performance solutions to address unmet patient needs and reduce the cost of healthcare. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

Business Strategy

We operate pursuant to five strategic imperatives: Strengthen Category Leadership, Expand into High Growth Adjacencies, Drive Global Expansion, Fund the Journey to Fuel Growth and Develop Key Capabilities. We believe that our execution of these strategic imperatives will drive innovation, profitable revenue growth and increase stockholder value while strengthening our leadership position in the medical device industry.

We expect to continue to invest in our core franchises and pursue opportunities to diversify and further expand our presence in strategic, high-growth adjacencies and new global markets, including growth within the countries we define as emerging markets. Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions, alliances and other investments. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and all divisions. In the past several years, we have completed numerous acquisitions in support of our growth strategy, both strengthening our core franchises and expanding into high growth adjacent markets. We have also accelerated the development of our digital capabilities in multiple key areas, which helps enable us to compete more effectively in the current healthcare environment where our customers are looking for ways to improve outcomes and lower costs.

Our Enterprise Risk Management program analyzes the key risks inherent to achieving our strategic and organizational imperatives. Our ongoing risk assessment helps us to anticipate and adapt to potential challenges to preserve and grow stockholder value. Our Board of Directors oversees our risk management program and focuses on monitoring, and together with management, mitigating the most significant risks facing the Company, including strategic, operational, financial, legal and compliance risks.

We have a firm commitment to corporate social responsibility and living our values as a global business and global corporate citizen. This includes taking actions to combat discrimination and advancing equality and diversity, including through financial support of racial equity initiatives in the communities where we live and work, supporting COVID-19 relief efforts, protecting the environment, investing in our employees' health and well-being, and many other initiatives that ultimately help us create value responsibly.

Product Offerings

Our seven core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular. The following describes our key product offerings and new product innovations by reportable segment.

MedSurg

Endoscopy

Gastroenterology and Pulmonary

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies. Our product offerings include the following:

•our Resolution 360™ Clip, a hemostatic clipping technology designed to stop and help prevent bleeding during endoscopic procedures,
•Our WallFlex™ Biliary Stent System, used for relieving biliary obstruction by providing bile drainage in both malignant and benign strictures,
•our AXIOS™ Stent and Electrocautery Enhanced Delivery System, the first, and currently only stent in the U.S. indicated for endoscopic drainage of pancreatic pseudocysts,
•our SpyGlass™ DS II Direct Visualization System, which brings digital imaging, a wider field of view and a simpler set-up (compared to our legacy SpyGlass System), thus enabling cholangioscopy to play a greater role in the diagnosis and treatment of pancreatico-biliary diseases,
•our SpyGlass™ Discover Digital Catheter, the first single-use scope to enable physicians to take a single-stage approach to diagnostic and therapeutic procedures in the pancreaticobiliary system, including treating patients with bile duct stones,
•our EXALT™ Model D Single-Use Duodenoscope for use in endoscopic retrograde cholangiopancreatography (ERCP) procedures, the first and only U.S. Food and Drug Administration (FDA)-cleared single-use (disposable) duodenoscope on the market,
•our Acquire™ Endoscopic Ultrasound Fine Needle Biopsy Device, which is designed to obtain larger tissue specimens for histological assessment and is useful when diagnosing diseases such as pancreatic cancer, liver cancer and stomach lesions,
•our endoluminal surgery portfolio with ORISE™ Gel, designed to be used for submucosal lift of polyps, adenomas, early-stage cancers or other gastrointestinal mucosal lesions prior to excision with a snare or other endoscopic device, and
•our infection prevention portfolio, which includes a customizable Compliance EndoKit™ and single-use Orca™ Valves, designed to minimize the risk of infection transmission and improve operational efficiencies by streamlining manual cleaning or eliminating the need for cleaning and tracking.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction, incontinence and pelvic floor disorders. Our product offerings include the following:

•our comprehensive line of stone management products, including ureteral stents, catheters, baskets, guidewires, sheaths, balloons and stone laser devices,
•our LithoVue™ Single-Use Digital Flexible Ureteroscope, which delivers detailed high-resolution digital images for high-quality visualization and seamless navigation,
•our Prosthetic Urology portfolio, which includes our penile implants to treat erectile dysfunction and urinary control systems to treat male urinary incontinence,
•our BPH therapies portfolio, which includes our GreenLight XPS™ Laser System, MoXy™ Fiber, and Rezūm™ System, purchased as part of the NxThera, Inc. (NxThera) acquisition in the second quarter of 2018, and
•our SpaceOAR™ Hydrogel System, purchased as part of the Augmenix, Inc. (Augmenix) acquisition in the fourth quarter of 2018, to help reduce side effects that men may experience after receiving radiotherapy to treat prostate cancer, and
•our Pelvic Floor portfolio, which includes a comprehensive offering of female stress urinary incontinence solutions, including our innovative Solyx™ Single-Incision Sling System.

In the third quarter of 2020, we initiated the U.S. launch of the next-generation SpaceOAR Vue™ Hydrogel, providing clinicians with the added ability to view the spacer using computerized tomography (CT) scans instead of magnetic resonance imaging (MRI).

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include the following:

•our implantable cardioverter defibrillators (ICD) and implantable cardiac resynchronization therapy defibrillators (CRT-D) as well as the world's first, and currently only, commercially available subcutaneous implantable cardiac defibrillators (S-ICD),
•our pacemakers and implantable cardiac resynchronization therapy pacemakers (CRT-P), and
•our LATITUDE™ Remote Patient Management System, which allows for more frequent monitoring and better guided treatment decisions by enabling physicians to monitor implantable system performance remotely in most geographies.

In June 2020, we announced U.S. 510(k) clearance for the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, a new, long-term diagnostic device implanted in patients to detect arrhythmias associated with conditions such as atrial fibrillation (AF), cryptogenic stroke and syncope. We began U.S. commercialization of this device in the third quarter of 2020. In addition, in January 2021, we announced entry into a definitive agreement to acquire Preventice Solutions, Inc., a privately-held company that offers a full portfolio of mobile health solutions and remote monitoring services for patients with cardiac arrhythmias. Preventice offers a full portfolio ranging from ambulatory cardiac monitors – including short and long-term holter monitors – to cardiac event monitors and mobile cardiac telemetry, complementing our existing ICM offering. Refer to Note B – Acquisitions and Strategic Investments for additional information.

Our current generation of defibrillators, the RESONATE™ family of devices, include our proprietary HeartLogic™ Heart Failure (HF) Diagnostic and SmartCRT™ Technology with Multisite pacing in CRT-D. Our entire transvenous defibrillator portfolio leverages our EnduraLife™ Battery Technology, including our extended longevity (EL) ICD, our CRT-D’s and our MINI (smallest and thinnest) ICD. We have magnetic resonance imaging (MRI) conditional labeling across our defibrillator portfolio in nearly all markets around the world when used with our current generation of leads, including our current generation devices as well as our prior generation of DYNAGEN™ and INOGEN™ devices. Our implantable defibrillator portfolio is complemented by our suite of ACUITY™ X4 Quadripolar LV Leads, RELIANCE™ family of ICD Leads and our INGEVITY™ Pacing Lead.

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

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab. Our product offerings include the following:

•our Rhythmia™ Mapping System, a catheter-based, 3-D cardiac mapping and navigation solution designed to help diagnose and guide treatment of a variety of arrhythmias,
•our Blazer™ Therapeutic Ablation Catheter line,
•our broad portfolio of diagnostic catheters including Blazer™ Dx-20, Dynamic Tip™ and Viking™ Catheters,
•our IntellaMap OrionTM Mapping Catheter, for use with our Rhythmia Mapping System to provide high-density, high-resolution maps of the heart, and
•our intracardiac ultrasound catheters, delivery sheaths and other accessories.

In June 2020, we announced the U.S. launch of the DIRECTSENSE™ Technology, for which we received CE Mark and launched in Europe in 2018, a tool for monitoring radiofrequency (RF) energy delivery during cardiac ablation procedures available on the Rhythmia™ Mapping System. Additionally, in the second quarter of 2020 we received CE mark approval for the INTELLANAV STABLEPOINT™ Ablation Catheter enabled with DIRECTSENSE Technology and contact force assessment. This technology, along with our 2020 CE mark approval for the POLARx™ Cryoablation System, began European commercialization in the third quarter of 2020.

Our cooled ablation catheter portfolio includes our U.S. and CE Mark approved Blazer™ Open-Irrigated, IntellaNav™ Open-Irrigated, and IntellaNav MiFi™ Open-Irrigated ablation catheters with a unique Total Tip Cooling™ Design. We also offer our IntellaNav XP and IntellaNav MiFi XP solid tip catheters. Our IntellaTip™ MiFi XP, IntellaNav MiFi XP and IntellaNav MiFi Open-Irrigated Catheters include MicroFidelity (MiFi) sensor technology in the catheter tip. All of our IntellaNav Catheters are designed to allow magnetic tracking when used with our Rhythmia Mapping System. Additionally, the European and Japan markets have access to our DIRECTSENSE™ Software which captures and presents local impedance. DIRECTSENSE Software provides meaningful information on tissue to catheter tip proximity, catheter stability, and other local tissue characteristics.

We also received CE Mark in early 2020 for our POLARx Cryoablation Single-shot Pulmonary Vein Isolation Technology, purchased as part of our acquisition of Cryterion in the third quarter of 2018. In 2020, we began our European launch and we commenced enrollment of the FROZEN-AF investigational device exemption (IDE) in the U.S.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our product offerings include the following:

•our Precision™, Precision Spectra™, Precision Montage™, Precision Novi™ and Spectra WaveWriter™ Spinal Cord Stimulator (SCS) Systems, designed to provide improved pain relief to a wide range of patients who suffer from chronic pain,
•our Superion™ Indirect Decompression System, a minimally-invasive device used to improve physical function and reduce pain in patients with lumbar spinal stenosis (LSS) purchased as part of the acquisition of Vertiflex, Inc. in the second quarter of 2019,
•our G4™ Generator and consumable portfolio in Radiofrequency Ablation (RFA) for pain management used by physicians to treat patients with chronic back and neck pain purchased as part of the acquisition of Cosman Medical, Inc. in the third quarter of 2016, and
•our Vercise™, Vercise™ PC and Vercise Gevia™ Deep Brain Stimulation (DBS) Systems for the treatment of Parkinson's disease, tremor, and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions.

Our Spectra WaveWriter™ SCS System is the first and only system approved by the FDA to simultaneously provide paresthesia-based and sub-perception therapy. The Precision Spectra SCS System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources. We believe that we continue to have a technological advantage due to our proprietary features such as Multiple Independent Current Control and our Illumina 3D™ Proprietary Programming Software, which together are intended to allow the physician to target specific areas of pain and customize stimulation of nerve fibers more precisely. We announced the European launch of the WaveWriter Alpha™ Spinal Cord Stimulator (SCS) System in the third quarter of 2020 and FDA approval in the fourth quarter of 2020, indicated as an aid in the management of chronic intractable pain of the trunk and/or limbs including unilateral or bilateral pain associated with failed back surgery syndrome.

Our Vercise™ DBS System is approved in the U.S. as an adjunctive therapy that aids in reducing some of the symptoms of moderate to advanced Parkinson’s disease. Our Vercise Gevia™ DBS System with the Cartesia™ Directional Lead is the first and only MRI conditional, rechargeable and directional system, using multi-directional stimulation designed for greater precision, intended to minimize side effects for patients, having ImageReady™ MRI labeling to be used in a full-body magnetic resonance imaging environment. In Europe, we also market the GUIDE™ XT System, the first DBS visualization system built for directionality that utilizes patient specific anatomy and stimulation field modeling. This technology provides physicians with 3-D image planning capability and when used in conjunction with the Vercise DBS Systems, enables physicians to personalize and optimize DBS treatment. In the third quarter of 2020, we received CE Mark and initiated a limited market release of the fourth generation Vercise Genus™ DBS System in Europe.

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

Drug-Eluting Coronary Stent Systems

Our drug-eluting coronary stent product offerings are an important element of our global Interventional Cardiology market leadership. We believe we have enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through our scientific research and product development of drug-eluting stent systems. Our coronary stent offerings include the following:

•our SYNERGY™ Everolimus-Eluting Platinum Chromium Coronary Stent System, featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating,
•our Promus ELITE™ Everolimus-Eluting Stent,
•our Promus PREMIER™ Everolimus-Eluting family of stents, and
•our SYNERGY MEGATRON™ Bioabsorbable Polymer Stent.

Complex PCI
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

PCI Guidance

Our PCI Guidance offerings include a family of intravascular catheter-directed ultrasound imaging catheters, complemented by our intravascular ultrasound (IVUS) imaging system and our fractional flow reserve (FFR) devices and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels to assist in the diagnosis of coronary artery disease. Our PCI Guidance product offerings include the following:

•our OptiCross™ IVUS Imaging catheter,
•our COMET™ FFR Pressure Guidewire, and
•our iLab™ Ultrasound Imaging System with Polaris Software, designed to enhance the diagnosis and treatment of blocked vessels and other heart disorders, which is compatible with our full line of imaging catheters and coronary physiology devices and continues to be our flagship console.

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

Structural Heart Therapies

Structural heart therapies are one of the fastest growing areas of the medical technology market and are highly synergistic with our Interventional Cardiology and Rhythm Management businesses. Our current structural heart product offerings include the following:

•our WATCHMAN Left Atrial Appendage Closure (LAAC) Technology, and next-generation WATCHMAN FLX™ Devices, designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke,
•our ACURATE neo™ and ACURATE neo2™ Aortic Valve Systems, which are based on a self-expanding architecture,
•our Safari2™ Pre-Shaped Guidewire, intended to facilitate the introduction and placement of interventional devices within the heart, including those used with transcatheter aortic valve implantation or replacement procedures, and

•our SENTINEL™ Cerebral Embolic Protection System, purchased as part of our acquisition of Claret Medical, Inc. (Claret) in the third quarter of 2018.

WATCHMAN™ LAAC Device is the first device to offer a non-pharmacologic alternative to oral anti-coagulants that has been studied in a randomized clinical trial and is the leading device in percutaneous LAAC globally. In the first quarter of 2019, we received CE Mark and initiated a limited market release of the next generation WATCHMAN FLX™ LAAC Device in Europe and in June 2020, we received FDA approval for and launched WATCHMAN FLX LAAC Device in the U.S. Throughout 2020, the WATCHMAN Device was the only LAAC technology commercially available in the U.S.

Our Transcatheter Aortic Valve Replacement (TAVR) portfolio is comprised of the ACURATE neo Valve based on self-expanding architecture for supra-annular cases. In the third quarter of 2020, we initiated a controlled launch of the ACURATE neo2 Aortic Valve System in Europe, built on a new platform designed with a number of features to improve upon the clinical performance of the original ACURATE neo Valve platform. In addition, our SENTINEL™ Cerebral Protection System is used to reduce the risk of stroke in TAVR procedures and is clinically proven to decrease cerebral embolization and its associated neurological effects. In the fourth quarter of 2020, we announced a voluntary recall of our LOTUS Edge™ Aortic Value System and the discontinuation of our LOTUS program due to complexities associated with the product delivery system, and the time and investment required to reintroduce an enhanced delivery system, as well as slower than anticipated market adoption. We will instead focus our resources and efforts on the remainder of the portfolio and are encouraged by the successful launch of ACURATE neo2 Valve in Europe.

In addition, through our acquisition of Millipede, Inc. in the first quarter of 2019, we are developing the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation (MR). The Millipede IRIS annuloplasty ring, delivered via a transcatheter-transseptal delivery system, follows the standard surgical approach to repair and reduce the size of a dilated mitral annulus. The IRIS device is a complete ring designed to be used as a stand-alone device, or in combination with other technologies in patients with severe MR. The device is designed to be highly customizable to a specific patient's anatomy and disease state, and is repositionable and retrievable to promote a high-quality outcome.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. In the third quarter of 2019, we completed the acquisition of BTG plc (BTG). We integrated BTG's Interventional Medicine (IM) portfolio into our Peripheral Interventions division, adding complementary technologies in the areas of venous disease and interventional oncology. Our combined broad peripheral portfolio includes products to treat arterial diseases (stents, balloon catheters, wires and atherectomy) and venous diseases (thrombectomy, acoustic pulse thrombolysis, wires and stents) and for use in interventional oncology techniques to treat various cancers (peripheral embolization devices, radioactive microspheres, radiofrequency and cryotherapy ablation systems, microcatheters and drainage catheters).

Our peripheral arterial technologies include:

•our EPIC™ Vascular Self-Expanding Stent System, a nitinol stent designed to sustain vessel patency while providing enhanced visibility and accuracy during placement,
•our Innova™ Self-Expanding Stent System, a laser-cut nitinol stent built for the superficial femoral artery (SFA, a large artery in the thigh) with flexibility, strength and fracture resistance,
•our Eluvia™ Drug Eluting Vascular Stent System, an innovative stent built on the Innova stent platform, designed to deliver a sustained dosage of paclitaxel during the time when restenosis is most likely to occur,
•our next-generation Mustang™ PTA Balloon Catheter, a 0.035" balloon with superior crossing and tracking, powerful dilatation, longer lengths and smaller sheath sizes,
•our Coyote™ Balloon Catheter, a highly deliverable and ultra-low profile balloon dilatation catheter designed for a wide range of peripheral angioplasty procedures,
•our Sterling™ Balloon Catheter, a 0.018" PTA balloon catheter designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries, and
•our Ranger™ Drug-Coated Balloon, an innovative balloon built on the Sterling balloon platform, featuring a low-dose of paclitaxel.

In the fourth quarter of 2020, we received FDA approval for the Ranger™ Drug-Coated Balloon and started U.S. commercialization of this device, making us the first company to provide physicians with both a drug-eluting stent and drug-coated balloon for the treatment of patients with peripheral artery disease.

Our venous disease technologies include the following:

•our AngioJet™ Thrombectomy System, used in endovascular procedures to remove blood clots from blocked arteries and veins,
•our AngioJet Zelante DVT™ Thrombectomy Catheter to treat deep vein thrombosis (DVT) in large-diameter upper and lower limb peripheral veins, in the U.S. and Europe,
•our VICI VENOUS STENT™ System to treat venous obstructive disease, purchased as part of the VENITI, Inc. acquisition in the third quarter of 2018,
•our EKOS™ Ultrasound Assisted Thrombolysis system used to treat pulmonary embolism, purchased as part of the BTG acquisition, which closed during the third quarter of 2019, and
•our Varithena™ Polidocanol Injectable Foam used to improve the symptoms of superficial venous incompetence and the appearance of visible varicosities, also purchased as part of the BTG acquisition.

Our interventional oncology product offerings include the following:

•our Therasphere™ Y-90 radioactive glass microspheres used in the treatment of hepatocellular carcinoma (HCC or the most common type of liver cancer) purchased as part of the BTG acquisition,
•our line of interventional oncology solutions, including the Renegade™ HI-FLO™ Fathom™ Microcatheter and Guidewire System and Interlock™ - 35 Fibered IDC™ and 18 Fibered IDC™ Occlusion System for peripheral embolization, and
•our Cryoablation image-guided needles used to enable cryoablation visualization for optimal tumor coverage, purchased as part of the BTG acquisition

Specialty Pharmaceuticals

Following the closing of our BTG acquisition, we have presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. Our Specialty Pharmaceuticals business develops and manufactures acute care antidotes to treat overexposure to certain medications and toxins. These products are sold primarily in the U.S. through small, specialist sales teams and through commercial partners elsewhere, where approved or permitted. Our Specialty Pharmaceuticals product offerings include the following:

•our CroFab™ Antidote Product, the only FDA-approved product derived exclusively from U.S. snakes and approved to treat all North American pit viper envenomations in adult and pediatric patients,
•our DigiFab™ Digoxin Immune Fab (Ovine) antidote product, a treatment for patients with life-threatening or potentially life-threatening digoxin toxicity or overdose that is clinically proven to effectively clear digoxin from the body, and
•our Voraxaze™ Antidote Product, a carboxypeptidase indicated to reduce toxic plasma methotrexate concentration (greater than one micromole per liter) in adult and pediatric patients with delayed methotrexate clearance (plasma methotrexate concentrations greater than two standard deviations of the mean methotrexate excretion curve specific for the dose of methotrexate administered) due to impaired renal function.

On December 1, 2020, we announced the execution of a definitive agreement pursuant to which we agreed to sell our Specialty Pharmaceuticals business for a purchase price of $800 million, subject to certain adjustments, including cash on hand at the closing date of the transaction. The transaction is expected to close during the first half of 2021, subject to customary closing conditions.

Research and Development

Our investment in research and development is critical to driving our future growth. Our investment in research and development supports the following:

•internal research and development programs, regulatory design and clinical science, as well as other programs obtained through our strategic acquisitions and alliances, and
•engineering efforts that incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.

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

In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We are expanding our collaborations to include research and development teams in our emerging market countries; these teams will focus on both global and local market requirements at a lower cost of development. We believe that these efforts will play a significant role in our future success.

Marketing and Sales

In 2020, we marketed our products and solutions to approximately 35,000 hospitals, clinics, outpatient facilities and medical offices in more than 120 countries worldwide. Large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales. We have a dedicated corporate accounts organization in the United States (U.S.) and Europe, Middle East and Africa (EMEA) focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions, as well as on key hospital service line administrators. We believe that this dual focus on disease state management and hospital administrators enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with both physicians and key service line administrators. We believe that our strong working relationships with physicians, service line administrators and others in the medical industry enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to our customers' changing needs.

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

International Operations

International net sales accounted for 42 percent of our net sales in 2020 and 2019 and 44 percent of our net sales in 2018. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that we can implement across our product lines. In addition, we continue to invest in infrastructure in emerging markets to strengthen our sales and service capabilities and maximize our opportunities in these countries. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Periodically, we assess our list of Emerging Markets which is currently comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 11 percent of our consolidated net sales in 2020 and 12 percent in 2019.

As of December 31, 2020, we had 11 principal international manufacturing facilities, in addition to our U.S. facilities, including three in Ireland, two in Costa Rica, one in Brazil, one in Malaysia, one in Israel, one in the U.K. and one in Switzerland. Our international manufacturing facilities includes our Puerto Rico facility. Approximately 52 percent of our products manufactured in 2020 were produced at these international facilities. We also maintain research and development capabilities in China, Costa Rica, India, Ireland and Puerto Rico. We continue to provide localized training programs through our 15 Institutes for Advancing Science (IAS) facilities around the world.

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

We remain committed to maintaining appropriate investments in supply chain resiliency on an ongoing basis. Our products are designed and manufactured in technology centers around the world, either by us or third parties. We consistently monitor our inventory levels, manufacturing and distribution capabilities and maintain recovery plans to address potential disruptions that we may encounter. Supply chain resiliency also includes sterilization, which is performed and optimized through a combination of internal and third party locations and may also be subject to potential interruptions. Many components used in the manufacturing of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We have an ongoing supplier resiliency program which identifies and mitigates risk. We are also striving to build diversity and inclusion into every aspect of our company, including our supply chain. We are committed to the increased and sustained support of diverse businesses that share our dedication to improving the quality of patient care.

Quality Assurance

We are committed to providing high quality products to our customers. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. Our quality system is also designed to enable us to satisfy various international quality system regulations, including those of the U.S. Food and Drug Administration (FDA) with respect to products sold in the U.S. All of our medical device manufacturing facilities and distribution centers are certified under the ISO 13485 quality system standard, established by the International Standards Organization (ISO) for medical devices, which includes requirements for an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor, and maintenance of the certification requires that these facilities undergo periodic re-examination.

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that strong performance across relevant environmental, health and safety metrics enhances our competitive strength while benefiting our patients, customers, stockholders and employees. We are focused on continuous improvement in these areas by reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. Refer to Corporate Social Responsibility below for additional information regarding sustainability measures we are undertaking.

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

•offer products and solutions that provide differentiated clinical and economic outcomes,
•create or acquire innovative, scientifically advanced technologies,
•apply our technology and solutions cost-effectively and with superior quality across product lines and markets,
•develop or acquire proprietary products and solutions,
•attract and retain skilled personnel,
•obtain patent or other protection for our products,
•obtain required regulatory and reimbursement approvals,
•compete in regional and national tenders for our products,
•continually enhance our quality systems,
•manufacture and market our products and solutions either directly or through third parties, and
•supply sufficient inventory to meet customer demand.

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

The second process requires the submission of a premarket approval (PMA) application to the FDA to demonstrate that the device is safe and effective for its intended use. This approval process applies to most Class III devices and generally requires clinical data to support the safety and effectiveness of the device, obtained in adherence with IDE requirements. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose and that the proposed manufacturing is in compliance with the Quality System Regulation (QSR). For novel technologies, the FDA may seek input from an advisory panel of medical experts and seek their views on the safety, effectiveness and benefit-risk of the device. The PMA process is generally more detailed, lengthier and more expensive than the 510(k) process.

The third process requires that an application for a Humanitarian Device Exemption (HDE) be made to the FDA for the use of a Humanitarian Use Device (HUD). A HUD is intended to benefit patients by treating or diagnosing a disease or condition that affects, or is manifested in, not more than 8,000 individuals in the U.S. per year. The application submitted to the FDA for an HDE must demonstrate that the device does not expose the patient to unreasonable risk and that the benefit of device use outweighs the risk. The HUD provision of the regulation provides an incentive for the development of devices for use in the treatment or diagnosis of diseases affecting smaller patient populations.

In the European Union (EU), we will be required to comply with the Medical Device Regulation (MDR or EU MDR) effective May 2021 (previously May 2020) which will supersede the current Medical Device Directives. Medical devices which have a valid CE Certificate to the current Directives (issued before May 2021) can continue to be sold until May 2024 or until the CE Certificate expires, whichever comes first, providing there are no significant changes to the design or intended use. The CE Mark, which is required to sell medical devices in the EU is affixed following a Conformity Assessment and either approval from the appointed independent Notified Body or through self-certification by the manufacturer. The selected pathway to CE marking is based on device risk classification. CE marking indicates conformity to the applicable Essential Requirements (ERs) of the relevant Medical Devices Directive and, in the future, to the General Safety and Performance Requirements (GSPRs) for the MDR. The MDR will change multiple aspects of the existing regulatory framework for CE marking, such as increased clinical evidence requirements, changes to labelling, and new requirements, including Unique Device Identification (UDI), and many new post-market reporting obligations. MDR modifies and increases the compliance requirements for the medical device industry and will require significant investment over the next few years to implement.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market, such as the requirements that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW), through the review at Japanese Pharmaceutical & Medical Device Agency (PMDA) and the China National Medical Product Administration (NMPA). Many countries that previously did not have medical device regulations, or had minimal regulations, are now introducing them. For example, India is in the process of expanding its current regulations to include all medical device categories while many countries in the Middle East and Southeast Asia are introducing new regulations as well.

The FDA and other worldwide regulatory agencies and competent authorities actively monitor compliance to local laws and regulations through review and inspection of design and manufacturing practices, record-keeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order recall or market withdrawal of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices or initiate action for criminal prosecution of such violations. Regulatory agencies and authorities in the countries where we do business can halt production in or distribution within their respective country or otherwise take action in accordance with local laws and regulations.

International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements. Additionally, exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China, for example, require approval in the country of origin first. Most countries outside of the U.S. require that product approvals be recertified on a regular basis. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and, where needed, conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

Government Affairs

We maintain a global Government Affairs presence, headquartered in Washington, D.C., to actively monitor and advocate on myriad legislation and policies that may potentially impact the Company, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and Administration offices, state Governors, legislatures and regulatory agencies, embassies and global governments on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers to improve patient care and to advance our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general. The Government Affairs office also advocates for public policy that benefits our employees, and the patients we serve and supports the communities in which we live.

Healthcare Policies and Reimbursement

Political, economic and regulatory influences around the world continue to subject the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payers and other stakeholders are significant and new therapies may now take longer periods of time to gain widespread adoption.

The U.S. Federal government and certain state governments have enacted laws aimed at increasing transparency, or "sunshine," in relationships between medical device, biologics and pharmaceutical companies and healthcare professionals (HCPs). As a result, we are required by law to report many types of payments and transfers of value provided to HCPs. Certain foreign jurisdictions have similar laws or are currently acting to implement similar laws. Failure to comply with sunshine laws and/or implement and adhere to adequate policies and practices to address changes to legal and regulatory requirements could have a negative impact on our results of operations. Additional legislation at the state and federal levels may result in further changes to these laws.

We expect that pricing of medical devices will remain under pressure as price transparency, expansion of site neutrality, or consistent reimbursement regardless of treatment location, alternative payment reform, value-based purchasing, and accountable care organizations (ACOs), continue to take shape in the U.S. and abroad. We also expect marketplace changes to place pressure on medical device pricing as hospitals consolidate and large group purchasing organizations, hospital networks and other groups continue to seek to aggregate purchasing power. Similarly, governments are increasing the use of tenders, placing pressure on medical device pricing. Some governments also seek to limit the growth of healthcare costs through price regulation. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., China, Australia, and other markets may limit the price of, or the level at which reimbursement is provided for, our products, which in turn may influence a hospital’s or physician's selection of products used to treat patients.

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including government programs (e.g., Medicare and Medicaid in the U.S.) and private insurance payers, for the services provided to their patients. Third-party payers and governments may approve or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Coverage decisions by payers for these technologies and associated procedures are based on a wide range of methodologies that may reflect the assessed resource costs, clinical outcomes and economic value of the technologies and associated procedures. The new U.S. Administration may attempt to reverse some of the previous Administration’s changes to the Affordable Care Act (ACA), particularly related to healthcare coverage for the uninsured, and is further expected to introduce more ambitious healthcare legislation, which could include what is commonly referred to as a “public option” or changes to Medicare age requirements. If passed, this legislation would lead to increased coverage levels and utilization of services; however, at this point, the impact of any such changes is unclear because specific changes have not been enacted or implemented.

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and other forms of intellectual property to protect our proprietary rights. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2020, we held more than 18,000 patents and had approximately 6,000 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to our business as a whole.

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

We maintain insurance policies providing limited coverage against securities claims. We are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Note K – Commitments and Contingencies to our 2020 consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

Human Capital

At Boston Scientific, our work is guided by core values that define our culture and empower our employees, including Caring, Diversity, Global Collaboration, High Performance, Meaningful Innovation and Winning Spirit. As of December 31, 2020, we had approximately 38,000 employees, including approximately 16,000 in operations, 18,000 in selling, marketing, distribution and administration, and 4,000 in clinical, regulatory and research and development. Of these employees, we employed approximately 21,000 outside the U.S., approximately 10,000 of whom are in the manufacturing operations function. We believe the collective talent of our employees and our shared corporate culture and values give us a competitive advantage.
In our industry, there is substantial competition for key personnel in the regions in which we operate. Hiring, developing and retaining talented employees are key parts of our strategy and are critical to our success. We strive to do this by fostering a diverse and inclusive workplace, providing competitive pay and benefits, offering ongoing employee growth and development opportunities and cultivating a culture that prioritizes employee health, safety and wellness.

Diversity Equity and Inclusion

We do our best work to advance health care when we have a diverse range of perspectives and experience on our team. Innovation thrives in a culture of engagement and inclusion. The society in which we live and the customers and patients we serve are diverse and our employees must reflect this. In recent years, we have made steady progress to increase the overall representation of employees who identify as women and as African American/Black, Asian, Hispanic/Latino, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander, and two or more races (together, multicultural talent). As of December 31, 2020, women represented 30 percent of our Board of Directors, and 47 percent of our employees. In addition, 34 percent of employees in the U.S. and Puerto Rico identified as multicultural.

We are committed to our goal of making further progress toward expanding our workforce diversity. We have set measurable Diversity, Equity & Inclusion (DE&I) goals with our “3UP by 2023” initiative, including a three percent increase in representation of both women and multicultural talent at the supervisor and manager level to 43 percent and 23 percent, respectively by December 31, 2022. As of December 31, 2020, 40 percent of employees in management roles are women and 21 percent are multicultural. We were proud to be a globally recognized leader for workplace inclusion, named a Top 10% Inclusion Index Company by Diversity Best Practices in 2020. Our Executive Committee and our Board of Directors have oversight over employee diversity metrics and hiring trends. As evidence of our commitment to expand diversity, equity and inclusion, we have introduced a human capital performance metric to our 2021 Annual Bonus Plan. Our Executive Committee will be measured against global gender and U.S. (inclusive of Puerto Rico) multicultural goals, leadership bench retention goals and performance against annual renewable energy and recycling index goals.

In addition, our Employee Resource Groups (ERGs) are at the heart of our DE&I strategy. ERGs are voluntary, company-sponsored employee groups that foster and celebrate our diverse work environment. They provide forums for us to learn from one another, celebrate our differences and develop inclusive leadership skills. We support each ERG by designating global and local executive sponsors and providing financial resources. Our ERG chapters around the world collaborate across the business at all levels and are powerful voices for change in the company.

Compensation and Benefits

Competitive compensation and benefits programs are essential for a productive and thriving workforce. As part of our broader rewards portfolio, we offer competitive pay and benefits that are flexible and affordable in order to meet the individual needs of our employees. Our benefits include cash bonus programs, incentive stock awards, health insurance, paid time off and family leave, retirement savings plans, childcare and Employee Assistance Programs that encourage overall well-being, including help with finances, family planning and support, elder/childcare and mental health.

Our global compensation practices are rooted in our values and the high priority we place on paying people equally for equal work. We regularly benchmark salaries, conduct annual internal and external parity audits and review pay recommendations company wide. In addition, we periodically contract with an independent, third party to assess pay equity across all positions. Our most recent analysis showed that our global workforce had a less than one percent statistical difference in pay along gender lines. Similarly, a less than one percent statistical difference in pay was noted for multicultural talent in the U.S. and Puerto Rico.

Employee Health and Safety

We take a global approach to prioritizing and monitoring employee safety and we strive to foster a safety-oriented culture in all of our offices and facilities. We set health and safety goals which measure the number of injuries per 100 employees for every manufacturing and distribution site. Our Employee Health & Safety Operations Council reviews performance monthly to discuss trends and risks, as well as opportunities for improvement. We have established a company-wide safety goal of 0.25 or fewer injuries per 100 employees by 2030, cutting our 2019 incident rate by 50 percent.

Employee Growth and Development

Developing our people professionally is one of the most important things we do. We have a robust succession planning program to ensure our future leaders are ready to assume roles as they become available. At every level of the company, employees have access to training and tools they can use to advance their skills and expertise and create greater possibilities for their careers. We offer professional and technical courses, including on-the-job training, skills-based learning, mentoring opportunities and leadership development programs for high-potential employees.

Employee Engagement

We seek ongoing feedback from our employees to better understand what we are doing well and, conversely, how we can improve their experience. In addition to encouraging ongoing communication and feedback between employees and their managers, we conduct periodic employee engagement surveys to ensure all employees have an opportunity to share their insights and we take appropriate action in response.

Corporate Social Responsibility

Within many of the communities in which we operate, we have launched and funded a multi-year program to combat racism, inequity and injustice focused on five pillars: community, economic empowerment, education, healthcare disparities and government/legislative change. We also continue our long-term Close the Gap initiative, which focuses on raising awareness and empowering healthcare providers to reach more patients of color, fight longstanding inequities, and address barriers to care. Through Close the Gap, hospitals and health systems are provided with zip code level data that highlight the disparities in treatment between white and non-white patients in their communities. The information allows health care administrators and providers to focus on improving care to underserved populations within their communities.

As evidence of our progress, we were named among the Top 50 of America’s Most Just Companies by Forbes/Just Capital, ranking #38 overall and also tied #1 for diversity, equity and inclusion. We were also named to the 2020 Dow Jones Sustainability Index North America, one of the most prestigious global benchmarks for corporate responsibility, as well as Newsweek's America's Most Responsible Company 2021 list. We are also listed on the FTSE4Good Corporate Social Responsibility Index, managed by the Financial Times and the London Stock Exchange, which measures the performance of companies that meet globally recognized standards of corporate responsibility. These listings and awards recognize our dedication to those standards and it places us in a select group of companies with a demonstrated commitment to responsible business practices and sound environmental policies. These honors are a testament to our company-wide focus on corporate social responsibility.

Sustainability

A critical priority for us as a global medical device manufacturer is to deliver on our promise to customers and patients while caring for the planet. The way we do our jobs each day contributes to reducing our environmental impacts, achieving carbon neutrality and improving supply chain sustainability. We are making measurable progress toward shaping a better future for our planet by proactively addressing energy consumption, carbon emissions, waste management and water use. We have committed to a goal of carbon neutrality in our manufacturing and key distribution sites by 2030. Our Environment, Health & Safety (EH&S) Center of Excellence is responsible for rigorously measuring, assessing and reporting progress toward these goals globally. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed. Certain of our manufacturing sites use high-efficiency technologies such as combined heat and power to generate energy that is cleaner than conventional gas, oil or coal-fired power and our Corporate Headquarters and U.S. distribution center both utilize solar energy. We are on target to source or generate 100 percent of electricity from renewable sources by 2024. By 2027, we expect that 90 percent of all energy used across our facilities, including electricity and natural gas, will be renewable representing an important milestone toward our 2030 carbon neutrality commitment.

We have obtained ISO 50001:2018 - Energy Management Systems certification for our three manufacturing plants in Ireland and our Tier I Distribution Center in Kerkrade, the Netherlands. We have also obtained ISO 14001:2015 - Environment Management Systems certification at our major manufacturing plants and Tier 1 distribution centers around the world, as well as our Corporate headquarters in Marlborough, Massachusetts. ISO 50001:2018 and ISO 14001:2015 are globally recognized standards for Environmental and Energy Management Systems, established by the International Standards Organization, which provide a voluntary framework to identify key environmental and energy aspects associated with our business. Using these management systems and the specific attributes of our certified locations in the U.S., Ireland, Costa Rica and the Netherlands, we continue to improve our environmental performance and reduce our environmental footprint. We also have 15 LEED-certified buildings on campuses in the U.S., Central America, Europe and Asia. Leadership in Energy and Environmental Design (LEED) is an internationally recognized certification program for the environmental performance and sustainable design of buildings.

Community Outreach

We are united by a goal to make a difference in the lives of the approximately 30 million patients we serve annually. We seek to give our time and resources to make positive impacts upon those communities where we live, work, and serve. Guided by our core values, we seek to improve access to healthcare, to invest in educational programming for students with limited means and access to opportunities, and to support and embrace the spirit of volunteerism within our global workforce, while adhering to strong ethical standards.

In some parts of the world, access to health information, screening, care and services can be limited. Our collaborations with non-profit community organizations raise awareness of chronic disease and decrease these health disparities by improving health outcomes for underserved populations. We accomplish this through our focus on 3 P’s - Prevent, Provide and Prepare. We work to prevent chronic disease through education and awareness, provide access to healthcare through increasing the quantity and quality of healthcare workers and screenings, and preparing and empowering children at high risk of or who already have a chronic disease to successfully navigate their health journey. Since 2018, we have partnered with Children’s HeartLink, a US-based global health organization, with a mission of saving the lives of children with heart disease.

We are also passionate about inspiring young learners to see themselves in a Science, Technology, Engineering and Math (STEM) role in the future. Our employees work with underrepresented K-12 students around the world and share their passion for STEM by providing interactive product demos, development programs, and hands-on activities for young learners in their communities. Through our outreach efforts, we are helping to develop the diverse future talent that will enable Boston Scientific to create innovative health solutions for generations to come.

Beyond the classroom, we empower our employees to participate in and influence the way we care for people in their local communities. Through a number of global activities, employees helped pack over 34,000 kits from their homes that provided STEM activities, health and wellness supplies, snacks and other essentials to populations in need. We are proud of these efforts and the collective impact we have on advancing possibilities across the globe. In 2020 our employees volunteered to make a positive impact in community activities in more than 50 countries.

We also support the U.S. communities where we have significant business presences through the Boston Scientific Foundation. The mission of the Foundation is simple: to help expand access to quality healthcare and educational opportunities for underserved populations. The Boston Scientific Foundation awarded scholarships to children of employees and grant awards across the U.S. in 2020. The process involved more than 65 employee volunteers who evaluated proposals for the Boston Scientific Foundation Board review and approval, upon which the Boston Scientific Foundation was able to help fuel grassroots innovative solutions to improve access to quality healthcare and create new opportunities for students to learn and achieve.

In 2020, we found new and creative ways to help our communities navigate the challenges of the COVID-19 pandemic. We contributed more than $18 million to aid relief efforts globally through monetary and supply donations and by providing engineering and manufacturing expertise and resources. This included donations of personal protective equipment (PPE) and medical equipment to local hospitals and government agencies. Through collaboration with the University of Minnesota Bakken Medical Device Center and industry peers, we brought an emergency resuscitator to market, which can be used as an alternative when traditional ventilators are not available. We also provided support to children, families and the most vulnerable through direct financial contributions to local community and global non-profit organizations, including Project HOPE and International Federation of Red Cross and Red Crescent Societies.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Annual Report and information incorporated by reference into this Annual Report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend,” “aim” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements.

The forward-looking statements in this Annual Report are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors” and the specific risk factors discussed below and in connection with forward-looking statements throughout this Annual Report, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of the ongoing COVID-19 pandemic on our operations and financial results, future U.S. and global economic, political, competitive, reimbursement and regulatory conditions, new product introductions and the market acceptance of those products, markets for our products, expected pricing environment, expected procedural volumes, the closing and integration of acquisitions, clinical trial results, demographic trends, intellectual property rights, litigation, financial market conditions, the execution and effect of our restructuring program, the execution and effect of our business strategy, including our cost-savings and growth initiatives and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Item 1A. Risk Factors contained within this Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Annual Report.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Item 1A. Risk Factors.

Our Businesses
•The impact of the COVID-19 pandemic on the worldwide economy and financial markets, and developments related to the disease, including the time it will take for vaccines to be broadly distributed and accepted in the U.S. and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic,

•The impact of the COVID-19 pandemic upon the scheduling of elective and semi-emergent procedures,
•The impact of COVID-19 on our global manufacturing and distribution system including the quality of our products,

•Our ability to recover from the impact of the COVID-19 pandemic on our business and increase net sales, expand the markets in which we participate, capture market share and adapt to market volatility,

•The impact of natural disasters, additional future public health crises and other catastrophic events,

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

•Our ability to attract and retain key personnel, including those associated with recent acquisitions,

•The inability of certain of our employees to return to work full time following reduced work schedules associated with the COVID-19 pandemic, or our inability to recruit personnel into direct labor roles for the duration of the pandemic,

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

•The impact of potential goodwill and intangible asset impairment charges on our results of operations.

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

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the United Kingdom’s departure from the European Union,

•Protection of our intellectual property,

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, EU MDR and similar laws in other jurisdictions,

•Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•The impact of changes in reimbursement practices and policies,

•The impact of significant developments or uncertainties stemming from changes in the U.S. administration following the 2020 presidential and congressional elections, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, particularly China,

•Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in product diversification and emerging markets such as Brazil, Russia, India and China,

•Our ability to execute and realize anticipated benefits from our investments in emerging markets, and

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

•The unfavorable resolution of open litigation matters, exposure to additional loss contingencies and legal provisions,

•The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations,

•The possibility of counterparty default on our derivative financial instruments, and

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
COVID-19 Risks
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

The COVID-19 pandemic has subjected, and may continue to subject, our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Operations-related risks: Across all of our businesses, we have faced increased operational challenges from the need to protect employee health and safety. Some of these challenges include site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our own facilities and at customers and suppliers. We also experienced, and may continue experiencing, lower demand and volume for certain products and services, customer requests for potential payment deferrals or other contract modifications, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. We expect that the longer the period of economic and global supply chain disruption continues, the more material the cumulative adverse impact will be on our business operations, financial performance and results of operations. Our ability to manufacture our products is highly dependent on our ability to maintain the safety and health of our employees. The ability of our employees to work may be significantly impacted by one or more employees contracting or being exposed to COVID-19. Additionally, when the economic recovery following the COVID-19 pandemic occurs, we may experience unpredictable increases in demand for certain of our products, which could exceed our capacity to meet such demand on a timely basis or at all, which could have a material adverse impact on our business operations, financial performance and results of operations. Further, the prioritization of vaccine distribution could affect the availability of transportation for our supply chain needs.

•Customer-related risks: In particular, as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken to quell the spread of COVID-19 and protect our customers, employees, and the patients receiving our products, we have experienced significant and unpredictable reductions in demand for certain of our products as health care customers re-prioritize the treatment of patients. In certain jurisdictions in the United States, governmental authorities have recommended, and in certain cases required, that elective procedures be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. These measures and challenges significantly reduced our net sales and the situation remains challenging.

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

As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in this Annual Report on Form 10-K. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results, particularly if the COVID-19 pandemic and its associated impacts reoccur in successive waves in the coming months.

Market Risks
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device markets in which we participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies. Some of our competitors may have greater financial and marketing resources than we do, including as a result of consolidation among companies in our industry. Our primary competitors include Abbott Laboratories and Medtronic plc, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment or segments. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states also amenable to treatment using our products. New competitors may emerge in the future, potentially including companies introducing new sales or distribution models to our industry or leveraging robotic, navigation, and/or other automation technologies. Digital technologies have and may continue to increase in their applicability and importance to various aspects of our business, operating and competitive environments, R&D pipeline and product portfolio. We believe we will need to develop new and enhanced digital capabilities and competences in order to remain competitive.
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
We continue to experience pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, national and regional government tenders, economic pressures experienced by our customers, public perception of our products, and the impact of managed care organizations and other third-party payers. These and other factors may adversely impact market sizes, as well as our share of the markets in which we compete, the average selling prices for our products or medical procedure volumes. There can be no assurance that the size of the markets in which we compete will increase above existing levels, that we will be able to regain or gain market share or compete effectively on the basis of price or that the number of procedures in which our products are used will increase above existing levels. Decreases in market sizes or our market share and declines in average selling prices or procedural volumes could materially adversely affect our results of operations or financial condition.

Continued consolidation in the healthcare industry or additional governmental controls exerted over pricing in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
Numerous initiatives and reforms by legislators, regulators and third-party payers to curb the rising cost of healthcare, and to increase access to care, have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. Additionally, a growing number of countries have instituted or are contemplating introducing regional or national tender processes driven primarily by price. In some cases, such processes may favor local companies to multinational companies like Boston Scientific. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, financial condition or results of operations.

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

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including government programs, authorities or agencies (e.g., Medicare and Medicaid in the U.S.) and private health plans, for the healthcare services provided to their patients. Governments and payers may also institute changes in healthcare delivery systems that may reduce funding for services or encourage greater scrutiny of healthcare costs. The ability of customers to obtain appropriate reimbursement for their products and services is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement and funding vary by country and can significantly impact the acceptance of new products and technologies and the use of established products and technologies. We may find limited demand for promising new products unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, or other countries in a manner that significantly reduce or eliminate reimbursement for procedures using our medical devices, including price regulation, site of service requirements, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, heightened clinical data requirements, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations
Geopolitical Risks
We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could have a material impact on our business, financial condition or results of operations.
International net sales accounted for 42 percent of our global net sales in 2020. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to our use of channel partners, geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in healthcare financing and payment systems and healthcare delivery systems, local product preferences and requirements, including preferences for local manufacturers, workforce instability, weaker intellectual property protection in certain countries than exists in the U.S. and longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
Our international operations are subject to established and developing legal and regulatory requirements for medical devices in each country in which our products are marketed and sold. Most foreign countries have medical device regulations. Further, most countries outside of the U.S. require product approvals be renewed or recertified on a regular basis in order to continue to be marketed and sold there. In addition, several countries that previously did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, existing regulations, including requiring local clinical data in addition to global clinical data. These factors have caused or may cause us to experience more uncertainty, risk, expense and delay in obtaining approvals and commercializing products in certain jurisdictions, which could adversely impact our net sales, market share and operating profits from our international operations.
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

On January 31, 2020, the United Kingdom (UK) formally exited the European Union (EU), and a transition period began, during which time the U.K. and the EU negotiated a trade agreement and other terms associated with their future relationship. The transition period ended on December 31, 2020. The short- and long-term impact of the U.K.’s exit from the EU on European and global macroeconomic conditions, our business operations and results of operations remain unknown. Changes in industry regulations could have an effect on existing CE certificates being renewed and new certificates being issued which would impact the ability to trade; however, it is impossible to assess the full impact at this stage. We have implemented a Brexit Response Team and have put in place mitigation procedures intended to reduce any significant operational risks that have been identified to date.
Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.
Credit and Financial Risks
If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or experience a disruption in our cash flows it could have an adverse effect on our cost of borrowing, financial condition or results of operations.
As part of our strategy to maximize stockholder value, we use financial leverage to manage our cost of capital. Our outstanding debt balance was $9.143 billion as of December 31, 2020 and $10.008 billion as of December 31, 2019. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings could increase our cost of borrowing funds in the future and reduce our access to liquidity. Delays in our product development and new product launches could result in disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit agreements contain a financial covenant that require us to maintain a minimum specified leverage ratio and place other limits on our business. If we are unable to satisfy this covenant, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all and we could be required to repay any borrowings on demand.
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
Uncertainty about global economic conditions, including those resulting from credit and sovereign debt issues, has caused and may continue to cause disruption in the financial markets, including diminished liquidity and credit availability. These conditions may adversely affect our suppliers, leading them to experience financial difficulties or be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products that they purchase on a timely basis, if at all. In addition, we have accounts receivable factoring programs in certain European and Asian countries. Deterioration of the global economy or increase in sovereign debt issues may impact our ability to transfer receivables to third parties in certain of those countries. Third parties such as banks offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding.

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
Business and Operational Risks
Failure to integrate acquired businesses into our operations successfully could adversely affect our business, financial condition and operating results.
As part of our strategy to realign our business portfolio, we have completed multiple acquisitions in recent years and may pursue additional acquisitions in the future. Our integration of acquired businesses requires significant efforts, including corporate restructuring and the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant management time. Some of the factors that could affect the success of our acquisitions include, among others, the effectiveness of our due diligence process, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. In addition, foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the economic, political, legal and regulatory environment in specific countries. Our failure to manage successfully and coordinate the growth of the acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so, and if our acquisitions are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our results.
We may not be successful in our strategy relating to future strategic acquisitions of, investments in, or alliances with, other companies and businesses, which have been a significant source of historical growth for us, and will be key to our diversification into new markets and technologies.
Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. These acquisitions, investments and alliances have been a significant source of our growth. We face competition for acquisitions from other healthcare and non-healthcare acquirers, financial sponsors, and from the market for Initial Public Offerings (IPOs). Strength in the market for IPOs may reduce the set of opportunities available to us for M&A and/or cause us to need to pay higher prices. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including our ability to:

•identify suitable opportunities for acquisition, investment or alliance, if at all,
•manage acquisition, investment or alliance opportunities within our capital capacity and prioritize those investments to execute on our strategy,
•manage our due diligence process to uncover potential issues with targets,
•finance any future acquisition, investment or alliance on terms acceptable to us, if at all,
•complete acquisitions, investments or alliances in a timely manner on terms that are satisfactory to us, if at all,
•successfully integrate and operate acquired businesses,
•successfully identify and retain key target employees,
•comply with applicable laws and regulations, including foreign laws and regulations, and
•protect intellectual property and to prevail in litigation related to newly acquired technologies.

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
We monitor the dynamics of the economy, the healthcare industry and the markets in which we compete and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people that we believe are important to our long-term success. As a result of these assessments, we have undertaken restructuring and optimization initiatives in order to enhance our growth potential and position us for long-term success. In November 2018, we announced a restructuring initiative (the 2019 Restructuring Plan) intended to support our effort to improve operating performance and meet anticipated market demands by ensuring that we are appropriately structured and resourced to deliver sustainable value to patients and customers. Key activities under the 2019 Restructuring Plan include supply chain network optimization intended to maximize our global manufacturing and distribution network capacity and building functional capabilities that support business growth. These activities were initiated in 2019, with the majority of activity expected to be complete by the end of 2022, following a one-year extension approved by our Board of Directors on February 22, 2021. The 2019 Restructuring Plan is expected to result in total pre-tax charges of approximately $375 million to $475 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $250 million by the end of 2023 as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, inability to attract or retain key personnel and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. Moreover, our restructuring and optimization initiatives result in charges and expenses some of which impact our operating results. We cannot guarantee that the activities under our restructuring plans or other optimization initiatives will result in the desired efficiencies and estimated cost savings.
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
Interruption of our supply chain or manufacturing operations, including resulting from natural disasters, further public heath crises and other catastrophic events or other events outside of our control could adversely affect our results of operations and financial condition.
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

Political, economic and policy influences are leading the healthcare industry to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of more treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources and evidence necessary to demonstrate value to our customers, patients, payers and other stakeholders may be significant, and it may take a longer period of time to gain widespread adoption. Moreover, there can be no assurance that our strategies will succeed for every product.

The Patient Protection and Affordable Care Act (ACA) and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. Certain provisions of this law, including comparative effectiveness research, pilot programs to evaluate alternative payment methodologies and other changes to the payment systems, have started changing the way healthcare is delivered, reimbursed and funded. While the extent to which it has affected our business is not clear, these changes, over the long-term, may adversely affect our business and results of operations. The new U.S. Administration may attempt to reverse some of the previous Administration’s changes to the ACA, particularly related to healthcare coverage for the uninsured, and is further expected to introduce more ambitious healthcare legislation, which could include what is commonly referred to as a “public option” or changes to Medicare age requirements. If passed, this legislation would lead to increased coverage levels and utilization of services; however, at this point, the impact of any such changes is unclear because specific changes have not been enacted or implemented.

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
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we will be required to comply with the new Medical Device Regulation (MDR or EU MDR) effective May 2021 (extended from May 2020) which will supersede the current Medical Device Directives. Medical devices which have a valid CE Certificate to the current Directives (issued before May 2021) can continue to be sold until May 2024 or until the CE Certificate expires, whichever comes first, providing there are no significant changes to the design or intended use. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•take a significant period of time,
•require the expenditure of substantial resources,
•involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,
•require changes to products and
•result in limitations on the indicated uses of products.

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
Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. The U.S. enacted the Tax Cuts and Jobs Act (TCJA) on December 22, 2017 and we expect the U.S. Treasury to issue future notices and regulations under the TCJA. Certain provisions of the TCJA and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by the Company in the absence of regulatory guidance and judicial interpretations. The change in administration and control of Congress in the U.S. may result in additional U.S. tax law changes that could have a material impact on our future effective tax rate.
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
Our operations in Puerto Rico and Costa Rica presently benefit from various tax incentives and grants. Unless these incentives and grants are extended, they will expire between 2027 and 2035. If we are unable to renew, extend, or obtain new incentive and grants, the expiration of the existing incentives and grants could have a material impact on our financial results in future periods.
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

Patents and other proprietary rights are and will continue to be essential to our business and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We own numerous U.S. and foreign patents and have numerous patent applications pending. We also are party to license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent applications will result in the issuance of patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid. In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming and no assurances can be made that any lawsuit will be successful. We are generally involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition or results of operations.

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

In the U.S., federal and state privacy and security laws require certain of our operations to protect the confidentiality of personal information including patient medical records and other health information, and to comply with other requirements with respect to personal data. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU and, the new General Data Protection Regulation (GDPR) may impose fines of up to four percent of our global revenue. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs and impacts of ensuring compliance with such rules are not material to our business. However, there is no guarantee that we will avoid enforcement actions by governmental bodies or civil actions based on this growing body of regulations. Enforcement actions could be costly and interrupt regular operations of our business. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

Pending and future product liability claims and other litigation, including private securities litigation, stockholder derivative suits and contract litigation, may adversely affect our financial condition and results of operations or liquidity.

The design, manufacturing and marketing of medical devices of the types that we produce entail an inherent risk of product liability claims. Many of the medical devices that we manufacture and market are designed to be implanted in the human body for long periods of time or indefinitely. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including physician technique and experience in performing the surgical procedure, component failures, manufacturing flaws, design defects, off-label use or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.
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
Our business could be negatively impacted by corporate social responsibility and sustainability matters.
In recent years, there has been an increased focus from certain investors, customers, employees, and other stakeholders concerning corporate social responsibility and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, responsible sourcing, social investments and diversity, equity and inclusion. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate social responsibility and sustainability matters, could have a material adverse impact on our future results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our world headquarters is located in Marlborough, Massachusetts, with principal regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2020, our principal manufacturing and technology centers were located in Minnesota, California and Indiana within the U.S., as well as internationally in Ireland, Costa Rica, Puerto Rico, Malaysia, Brazil and Switzerland. Our products are distributed worldwide from primary customer fulfillment centers in Massachusetts, the Netherlands, and Japan. As of December 31, 2020, we maintained 16 principal manufacturing facilities, including seven in the U.S., three in Ireland, two in Costa Rica, one in Puerto Rico, one in Malaysia, one in Brazil and one in Switzerland, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions, and also perform research activities. The following is a summary of our facilities as of December 31, 2020 (in approximate square feet):

	Owned(1)	Leased(2)	Total
U.S.	4,043,041	1,319,960	5,363,001
International(3)	2,200,044	1,653,732	3,853,776
	6,243,085	2,973,692	9,216,777
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
(3)    International facilities includes Puerto Rico.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common stock is traded is the New York Stock Exchange (NYSE) under the symbol “BSX.”
Holders of Record
As of January 29, 2021, there were 6,943 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2020, 2019 or 2018 on our common stock and currently we do not intend to pay cash dividends on our common stock. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
In the fourth quarter of 2020, we repurchased approximately 15.7 million shares of our common stock pursuant to our share repurchase authorization for a total of approximately $535 million in cash. We made no share repurchases in 2019 or 2018. Refer to Note L – Stockholders' Equity to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.
The following table provides information with respect to purchases by Boston Scientific Corporation of equity securities that are registered by us pursuant to Section 12 of the Exchange Act, during the fourth quarter of 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/1/20 - 10/31/20	0	$—	0	$534,535,954
11/1/20 - 11/30/20	0	—	0	534,535,954
12/1/20 - 12/31/20	15,723,578	33.98	15,723,578	1,000,000,000
Total	15,723,578	$33.98	15,723,578	$1,000,000,000
(1)    Excludes any fees, commissions or other expenses related to such repurchases.
(2)    On December 14, 2020, our Board of Directors approved, and we announced, a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 share repurchase program). As of December 31, 2020, we had $1.000 billion remaining available under the 2020 share repurchase program. On January 25, 2013, our Board of Directors approved, and on January 29, 2013, we announced, a program authorizing the repurchase of up to $1.000 billion of our common stock (2013 share repurchase program). During the fourth quarter of 2020, we repurchased approximately $535 million of our common stock under the 2013 share repurchase program, which represented the full amount remaining under that authorization.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Healthcare Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2015 and that any dividends were reinvested.

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

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2020	2019	2018	2017	2016
Net sales	$9,913	$10,735	$9,823	$9,048	$8,386
Gross profit	6,448	7,620	7,011	6,455	5,962
Total operating expenses	6,528	6,102	5,504	5,170	5,515
Operating income (loss)	(80)	1,518	1,506	1,285	447
Income (loss) before income taxes	(79)	687	1,422	933	177
Net income (loss)	(82)	4,700	1,671	104	347
Net income (loss) available to common stockholders	(115)	4,700	1,671	104	347
Net income (loss) per common share:
Basic	$(0.08)	$3.38	$1.21	$0.08	$0.26
Assuming dilution	$(0.08)	$3.33	$1.19	$0.08	$0.25
Balance Sheet Data

As of December 31,	2020	2019	2018	2017	2016
Cash, cash equivalents and marketable securities	$1,734	$217	$146	$188	$196
Working capital (deficit)	3,013	(168)	(1,257)	(1,832)	(348)
Total assets	30,777	30,565	20,999	19,042	18,096
Borrowings (short-term)	13	1,416	2,253	1,801	64
Borrowings (long-term)	9,130	8,592	4,803	3,815	5,420
Stockholders’ equity	15,326	13,877	8,726	7,012	6,733

The data above should be read in conjunction with our consolidated financial statements, including the notes thereto, included in Item 8. Financial Statements and Supplementary Data of our Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Boston Scientific Corporation and its subsidiaries for the years ended December 31, 2020 and 2019. For a full understanding of our financial condition and results of operations, this discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report.
For additional information on our financial condition and results of operations for the year ended December 31, 2018, refer to our previously filed Annual Report on Form 10-K.
COVID-19 Pandemic

In December 2019, the novel strain of coronavirus (SARS-Cov-2), and its disease commonly known as COVID-19 (COVID-19), was reported in China and has since widely impacted the global public health and economic environment. In March 2020, the World Health Organization (WHO) declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). While the majority of procedures using our products are deferrable, most of the conditions that we treat are generally fairly acute and cannot be deferred for extended periods. As the pandemic spread worldwide and with COVID-19 cases confirmed in all major geographies, many elective and semi-emergent procedures were postponed, enabling hospital staff to focus critical resources on caring for COVID-19 patients. Some jurisdictions mandated elective procedure bans that included financial penalties for non-compliance, certain of which continued to be in effect throughout the year, or evolved to reduce capacity available for elective procedures, including in some cases restricting elective procedures to those that are outpatient procedures only. In other jurisdictions, the timing of the pandemic and public health measures resulted in lower levels of COVID-19 cases, while hospitals developed protocols such that elective procedures could be conducted safely.

The ongoing pandemic and accompanying restrictions negatively impacted our net sales and our results of operations in 2020. We experienced some improvement in our global sales trends in the second half of 2020 as previously deferred procedures resumed and referral rates improved. However, as COVID-19 cases re-surged in many locations around the world and new, more contagious variant strains of COVID-19 emerged in late 2020, renewed restrictions were implemented in areas that had previously reopened, including in parts of Europe and the U.S. In the fourth quarter of 2020, the U.S. Food and Drug Administration (FDA) issued emergency use authorizations for two COVID-19 vaccines and regulatory bodies in other geographies around the world have also authorized COVID-19 vaccines for use. The timing and success of efforts to distribute and administer these vaccines to broad portions of the population, enabling widespread immunity to COVID-19, will impact the duration and extent of the pandemic and its effect on demand for our products.

In response to the COVID-19 pandemic, we implemented cost reduction initiatives, including decreases in travel, meetings and customer events, hiring, clinical programs and certain research and development projects. We also implemented a temporary four-day work week for many employees globally and reduced employee compensation, including temporary significant cuts in the salaries of our executive officers and the cash retainer paid to our Board of Directors. In addition, we temporarily closed and/or reduced production levels at certain of our manufacturing sites in an effort to align our build plans to the current and expected demand environment. As COVID-19 cases began to decrease in certain geographies mid-year, we implemented a careful and tiered approach for employees to return to our sites following state and local ordinances, and continue to adjust for the recent resurgence in COVID-19 cases, including outbreaks of new variants of the disease. Employees with the greatest need to access onsite resources to perform their roles have returned first, while those who can effectively work remotely will continue to do so in order to facilitate maximum social distancing in our sites and within our communities. For non-executive officer employees, in those jurisdictions where temporary four-day work weeks and reductions in employee compensation were in effect, those measures concluded at the beginning of the third quarter. We also announced the end of the aforementioned reductions in executive officer pay and further announced that a portion of the annual cash retainer for our Board of Directors would be restored, beginning with a payment made during the fourth quarter of 2020. While we have implemented measures to reduce costs, our operating expenses as a percentage of net sales increased during 2020, as compared to the prior year, as approximately 70 percent of our operating expenses are fixed in nature. Our gross profit margin was also unfavorably impacted by the COVID-19 pandemic, due primarily to manufacturing costs associated with abnormally low production levels in our plants. All of our plants have now resumed manufacturing and have returned to more normalized production levels exiting 2020.

Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Procedural delays from the further resurgence of COVID-19 infections and the emergence of new, more contagious variant strains of COVID-19 may continue to negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales in 2021.

We have evaluated the recoverability of the assets in our consolidated balance sheet in accordance with relevant authoritative accounting literature. We considered the disruptions caused by COVID-19, including revised forecasted sales and customer demand, a decline in the price of our common stock and macroeconomic factors potentially impacting accounts receivable, inventory, investments, intangible assets, goodwill and other assets and liabilities. Where forward-looking estimates are required, we made a good-faith estimate based on information available as of the balance sheet date. We have continued to monitor for indicators of impairment through the date of this Annual Report filed on Form 10-K, and reflected accordingly in the accompanying consolidated financial statements.

We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of COVID-19, our global crisis management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees, leveraging work from home infrastructure to facilitate social distancing, limiting sales visits to critical cases and accelerating capabilities to provide remote physician support. While we expect the COVID-19 pandemic will continue to negatively impact our 2021 performance, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

Executive Summary
Financial Highlights and Trends

In 2020, we generated net sales of $9.913 billion, as compared to $10.735 billion in 2019. This decrease of $823 million, or 7.7 percent, included operational declines of 7.8 percent and the positive impact of 10 basis points from foreign currency fluctuations.1 Operational net sales included $413 million in 2020 associated with our acquisition of Vertiflex, Inc. (Vertiflex) for the period prior to June 2020 and our acquisition of BTG plc (BTG) for the period prior to mid-August 2020, for both of which there were no prior period net sales. Operational net sales also included $41 million in 2019 associated with our global embolic microspheres portfolio, for which there were no comparable period sales in 2020 following our divestiture in the third quarter of 2019, and our intra-uterine health business, for which there were no comparable period sales in 2020 following our divestiture in the second quarter of 2020. Refer to the Business and Market Overview section for further discussion of our net sales by global business.

Our reported net loss available to common stockholders in 2020 was $115 million, or $0.08 per diluted share. Our reported results for 2020 included certain charges and/or credits totaling $1.492 billion (after-tax), or $1.04 per diluted share. Excluding these items, adjusted net income available to common stockholders for 2020 was $1.378 billion, or $0.96 per diluted share. 1,2

Our reported net income in 2019 was $4.700 billion, or $3.33 per diluted share. Our reported results for 2019 included certain charges and/or credits totaling $2.466 billion (after-tax), or $1.75 per diluted share. Excluding these items, adjusted net income for 2019 was $2.234 billion, or $1.58 per diluted share.1

1 Operational net sales growth rates, which exclude the impact of foreign currency fluctuations and adjusted measures, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.
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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2020
(in millions, except per share data)	Earnings	Impact per Share(3)
Reported Net income (loss)	$(82)
Reported Preferred stock dividends	(33)
Reported Net income (loss) available to common stockholders	$(115)	$(0.08)
Non-GAAP adjustments:
Amortization expense	701	0.49
Goodwill and other intangible asset impairment charges	465	0.32
Acquisition/divestiture-related net charges (credits)	115	0.08
Restructuring and restructuring-related net charges (credits)	146	0.10
Litigation-related net charges (credits)	261	0.18
Investment portfolio net losses (gains)	(331)	(0.23)
EU MDR implementation costs	25	0.02
Deferred tax expenses (benefits)	41	0.03
Discrete tax items	69	0.05
Adjusted net income (loss) available to common stockholders	$1,378	$0.96
(3) For 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating GAAP Net loss available to common stockholders. We have assumed dilution of 13.8 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.

	Year Ended December 31, 2019
(in millions, except per share data)	Earnings	Impact per Share
Reported Net income (loss)	$4,700	$3.33
Non-GAAP adjustments:
Amortization expense	628	0.44
Intangible asset impairment charges	102	0.07
Acquisition/divestiture-related net charges (credits)	672	0.48
Restructuring and restructuring-related net charges (credits)	68	0.05
Litigation-related net charges (credits)	72	0.05
Investment portfolio net losses (gains)	3	0.00
EU MDR implementation costs	5	0.00
Debt extinguishment net charges (credits)	67	0.05
Deferred tax expenses (benefits)	(4,102)	(2.91)
Discrete tax items	18	0.01
Adjusted net income (loss)	$2,234	1.58

Cash provided by operating activities was $1.508 billion in 2020. As of December 31, 2020, we had total debt of $9.143 billion, Cash and cash equivalents of $1.734 billion and working capital of $3.013 billion. Refer to Liquidity and Capital Resources for further information.

Business and Market Overview

The following section describes our results of operations by reportable segment and business unit. For additional information on our businesses and their product offerings, see Item 1. Business of this Annual Report.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies. Our net sales of Endoscopy products of $1.780 billion represented 18 percent of our consolidated net sales in 2020. Our Endoscopy net sales decreased $114 million, or 6.0 percent, in 2020, as compared to 2019. This decrease included operational net sales declines of 6.3 percent and the positive impact of 30 basis points from foreign currency fluctuations, as compared to 2019. These year-over-year changes were primarily driven by declines in elective or semi-emergent upper endoscopy and colonoscopy procedures due to the COVID-19 pandemic environment, partially offset by growth in our infection prevention franchise.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products of $1.286 billion represented 13 percent of our consolidated net sales in 2020. Urology and Pelvic Health net sales decreased $127 million, or 9.0 percent on an as reported and operational basis in 2020, as compared to 2019. These year-over-year changes were due primarily to a reduction in sales of our prosthetic urology and pelvic floor franchises which were negatively impacted by the COVID -19 pandemic given their elective or semi-emergent nature and the divestiture of our Intrauterine Health business in the second quarter of 2020. These decreases were partially offset by growth in our prostate health franchise.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our net sales of CRM products of $1.704 billion represented 17 percent of our consolidated net sales in 2020. Our net sales of CRM products decreased $235 million, or 12.1 percent, in 2020, as compared to 2019. This decrease included operational net sales declines of 12.4 percent and the positive impact of 20 basis points from foreign currency fluctuations, as compared to 2019. These year-over-year changes were driven by a decline in both defibrillator and pacemaker procedures due to the deferral of semi-emergent and emergent procedures in the COVID-19 pandemic environment.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products of $287 million represented three percent of our consolidated net sales in 2020. Our Electrophysiology net sales decreased $42 million, or 12.8 percent, in 2020, as compared to 2019. This decrease included operational net sales declines of 13.5 percent and the positive impact of 80 basis points from foreign currency fluctuations, as compared to 2019. Sales of our mapping and navigation products and our core diagnostic and therapeutic devices declined year over year due to the impact of COVID-19 and deferral of elective Electrophysiology procedures.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products of $761 million represented 8 percent of our consolidated net sales in 2020. Neuromodulation net sales decreased $112 million, or 12.8 percent, in 2020, as compared to 2019. This decrease included operational net sales declines of 13.0 percent and the positive impact of 10 basis points from foreign currency fluctuations, as compared to 2019. These year-over-year changes were primarily due to sales declines in our spinal cord stimulation (SCS) systems due to deferral of elective procedures in the COVID-19 pandemic environment. The unfavorable impact was partially offset by higher Superion™ Indirect Decompression System sales, which was purchased as part of our Vertiflex acquisition in the second quarter of 2019, and deep brain stimulation (DBS) system sales.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products of $2.299 billion represented 23 percent of our consolidated net sales in 2020. Our Interventional Cardiology net sales decreased $517 million, or 18.4 percent, in 2020, as compared to 2019. This decrease included operational net sales declines of 18.2 percent and the negative impact of 10 basis points from foreign currency fluctuations, as compared to 2019. These year-over-year changes were primarily driven by our coronary stent and other complex percutaneous coronary intervention (PCI) franchises, with a significant slowdown in procedural volumes in the COVID-19 pandemic environment. Within our structural heart business, sales of our WATCHMAN™ Left Atrial Appendage Closure (LAAC) Device were also negatively impacted by the COVID-19 pandemic, particularly during the first half of 2020. They were further negatively impacted by $179 million in revenue reserves primarily related to our conversion to a consignment inventory model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device in the U.S. This program to shift to a consignment model, whereby revenue will be recognized in the future as units are consumed by the customer, has now concluded. In the fourth quarter of 2020, we announced a voluntary recall of our LOTUS Edge™ Aortic Value System and the discontinuation of our LOTUS program due to complexities associated with the product delivery system and given the additional time and investment required to develop and reintroduce an enhanced delivery system. We will instead focus our resources and efforts on the remainder of the portfolio and are encouraged by the successful launch of our ACURATE neo2 Aortic Valve System in Europe, initiated in the third quarter of 2020.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. In the third quarter of 2019, we completed the acquisition of BTG plc (BTG). We integrated BTG's Interventional Medicine (IM) portfolio into our Peripheral Interventions division, adding complementary technologies in the areas of venous disease and interventional oncology. Our net sales of Peripheral Interventions products of $1.577 billion represented 16 percent of our consolidated net sales in 2020. Our Peripheral Interventions net sales increased $185 million, or 13.3 percent, in 2020, as compared to 2019. This increase included operational net sales growth of 13.1 percent and the positive impact of 20 basis points from foreign currency fluctuations, as compared to 2019. These year-over-year changes were primarily driven by the Interventional Oncology franchise, including our TheraSphere™ Y-90 radioactive glass microspheres acquired with BTG, as well as growth in our drug-eluting portfolio, including the Eluvia™ Drug-Eluting Stent and Ranger™ Drug-Coated Balloon. Excluding BTG for the period prior to mid-August 2020, for which there were no prior year net sales and the related divestiture of our drug-eluting and bland embolic microsphere portfolio, our Peripheral Interventions net sales decreased $35 million, or 2.5 percent, in 2020, compared to 2019, primarily due to the deferral of semi-emergent and elective procedures in the COVID-19 pandemic environment, notably impacting core peripheral technologies and stents.

Specialty Pharmaceuticals

Following the closing of our BTG acquisition, we have presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. Our Specialty Pharmaceuticals business develops and manufactures acute care antidotes to treat overexposure to certain medications and toxins. These products are sold primarily in the U.S. through small, specialist sales teams and through commercial partners elsewhere, where approved or permitted. Our net sales of Specialty Pharmaceuticals products of $219 million represented 2 percent of our consolidated net sales in 2020. On December 1, 2020, we announced the execution of a definitive agreement pursuant to which we agreed to sell our Specialty Pharmaceuticals business for a purchase price of $800 million, subject to certain adjustments, including cash on hand at the closing date of the transaction. The transaction is expected to close during the first half of 2021, subject to customary closing conditions.

Emerging Markets

As part of our strategic imperatives to drive global expansion, described in Item 1. Business of this Annual Report, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Periodically, we assess our list of Emerging Markets which is currently comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 11 percent of our consolidated net sales in 2020 and 12 percent in 2019. In 2020, our Emerging Markets net sales declined 12.7 percent on a reported basis including operational net sales declines of 9.2 percent and the negative impact of 350 basis points from foreign currency fluctuations, as compared to 2019. The decline in 2020 was largely driven by the impact of the COVID-19 pandemic on our sales in Brazil, India and China. In addition, during 2020, our net sales in China were negatively impacted by recent national tenders driving down prices for drug-eluting stent products, including the impact of customer price concessions and inventory repurchases associated with business model changes. Our future net sales in Emerging Markets may continue to be negatively impacted by the COVID-19 pandemic, as well as geopolitical and economic instability and a number of other factors.

Results of Operations
Net Sales
The following table provides our net sales by business and the relative change in growth on a reported basis:

	Year Ended December 31,			2020 versus 2019	2019 versus 2018
(in millions)	2020	2019	2018
Endoscopy	$1,780	$1,894	$1,762	(6.0)%	7.5%
Urology and Pelvic Health	1,286	1,413	1,245	(9.0)%	13.4%
MedSurg	3,066	3,307	3,007	(7.3)%	10.0%
Cardiac Rhythm Management	1,704	1,939	1,951	(12.1)%	(0.6)%
Electrophysiology	287	329	311	(12.8)%	5.5%
Neuromodulation	761	873	779	(12.8)%	12.0%
Rhythm and Neuro	2,752	3,140	3,041	(12.4)%	3.3%
Interventional Cardiology	2,299	2,816	2,590	(18.4)%	8.7%
Peripheral Interventions	1,577	1,392	1,187	13.3%	17.3%
Cardiovascular	3,876	4,208	3,777	(7.9)%	11.4%
Medical Devices	9,694	10,654	9,823	(9.0)%	8.5%
Specialty Pharmaceuticals	219	81	n/a	n/a	n/a
Net Sales	$9,913	$10,735	$9,823	(7.7)%	9.3%

Refer to Executive Summary for further discussion of our net sales and a comparison of our 2020 and 2019 net sales.

In 2019, we generated net sales of $10.735 billion, as compared to $9.823 billion in 2018. This increase of $912 million, or 9.3 percent, included operational growth of 11.1 percent and the negative impact of 180 basis points from foreign currency fluctuations. Operational net sales included approximately $378 million in 2019 associated with the acquisitions of NxThera, Inc. (NxThera) in the second quarter of 2018, Claret Medical, Inc. (Claret) in the third quarter of 2018, Augmenix, Inc. (Augmenix) in the fourth quarter of 2018, Vertiflex in the second quarter of 2019, and BTG in the third quarter of 2019, each with less than a full year of prior period related net sales.

Gross Profit
Our gross profit was $6.448 billion in 2020 and $7.620 billion in 2019. As a percentage of net sales, our gross profit decreased to 65.0 percent in 2020, as compared to 71.0 percent in 2019. The following is a rollforward of our gross profit margins and a description of the drivers of the change from period to period:

Gross Profit Margin
Year Ended December 31, 2018	71.4%
Manufacturing cost reductions	0.8%
Sales pricing and mix	(0.6)%
Inventory step-up amortization	(0.4)%
Net impact of foreign currency fluctuations	0.7%
All other, including other period expense	(0.8)%
Year Ended December 31, 2019	71.0%
Manufacturing cost reductions	0.6%
Sales pricing and mix	(1.4)%
Abnormal production variances	(1.5)%
WATCHMAN FLX™ transition	(0.5)%
LOTUS Edge™ discontinuation	(1.2)%
Inventory step-up amortization	(0.6)%
Net impact of foreign currency fluctuations	0.2%
All other, including other period expense	(1.6)%
Year Ended December 31, 2020	65.0%

A significant factor contributing to the decrease in our gross profit margin for 2020 as compared to 2019 was manufacturing costs of $149 million associated with abnormally low production levels resulting from plant shutdowns and reduced operations. In addition, we recorded $119 million of inventory charges associated with the global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System and discontinuation of the LOTUS platform. Our gross margin was further negatively impacted in 2020 due to our conversion to a consignment inventory model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device. In addition, the unfavorable product mix due to the deferral of procedures using higher-margin products, price declines related primarily to sales of our coronary drug-eluting stent products, excess and obsolete inventory charges due to lower forecasted demand for certain of our products as well as the amortization of the inventory fair value step up recorded in connection with our acquisition of BTG contributed to a decrease in gross margin. These decreases were partially offset by manufacturing cost reductions driven by our process improvement programs in each period as well as favorable foreign currency fluctuations.

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

EU MDR Implementation Costs

The European Union Medical Device Regulation (EU MDR) is a replacement of the existing European Medical Devices Directive (MDD) regulatory framework, and manufacturers of medical devices are required to comply with EU MDR beginning in May 2021 (previously May 2020) for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the current Directives (issued before May 2021).

We consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, certain incremental costs specific to complying with EU MDR for previously registered products are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. We began our implementation efforts in late-2019 and incurred associated expenses of $51 million in 2020. We expect to incur total expenses of approximately $150 million to $200 million over the four year implementation period, which will be recorded primarily within Cost of products sold.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2020		2019		2018
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$3,787	38.2%	$3,941	36.7%	$3,569	36.3%
Research and development expenses	1,143	11.5%	1,174	10.9%	1,113	11.3%
Royalty expense	45	0.5%	65	0.6%	70	0.7%

Selling, General and Administrative (SG&A) Expenses

In 2020, our SG&A expenses decreased $154 million, or 4 percent, as compared to 2019 and were 150 basis points higher as a percentage of net sales. The decrease in SG&A expenses was due primarily to our efforts to reduce expenditures to minimize the impact of the COVID-19 pandemic on our results of operations. We implemented several cost reduction initiatives, including decreases in travel, meetings and customer events, hiring and other variable spending. We also implemented a temporary four-day work week for many employees globally and reduced employee compensation, including temporary significant cuts in the salaries of our executive officers and the cash retainer paid to our Board of Directors. For non-executive officer employees, in those jurisdictions where temporary four-day work weeks and reductions in employee compensation were in effect, those measures concluded at the beginning of the third quarter. We also announced the end of the aforementioned reductions in executive officer pay and further announced that a portion of the annual cash retainer for our Board of Directors would be restored, beginning with a payment made during the fourth quarter of 2020.

In 2019, our SG&A expenses increased $371 million, or 10 percent, as compared to 2018 and were 40 basis points higher as a percentage of net sales. This increase in SG&A expenses as a percentage of net sales was primarily due to acquisition-related charges primarily associated with our acquisition and integration of BTG, partially offset by savings from ongoing cost optimization initiatives. These increased SG&A expenses were also partially offset by a $25 million net gain recorded in the first quarter primarily associated with a portion of a litigation settlement with Edwards Lifesciences Corporation (Edwards). For further details regarding the presentation of the Edwards litigation settlement see Litigation-related net charges (credits) below.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses. In 2020, our R&D expenses decreased $31 million, or 3 percent, as compared to 2019, and were 60 basis points higher as a percentage of net sales. We expect to continue to make investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

In 2019, our R&D expenses increased $61 million, or 6 percent, as compared to 2018, and were 40 basis points lower as a percentage of sales as a result of investments across our businesses.

Royalty Expense

In 2020, our Royalty expense decreased $20 million, or 31 percent, as compared to 2019 and was 10 basis points lower as a percentage of net sales and relates primarily to the expiration of certain royalty agreements.

In 2019, our Royalty expense decreased $5 million, or 7 percent, as compared to 2018 and was 10 basis points lower as a percentage of net sales. The decrease in Royalty expense in 2019, as compared to 2018, relates primarily to contractual reductions in royalty rates associated with certain products.

Other Operating Expenses
The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Year Ended December 31,
(in millions)	2020	2019	2018
Amortization expense	$789	$699	$599
Goodwill impairment charges	73	—	—
Intangible asset impairment charges	460	105	35
Contingent consideration net expense (benefit)	(100)	(35)	(21)
Restructuring net charges (credits)	52	38	36
Litigation-related net charges (credits)	278	115	103

Amortization Expense

In 2020, our Amortization expense increased $90 million, or 13 percent, as compared to 2019. In 2019, our Amortization expense increased $101 million, or 17 percent, as compared to 2018. The increases in each period were driven by an increase in the balance of amortizable intangible assets due to recent acquisitions, including BTG.

Goodwill Impairment Charges

In 2020, we recorded Goodwill impairment charges of $73 million related to the execution of a definitive agreement to sell our Specialty Pharmaceuticals business. We did not record any Goodwill impairment charges in 2019 or 2018. Refer to Note A – Significant Accounting Policies to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information and Critical Accounting Estimates for a discussion of key assumptions used in our goodwill impairment testing and future events that could have a negative impact on the recoverability of our goodwill.

Intangible Asset Impairment Charges

In 2020, our Intangible asset impairment charges were $460 million, primarily associated with our acquisitions of Apama Medical Inc. and nVision Medical Corporation (nVision) following management’s decision to cancel the programs due to cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Intangible asset impairment charges in 2020 also included charges related to our acquisition of Sadra Medical, Inc. (Sadra Medical) as a result of lower sales forecasts, as well as the cost of quality remediation efforts following the voluntary recall of our LOTUS Edge™ Aortic Valve System and subsequent discontinuation of the LOTUS platform.

Refer to Critical Accounting Estimates for a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Contingent Consideration Net Expense (Benefit)

The $100 million benefit recorded in 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or in the case of nVision, for milestones that would not be achieved due to discontinuation of the R&D program. In 2019 and 2018, we recorded net benefits related to the change in fair value of our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details related to our contingent consideration arrangements.

Restructuring Net Charges (Credits)

In June 2016, our Board of Directors approved, and we committed to a restructuring initiative (the 2016 Restructuring Plan), which was initiated in the second quarter of 2016 and substantially completed in 2019. The 2016 Restructuring Plan resulted in total pre-tax charges of $271 million and approximately $255 million in cash outlays.

In addition, in November 2018, our Board of Directors approved, and we committed to, a new global restructuring program (the 2019 Restructuring Plan). The 2019 Restructuring Plan, for which our Board of Directors approved an expansion in February 2021, is expected to result in total pre-tax charges of approximately $375 million to $475 million and approximately $340 million to $440 million of these charges are expected to result in cash outlays. A substantial portion of the savings are being reinvested in strategic growth initiatives.

Total restructuring and restructuring-related net charges pursuant to these programs were $116 million in 2020, $82 million in 2019 and $96 million in 2018. In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS platform. We estimate the decision will result in total pre-tax restructuring and restructuring-related net charges of approximately $80 million to $90 million, which includes $30 million to $40 million of estimated charges expected to result in future cash outlays. We recorded $55 million of restructuring and restructuring-related net charges associated with the product discontinuation in 2020, and expect the remaining activity to be substantially complete during early 2021. See Note H – Restructuring-related Activities to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details on our restructuring plans.

Litigation-related Net Charges (Credits)

We recorded litigation-related net charges of $278 million in 2020, primarily related to transvaginal mesh products, inclusive of a reserve related to claims made by a coalition of state attorneys general.

We recorded litigation-related net charges of $115 million in 2019, which included a net charge of $223 million in the fourth quarter of 2019, primarily related to litigation with Channel Medsystems, Inc. (Channel), net charges of $25 million in the third quarter of 2019 and $15 million in the second quarter of 2019, primarily related to transvaginal surgical mesh product liability litigation, and a gain of $148 million recorded in the first quarter of 2019, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation (Edwards) in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses. As such, a portion of the related gain from the Edwards settlement was recorded in SG&A expenses in our consolidated statements of operations.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit agreements. Refer to Note K – Commitments and Contingencies to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional discussion of our material legal proceedings.
Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Year Ended December 31,
	2020	2019	2018
Interest expense	$(361)	$(473)	$(241)
Weighted average borrowing rate	3.6%	4.8%	3.6%
Interest expense and our average borrowing rate decreased in 2020, as compared to 2019, primarily due to our euro-denominated senior notes offering in November 2019, which carry lower interest rates than the senior notes we partially repaid with proceeds from the offering. In 2019, we incurred debt extinguishment charges of $86 million presented in Interest expense in our consolidated statements of operations associated with repayments of debt using proceeds from our November 2019 offering.

Refer to Liquidity and Capital Resources in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note E – Hedging Activities and Fair Value Measurements and Note F – Contractual Obligations and Commitments to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for information regarding our debt obligations.
Other, net
The following are the components of Other, net:

	Year Ended December 31,
(in millions)	2020	2019	2018
Interest income	$3	$30	$3
Net foreign currency gain (loss)	(32)	(358)	11
Net gains (losses) on investments	383	(30)	155
Other income (expense), net	7	(1)	(14)
	$362	$(358)	$156

In 2020, we recorded a $363 million gain on our investment in Pulmonx Corporation presented in Other, net to remeasure to fair value based on observable market prices. Certain gains and losses associated with our investment portfolio are included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

In 2019, we settled all outstanding non-designated forward currency contracts that we entered into for the purpose of managing our exposure to currency exchange rate risk related to the British pound sterling-denominated purchase price of BTG. We recognized a $323 million loss in Other, net due to changes in fair value of the contracts. These amounts are included in Acquisition/divestiture-related net charges (credits) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.
Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2020	2019	2018
Reported tax rate	2.9%	(584.0)%	(17.5)%
Impact of certain receipts/charges(1)	8.3%	594.2%	30.7%
	11.2%	10.2%	13.2%
(1)    These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2020, as compared to 2019, relates primarily to the deferred tax benefit of intra-entity transfers of intellectual property rights realized in 2019, as well as a shift in geographical mix of earnings to higher-tax jurisdictions. This is partially offset by the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, as well as certain discrete tax items primarily related to the resolution of an Internal Revenue Service (IRS) audit, as explained below, tax windfall benefits associated with share-based payments, and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

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

In the third quarter of 2020, we received notification from the IRS regarding the examination of our 2014 through 2016 tax years stating that the Joint Committee on Taxation completed its review on July 21, 2020, and the IRS examination was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $91 million in the third quarter of 2020 to release the reserves related to these years. We received a refund of $62 million from the IRS in the fourth quarter of 2020 reflecting the net balance of amounts owed to us by the IRS after consideration of tax and interest due for these years.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the CARES Act was signed into law on March 27, 2020 and provided an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

See Note J – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details on our tax rate.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due and service and repay our existing debt for at least the next 12 months. Please refer to Contractual Obligations and Commitments below for additional details on our future payment obligations and commitments.

Due to the uncertainty of the impact of the COVID-19 pandemic on our business, we took proactive steps to reduce costs and ensure we are in a strong position to support customers and patients as healthcare systems recover and elective and semi-emergent procedures resume. These actions included taking steps to manage outstanding borrowings and increase available liquidity, preemptively amending our financial covenant requirement for our outstanding credit arrangements, implementing significant cost reductions as described above in COVID-19 Pandemic and slowing planned capital expenditures. We also created a cross-functional strategic cash management team to take appropriate actions to ensure we continue to optimize funds to execute our core mission.

In May 2020, we completed an offering of $1.700 billion in aggregate principal amount of senior notes and used the net proceeds to prepay $1.250 billion of amounts outstanding under our February 2021 and April 2021 Term Loan and pay related fees, expenses and premiums, as well as to refinance $450 million of amounts outstanding under our Revolving Credit Facility. We now have full access to the $2.750 billion of available liquidity under our Revolving Credit Facility. In May 2020, we also completed public equity offerings of our preferred stock and common stock, as discussed below, and used a portion of the combined net proceeds to repay in full the remaining amounts outstanding under the April 2021 Term Loan. During the third quarter of 2020, we made a further prepayment of the remaining $250 million outstanding under our February 2021 Term Loan.

In the fourth quarter of 2020, we redeemed $250 million of our $500 million 3.375% senior notes due 2022 (May 2022 Notes) at a redemption price calculated in accordance with the terms of the May 2022 Notes and its indenture, plus accrued and unpaid interest through, but excluding, the date of redemption. Also in the fourth quarter of 2020, we repurchased approximately 15.7 million shares of our common stock pursuant to the 2013 share repurchase program for a total of approximately $535 million in cash, which represented the full amount remaining under that authorization. Refer to Equity for additional information below.

As of December 31, 2020, we had $1.734 billion of unrestricted Cash and cash equivalents on hand, comprised of $1.584 billion invested in money market funds and time deposits and $150 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. As of December 31, 2020, we had no commercial paper debt outstanding, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated herein by reference.
The following provides a summary and description of our net cash inflows (outflows):

	Year Ended December 31,
(in millions)	2020	2019	2018
Cash provided by (used for) operating activities	$1,508	$1,836	$310
Cash provided by (used for) investing activities	(411)	(5,041)	(1,921)
Cash provided by (used for) financing activities	293	2,973	1,432

Operating Activities
In 2020, cash provided by operating activities decreased $328 million, as compared to 2019. This decrease was primarily due to revenue declines resulting from the COVID-19 pandemic, partially offset by implementation of spend controls. In addition, included in 2020 was a settlement payment related to litigation with Channel, whereas 2019 included a litigation-related receipt of $180 million from Edwards.
Investing Activities
In 2020, cash used for investing activities primarily included Purchases of property, plant and equipment of $376 million, Payments for investments and acquisitions of certain technologies of $146 million, partially offset by Proceeds from royalty rights of $87 million.
In 2019, cash used for investing activities primarily included Payments for acquisitions of businesses, net of cash acquired of $4.382 billion relating to our acquisitions of BTG, Vertiflex and Millipede, Purchases of property, plant and equipment of $461 million, Payments for investments and acquisitions of certain technologies of $149 million, partially offset by Proceeds from divestiture of certain businesses of $90 million relating to the sale of our drug-eluting and bland embolic microsphere portfolio to Varian Medical Systems, Inc. (Varian) in connection with our acquisition of BTG. Cash used for investing activities also included Payments for settlements of hedge contracts of $199 million, of which $95 million relates to the termination and settlement of our outstanding forward currency contracts designated as net investment hedges in our Euro-denominated entities and $294 million relates to the settlement of our non-designated forward currency contracts entered into for the purpose of managing our exposure to currency exchange rate risk related to the British-pound sterling (GBP) denominated purchase price of BTG. Refer to Note E – Hedging Activities and Fair Value Measurements consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information.
Financing Activities
Our cash flows provided by financing activities reflect issuances and repayments of debt, including our senior notes, term loans, commercial paper program and Revolving Credit Facility as well as net proceeds from issuances of our common stock and preferred stock in connection with public offerings, Payments for repurchase of common stock and Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans as discussed in Note L – Stockholders' Equity to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.
In addition, our financing activities included Payment of contingent consideration previously established in purchase accounting of $49 million in 2020, $66 million in 2019 and $19 million in 2018 and Payments for royalty rights of $97 million in 2020 and $69 million in 2019. In 2019, we also sold our rights to future royalties associated with the Zytiga™ Drug for $256 million in cash presented within Proceeds from royalty rights transfer.

Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors of this Annual Report, some of which are outside our control. Macroeconomic conditions, adverse tax and litigation matter outcomes and other risks and uncertainties could limit our ability to successfully execute our business plans and adversely affect our liquidity plans.

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	December 31, 2020	December 31, 2019
Current debt obligations	$13	$1,416
Long-term debt	9,130	$8,592
Total debt	$9,143	$10,008

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	December 31, 2020	December 31, 2019
Fixed-rate debt instruments	$9,123	$7,587
Variable rate debt instruments	20	2,421
Total debt	$9,143	$10,008

As of and through December 31, 2020, we were in compliance with the financial covenant required by our credit facilities described above. For additional details related to our debt obligations, including our financial covenant requirements, refer to Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report.

Equity
On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. On May 27, 2020, we also completed an offering of 29,382,500 shares of our common stock at a public offering price of $34.25 per share. The net proceeds from the common stock offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses.
In addition, during 2020 we received $111 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $123 million in 2019. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. Stock-based compensation expense related to our stock ownership plans was $170 million in 2020 and $157 million in 2019. Stock-based compensation expense varies from period to period based upon, among other factors, the timing, number and fair value of awards granted during the period, forfeiture levels related to unvested awards and employee contributions to our employee stock purchase plan, as well as the retirement eligibility of stock award recipients.
On January 25, 2013, our Board of Directors approved and on January 29, 2013, we announced a program authorizing the repurchase of up to $1.000 billion of our common stock (2013 share repurchase program). In the fourth quarter of 2020, we repurchased approximately 15.7 million shares of our common stock pursuant to the 2013 share repurchase program for a total of approximately $535 million in cash, which represented the full amount remaining under that authorization.
On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 share repurchase program). As of December 31, 2020, we had the full amount remaining available under the 2020 share repurchase program.
We did not repurchase any shares of our common stock during 2019. There were approximately 263 million shares in treasury as of December 31, 2020 and 248 million shares in treasury as of December 31, 2019.

Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments and is based on conditions in existence as of December 31, 2020:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations(1)	$—	$250	$244	$850	$1,023	$6,839	$9,205
Interest payments(2)	330	326	322	294	264	2,466	4,002
Lease obligations	86	75	60	49	43	218	530
Purchase obligations(2)	403	53	41	26	13	—	535
Minimum royalty obligations(2)	3	2	2	2	2	2	13
License and software commitments(2)	2	2	2	2	2	—	11
Legal reserves	505	—	—	—	—	—	505
One-time transition tax	40	40	75	100	125	—	380
	$1,369	$748	$745	$1,323	$1,472	$9,525	$15,181
(1)    Debt obligations are comprised of our senior notes outstanding as of December 31, 2020. This does not include unamortized debt issuance discounts, deferred financing costs and gain on fair value hedges or capital lease obligations. Refer to Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.
(2)    In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets. Interest payments included above are calculated based on rates and required fees applicable to our outstanding debt obligations as of December 31, 2020 described in Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. Interest payments above do not include interest on variable rate debt instruments.

The amounts in the table above with respect to purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. Royalty obligations reported above represent minimum contractual obligations under our current royalty agreements.

The table above does not include:

•Our long-term liability for legal matters that are probable and estimable of $64 million due to the timing of payment being uncertain. Refer to Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for more information,

•Any future obligations to make payments of contingent consideration pursuant to certain of our acquisition agreements, due to the exact amount and timing of payments being uncertain. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for more information,

•Adjustments to increase our estimated one-time transition tax totaling $97 million, which are pending review by the U.S. Internal Revenue Service (IRS), and unrecognized tax benefits, accrued interest and penalties and other related items totaling $159 million because the timing of their future cash settlement is uncertain. Refer to Note J – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for more information,

•With certain of our acquisitions, we acquired IPR&D projects that require future funding to complete. We estimate that the total remaining cost to complete acquired IPR&D projects is between $130 million and $140 million. Net cash inflows from the projects currently in development are expected to continue through 2038, following the respective launches of these technologies in the U.S., Europe and Japan. Certain of our acquisitions also involve the potential payment of contingent consideration, but the timing and amounts are uncertain. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for more information,

•Holders of our MCPS will be entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations, and

•On January 21, 2021, we announced our entrance into a definitive agreement to acquire Preventice Solutions, Inc. (Preventice). We have been an investor in Preventice since 2015 and currently hold an equity stake of approximately 22 percent. The transaction price to acquire the remaining stake is expected to result in a net cash payment of approximately $720 million upon closing and up to an additional $230 million payment upon achievement of a commercial milestone. The acquisition is expected to close during the first half of 2021, subject to customary closing conditions.

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
See Note A – Significant Accounting Policies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information related to our accounting policies and our consideration of these critical accounting areas. In addition, see Note B – Acquisitions and Strategic Investments and Note D – Goodwill and Other Intangible Assets for further discussion of the valuation of goodwill and intangible assets and contingent consideration, Note J – Income Taxes for further discussion of income tax related matters, Note K – Commitments and Contingencies for further discussion of legal and product liability matters and Note P – Revenue for further discussion of revenue recognition.
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

Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System, within our Cardiac Rhythm Management (CRM) business. Revenue is recognized over the average service period which is based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. The use of alternative assumptions could impact the period over which revenue is recognized.

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

We also offer sales rebates and discounts to certain customers and record these as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to reasonably estimate the expected rebates, we record a liability for the maximum rebate percentage offered.

Post-Implant Services

We provide non-contractual services to customers to ensure the safe and effective use of certain implanted devices. We forward accrue the costs to provide these services at the time the devices are sold by estimating the amount of time spent by our representatives performing these services and their compensation throughout the device life to determine the service cost. Changes to our business practice or the use of alternative estimates could result in a different amount of accrued cost.

Refer to Note A – Significant Accounting Policies and Note P – Revenue to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information on our revenue recognition accounting policies.
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

In 2020, we utilized the qualitative assessment approach to test all of our reporting units. We assessed recent events, including the COVID-19 pandemic, as well as changes in macroeconomic factors, industry and market conditions, overall financial performance and other entity-specific factors since the most recently performed quantitative test. After assessing the totality of events, when performing our annual goodwill impairment test, we determined that it was more likely than not that the fair value of each of our reporting units had sufficient excess over its carrying value, and concluded that goodwill was not impaired or at risk of impairment.
On December 1, 2020, we announced the execution of a definitive agreement pursuant to which we agreed to sell our Specialty Pharmaceuticals business (disposal group) for a purchase price of $800 million, subject to certain adjustments including cash on hand as of the closing date of the transaction. The sale is expected to close in the first half of 2021, subject to customary closing conditions. We acquired our Specialty Pharmaceuticals business in conjunction with the BTG acquisition on August 19, 2019. In connection with the execution of a definitive agreement to sell the disposal group for a specified amount, we performed an impairment assessment of our goodwill and intangible assets, which resulted in a goodwill impairment of $73 million. As of December 31, 2020, we classified the remaining assets and liabilities of the disposal group as held for sale within our consolidated balance sheets at their respective carrying values, which approximates fair value, less cost to sell.

Refer to Note A – Significant Accounting Policies to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details related to our annual goodwill impairment assessments performed in 2020.

Although it was not applicable to our annual impairment test performed in 2020, if it is determined that impairment is more likely than not, then we perform the quantitative impairment test. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our goodwill impairment tests, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.

In performing annual impairment assessments, for those reporting units for which a quantitative test is performed, we typically use only the income approach, specifically the Discounted Cash Flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. We historically selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to, the following:

•decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes inclusive of those resulting from the ongoing COVID-19 pandemic, pricing pressures, reductions in reimbursement levels, product actions and/or competitive technology developments,

•declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies and market and/or regulatory conditions that may cause significant launch delays or product recalls,

•decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations,

•negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products,

•the level of success of ongoing and future research and development efforts, including those related to recent acquisitions and increases in the research and development costs necessary to obtain regulatory approvals and launch new products,

•the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market and increases in the costs and time necessary to integrate acquired businesses into our operations successfully,

•changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses and

•increases in our market-participant risk-adjusted weighted average cost of capital (WACC) and increases in our market-participant tax rate and/or changes in tax laws or macroeconomic conditions.

Negative changes in one or more of these factors, among others, could result in future impairment charges.

Refer to Note D – Goodwill and Other Intangible Assets to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional details related to our annual goodwill balances.

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

As part of the Tax Cut and Jobs Act (TCJA), we are subject to a territorial tax system in which we are required to establish an accounting policy in providing for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to treat the impact of GILTI as a period cost and report it as a part of continuing operations.

New Accounting Pronouncements
See Note R – New Accounting Pronouncements to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information on standards implemented since December 31, 2019 and standards to be implemented.
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
Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share that exclude certain amounts, and operational net sales, which exclude the impact of foreign currency fluctuations. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income and GAAP net income available to common stockholders as detailed below. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate."

The GAAP financial measure most directly comparable to adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share are GAAP net income (loss), GAAP net income (loss) available to common stockholders and GAAP net income (loss) per common share - assuming dilution, respectively.

To calculate operational net sales growth rates, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior periods. The GAAP financial measure most directly comparable to operational net sales and operational net sales growth is net sales and net sales growth on a GAAP basis.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) available to common stockholders adjusted net income (loss) per share that exclude certain amounts, and operational net sales growth rates that exclude the impact of changes in foreign currency exchange rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

Adjusted Net Income (loss), Adjusted Net Income (loss) Available to Common Stockholders and Adjusted Net Income (loss) per Share

•Amortization expense - We record intangible assets at historical cost and amortize them over their estimated useful lives. Amortization expense is excluded from management's assessment of operating performance and is also excluded from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Goodwill and other intangible asset impairment charges - These amounts represent write-downs of certain goodwill and/or other intangible asset balances. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our goodwill and other indefinite-lived intangible assets at least annually for impairment. If we determine the carrying value of the amortizable intangible asset is not recoverable, goodwill of a reporting unit is impaired or it is more likely than not that the indefinite-lived asset is impaired, we will write the carrying value down to fair value in the period identified. Impairment charges are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Acquisition/divestiture-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) due diligence, deal fees and other fees and costs related to our acquisition and divestiture transactions; (d) inventory step-up amortization and accelerated compensation expense; (e) integration and exit costs; and (f) separation costs and gains primarily associated with the sale of a business or portion of a business. The contingent consideration fair value adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration. Gains on previously held investments, due diligence, deal fees and other fees and costs, inventory step-up amortization, accelerated compensation expense, and other expenses and gains associated with prior and potential future acquisitions and divestitures can be highly variable and not representative of ongoing operations. Integration and exit costs, include contract cancellations, severance and other compensation-related charges and costs, project management fees and costs, and other direct costs associated with the integration of our acquisitions. These integration and exit activities take place over a defined timeframe and have distinct project timelines, are incremental to activities and costs that arise in the ordinary course of our business and are not considered part of our core, ongoing operations. These acquisition/divestiture-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent compensation-related charges, fixed asset write-offs, contract cancellations, project management fees and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring initiatives take place over a defined timeframe and have a distinct project timeline that begins subsequent to approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring initiatives typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. In addition, during the fourth quarter of 2020, we incurred restructuring and restructuring-related net charges associated with management’s decision to retire the LOTUS platform. These restructuring plans are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Litigation-related net charges (credits) - These adjustments include certain significant product liability and other litigation-related charges and credits. We record these charges and credits, which we consider to be unusual or infrequent and significant, within the litigation-related charges line in our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within selling general and administrative expenses. Certain litigation-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•EU MDR implementation costs - These adjustments represent certain incremental costs specific to complying with new regulatory requirements in the EU. EU MDR is a replacement of the existing European Medical Devices Directive (MDD) regulatory framework, and manufacturers of medical devices are required to comply with EU MDR beginning in May 2021 (previously May 2020) for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the current Directives (issued before May 2021). We expect to incur significant expenditures in connection with the adoption of the EU MDR requirements and we consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, these expenditures are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Debt extinguishment net charges (credits) - These amounts relate to the early extinguishment of certain outstanding principal amounts of our senior notes. Certain debt extinguishment net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Investment portfolio net losses (gains) - These amounts represent certain write-downs or fair value remeasurement gains and losses related to our investment portfolio. Each reporting period, we evaluate our investments without a readily determinable fair value to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value and determine if the impairment is other-than-temporary, and recognize an impairment loss. In addition, for those investments accounted for under the measurement alternative method of accounting, we record gains and losses to remeasure the carrying value of the investments to their fair values based on observable market prices or implied market values. Investment impairment charges and fair value remeasurements can be highly variable dependent on external market factors and conditions relative to the underlying investee, which are generally outside of the control of management, as such certain of these amounts are excluded from management's assessment of performance.

•Deferred tax expenses (benefits) - This adjustment relates to a significant non-cash tax benefit arising from an intra-entity asset transfer of intellectual property completed in the fourth quarter of 2019 which resulted in our recording a $4.102 billion net deferred tax asset. The deferred tax benefit associated with the establishment of the net deferred tax asset as well as any deferred tax expense resulting from the reversal of the deferred tax asset are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Discrete tax items - These items represent adjustments of certain tax positions including those which a) are related to the finalization of the enactment date impact of the TCJA, or b) are related to the tax consequences of a non-GAAP adjustment item booked in a prior period. These discrete tax items are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

Operational Net Sales Excluding the Impact of Foreign Currency Fluctuations

•The impact of foreign currency fluctuations is highly variable and difficult to predict. Accordingly, management excludes the impact of foreign currency fluctuations for purposes of reviewing net sales and growth rates to facilitate an evaluation of our current operating performance and a comparison to our past operating performance.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Boston Scientific Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework) (the COSO criteria). In our opinion, Boston Scientific Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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
February 23, 2021

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily manufacturing operations outside the U.S.) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $10.481 billion as of December 31, 2020 and $9.221 billion as of December 31, 2019. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $333 million as of December 31, 2020 as compared to $337 million as of December 31, 2019. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $407 million as of December 31, 2020 as compared to $412 million as of December 31, 2019. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2020 and December 31, 2019. As of December 31, 2020, $9.205 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of December 31, 2020, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

See Note E – Hedging Activities and Fair Value Measurements to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Boston Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the Matter	Contingent Consideration
As disclosed in Note B to the consolidated financial statements, the Company has recognized a liability for acquisition consideration that is contingent upon achieving either research and development and commercialization milestones, or sales-based milestones. The Company determines the fair value of these arrangements, both as part of the initial purchase price allocation, and on an ongoing basis each reporting period until the arrangements are settled. Subsequent changes to the fair value of the contingent consideration liabilities are recorded within the consolidated statement of earnings in the period of change. As of December 31, 2020, the amount accrued for future estimated contingent consideration is $196 million which represents a Level 3 estimate in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions market participants would use in pricing the liabilities.

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
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for the valuation of the contingent consideration liabilities, including the valuation models and underlying assumptions used to develop such estimates.

In testing the valuation of contingent consideration, we assessed, among other things, the terms of the arrangements and the conditions that must be met for the arrangements to become payable. We evaluated the completeness and accuracy of the underlying data used in the analyses. For example, we compared the significant assumptions such as revenue growth rates to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions when relevant, and to the historical results of the acquired business where available. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
Boston, Massachusetts
February 23, 2021

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Net sales	$9,913	$10,735	$9,823
Cost of products sold	3,465	3,116	2,813
Gross profit	6,448	7,620	7,011

Operating expenses:
Selling, general and administrative expenses	3,787	3,941	3,569
Research and development expenses	1,143	1,174	1,113
Royalty expense	45	65	70
Amortization expense	789	699	599
Goodwill impairment charges	73	—	—
Intangible asset impairment charges	460	105	35
Contingent consideration net expense (benefit)	(100)	(35)	(21)
Restructuring net charges (credits)	52	38	36
Litigation-related net charges (credits)	278	115	103
	6,528	6,102	5,504
Operating income (loss)	(80)	1,518	1,506

Other income (expense):
Interest expense	(361)	(473)	(241)
Other, net	362	(358)	156
Income (loss) before income taxes	(79)	687	1,422
Income tax (benefit) expense	2	(4,013)	(249)
Net income (loss)	(82)	4,700	1,671
Preferred stock dividends	(33)	—	—
Net income (loss) available to common stockholders	$(115)	$4,700	$1,671

Net income (loss) per common share — basic	$(0.08)	$3.38	$1.21
Net income (loss) per common share — assuming dilution	$(0.08)	$3.33	$1.19

Weighted-average shares outstanding
Basic	1,416.7	1,391.5	1,381.0
Assuming dilution	1,416.7	1,410.6	1,401.4

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$(82)	$4,700	$1,671
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	76	195	(21)
Net change in derivative financial instruments	(137)	62	110
Net change in defined benefit pensions and other items	(1)	(20)	2
Total other comprehensive income (loss)	(63)	237	91
Total comprehensive income (loss)	$(145)	$4,937	$1,761

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,734	$217
Trade accounts receivable, net	1,531	1,828
Inventories	1,351	1,579
Prepaid income taxes	194	195
Assets held for sale	1,133	—
Other current assets	751	880
Total current assets	6,694	4,699
Property, plant and equipment, net	2,084	2,079
Goodwill	9,951	10,176
Other intangible assets, net	5,917	7,886
Deferred tax assets	4,210	4,196
Other long-term assets	1,921	1,529
TOTAL ASSETS	$30,777	$30,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$13	$1,416
Accounts payable	513	542
Accrued expenses	2,197	2,109
Other current liabilities	958	800
Total current liabilities	3,681	4,866
Long-term debt	9,130	8,592
Deferred tax liabilities	330	595
Other long-term liabilities	2,309	2,635

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of December 31, 2020 and none as of December 31, 2019	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,679,911,918 shares as of December 31, 2020 and 1,642,488,911 shares as of December 31, 2019	17	16
Treasury stock, at cost - 263,289,848 shares as of December 31, 2020 and 247,566,270 shares as of December 31, 2019	(2,251)	(1,717)
Additional paid-in capital	19,732	17,561
Accumulated deficit	(2,378)	(2,253)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	218	142
Unrealized gain (loss) on derivative financial instruments	36	173
Unrealized costs associated with defined benefit pensions and other items	(47)	(45)
Total stockholders’ equity	15,326	13,877
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,777	$30,565
See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
	Preferred Stock		Common Stock
(in millions, except share data)	Shares Issued	Par Value	Shares Issued	Par Value
As of December 31, 2017	—	$—	1,621,062,898	$16	$(1,717)	$17,161	$(8,390)	$(59)
Net income (loss)							1,671
Cumulative effect adjustments for ASC Update Adoptions(1)							(233)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment								(21)
Derivative financial instruments								110
Defined benefit pensions and other items								2
Impact of stock-based compensation plans, net of tax			11,085,132		—	185
As of December 31, 2018	—	$—	1,632,148,030	$16	$(1,717)	$17,346	$(6,953)	$33
Net income (loss)							4,700
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment								195
Derivative financial instruments								62
Defined benefit pensions and other items								(20)
Impact of stock-based compensation plans, net of tax			10,340,881			215
As of December 31, 2019	—	$—	1,642,488,911	$16	$(1,717)	$17,561	$(2,253)	$270
Net income (loss)							(82)
Cumulative effect adjustments for adoption of ASC 2016-13							(10)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment								76
Derivative financial instruments								(137)
Defined benefit pensions and other items								(1)
Preferred stock issuance	10,062,500	—				975
Common stock issuance			29,382,500	—		975
Preferred stock dividends							(33)
Repurchase of common stock					(535)
Impact of stock-based compensation plans, net of tax			8,040,507			221
As of December 31, 2020	10,062,500	$—	1,679,911,918	$17	$(2,251)	$19,732	$(2,378)	$207
(1) In 2018, we recorded cumulative effect adjustments to retained earnings to reflect the adoption of Accounting Standards Codification (ASC) Update No. 2014-09, Update No. 2016-16 and Update No. 2016-01. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information.
See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$(82)	$4,700	$1,671
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on sale of businesses	—	(8)	—
Depreciation and amortization	1,123	1,011	894
Deferred and prepaid income taxes	(82)	(4,301)	(87)
Stock-based compensation expense	170	157	140
Goodwill and other intangible asset impairment charges	533	105	35
Net loss (gain) on investments and notes receivable	(398)	30	(155)
Contingent consideration net expense (benefit)	(100)	(35)	(21)
Inventory step-up amortization	58	46	6
Foreign exchange (gain) loss	32	358	(11)
Other, net	213	63	8
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	335	(130)	(110)
Inventories	(65)	(290)	(83)
Other assets	(200)	45	(172)
Accounts payable and accrued expenses	88	105	(640)
Other liabilities	(116)	(18)	(1,164)
Cash provided by (used for) operating activities	1,508	1,836	310
Purchases of property, plant and equipment	(376)	(461)	(316)
Proceeds on disposals of property, plant and equipment	12	7	14
Payments for acquisitions of businesses, net of cash acquired	(3)	(4,382)	(1,448)
Proceeds from divestiture of certain businesses	15	90	—
Proceeds from royalty rights	87	52	—
Payments for settlements of hedge contracts	—	(199)	—
Payments for investments and acquisitions of certain technologies	(146)	(149)	(172)
Cash provided by (used for) investing activities	(411)	(5,041)	(1,921)
Payment of contingent consideration previously established in purchase accounting	(49)	(66)	(19)
Payments for royalty rights	(97)	(69)	—
Proceeds from royalty rights transfer	—	256	—
Payments on short-term borrowings	(2,950)	(1,000)	—
Proceeds from short-term borrowings, net of debt issuance costs	2,245	700	999
Net increase (decrease) in commercial paper	(714)	(575)	21
Payments on borrowings from credit facilities	(1,919)	—	(569)
Proceeds from borrowings on credit facilities	1,916	—	569
Payments on long-term borrowings and debt extinguishment costs	(1,260)	(3,560)	(602)
Proceeds from long-term borrowings, net of debt issuance costs	1,683	7,229	987
Cash dividends paid on preferred stock	(28)	—	—
Net proceeds from issuance of preferred stock in connection with public offering	975	—	—
Net proceeds from issuance of common stock in connection with public offering	975	—	—
Payments for repurchase of common stock	(535)	—	—
Cash used to net share settle employee equity awards	(59)	(65)	(56)
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	111	123	101
Cash provided by (used for) financing activities	293	2,973	1,432
Effect of foreign exchange rates on cash	(2)	10	(8)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,388	(222)	(188)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	607	829	1,017
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,995	$607	$829

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUPPLEMENTAL INFORMATION)

	Year Ended December 31,
(in millions)	2020	2019	2018
Supplemental Information
Cash (received) paid for income taxes, net	$207	$242	$1,037
Cash paid for interest	359	449	262
Fair value of contingent consideration recorded in purchase accounting	—	127	248
Non-cash impact of transferred royalty rights	(87)	—	—

	As of December 31,
Reconciliation to amounts within the consolidated balance sheets:	2020	2019	2018
Cash and cash equivalents	$1,734	$217	$146
Restricted cash and restricted cash equivalents included in Other current assets	208	346	655
Restricted cash equivalents included in Other long-term assets	52	43	27
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,995	$607	$829

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial interests in any VIEs and, therefore, did not consolidate any VIEs during 2020, 2019 or 2018.

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

Subsequent Events

We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our consolidated financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments, Note H – Restructuring-related Activities, Note K – Commitments and Contingencies and Note L – Stockholders' Equity for further details.

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

Restricted Cash

Amounts included in restricted cash represent cash on hand required to be set aside by a contractual agreement related to receivable factoring arrangements and deferred compensation plans and are included in the Other current assets caption within our consolidated balance sheets. Generally, the restrictions related to the factoring arrangements lapse at the time we remit the customer payments collected by us for servicing previously sold customer receivables to the purchaser. Restrictions for deferred compensation lapse when amounts are paid to the employee.

Restricted Cash Equivalents

Restricted cash equivalents primarily represent amounts paid into various qualified settlement funds related to our ongoing transvaginal surgical mesh litigation and current amounts related to our non-qualified pension plan and are included in the Other current assets caption within our consolidated balance sheets. The restrictions related to the various qualified settlement funds will lapse as we approve amounts payable to claimants, at which time we no longer have rights to a return of the amounts paid into the various qualified settlement funds. Restricted cash equivalents included in the Other long-term assets caption within our consolidated balance sheets are related to deferred compensation plans.

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

We record credit loss reserves to Allowance for credit losses when we establish Trade accounts receivable if credit losses are expected over the asset's contractual life. We base our estimates of credit loss reserves on historical experience and adjust, as necessary, to reflect current conditions using reasonable and supportable forecasts not already reflected in the historical loss information. We utilize an accounts receivable aging approach to determine the reserve to record at accounts receivable commencement for certain customers, applying country or region-specific factors. In performing the assessment of outstanding accounts receivable, regardless of country or region, we may consider significant factors relevant to collectability, including those specific to a customer such as bankruptcy, lengthy average payment cycles and type of account.

We write-off amounts determined to be uncollectible against this reserve. Write-offs of uncollectible accounts receivable were immaterial in 2020, 2019 and 2018. We are not dependent on any single institution, and no single customer accounted for more than ten percent of our net sales in 2020, 2019 and 2018; however, large group purchasing organizations, hospital networks, international distributors and dealers and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. More recently, the COVID-19 pandemic has accelerated an ongoing site-of-service trend of shifting procedure volumes toward non-hospital settings, particularly ambulatory surgery centers, driven by considerations surrounding costs, reimbursement policies, advances in minimally invasive treatments and remote patient monitoring. We have seen an increase in the volume of our U.S. business conducted in ambulatory surgery centers. Many of these customers are smaller than those we have historically done business with and may have limited liquidity. While certain ambulatory surgery centers are performing an increasing number of procedures in response to the COVID-19 pandemic, others have been negatively impacted by COVID-19 restrictions and mitigation measures. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions, as appropriate. We believe our Allowance for credit losses is adequate as of December 31, 2020 and 2019; however, if significant changes were to occur in the payment practices of government customers, or if there is an increase in bankruptcies among our ambulatory surgery center customers, we may not be able to collect on receivables due to us from these customers, and our write-offs of uncollectible accounts may increase.

Revenue Recognition

We sell our products primarily through a direct sales force. In certain international markets, we sell our products through independent distributors or dealers. We consider revenue to be earned when all of the following criteria are met in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers:

•We have a contract with a customer that creates enforceable rights and obligations,
•Promised products or services are identified,
•The transaction price, or the amount we expect to receive, is determinable and
•We have transferred control of the promised items to the customer.

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

Deferred Revenue

We record a contract liability, or deferred revenue, when we have an obligation to provide a product or service to the customer and payment is received or due in advance of our performance. When we sell a device with a future service obligation, we defer revenue on the unfulfilled performance obligation and recognize this revenue over the related service period. Many of our Cardiac Rhythm Management product offerings combine the sale of a device with our LATITUDE™ Patient Management System, within our Cardiac Rhythm Management (CRM) business, which represents a future service obligation. Generally, we do not have observable evidence of the standalone selling price related to our future service obligations; therefore, we estimate the selling price using an expected cost plus a margin approach. We allocate the transaction price using the relative standalone selling price method. The use of alternative estimates could result in a different amount of revenue deferral.

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying consolidated balance sheets. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

Post-Implant Services

We provide non-contractual services to customers to ensure the safe and effective use of certain implanted devices. Because the revenue related to the immaterial services is recognized before they are delivered, we forward accrue the costs to provide these services at the time the devices are sold. We record these costs to Selling, general and administrative expenses within our consolidated statements of operations. We estimate the amount of time spent by our representatives performing these services and their compensation throughout the device life to determine the service cost. Changes to our business practice or the use of alternative estimates could result in a different amount of accrued cost.

Warranty Obligations

We offer warranties on certain of our product offerings. The majority of our warranty liability relates to implantable devices offered by our CRM business, which include implantable defibrillator and pacemaker systems. These products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant and a partial warranty for a period of time thereafter. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary.

Inventories

We state inventories at the lower of first-in, first-out cost or net realizable value. We utilize a standard costing system, capitalizing variances between estimated and actual production costs during periods of normal production, and amortize to Cost of products sold over inventory turns. We expense manufacturing variances during periods of abnormal production, or less than 75 percent of manufacturing capacity. During the year ended December 31, 2020, we recorded $149 million of abnormal manufacturing variances attributable to lower production levels resulting from the COVID-19 pandemic and lower than forecasted demand for our products. We did not record any abnormal production variances during the years ended December 31, 2019 or 2018.

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

In those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through Contingent consideration net expense (benefit) on our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones after the acquisition date, including attaining specified revenue levels, achieving product development targets and/or obtaining regulatory approvals for products in development at the date of the acquisition.

Indefinite-lived Intangibles and IPR&D

Our indefinite-lived intangible assets, which are not subject to amortization, include acquired balloon and other technology, which is foundational to our ongoing operations within our Cardiovascular and MedSurg businesses, and IPR&D intangible assets acquired in a business combination. Our IPR&D represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify IPR&D as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset.

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

We use the income approach to determine the fair values of our IPR&D. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of other acquired assets, the expected regulatory path and introduction dates by region and the estimated useful life of the technology. See Note D – Goodwill and Other Intangible Assets for more information related to indefinite-lived intangibles, including IPR&D.

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

We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset or asset group. See Note D – Goodwill and Other Intangible Assets for more information related to impairments of intangible assets.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2020 annual impairment assessment, we identified the following reporting units: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health, Neuromodulation and Specialty Pharmaceuticals. We aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other.

In the second quarter of 2020, we performed our annual goodwill impairment test utilizing the qualitative assessment approach to test all of our reporting units. We assessed recent events, including the COVID-19 pandemic, as well as changes in macroeconomic factors, industry and market conditions, overall financial performance and other entity-specific factors since the most recently performed quantitative test. After assessing the totality of events, we determined that it is more likely than not that the fair value of each of our reporting units has sufficient excess over its carrying value, and concluded that goodwill was not impaired or at risk of impairment.

On December 1, 2020, we announced the execution of a definitive agreement pursuant to which we agreed to sell our Specialty Pharmaceuticals business (disposal group) for a purchase price of $800 million, subject to certain adjustments including cash on hand as of the closing date of the transaction. The sale is expected to close in the first half of 2021, subject to customary closing conditions. We acquired our Specialty Pharmaceuticals business in conjunction with the BTG acquisition on August 19, 2019. In connection with the execution of a definitive agreement to sell the disposal group for a specified amount, we performed an impairment assessment of our goodwill and intangible assets, which resulted in a goodwill impairment of $73 million. As of December 31, 2020, we classified the remaining assets and liabilities of the disposal group as held for sale within our consolidated balance sheets at their respective carrying values, which approximates fair value, less cost to sell. Refer to Note D – Goodwill and Other Intangible Assets to our consolidated financial statements for additional details related to our goodwill balances.

Investments in Publicly Traded and Privately Held Entities

For publicly-held equity securities for which we do not have the ability to exercise significant influence, we measure at fair value with changes in fair value recognized currently in Other, net within our accompanying consolidated statements of operations. For privately-held equity securities for which we do not have the ability to exercise significant influence, we apply the measurement alternative approach and measure these investments at cost minus impairment, if any, adjusted to fair value for any, observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. We record these investments initially at cost and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. Lastly, we have notes receivable from certain companies that we account for in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities. Refer to Note B – Acquisitions and Strategic Investments for additional details on our investment balances.

Each reporting period, we evaluate our investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to, a significant deterioration in earnings performance, recent financing rounds at reduced valuations, a significant adverse change in the regulatory, economic or technological environment of an investee or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. Our estimation of fair value considers financial information related to the investee available to us, including valuations based on recent third-party equity investments in the investee. For our investments for which we apply the measurement alternative, if the fair value of the investment is less than its carrying value, the investment is impaired and we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. For our equity method investments, if we determine an impairment is other-than-temporary, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. We deem an impairment to be other-than-temporary unless available evidence indicates that the valuation is more likely than not to recover up to the carrying value of the investment in a reasonable period of time, and we have both the ability and intent to hold the investment for at least the period of time needed to recover the value.

Net gains and losses and impairments associated with our investment portfolio are included in Other, net in our consolidated statements of operations.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as estimates of the impact of future taxable income and available prudent and feasible tax-planning strategies. We recognize interest and penalties related to income taxes as a component of income tax expense. As part of the Tax Cuts and Jobs Act (TCJA), we are subject to a territorial tax system in which we are required to establish an accounting policy in providing for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to treat the impact of GILTI as a period cost and report it as part of continuing operations. See Note J – Income Taxes for further information and discussion of our income tax provision and balances including a discussion of the impacts of the TCJA.

Legal and Product Liability Costs

In the normal course of business, we are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties and administrative remedies. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. We accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue our best estimate of the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value and capitalize these amounts as assets if the license will provide an ongoing future benefit. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related charges (credits) in our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our consolidated statements of operations. See Note K – Commitments and Contingencies for discussion of our individual material legal proceedings.

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

Other costs associated with exit activities may include contract termination costs and consulting fees, which are expensed in accordance with FASB ASC Topic 420 and are included in Restructuring net charges (credits) in our consolidated statements of operations. Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities are included within Costs of products sold and Selling, general and administrative expenses within our consolidated statements of operations. Impairment of right of use lease assets and lease termination costs directly related to our active restructuring initiatives are expensed in accordance with FASB ASC Topic 842 and included within Costs of products sold or Selling, general and administrative expenses in our consolidated statements of operations. See Note H – Restructuring-related Activities for further information and discussion of our restructuring plans.

Translation of Foreign Currency

We translate all assets and liabilities of foreign subsidiaries from the functional currency, which is generally the local currency, into U.S. dollars using the year-end exchange rate. We show the net effect of these translation adjustments in our consolidated financial statements as a component of Accumulated other comprehensive income (loss), net of tax. We translate revenues and expenses at the average exchange rates in effect during the year. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar.

Foreign currency transaction gains and losses are included in Other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments.

Financial Instruments

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging, and we present assets and liabilities associated with our derivative financial instruments on a gross basis in our financial statements. In accordance with FASB ASC Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for, and has been designated as part of a hedging relationship, as well as on the type of hedging relationship. Our derivative instruments do not subject our earnings to material risk, as gains and losses on these derivatives generally offset gains and losses on the item being hedged, and we do not enter into derivative transactions for speculative purposes. Refer to Note E – Hedging Activities and Fair Value Measurements for more information on our hedging instruments.

Shipping and Handling Costs

We generally do not bill customers for shipping and handling of our products. We treat shipping and handling costs incurred after a customer obtains control of the good as a fulfillment cost and record in Selling, general and administrative expenses within our consolidated statements of operations. Shipping and handling costs were $146 million in 2020, $144 million in 2019 and $124 million in 2018.

Research and Development

We expense research and development (R&D) costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Indefinite-lived Intangibles and IPR&D above for our policy regarding R&D projects acquired in connection with our business combinations and asset purchases.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We did not complete any material acquisitions during 2020. We have not presented supplemental pro forma financial information for prior acquisitions given their results are not material to our consolidated financial statements. Transaction costs for all acquisitions completed during 2020, 2019 and 2018 were immaterial to our consolidated financial statements and were expensed as incurred. In 2020, we recorded immaterial purchase price adjustments during the measurement period for the preliminary purchase price allocations associated with prior acquisitions.

On January 21, 2021, we announced our entrance into a definitive agreement to acquire Preventice Solutions, Inc. (Preventice), a privately-held company which offers a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. We have been an investor in Preventice since 2015 and currently hold an equity stake of approximately 22 percent. The transaction price to acquire the remaining stake is expected to result in a net cash payment of approximately $720 million upon closing and up to an additional $230 million payment upon achievement of a commercial milestone. The acquisition is expected to close during the first half of 2021, subject to customary closing conditions. Following the closing of the acquisition, the Preventice business will be managed by our Cardiac Rhythm Management division.

2019 Acquisitions

BTG plc

On August 19, 2019, we announced the closing of our acquisition of BTG plc (BTG), a public company organized under the laws of England and Wales. BTG had three key portfolios, the largest of which is its interventional medicine portfolio (Interventional Medicine) that encompasses interventional oncology therapeutic technologies for patients with liver and kidney cancers, as well as a vascular portfolio for treatment of deep vein thrombosis, pulmonary embolism, deep venous obstruction and superficial venous disease. Following the closing of the acquisition, we integrated BTG's Interventional Medicine business into our Peripheral Interventions division.

In addition to the Interventional Medicine product lines, the BTG portfolio also included a specialty pharmaceutical business (Specialty Pharmaceuticals) comprised of acute care antidotes to treat overexposure to certain medications and toxins. On December 1, 2020, we announced the execution of a definitive agreement pursuant to which we agreed to sell our Specialty Pharmaceuticals business (disposal group) for a purchase price of $800 million , subject to certain adjustments including cash on hand as of the closing date of the transaction. The sale is expected to close in the first half of 2021, subject to customary closing conditions. Refer to Note C – Assets and Liabilities Held for Sale for additional information.

The BTG portfolio further included a licensing portfolio (Licensing arrangements) that generated net royalties related to BTG intellectual property and product license agreements. In connection with the acquisition, we acquired rights to future royalties associated with the Zytiga™ Drug used to treat certain forms of prostate cancer. In the fourth quarter of 2019, we sold our rights to these royalties for $256 million in cash, included in Proceeds from royalty rights transfer in our consolidated statements of cash flows. Refer to Note E – Hedging Activities and Fair Value Measurements for additional information.

The transaction price for the acquisition of BTG consisted of upfront cash in the aggregate amount of £3.312 billion (or $4.023 billion based on the exchange rate at closing on August 19, 2019) for the entire issued ordinary share capital of BTG, whereby BTG stockholders received 840 pence (or $10.20 based on the exchange rate at closing) in cash for each BTG share. The transaction price included $404 million of cash and cash equivalents acquired. We implemented our acquisition of BTG by way of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended.

Purchase Price Allocation

We accounted for the acquisition of BTG as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations, (FASB ASC Topic 805), we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final purchase price was comprised of the following components:

(in millions)
Payment for acquisition, net of cash acquired	$3,619

The final purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$1,635
Trade accounts receivable, net	108
Inventories	232
Other current assets	252
Other intangible assets, net	1,785
Other long-term assets	538
Accrued expenses and other current liabilities	(308)
Other long-term liabilities	(274)
Deferred tax liability	(349)
$3,619

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Amortization Period (in years)			Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$1,709	10	-	18	11%	-	12%
Other intangible assets	75	2	-	11	11%
	$1,785

We recognized goodwill of $1.635 billion, which is attributable to the synergies expected to arise from the acquisition and revenue and cash flow projections associated with future technologies. We allocated $1.399 billion to our Peripheral Interventions reporting unit and $236 million to the Specialty Pharmaceuticals reporting unit. In 2020, we recorded Goodwill impairment charges of $73 million related to our Specialty Pharmaceuticals business. Refer to Note A – Significant Accounting Policies for additional information.

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

Vertiflex, Inc.

On June 11, 2019, we announced the closing of our acquisition of Vertiflex, Inc. (Vertiflex), a privately-held company which developed and commercialized the Superion™ Indirect Decompression System, a minimally-invasive device used to improve physical function and reduce pain in patients with lumbar spinal stenosis (LSS). The transaction price consisted of an upfront cash payment of $465 million and contingent payments that are based on a percentage of Vertiflex sales growth in the first three years following the acquisition close. At the time of acquisition, we estimated the sales-based contingent payments to be in a range of zero to $100 million; however, the payments are uncapped over the three year earn-out period. Through December 31, 2020, we have made incremental payments of $20 million to the prior shareholders of Vertiflex in accordance with the terms of the agreement. Following the closing of the acquisition, we integrated the Vertiflex business into our Neuromodulation division.

Millipede, Inc.

On January 29, 2019, we announced the closing of our acquisition of Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. We were an investor in Millipede since the first quarter of 2018 as part of an investment and acquisition option agreement, whereby we purchased a portion of the outstanding shares of Millipede, along with newly issued shares of the company, for an upfront cash payment of $90 million. In the fourth quarter of 2018, upon the successful completion of a first-in-human clinical study, we exercised our option to acquire the remaining shares of Millipede. We held an interest of approximately 20 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. The transaction price for the remaining stake consisted of an upfront cash payment of $325 million and up to an additional $125 million payment upon achievement of a commercial milestone. Through December 31, 2020, we have not made any incremental payments to the prior shareholders of Millipede, as the commercial milestone has not yet been achieved. Following the closing of the acquisition, we integrated the Millipede business into our Interventional Cardiology division.

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
	$461

2018 Acquisitions

Augmenix, Inc.

On October 16, 2018, we announced the closing of our acquisition of Augmenix, Inc. (Augmenix), a privately-held company that developed and commercialized the SpaceOAR™ Hydrogel System to help reduce common and debilitating side effects that men may experience after receiving radiotherapy to treat prostate cancer. The transaction price consisted of an upfront cash payment of $500 million and up to $100 million in payments contingent upon achieving certain revenue-based milestones. Through December 31, 2020, we made incremental payments of $24 million to the prior shareholders of Augmenix in accordance with the terms of the agreement. Following the closing of the acquisition, we integrated the Augmenix business into our Urology and Pelvic Health division.

Claret Medical, Inc.

On August 2, 2018, we announced the closing of our acquisition of Claret Medical, Inc. (Claret), a privately-held company that has developed and commercialized the Sentinel™ Cerebral Embolic Protection System. The device is used to protect the brain during certain interventional procedures, predominately in patients undergoing transcatheter aortic valve replacement (TAVR). The transaction price consisted of an upfront cash payment of $220 million and an additional $50 million payment for achieving a reimbursement-based milestone that was achieved in the third quarter of 2018. Following the closing of the acquisition, we integrated the Claret business into our Interventional Cardiology division.

Cryterion Medical, Inc.

On July 5, 2018, we announced the closing of our acquisition of Cryterion Medical, Inc. (Cryterion), a privately-held company developing a single-shot cryoablation platform for the treatment of atrial fibrillation. We had been an investor in Cryterion since 2016 and held an interest of approximately 35 percent immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of $202 million. Following the closing of the acquisition, we integrated the Cryterion business into our Electrophysiology division.

NxThera, Inc.

On April 30, 2018, we announced the closing of our acquisition of NxThera, Inc. (NxThera), a privately-held company that developed the Rezūm™ System, a minimally invasive therapy in a growing category of treatment options for patients with benign prostatic hyperplasia (BPH). We held a minority interest immediately prior to the acquisition date. The transaction price to acquire the remaining stake consisted of an upfront cash payment of approximately $240 million and up to approximately $85 million in future potential payments contingent upon achieving commercial milestones over the four years following the date of acquisition. Through December 31, 2020, we have made incremental payments of $12 million to the prior shareholders of NxThera in accordance with the terms of the agreement. Following the closing of the acquisition, we integrated the NxThera business into our Urology and Pelvic Health division.

nVision Medical Corporation

On April 16, 2018, we announced the closing of our acquisition of nVision Medical Corporation (nVision), a privately-held company focused on women’s health. nVision developed the first and only device cleared by the U.S. Food and Drug Administration (FDA) to collect cells from the fallopian tubes, offering a potential platform for earlier diagnosis of ovarian cancer. The transaction price consisted of an upfront cash payment of $150 million and up to an additional $125 million in future potential payments contingent upon achieving certain clinical and commercial milestones over the four years following the date of acquisition. Following the closing of the acquisition, we integrated the nVision business into our Urology and Pelvic Health division. We discontinued the nVision R&D program during 2020 and do not expect to make any incremental payments to the prior shareholders.

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

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies. The goodwill recorded relating to our acquisitions is not deductible for tax purposes.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2018	$347
Amounts recorded related to current year acquisitions	127
Contingent consideration arrangements transferred	(16)
Contingent consideration net expense (benefit)	(35)
Contingent consideration payments	(68)
Balance as of December 31, 2019	$354
Contingent consideration net expense (benefit)	(100)
Contingent consideration payments	(58)
Balance as of December 31, 2020	$196

As of December 31, 2020, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our prior acquisitions was $532 million.

The $100 million benefit recorded in 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or in the case of nVision, for milestones that would not be achieved due to discontinuation of the R&D program.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$104 million	Discounted Cash Flow	Discount Rate	2%			2%
			Probability of Payment	90%			90%
			Projected Year of Payment	2027			2027
Revenue-based Payments	$93 million	Discounted Cash Flow	Discount Rate	12%	-	14%	13%
			Probability of Payment	80%	-	100%	100%
			Projected Year of Payment	2021	-	2024	2022
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our R&D, commercialization-based and revenue-based milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of December 31, 2020.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of December 31,
(in millions)	2020	2019
Equity method investments	$319	$264
Measurement alternative investments(1)	183	171
Publicly-held securities(2)	414	1
Notes receivable	2	23
	$918	$458
(1)    Measurement alternative investments are privately-held equity securities without readily determinable fair values that are measured at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, recognized in Other, net within our accompanying consolidated statements of operations.
(2)    Publicly-held equity securities are measured at fair value with changes in fair value recognized in Other, net within our consolidated statements of operations.

These investments are classified as Other long-term assets within our consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In 2020, we recorded a $363 million gain on our investment in Pulmonx Corporation presented in Other, net to remeasure to fair value based on observable market prices. As of December 31, 2020, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $272 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – ASSETS AND LIABILITIES HELD FOR SALE

On December 1, 2020, we announced the execution of a definitive agreement pursuant to which we agreed to sell our Specialty Pharmaceuticals business to Stark International Lux S.A.R.L., and SERB SAS, affiliates of SERB, a European specialty pharmaceutical group, for a purchase price of $800 million, subject to certain adjustments including cash on hand at the closing of the transaction. The agreement includes the transfer of five facilities and approximately 280 employees globally. The transaction is expected to close during the first half of 2021, subject to customary closing conditions.

As of December 31, 2020, we have classified the assets and liabilities of our Specialty Pharmaceuticals business (disposal group) as held for sale within our consolidated balance sheets at their respective carrying values, which approximates fair value, less costs to sell. Assets within the disposal group are presented within Assets held for sale and liabilities are presented within Other current liabilities within our consolidated balance sheets. Refer to Note A – Significant Accounting Policies for additional information.

The carrying amounts of the major classes of assets and liabilities of the disposal group as of December 31, 2020 are presented below:

(in millions)	As of December 31, 2020
Cash	$37
Trade accounts receivable, net	24
Inventories	79
Other current assets	17
Goodwill	175
Other intangible assets, net	758
Other long-term assets	45
Assets held for sale	$1,133

Accrued expenses and other current liabilities	$25
Other long-term liabilities	27
Deferred tax liability	148
Liabilities held for sale included in Other current liabilities	$200

In addition, as of December 31, 2020, we had foreign currency translation adjustments of $107 million contained within Accumulated other comprehensive income (loss), net of tax attributable to the Specialty Pharmaceuticals business to be released upon the closing of the transaction.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of December 31, 2020		As of December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization/Goodwill Impairment Charges	Gross Carrying Amount	Accumulated Amortization/Goodwill Impairment Charges
Technology-related	$11,059	$(6,179)	$12,020	$(5,706)
Patents	511	(407)	525	(408)
Other intangible assets	1,775	(1,220)	1,754	(1,081)
Amortizable intangible assets	$13,345	$(7,806)	$14,299	$(7,195)

Goodwill	$19,924	$(9,973)	$20,076	$(9,900)

IPR&D	257		662
Technology-related	120		120
Indefinite-lived intangible assets	$377		$782

During 2020, following receipt of regulatory approvals, we reclassified certain of our IPR&D intangible assets to amortizable technology-related assets and began amortization to reflect their use over their remaining lives.

Intangible asset impairment charges were $460 million in 2020, $105 million in 2019 and $35 million in 2018. The impairment charges recorded in 2020 were primarily associated with our acquisitions of Apama Medical Inc. and nVision Medical Corporation (nVision) following management’s decision to cancel the programs due to cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Intangible asset impairment charges in 2020 also included charges related to our acquisition of Sadra Medical, Inc. (Sadra Medical) as a result of lower sales forecasts, as well as the cost of quality remediation efforts following the voluntary recall of our LOTUS Edge™ Aortic Valve System and subsequent discontinuation of the LOTUS platform.

The following represents our goodwill balance by global reportable segment and our separately presented Specialty Pharmaceuticals operating segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Specialty Pharmaceuticals	Total
Balance as of December 31, 2018	$2,063	$1,924	$3,925	$—	$7,911
Foreign currency fluctuations and other changes	(1)	—	58	9	66
Goodwill acquired	—	268	1,712	238	2,218
Goodwill divested	—	—	(19)	—	(19)
Balance as of December 31, 2019	$2,061	$2,192	$5,676	$247	$10,176
Foreign currency fluctuations and other changes	(2)	3	22	—	22
Goodwill impairment charges	—	—	—	(73)	(73)
Goodwill reclassified to Current assets held for sale	—	—	—	(175)	(175)
Balance as of December 31, 2020	$2,059	$2,194	$5,697	$—	$9,951

In 2020, we recorded Goodwill impairment charges of $73 million related to our Specialty Pharmaceuticals business. We did not record any Goodwill impairment charges in 2019 or 2018. Refer to Note A – Significant Accounting Policies for further discussion of our goodwill and intangible asset impairment testing.

Estimated Amortization expense for each of the five succeeding fiscal years based upon our amortizable intangible asset portfolio as of December 31, 2020 is as follows (in millions):

Fiscal Year
2021	$689
2022	664
2023	651
2024	613
2025	560

NOTE E – HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS

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

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in Euro, Japanese yen, Chinese renminbi, Australian dollar and British pound sterling. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast, particularly resulting from the impact of COVID-19 on transaction volumes. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Hedge Designations and Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) within our consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within Cost of products sold in our consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within AOCI to earnings at that time.

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro, Swiss franc, Japanese yen, British pound sterling, South Korean won and Taiwan dollar. We elected to use the spot method to assess effectiveness for our derivatives that are designated as net investment hedges. Under the spot method, the change in fair value attributable to changes in the spot rate is recorded in the Foreign currency translation adjustment (CTA) component of OCI. We have elected to exclude the spot-forward difference from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. Amortization of the spot-forward difference is then reclassified from AOCI to current period earnings as a component of Interest expense in our consolidated statements of operations.

In November 2019, we completed an offering of €900 million (approximately $1.000 billion) in aggregate principal amount of 0.625% senior notes due in 2027 (December 2027 Notes). The euro-denominated debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional entities. We dedesignated a portion of the net investment hedge in 2020.

We also use forward currency contracts that are not part of designated hedging relationships under FASB ASC Topic 815 as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions. These non-designated currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year, and are marked-to-market with changes in fair value recorded to earnings within Other, net in our consolidated statements of operations.

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the British pound sterling-denominated purchase price of BTG. In 2019, we settled all outstanding contracts, for $294 million, which is presented within Payments for settlements of hedge contracts in our consolidated statements of cash flows. Upon settlement in 2019, we received £3.312 billion of cash to fund our acquisition of BTG, which translated into $4.303 billion based on hedged currency exchange rates. We recognized a $323 million loss in 2019 and a $29 million gain in 2018 in Other, net due to changes in fair value of the contracts.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of December 31, 2020 and December 31, 2019. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $29 million loss as of December 31, 2020 and a $34 million loss as of December 31, 2019. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of December 31, 2020 and December 31, 2019. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within Long-term debt in our consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of December 31, 2020 and December 31, 2019. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of December 31,
		2020	2019
Forward currency contracts	Cash flow hedge	$4,531	$3,891
Forward currency contracts	Net investment hedge	1,004	953
Foreign currency-denominated debt(1)	Net investment hedge	868	997
Forward currency contracts	Non-designated	4,946	4,377
Total Notional Outstanding		$11,349	$10,218
(1)    The €900 million (approximately $1.000 billion) debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional subsidiaries. We dedesignated a portion of the net investment hedges in 2020.

The remaining time to maturity as of December 31, 2020 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

The following presents the effect of our derivative and nonderivative instruments designated as cash flow and net investment hedges under FASB ASC Topic 815 in our accompanying consolidated statements of operations. Refer to Note Q – Changes in Other Comprehensive Income for the total amounts relating to derivative and nonderivative instruments presented within our consolidated statements of comprehensive income (loss).

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Year Ended December 31, 2020
Forward currency contracts
Cash flow hedges	$(99)	$22	$(77)	Cost of products sold	$3,465	$(83)	$19	$(64)
Net investment hedges(2)	(37)	8	(29)	Interest expense	361	(24)	5	(19)
Foreign currency-denominated debt
Net investment hedges(3)	(89)	21	(68)	Other, net	(362)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	361	5	(1)	4
Year Ended December 31, 2019
Forward currency contracts
Cash flow hedges	$150	$(34)	$117	Cost of products sold	$3,116	$(73)	$16	$(56)
Net investment hedges(2)	68	(15)	53	Interest expense	473	(43)	10	(33)
Foreign currency-denominated debt
Net investment hedges(3)	(14)	3	(11)	Other, net	358	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	473	3	(1)	2
Year Ended December 31, 2018
Forward currency contracts
Cash flow hedges	$167	$(38)	$130	Cost of products sold	$2,813	$19	$(4)	$15
Net investment hedges(2)	56	(13)	43	Interest expense	241	(27)	6	(21)
Interest rate derivative contracts
Cash flow hedges	(44)	10	(34)	Interest expense	241	(1)	—	(1)
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

As of December 31, 2020, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$21
Forward currency contracts	Net investment hedge	Interest expense	13
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

(in millions)	Location on Consolidated Statements of Operations	Year Ended December 31,
		2020	2019	2018
Net gain (loss) on currency hedge contracts	Other, net	$73	$(343)	$41
Net gain (loss) on currency transaction exposures	Other, net	(105)	(15)	(30)
Net currency exchange gain (loss)		$(32)	$(358)	$11

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

(in millions)	Location on Consolidated Balance Sheets(1)	As of December 31,
		2020	2019
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$53	$72
Forward currency contracts	Other long-term assets	109	216
		162	288
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	79	33
Total Derivative and Nonderivative Assets		$242	$321

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$44	$3
Forward currency contracts	Other long-term liabilities	54	8
Foreign currency-denominated debt(2)	Other long-term liabilities	1,094	998
		1,191	1,009
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	71	29
Total Derivative and Nonderivative Liabilities		$1,262	$1,037
(1)We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2)The €900 million (approximately $1.000 billion) debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional subsidiaries. We dedesignated a portion of the net investment hedges in 2020.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	December 31, 2020				December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,584	$—	$—	$1,584	$50	$—	$—	$50
Publicly-held securities	414	—	—	414	1	—	—	1
Hedging instruments	—	242	—	242	—	321	—	321
Licensing arrangements	—	—	365	365	—	—	518	518
	$1,998	$242	$365	$2,605	$51	$321	$518	$890
Liabilities
Hedging instruments	$—	$1,262	$—	$1,262	$—	$1,037	$—	$1,037
Contingent consideration liability	—	—	196	196	—	—	354	354
Licensing arrangements	—	—	407	407	—	—	571	571
	$—	$1,262	$603	$1,865	$—	$1,037	$925	$1,963

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $1.584 billion invested in money market funds and time deposits as of December 31, 2020 and $50 million as of December 31, 2019, we held $150 million in interest-bearing and non-interest-bearing bank accounts as of December 31, 2020 and $165 million as of December 31, 2019.

Our recurring fair value measurements using Level 3 inputs related to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, principally the contractual right to receive future royalty payments related to Zytiga™ Drug acquired with BTG. Prior to our acquisition of BTG, BTG agreed to pay 50 percent of the Zytiga royalty stream, net of certain offsets, to the inventors associated with the intellectual property. In the fourth quarter of 2019, we sold the remaining 50 percent we acquired through our acquisition with BTG of the future Zytiga royalty stream for an upfront cash payment of $256 million to the Ontario Municipal Employees Retirement System (OMERS). In accordance with FASB ASC Topic 860, Transfers and Servicing, we are accounting for the transfer of the royalty stream to OMERS as a secured borrowing, continue to recognize the financial asset and associated liability in our consolidated balance sheets and do not expect to receive any future cash benefit from Zytiga royalties.

We have elected the fair value option to account for our licensing arrangements' financial asset and financial liability in accordance with FASB ASC Topic 825, Financial Instruments. As of December 31, 2020, we have recorded the fair values using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our consolidated balance sheets as of December 31, 2020 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of December 31, 2020	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Financial Asset	$365 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2021	-	2025	2023
Financial Liability	$407 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2021	-	2027	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of December 31, 2020. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains or losses from the licensing arrangement.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2018	$—
Amounts recorded related to current year acquisition	567
Proceeds from royalty rights	(52)
Fair value adjustment (expense) benefit	3
Balance as of December 31, 2019	$518
Proceeds from royalty rights	(175)
Fair value adjustment (expense) benefit	22
Balance as of December 31, 2020	$365

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2018	$—
Amounts recorded related to current year acquisition	315
Proceeds from royalty rights transfer	256
Balance as of December 31, 2019	$571
Payments for royalty rights	(186)
Fair value adjustment expense (benefit)	22
Balance as of December 31, 2020	$407

Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods after initial recognition. The fair value of a measurement alternative investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Refer to Note B – Acquisitions and Strategic Investments for a discussion of our strategic investments and Note D – Goodwill and Other Intangible Assets for a discussion of the fair values of our intangible assets including goodwill.

The fair value of our outstanding debt obligations was $10.774 billion as of December 31, 2020, including $1.118 billion relating to the euro-denominated December 2027 Notes, and $11.020 billion as of December 31, 2019, including $1.004 billion relating to our euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note F – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE F – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.143 billion as of December 31, 2020 and $10.008 billion as of December 31, 2019, with current maturities of $13 million as of December 31, 2020 and $1.416 billion as of December 31, 2019. The debt maturity schedule for our long-term debt obligations is presented below:

	Issuance Date	Maturity Date	As of December 31,		Coupon Rate(1)
(in millions, except interest rates)			2020	2019
May 2022 Notes	May 2015	May 2022	$250	$500	3.375%
October 2023 Notes	August 2013	October 2023	244	244	4.125%
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
June 2025 Notes	May 2020	June 2025	500	—	1.900%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes	November 2019	December 2027	1,105	1,011	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
June 2030 Notes	May 2020	June 2030	1,200	—	2.650%
November 2035 Notes(2)	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
August 2022 Term Loan	August 2019	August 2022	—	1,000
Unamortized Debt Issuance Discount and Deferred Financing Costs		2022 - 2049	(88)	(83)
Unamortized Gain on Fair Value Hedges		2023	5	7
Finance Lease Obligation		Various	7	6
Long-term debt			$9,130	$8,592
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the euro-denominated December 2027 Notes, which bear an annual coupon, and the August 2022 Term Loan, which was a variable-rate instrument based on LIBOR.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Revolving Credit Facility

We maintain a $2.750 billion revolving credit facility (Revolving Credit Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. The credit agreement requires that we comply with certain covenants, including a financial covenant described within Financial Covenant below. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the Revolving Credit Facility. In April 2020, we entered into the April 2021 Term Loan, described below, and used the proceeds to repay a portion of the amounts outstanding under the Revolving Credit Facility. On May 28, 2020, we entered into an amendment of the credit agreement to permit payment of regularly scheduled quarterly cash dividends and other limited cash payments on our issued 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) and other capital stock issued by us, which is or becomes mandatorily convertible into or exchangeable for shares of our common stock. In May 2020, we completed our senior notes offering described below and used a portion of the proceeds to repay $450 million outstanding under the Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2020 or December 31, 2019.

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

On February 27, 2020, we entered into a $1.000 billion term loan credit agreement scheduled to mature on February 25, 2021 (February 2021 Term Loan). We used the proceeds from the February 2021 Term Loan to repay the remaining amounts outstanding on the Three-Year Delayed Draw Term Loan, described below. On May 28, 2020, we entered into an amendment of the credit agreement to permit payment of regularly scheduled quarterly cash dividends and other limited cash payments on our issued MCPS and other capital stock issued by us, which is or becomes mandatorily convertible into or exchangeable for shares of our common stock. The February 2021 Term Loan bears interest at an annual rate of LIBOR plus a margin of 0.85%. The credit agreement is subject to a financial covenant described below under Financial Covenant, and also contains customary events of default, which may result in the acceleration of any outstanding commitments. We used a portion of the proceeds from our May 2020 senior notes offering, described below, to prepay $750 million of amounts outstanding under the February 2021 Term Loan in the second quarter of 2020. In the third quarter of 2020, we prepaid the remaining $250 million and terminated the February 2021 Term Loan.

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

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the acquisition of BTG (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the acquisition of BTG (Three-Year Delayed Draw Term Loan). On August 19, 2019, for the purpose of funding the acquisition of BTG, we borrowed $1.000 billion under the Two-Year Delayed Draw Term Loan and $1.000 billion under the Three-Year Delayed Draw Term Loan. In 2019, we repaid all amounts outstanding on the Two-Year Delayed Draw Term Loan with proceeds from the sale of the Zytiga-related royalty interests, the December 2020 Term Loan and commercial paper and terminated the facility. As of December 31, 2019, we had $1.000 billion outstanding under the Three-Year Delayed Draw Term Loan (also referred to as the "August 2022 Term Loan" in the debt maturity schedule above). In the first quarter of 2020, we repaid all amounts outstanding on the Three-Year Delayed Draw Term Loan with proceeds from the February 2021 Term Loan and terminated the facility. As of December 31, 2020, we had no amounts outstanding under the Two and Three-Year Delayed Draw Term Loans and the facilities were terminated.

Financial Covenant

As of and through December 31, 2020, we were in compliance with the financial covenant required by our credit facilities described above.

	Covenant Requirement as of December 31, 2020	Actual as of December 31, 2020
Maximum permitted leverage ratio(1)	4.75 times	3.48 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the credit agreements, as amended.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) established a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) maintain the maximum permitted leverage ratio of 4.75 times through the remainder of 2020, with a step-down for each succeeding fiscal quarter end to 4.50 times, 4.25 times, 4.00 times and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the facility. In addition, pursuant to the April 21, 2020

Revolving Credit Facility and February 2021 Term Loan amendments, the definition of "Material Adverse Effect" has been amended to exclude the direct and indirect effects of the COVID-19 pandemic from what constitutes a material adverse effect through the remainder of 2020.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring and restructuring-related net charges related to our current or future restructuring plans. As of December 31, 2020, we had $101 million of the restructuring net charges exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of December 31, 2020, we had $926 million of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the Revolving Credit Facility, as discussed above. Outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. In the first quarter of 2020, we refinanced $1.360 billion of commercial paper using proceeds from the Revolving Credit Facility and did not have any commercial paper outstanding as of December 31, 2020.

	As of December 31,
(in millions, except maturity and yield)	2020	2019
Commercial paper outstanding (at par)	$—	$711
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,750	2,039
Weighted average maturity	0 days	55 days
Weighted average yield	—%	2.21%

Senior Notes

We had senior notes outstanding of $9.205 billion as of December 31, 2020 and $7.661 billion as of December 31, 2019.

On December 29, 2020, we redeemed $250 million of our $500 million 3.375% senior notes due 2022 (May 2022 Notes) at a redemption price calculated in accordance with the terms of the May 2022 Notes and its indenture, plus accrued and unpaid interest through, but excluding, the date of redemption.

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

In November 2019, we completed an offering of €900 million (approximately $1.000 billion) in aggregate principal amount of 0.625% senior notes due in 2027 (December 2027 Notes). The euro-denominated debt principal is a nonderivative instrument designated as a net investment hedge of our net investments in certain of our euro functional entities. Refer to Note E – Hedging Activities and Fair Value Measurements for additional information. We used a portion of the net proceeds from our November 2019 senior notes offering to repay certain outstanding principal amounts of our senior notes including $206 million of our $450 million 4.125% senior notes due 2023, $566 million of our $1.000 billion 4.000% senior notes due 2028 and $227 million of our $750 million 3.850% senior notes due 2025 and pay accrued and unpaid interest, premiums, fees and expenses in connection with the transaction. In 2019, we incurred associated debt extinguishment charges of $86 million presented in Interest expense in our consolidated statements of operations.

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

Our $8.855 billion of senior notes issued in 2009, 2013, 2015, 2018, 2019 and 2020 contain a change-in-control provision, which provides that each holder of the senior notes may require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate repurchased principal, plus accrued and unpaid interest, if a rating event, as defined in the indenture, occurs as a result of a change-in-control, as defined in the indenture. Any other credit rating changes may impact our borrowing cost, but do not require us to repay any borrowings.

Other Arrangements

We have accounts receivable factoring programs in certain European countries and with commercial banks in China and Japan which include promissory notes discounting programs. We account for our factoring programs as sales under FASB ASC Topic 860, Transfers and Servicing. We have no retained interest in the transferred receivables, other than collection and administration, and once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net in our accompanying consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

	As of December 31, 2020		As of December 31, 2019
Factoring Arrangements	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$148	1.9%	$171	1.4%
Yen denominated	240	0.6%	226	0.6%
Renminbi denominated(1)	—	3.5%	n/a	n/a
(1)    The Renminbi denominated factoring arrangement was entered into in 2020 and had remaining capacity available as of December 31, 2020. There were no amounts de-recognized for accounts receivable as of December 31, 2020 associated with this arrangement.

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $124 million as of December 31, 2020 and $105 million as of December 31, 2019, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2020 and December 31, 2019, none of the beneficiaries had drawn upon the letters of credit or guarantees, accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2020 and December 31, 2019.

Future minimum purchase obligations, relating primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business, were as of December 31, 2020 (in millions):

Fiscal Year	Unrecorded Purchase Obligations
2021	$403
2022	53
2023	41
2024	26
2025	13
Thereafter	—
$535

NOTE G – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, and vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. In accordance with FASB ASC Topic 842, Leases, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 56 years, some of which may include options to extend the leases for up to 10 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

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

Our operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our consolidated balance sheets. Finance leases are immaterial to our consolidated financial statements. Refer to Note F – Contractual Obligations and Commitments for additional information. The following table presents supplemental balance sheet information related to our operating leases:

	As of December 31,
(in millions)	2020	2019
Assets
Operating lease right-of-use assets in Other long-term assets	$458	$336
Liabilities
Operating lease liabilities in Other current liabilities	70	67
Operating lease liabilities in Other long-term liabilities	401	276

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	As of December 31,
	2020	2019
Weighted average remaining lease term	10.5 years	5.8 years
Weighted average discount rate	2.4%	3.7%

Our operating lease cost under FASB ASC Topic 842 was $92 million in 2020 and $80 million in 2019. Rent expense under FASB ASC Topic 840 amounted to $92 million in 2018.

The following table presents supplemental cash flow information related to our operating leases:

	Year Ended December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$91	$77

Right-of-use assets obtained in exchange for operating lease obligations were $202 million as of December 31, 2020 and $137 million as of December 31, 2019.

The following table presents the maturities of our operating lease liabilities as of December 31, 2020 (in millions):

Fiscal year	Operating Leases
2021	$86
2022	75
2023	60
2024	49
2025	43
Thereafter	218
Total future minimum operating lease payments	530
Less: imputed interest	(59)
Present value of operating lease liabilities	$471

As of December 31, 2020, we have additional leases for office space and warehouse space, that have not yet commenced, of approximately $25 million. These leases will commence in 2021 and thereafter with lease terms of up to 15 years.

NOTE H – RESTRUCTURING-RELATED ACTIVITIES

2019 Restructuring Plan

On November 15, 2018, our Board of Directors approved, and we committed to a global restructuring program (the 2019 Restructuring Plan). The 2019 Restructuring Plan is intended to support our effort to improve operating performance and meet anticipated market demands by ensuring that we are appropriately structured and resourced to deliver sustainable value to patients and customers. Key activities under the 2019 Restructuring Plan include supply chain network optimization intended to maximize our global manufacturing and distribution network capacity and building functional capabilities that support business growth. These activities were initiated in 2019, with the majority of activity expected to be complete by the end of 2022, following a one-year extension approved by our Board of Directors on February 22, 2021.

On February 22, 2021, our Board of Directors approved an extension and expansion of the 2019 Restructuring Plan to include additional cost optimization activities, including the centralization of certain functional capabilities within the international regions in which we operate, and a one-year extension of the program to complete these activities along with certain other initiatives that were delayed in 2020 due to restrictions related to the COVID-19 pandemic. We expect the majority of activity associated with our 2019 Restructuring Plan, including the expansion, to be substantially complete by the end of 2022.

The following table provides a summary of our estimates of total pre-tax charges associated with the 2019 Restructuring Plan, including the expansion, by major type of cost, of which approximately $340 million to $440 million are expected to result in cash outlays:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits	$75	-	$100
Other(1)	25	-	50
Restructuring-related expenses:
Other(2)	275	-	325
	$375	-	$475
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

The following table provides a summary of total pre-tax charges associated with the 2016 Restructuring Plan by major type of cost, of which approximately $255 million resulted in cash outlays:

Type of cost (in millions)	Total Amount Incurred
Restructuring charges:
Termination benefits	$86
Other(1)	21
Restructuring-related expenses:
Other(2)	164
$271
(1)    Consists primarily of consulting fees and costs associated with contract cancellations.
(2)    Comprised of other costs directly related to the 2016 Restructuring Plan, including program management, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities.
The following presents the restructuring and restructuring-related net charges (credits) by major type and line item within our accompanying consolidated statements of operations (in millions):

Year Ended December 31, 2020	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges	$27	$—	$24	$52
Restructuring-related expenses:
Cost of products sold	—	64	—	64
Selling, general and administrative expenses	—	—	51	51
Research and development expenses	—	—	4	4
	—	64	55	119
	$27	$64	$79	$171

Year Ended December 31, 2019	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges	$38	$—	$—	$38
Restructuring-related expenses:
Cost of products sold	—	32	—	32
Selling, general and administrative expenses	—	—	13	13
	—	32	13	44
	$38	$32	$13	$82

Year Ended December 31, 2018	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges	$32	$—	$4	$36
Restructuring-related expenses:
Cost of products sold	—	47	—	47
Selling, general and administrative expenses	—	—	12	12
	—	47	12	59
	$32	$47	$16	$96

LOTUS Discontinuation

On November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS platform. We estimate the decision will result in total pre-tax restructuring and restructuring-related net charges of approximately $80 million to $90 million, which includes $30 million to $40 million of estimated charges expected to result in future cash outlays. We recorded $55 million of restructuring and restructuring-related net charges associated with the product discontinuation in 2020, which is included in the table above for the year ended December 31, 2020, and expect the remaining activity to be substantially complete during early 2021.

In addition, during 2020 we recorded $119 million of inventory charges within Cost of products sold and $8 million of Intangible asset impairment charges associated with the product discontinuation.

The following table presents cumulative restructuring and restructuring-related net charges incurred as of December 31, 2020, related to our ongoing Restructuring Plans by major type:

(in millions)	2016 Restructuring Plan	2019 Restructuring Plan	Total
Termination benefits	$86	$38	$124
Other(1)	21	26	46
Total restructuring charges	106	64	171
Transfer costs	126	87	213
Other(2)	39	28	66
Restructuring-related charges	164	115	279
	$271	$179	$450
(1)    Consists primarily of consulting fees and costs associated with contract cancellations.
(2)    Comprised of other costs directly related to our Restructuring Plans, including program management, accelerated depreciation, and fixed asset write-offs.

Cumulative cash payments associated with our ongoing Restructuring Plans were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan	2019 Restructuring Plan	Total
Termination benefits	$89	$12	$100
Transfer costs	125	77	202
Other	41	25	67
	$255	$114	$369

NOTE I – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of December 31,
(in millions)	2020	2019
Trade accounts receivable	$1,637	$1,902
Allowance for credit losses	(105)	(74)
	$1,531	$1,828

The following is a rollforward of our Allowance for credit losses:

	Year Ended December 31,
(in millions)	2020	2019	2018
Beginning balance	$74	$68	$68
Cumulative effect adjustment for adoption of ASU 2016-13	10	n/a	n/a
Credit loss expense	49	23	19
Write-offs	(27)	(17)	(19)
Ending balance	$105	$74	$68
Note: Effective January 1, 2020, we adopted FASB ASC Topic 326 using the modified retrospective method, which requires that we recognize credit loss reserves when financial assets are established if credit losses are expected over the asset’s contractual life. Prior period amounts have not been restated and are presented in accordance with FASB ASC Topic 310. Please refer to Note R – New Accounting Pronouncements for additional information.

Inventories

	As of December 31,
(in millions)	2020	2019
Finished goods	$893	$971
Work-in-process	109	192
Raw materials	349	416
	$1,351	$1,579

Approximately 33 percent of our finished goods inventory as of December 31, 2020 and approximately 32 percent as of December 31, 2019 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Other current assets

	As of December 31,
(in millions)	2020	2019
Restricted cash and restricted cash equivalents	$208	$346
Derivative assets	133	105
Licensing arrangements	148	186
Other	263	243
	$751	$880

Property, plant and equipment, net

	As of December 31,
(in millions)	2020	2019
Land	$104	$117
Buildings and improvements	1,292	1,198
Equipment, furniture and fixtures	3,465	3,411
Capital in progress	446	442
	5,308	5,169
Less: accumulated depreciation	3,224	3,089
	$2,084	$2,079

Depreciation expense was $333 million in 2020, $311 million in 2019 and $296 million in 2018.

Other long-term assets

	As of December 31,
(in millions)	2020	2019
Restricted cash equivalents	$52	$43
Operating lease right-of-use assets	458	336
Derivative assets	109	216
Investments	918	458
Licensing arrangements	218	332
Other	166	144
	$1,921	$1,529

Accrued expenses

	As of December 31,
(in millions)	2020	2019
Legal reserves	$505	$470
Payroll and related liabilities	681	708
Rebates	331	298
Contingent consideration	26	56
Other	656	576
	$2,197	$2,109

Other current liabilities

	As of December 31,
(in millions)	2020	2019
Deferred revenue	$138	$144
Licensing arrangements	153	197
Taxes payable	158	265
Liabilities held for sale	200	—
Other	307	195
	$958	$800

Other long-term liabilities

	As of December 31,
(in millions)	2020	2019
Accrued income taxes	$547	$667
Legal reserves	64	227
Contingent consideration	171	299
Licensing arrangements	253	374
Operating lease liabilities	401	276
Deferred revenue	257	257
Other	615	535
	$2,309	$2,635

NOTE J – INCOME TAXES

Our Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Domestic	$(660)	$(1,145)	$35
Foreign	581	1,832	1,387
	$(79)	$687	$1,422

The related expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2020	2019	2018
Current
Federal	$(29)	$120	$(221)
State	(35)	54	(27)
Foreign	151	101	160
	87	275	(87)

Deferred
Federal	(26)	(146)	(124)
State	(6)	(18)	4
Foreign	(53)	(4,124)	(42)
	(85)	(4,288)	(162)
	$2	$(4,013)	$(249)

The reconciliation of income taxes at the federal statutory rate to the actual expense (benefit) for income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
		(reclassified)(1)	(reclassified)(1)
U.S. federal statutory income tax rate	(21.0)%	21.0%	21.0%
State income taxes, net of federal benefit	16.6%	6.7%	0.1%
Domestic taxes on foreign earnings	155.4%	21.9%	0.5%
Effect of foreign taxes	(40.7)%	(47.6)%	(8.4)%
Acquisition-related	(16.7)%	12.2%	2.1%
Research credit	(43.0)%	(4.2)%	(2.6)%
Valuation allowance	(42.0)%	1.1%	(5.2)%
Goodwill impairment charges	3.7%	—%	—%
Compensation-related	(7.7)%	(0.3)%	(1.0)%
Non-deductible expenses	64.4%	3.6%	0.8%
Uncertain tax positions	(96.8)%	1.4%	(22.0)%
TCJA net impact	—%	—%	(4.7)%
Intra-entity asset transfers	10.2%	(597.0)%	—%
Return to provision	(37.3)%	(0.2)%	(0.2)%
Change in tax rates	51.8%	(0.2)%	0.5%
Other, net	6.0%	(2.4)%	1.6%
	2.9%	(584.0)%	(17.5)%
(1)    Due to the disclosure of additional rate reconciling items in 2020, we have reclassified select items in prior years to align with the new categories disclosed in the current year.

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2020	2019
Deferred Tax Assets:
Inventory costs and related reserves	$10	$—
Tax benefit of net operating loss and credits	557	545
Reserves and accruals	308	258
Restructuring-related charges	23	20
Litigation and product liability reserves	82	168
Investment write-down	—	42
Compensation related	134	121
Federal benefit of uncertain tax positions	9	10
Intangible assets	3,551	3,447
Other	(6)	—
	4,668	4,611
Less: valuation allowance	(887)	(915)
	3,781	3,696
Deferred Tax Liabilities:
Property, plant and equipment	1	16
Unrealized gains and losses on derivative financial instruments	12	52
Investment write-up	34	—
Inventory costs and related reserves	—	2
Other	—	25
	47	95
Net Deferred Tax Assets	3,734	3,601
Prepaid on intercompany profit	194	195
Net Deferred Tax Assets and Prepaid on Intercompany Profit	$3,928	$3,796

Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit, are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location on Consolidated Balance Sheets	As of December 31,
Component		2020	2019
Prepaid on intercompany profit	Prepaid income taxes	$194	$195
Non-current deferred tax asset	Assets held for sale	2	—
Non-current deferred tax asset	Deferred tax assets	4,210	4,196
Deferred Tax Assets and Prepaid on Intercompany Profit		4,406	4,391

Non-current deferred tax liability	Deferred tax liabilities	330	595
Non-current deferred tax liability	Liabilities held for sale in Other current liabilities	148	—
Deferred Tax Liabilities		478	595

Net Deferred Tax Assets and Prepaid on Intercompany Profit		$3,928	$3,796

As of December 31, 2020, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $474 million. As of December 31, 2019, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $449 million. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $83 million as of December 31, 2020, as compared to $105 million as of December 31, 2019. These tax attributes expire periodically beginning in 2021.

During the fourth quarter of 2019, we completed intra-entity asset transfers of certain intellectual property rights among various wholly owned subsidiaries. These transactions occurred to more closely align the global economic ownership of our intellectual property rights with our current and future business operations. These transactions did not result in a taxable gain in any jurisdiction, however, some of the transactions did create a step-up in the tax-deductible basis in the transferred intellectual property rights in certain jurisdictions. As a result, we recorded deferred tax assets in the amount of $4.102 billion, which represents the book and tax basis differences measured at applicable statutory tax rates, net of a valuation allowance of $542 million.

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we established a valuation allowance of $887 million as of December 31, 2020 and $915 million as of December 31, 2019, representing a decrease of $28 million. The decrease in the valuation allowance as of December 31, 2020, as compared to December 31, 2019, is primarily due to current year utilization of loss carryforwards and the concurrent release of the related valuation allowance. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a benefit of $78 million in 2020, a charge of $13 million in 2019 and a charge of $37 million in 2018.

We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100.0 percent exemption from income tax in the first eight years of operations and 50.0 percent exemption in the following four years. This tax incentive resulted in income tax savings of $64 million for 2020, $173 million for 2019 and $146 million for 2018. The tax incentive for 100.0 percent exemption from income tax was renewed during 2019 and is expected to expire in 2027. The impact on Net income (loss) per common share - assuming dilution was $0.04 for 2020, $0.12 for 2019 and $0.10 for 2018. Additionally, we benefit from tax incentives in Puerto Rico resulting in income tax savings of $30 million for 2020, and immaterial amounts for 2019 and 2018.

As of December 31, 2020, we had $261 million of gross unrecognized tax benefits, of which a net $183 million, if recognized, would affect our effective tax rate. As of December 31, 2019, we had $455 million of gross unrecognized tax benefits, of which a net $355 million, if recognized, would affect our effective tax rate. As of December 31, 2018, we had $427 million of gross unrecognized tax benefits, of which a net $332 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2020	2019	2018
Beginning Balance	$455	$427	$1,238
Additions based on positions related to the current year	28	30	79
Additions based on positions related to prior years	6	45	4
Reductions for tax positions of prior years	(186)	(34)	(433)
Settlements with taxing authorities	(27)	(4)	(459)
Statute of limitation expirations	(15)	(9)	(3)
Ending Balance	$261	$455	$427
We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2016 and substantially all material state and local income tax matters through 2010. We have concluded all foreign income tax matters through 2013, with the exception of issues for Italy, which have concluded through 2002.

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

In the fourth quarter of 2018, we received a Revenue Agent Report (RAR) from the IRS for our 2011 through 2013 tax years. We remitted $93 million to the IRS in the fourth quarter of 2018 reflecting the net balance of tax and interest due for these years after consideration of amounts owed to us by the IRS. Due to the resolution of these tax years, we recorded a net tax benefit of $90 million in 2018 to remove a reserve related to these years.

In the third quarter of 2020, we received notification from the IRS regarding the examination of our 2014 through 2016 tax years stating that the Joint Committee on Taxation completed its review on July 21, 2020, and the IRS examination was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $91 million in the third quarter of 2020 to release the reserves related to these years. We received a refund of $62 million from the IRS in the fourth quarter of 2020 reflecting the net balance of amounts owed to us by the IRS after consideration of tax and interest due for these years.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $41 million accrued for gross interest and penalties as of December 31, 2020 and $19 million as of December 31, 2019. We recognized net tax expense related to interest and penalties of $7 million in 2020, as compared to a net tax benefit of $1 million in 2019 and a net tax benefit of $498 million in 2018. The increase in our net tax expense related to interest and penalties as of December 31, 2020, as compared to December 31, 2019, is related to reaching favorable settlements with the taxing authorities during 2019.

It is reasonably possible that within the next 12 months we will resolve transactional- related issues with foreign and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $27 million.

During 2018, we completed our analysis and recording of all tax effects related to the TCJA, as required under SAB 118, and recorded a net benefit of $67 million, exclusive of the one-time transition tax adjustment described below.

For the year ended December 31, 2017, we were required under the TCJA to calculate a one-time transition tax based on our total post-1986 foreign subsidiaries' earnings and profits (E&P) that we previously deferred from U.S. income taxes. As a result of various audit activities, the revised amount of transition tax was approximately $939 million as of December 31, 2020 as compared to $856 million as of December 31, 2018. We anticipate offsetting this liability against existing tax attributes reducing the required payment to approximately $597 million, which will be remitted over an eight-year period. We have begun remitting the required installment payments, with a balance remaining of $477 million as of December 31, 2020. In addition, we have provided for U.S. state income taxes of $20 million on all U.S. dollar-denominated E&P accumulated through December 31, 2017, which constitutes the preponderance of our foreign subsidiaries' accumulated E&P through December 31, 2017. We intend to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of December 31, 2017, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings and additional outside basis difference in these entities is not practicable.

We are subject to a territorial tax system under the TCJA, in which we are required to provide for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. We have established an accounting policy election to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the CARES Act was signed into law on March 27, 2020 and provided an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

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

Our accrual for legal matters that are probable and estimable was $569 million as of December 31, 2020 and $697 million as of December 31, 2019 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was mainly due to settlement payments related to litigation with Channel Medsystems, Inc. (Channel), partially offset by charges associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $208 million as of December 31, 2020 and $346 million as of December 31, 2019. Refer to Note A – Significant Accounting Policies for additional information.

We recorded litigation-related net charges of $278 million in 2020, primarily related to transvaginal mesh products, inclusive of a reserve related to claims made by a coalition of state attorneys general. Those claims settled in principle in the fourth quarter of 2020.

We recorded litigation-related net charges of $115 million in 2019, which included a net charge of $223 million in the fourth quarter of 2019, primarily related to litigation with Channel, net charges of $25 million in the third quarter of 2019 and $15 million in the second quarter of 2019, primarily related to transvaginal surgical mesh product liability litigation, and a gain of $148 million recorded in the first quarter of 2019, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation (Edwards) in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses in our consolidated statements of operations.

We recorded litigation-related net charges of $103 million in 2018, primarily related to transvaginal surgical mesh product liability litigation. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our financial covenant.

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

Patent Litigation

On October 28, 2015, BSC filed suit against Cook Group Limited and Cook Medical LLC (collectively, “Cook”) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct Endoscopic Hemoclip. The case was transferred to the District Court for the Southern District of Indiana. Cook filed seven Inter Partes Review (“IPR”) requests with the U.S. Patent and Trademark Office against the four asserted patents. All IPRs have concluded, and Cook and Boston Scientific both appealed the Patent Office’s IPR decisions to the Federal Circuit Court of Appeals. On April 30, 2020, the U.S. Court of Appeals ruled that claims from two of the Boston Scientific patents remain valid, remanding two of the patents for further review by the USPTO's Patent Trial and Appeal Board. In November, the Patent Office issued remand rulings invalidating several additional claims. The district court had stayed the case pending the appeals court decision on the IPRs, which is now complete. In the first or second quarter of 2021, the case will proceed before the United States District Court for the Southern District of Indiana, with BSC asserting two patents against Cook. Trial is anticipated in 2022.

On December 9, 2016, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement action against Nevro in United States District Court for the District of Delaware (16-cv-1163) alleging that ten U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ Spinal Cord Stimulation System. On June 22, 2020, this action was consolidated with case 18-cv-664, described below. The court set trial for October 2021.

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

On April 21, 2018, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement, theft of trade secrets and tortious interference with a contract action against Nevro in United States District Court for the District of Delaware (18-cv-664), and amended the complaint on July 18, 2018, alleging that nine U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ I and Senza™ II Spinal Cord Stimulation Systems. On December 9, 2019, Nevro filed an answer and counterclaims, in which it alleged that our Spinal Cord Stimulation systems infringe five Nevro patents. On June 22, 2020, this action was consolidated with case 16-cv-1163. The theft of trade secrets, patent counterclaims, and patent infringement claims from case 16-cv-1163 were set for trial in October 2021. The patent infringement claims from case 18-cv-664 were stayed pending IPRs. On January 6, 2021, the court stayed one of the patent infringement claims from case 16-cv-1163, such that it will proceed with the stayed patent infringement claims from case 18-cv-664.

On November 2, 2020, Koninklijke Philips N.V. and IP2IPO Innovations, Ltd. (“Philips”) served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain BSC cardiovascular diagnostic devices infringe six Philips patents.

Product Liability Litigation

As of January 27, 2021, approximately 54,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of January 27, 2021, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,000 cases and claims, adjusted to reflect the Company's analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,000 cases and claims, approximately 48,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. The pending cases are in various federal and state courts in the U.S. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases were specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S.

District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general offices regarding our transvaginal surgical mesh products. We have responded to those requests. On December 12, 2019 the Mississippi Attorney General filed suit against BSC in State Court alleging violations of the Mississippi Consumer Protection Act which the Company plans to vigorously defend. There are fewer than 60 claims in the United Kingdom and fewer than 125 cases in Australia. There are also fewer than 10 cases in Canada, inclusive of one certified class action, which has settled and received Court approval. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse.

We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as with respect to the actions that have resulted in verdicts against us and the costs of defense thereof associated with our transvaginal surgical mesh products. While we believe that our accrual associated with this matter is adequate, changes to this accrual may be required in the future as additional information becomes available. We have also established an accrual related to the claims made by the coalition of state attorneys general. While we continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims and intend to vigorously contest the cases and claims asserted against us that do not settle, the final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Initial trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

We are currently named a defendant in 118 filed product liability cases involving our Greenfield Vena Cava Filter, alleging various injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of an additional 597 claims, none of which have been filed.

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

On February 23, 2015, a judge for the Court of Modena (Italy) ordered a trial for Boston Scientific and three of its employees, as well as numerous other defendants charged in criminal proceedings. The charges arise from allegations that the defendants made improper donations to certain healthcare providers and other employees of the Hospital of Modena in order to induce them to conduct unauthorized clinical trials, as well as related government fraud in relation to the financing of such clinical trials. A trial began on February 24, 2016. On November 10, 2017, the Court issued a ruling that convicted one Boston Scientific employee but acquitted two others and levied a fine of €245 thousand against us and imposed joint and several civil damages of €620 thousand on all defendants. We continue to deny these allegations, and timely appealed the decision on May 10, 2018. On November 9, 2020, the Court of Appeal in Bologna reversed the judgements against Boston Scientific and its employee and acquitted them of all charges.

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

Other Proceedings

On May 16, 2018, Arthur Rosenthal et al., filed a plenary summons against Boston Scientific Corporation and Boston Scientific Limited with the High Court of Ireland alleging that payments are due pursuant a transaction agreement regarding Labcoat Limited, a company Boston Scientific purchased in 2008 that provided coating technology for drug-eluting stents.

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

On December 4, 2020 Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against Boston Scientific Corporation, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all other similarly situated, filed a second, materially similar class action complaint against Boston Scientific Corporation, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. The Company expects these cases to be superseded by a single amended and consolidated class action complaint in the first or second quarter of 2021. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it is conducting an investigation related to Boston Scientific’s decision to retire the LOTUS System, and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company is cooperating fully with the investigation. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System.

On December 16, 2020 Mariano Errichiello, individually and on behalf of all others similarly situated, filed a class action complaint against Boston Scientific Corporation, Michael F. Mahoney, Joseph M. Fitzgerald and Daniel J. Brennan stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System in United States District Court for the District of Massachusetts.

Refer to Note J – Income Taxes for information regarding our tax litigation.

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

On November 29, 2016 Nevro Corp. (Nevro) filed a patent infringement action against us and one of our subsidiaries, Boston Scientific Neuromodulation Corporation, in the U.S. District Court for the Northern District of California alleging that six U.S. patents (Alataris) owned by Nevro are infringed by our spinal cord stimulation systems. On June 29, 2017, Nevro amended the complaint to add an additional patent (Fang). On July 24, 2018, summary judgment was entered in favor of the Company and on July 31, 2018, we received final judgment and dismissal of the action. On July 31, 2018, Nevro filed an appeal. On April 9, 2020, the Court of Appeals for the Federal Circuit vacated the finding of indefiniteness as to certain patents, provided claim constructions for those patents, and remanded the case. On December 16, 2020, the district court dismissed all remaining claims with prejudice, ending the case with Nevro receiving none of its requested relief.

NOTE L – STOCKHOLDERS' EQUITY

Preferred Stock

We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2019, we had no shares of preferred stock issued or outstanding.

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2020, our MCPS had an aggregate liquidation preference of $1.006 billion.

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

On September 1, 2020, we paid to holders of our MCPS as of August 15, 2020 a cash dividend of $1.4361 per MCPS share (or $14 million in aggregate cash dividends), representing a dividend period beginning on the May 27, 2020 issuance date through August 31, 2020. On December 1, 2020, we paid to holders of our MCPS as of November 15, 2020 a cash dividend of $1.3750 per MCPS share (or $14 million in aggregate cash dividends), representing a dividend period beginning on September 1, 2020 through November 30, 2020. On February 1, 2021, the Audit Committee of our Board of Directors, pursuant to authority delegated to such committee by our Board of Directors, declared a cash dividend of $1.375 per MCPS share (or $14 million in aggregate cash dividends) to be paid on March 1, 2021 to holders of our MCPS as of February 15, 2021, representing a dividend period beginning December 1, 2020 through February 28, 2021. We have presented cumulative, unpaid dividends covering this period from December 1, 2020 through December 31, 2020 totaling $5 million within Accrued expenses within our consolidated balance sheets as of December 31, 2020.

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

On May 27, 2020, we completed an offering of 29,382,500 shares of common stock at a public offering price of $34.25 per share. The net proceeds from the common stock offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds from the May 27, 2020 MCPS and common stock offerings to repay remaining amounts outstanding under the April 2021 Term Loan and to pay related fees, expenses and premiums as discussed in Note F – Contractual Obligations and Commitments. The remaining proceeds are being used for general corporate purposes.

On January 25, 2013, our Board of Directors approved and on January 29, 2013, we announced a program authorizing the repurchase of up to $1.000 billion of our common stock (2013 share repurchase program). In the fourth quarter of 2020, we repurchased approximately 15.7 million shares of our common stock pursuant to the 2013 share repurchase program for a total of approximately $535 million in cash, which represented the full amount remaining under that authorization.

On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 share repurchase program). As of December 31, 2020, we had the full amount remaining available under the 2020 share repurchase program.

We did not repurchase any shares of our common stock during 2019 or 2018. There were approximately 263 million shares in treasury as of December 31, 2020 and 248 million shares in treasury as of December 31, 2019.

NOTE M – STOCK INCENTIVE AND PURCHASE PLANS

Employee and Director Stock Incentive Plans

In 2020, our Board of Directors and stockholders approved amendments to our 2011 Long-Term Incentive Plan effective October 1, 2020 (Amended and Restated 2011 LTIP), authorizing for issuance up to 171 million shares of our common stock. The Amended and Restated 2011 LTIP covers officers, directors, employees and consultants and provides for the grant of restricted or unrestricted common stock, restricted stock units (RSUs), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based RSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 187 million as of December 31, 2020. The Executive Compensation and Human Resources Committee (the Committee) of the Board of Directors, consisting of independent, non-employee directors may authorize the issuance of common stock and cash awards under the Amended and Restated 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.

Non-qualified options issued to employees are generally granted with an exercise price equal to the market price of our stock on the grant date, vest over a four-year service period and have a ten-year contractual life. In the case of qualified options, if the recipient owns more than ten percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards, including restricted stock awards (RSAs), RSUs and deferred stock units (DSUs) issued to employees are generally granted with an exercise price of zero and typically vest in four or five equal annual installments. These awards represent our commitment to issue shares to recipients after the vesting period. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient.

The following presents the impact of stock-based compensation on our consolidated statements of operations:

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Cost of products sold	$9	$8	$7
Selling, general and administrative expenses	130	120	109
Research and development expenses	30	28	24
	170	157	140
Income tax (benefit) expense	(28)	(24)	(21)
	$142	$133	$119
Net impact per common share - basic	$0.10	$0.10	$0.09
Net impact per common share - assuming dilution	$0.10	$0.09	$0.08

Stock Options

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2020			2019			2018
Options granted (in thousands)	3,819			2,992			3,491
Weighted-average exercise price	$41.79			$40.20			$27.26
Weighted-average grant-date fair value	$10.44			$11.76			$8.55
Black-Scholes Assumptions
Expected volatility	23%			24%			26%
Expected term (in years, weighted)	5.8			6.1			6.0
Risk-free interest rate	0.27%	-	1.72%	1.38%	-	2.61%	2.61%	-	3.01%

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

Expected Dividend Yield

We have not historically paid cash dividends on our common stock and currently we do not intend to pay cash dividends on our common stock. Therefore, we have assumed an expected dividend yield of zero in our grant-date fair value assessment.

Information related to stock options under stock incentive plans are as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2017	26,716	$13
Granted	3,491	27
Exercised	(4,385)	11
Cancelled/forfeited	(519)	22
Outstanding as of December 31, 2018	25,304	$16
Granted	2,992	40
Exercised	(4,872)	12
Cancelled/forfeited	(359)	24
Outstanding as of December 31, 2019	23,065	$19
Granted	3,819	42
Exercised	(3,096)	13
Cancelled/forfeited	(666)	27
Outstanding as of December 31, 2020	23,122	$24	5.5	$312
Exercisable as of December 31, 2020	15,105	17	4.1	290
Expected to vest as of December 31, 2020	7,683	37	8.2	22
Total vested and expected to vest as of December 31, 2020	22,787	$24	5.4	$312
The total intrinsic value of stock options exercised was $84 million in 2020, $140 million in 2019 and $90 million in 2018.

Non-Vested Stock

We value RSAs, RSUs and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2017	15,250	$18
Granted	4,375	28
Vested(1)	(6,194)	16
Forfeited	(748)	22
Balance as of December 31, 2018	12,683	$22
Granted	3,656	39
Vested(1)	(4,811)	20
Forfeited	(449)	27
Balance as of December 31, 2019	11,079	$29
Granted	3,609	41
Vested(1)	(4,147)	25
Forfeited	(554)	34
Balance as of December 31, 2020	9,987	$34
(1)The number of shares vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of shares that vested was approximately $172 million in 2020, $193 million in 2019 and $170 million in 2018.

Market-based DSU Awards

During 2020, 2019 and 2018, we granted market-based DSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total stockholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Healthcare Index over a three-year performance period. The number of DSUs ultimately granted under this program range from 0 percent to 200 percent of the target number of performance-based DSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout the three-year performance period to attain the full amount of the market-based DSUs that satisfied the market performance criteria.

We determined the fair value of the market-based DSU awards to be approximately $8 million for 2020, $10 million for 2019 and $7 million for 2018. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2020	2019	2018
	Awards	Awards	Awards
Stock price on date of grant	$42.16	$40.12	$27.09
Measurement period (in years)	2.9	2.9	2.9
Risk-free rate	1.37%	2.48%	2.36%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Free Cash Flow Performance-based DSU Awards

During 2020, 2019 and 2018, we granted free cash flow performance-based DSU awards to certain members of our senior management team. The attainment of these performance-based DSUs is based on our adjusted free cash flow (AFCF) measured against our internal annual financial plan performance for AFCF. AFCF is measured over a one-year performance period beginning January 1st of each year and ending December 31st. The number of DSUs ultimately granted under this program range from 0 percent to 150 percent of the target number of performance-based DSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based DSUs that satisfied the performance criteria.

The following table presents our assumptions used in determining the fair value of our AFCF awards currently expected to vest as of December 31, 2020:

	2020 AFCF	2019 AFCF	2018 AFCF
Fair value, net of forfeitures to date (in millions)	$6	$8	$11
Achievement of target payout	89%	90%	118%
Year-end stock price used in determining fair value	$35.95	$45.22	$35.34

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

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately five percent to all unvested stock-based awards as of December 31, 2020, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually or more frequently if there are significant changes in circumstances and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost

We expect to recognize the following future expense for awards outstanding as of December 31, 2020:

	Unrecognized Compensation Cost (in millions) (1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$35
Non-vested stock awards	169
	$204	1.7
(1)Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plans

Our global employee stock purchase plan provides for the granting of options to purchase up to 50 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2020, there were approximately 6 million shares available for future issuance under the employee stock purchase plan. We temporarily suspended our global employee stock purchase plan for the offering period for the second half of 2020 due to cost-savings initiatives in response to the COVID-19 pandemic and have resumed for the offering period for the first half of 2021.

Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

	Year Ended December 31,
	2020	2019			2018
Shares issued or to be issued (in thousands)	1,387	2,196			2,452
Range of purchase prices	$29.84	$29.29	-	$36.47	$21.49	-	$27.91
Expense recognized (in millions)	$10	$19			$17

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.

NOTE N – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2020	2019	2018
Weighted average shares outstanding - basic	1,416.7	1,391.5	1,381.0
Net effect of common stock equivalents	—	19.0	20.4
Weighted average shares outstanding - assuming dilution	1,416.7	1,410.6	1,401.4

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been antidilutive:

	Year Ended December 31,
(in millions)	2020	2019	2018
Common stock equivalents(1)	14	n/a	n/a
Stock options outstanding(2)	6	0	0
MCPS(3)	14	n/a	n/a
(1)    Represents common stock equivalents pursuant to our employee stock-based compensation plans, which are anti-dilutive in 2020 due to our Net loss position in this period.
(2)    Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(3)    Represents common stock issuable upon the conversion of MCPS. Refer to Note L – Stockholders' Equity for additional information.

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

In 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net loss was reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating Net loss available to common stockholders.

NOTE O – SEGMENT REPORTING

Our seven core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments that generate revenues from the sale of medical devices. We measure and evaluate our reportable segments based on net sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. Operating income of reportable segments as a percentage of net sales of reportable segments is defined as operating income of reportable segments divided by net sales of reportable segments. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), certain investment portfolio net losses (gains) and EU Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes in our consolidated statements of operations and are included in the reconciliation below.

Following our acquisition of BTG, we have included BTG’s Interventional Medicine business within our Peripheral Interventions operating segment, within the Cardiovascular reportable segment. We present BTG’s Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows (in millions, except percentages):

	Year Ended December 31,
Net sales	2020	2019	2018
MedSurg	$3,066	$3,307	$3,007
Rhythm and Neuro	2,752	3,140	3,041
Cardiovascular	3,876	4,208	3,777
Total net sales of reportable segments	9,694	10,654	9,823
All other (Specialty Pharmaceuticals)	219	81	n/a
Consolidated net sales	$9,913	$10,735	$9,823

	Year Ended December 31,
Depreciation expense	2020	2019	2018
MedSurg	$80	$75	$72
Rhythm and Neuro	96	92	91
Cardiovascular	154	138	133
Total depreciation expense of reportable segments	330	306	296
All other (Specialty Pharmaceuticals)	3	$6	n/a
Consolidated depreciation expense	$333	$311	$296

	Year Ended December 31,
Income (loss) before income taxes	2020	2019	2018
MedSurg	$1,079	$1,204	$1,102
Rhythm and Neuro	439	666	655
Cardiovascular	661	1,137	1,117
Total operating income of reportable segments	2,179	3,007	2,875
All other (Specialty Pharmaceuticals)	143	56	n/a
Unallocated amounts:
Corporate expenses, including hedging activities	(405)	(264)	(372)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU Medical Device Regulation (MDR) implementation costs	(1,208)	(582)	(398)
Amortization expense	(789)	(699)	(599)
Operating income (loss)	(80)	1,518	1,506
Other expense, net	1	(831)	(85)
Income (loss) before income taxes	$(79)	$687	$1,422

Operating income of reportable segments as a percentage of net sales of reportable segments	Year Ended December 31,
	2020	2019	2018
MedSurg	35.2%	36.4%	36.7%
Rhythm and Neuro	15.9%	21.2%	21.5%
Cardiovascular	17.1%	27.0%	29.6%

	As of December 31,
Total assets	2020	2019
MedSurg	$1,638	$1,803
Rhythm and Neuro	1,827	1,873
Cardiovascular	2,461	2,535
Total assets of reportable segments	5,926	6,211
All other (Specialty Pharmaceuticals)	1,133	211
Goodwill	9,951	10,176
Other intangible assets, net	5,917	7,886
All other corporate assets	7,850	6,082
	$30,777	$30,565

Following the announcement of our plan to sell our Specialty Pharmaceuticals business, as of December 31, 2020, we have classified the assets and liabilities of our Specialty Pharmaceuticals business (disposal group) as held for sale within our consolidated balance sheets at their respective carrying values, which approximates fair value, less costs to sell. Accordingly, the total assets of the Specialty Pharmaceuticals business as of December 31, 2020 reflected above include goodwill and intangible assets attributable to the disposal group that were not previously allocated to our reportable segments.

	As of December 31,
Long-lived assets	2020	2019	2018
U.S.	$1,151	$1,148	$1,061
Ireland	382	327	242
Other countries	551	604	478
Property, plant and equipment, net	2,084	2,079	1,782
Goodwill	9,951	10,176	7,911
Other intangible assets, net	5,917	7,886	6,372
Operating lease right-of-use assets in Other long-term assets	458	336	—
	$18,409	$20,477	$16,064

NOTE P – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Year Ended December 31,
	2020			2019			2018
Businesses	U.S.	OUS	Total	U.S.	OUS	Total	U.S.	OUS	Total
Endoscopy	$1,000	$780	$1,780	$1,080	$814	$1,894	$980	$781	$1,762
Urology and Pelvic Health	918	368	1,286	1,005	408	1,413	864	381	1,245
Cardiac Rhythm Management	992	712	1,704	1,135	804	1,939	1,159	792	1,951
Electrophysiology	118	169	287	148	180	329	150	161	311
Neuromodulation	610	151	761	695	178	873	624	155	779
Interventional Cardiology	981	1,317	2,299	1,293	1,522	2,816	1,154	1,436	2,590
Peripheral Interventions	888	689	1,577	741	651	1,392	608	579	1,187
Specialty Pharmaceuticals	193	27	219	70	11	81	n/a	n/a	n/a
Net Sales	$5,701	$4,212	$9,913	$6,167	$4,569	$10,735	$5,538	$4,286	$9,823

	Year Ended December 31,
Geographic Regions	2020	2019	2018
U.S.	$5,508	$6,097	$5,538
EMEA (Europe, Middle East and Africa)	2,097	2,264	2,176
APAC (Asia-Pacific)	1,781	1,898	1,727
LACA (Latin America and Canada)	307	395	383
Medical Devices	9,694	10,654	9,823
U.S.	193	70	n/a
International	27	11	n/a
Specialty Pharmaceuticals	219	81	n/a
Net Sales	$9,913	$10,735	$9,823

Emerging Markets(1)	$1,093	$1,252	$1,097
(1)    We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets which is currently comprised of the following countries: Argentina, Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Thailand, Turkey and Vietnam.

Contract liabilities are classified within Other current liabilities and Other long-term liabilities in our accompanying consolidated balance sheets. Our deferred revenue balance was $395 million as of December 31, 2020 and $400 million as of

December 31, 2019. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. We recognized revenue of $135 million in 2020 that was included in the above December 31, 2019 contract liability balance. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

We capitalize sales force commissions related to contracts with customers when the associated revenue is expected to be earned over a period that exceeds one year. Deferred commissions are primarily related to the sale of devices enabled with our LATITUDE™ Patient Management System. We have elected to expense commission costs when incurred for contracts with an expected duration of one year or less. Capitalized commission fees are amortized over the period the associated products or services are transferred. Similarly, we capitalize certain recoverable costs related to the delivery of the LATITUDE™ Remote Monitoring Service. These fulfillment costs are amortized over the average service period. Our total capitalized contract costs are immaterial to our consolidated financial statements.

We received FDA approval in mid-2020 and began the U.S. launch of our next generation WATCHMAN FLX™ Left Atrial Appendage Closure (LAAC) Device within our Interventional Cardiology business. The next generation WATCHMAN FLX™ Device is indicated to reduce the risk of stroke in patients with non-valvular atrial fibrillation (NVAF) who need an alternative to oral anticoagulation therapy by permanently closing off the left atrial appendage. In 2020, we recorded $179 million in revenue reserves primarily related to our conversion to a consignment commercial model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device in the U.S. In connection with the conversion, we repurchased customer-owned inventory and will recognize revenue for consigned units as they are consumed by customers.

Refer to Note A – Significant Accounting Policies for additional information on our accounting policies relating to revenue recognition.

NOTE Q – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of Other comprehensive income, net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2019	$142	$173	$(45)	$270
Other comprehensive income (loss) before reclassifications	95	(77)	(5)	13
(Income) loss amounts reclassified from accumulated other comprehensive income	(19)	(60)	3	(76)
Total other comprehensive income (loss)	76	(137)	(1)	(63)
Balance as of December 31, 2020	$218	$36	$(47)	$207

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2018	$(53)	$111	$(25)	$33
Other comprehensive income (loss) before reclassifications	228	116	(22)	322
(Income) loss amounts reclassified from accumulated other comprehensive income	(33)	(54)	2	(86)
Total other comprehensive income (loss)	195	62	(20)	237
Balance as of December 31, 2019	$142	$173	$(45)	$270

Refer to Note E – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in 2020 and in 2019.

NOTE R – NEW ACCOUNTING PRONOUNCEMENTS

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

Standards to be Implemented

ASC Update No. 2020-10

In October 2020, the FASB issued ASC Update No. 2020-10, Codification Improvements. Update No. 2020-10 amends a wide variety of Topics in the Codification in order to improve the consistency of the Codification and the application thereof, while leaving Generally Accepted Accounting Principles unchanged. Update No. 2020-10 is effective for annual periods beginning after December 15, 2020, for public business entities. We plan to adopt Update No. 2020-10 in the first quarter of 2021 and expect it will have an immaterial impact on our financial position and results of operations.

ASC Update No. 2020-06

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We plan to early adopt Update No. 2020-06 in the first quarter of 2021 and expect it will have an immaterial impact on our financial position and results of operations.

ASC Update No. 2019-12

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of Update No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. In addition to removing these exceptions, Update No. 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. Update No. 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within those annual periods. We plan to adopt Update No. 2019-12 in the first quarter of 2021 and expect it will have an immaterial impact on our financial position and results of operations.

No other new accounting pronouncements, issued or effective, during the period had, or is expected to have, a material impact on our consolidated financial statements.

NOTE S – EMPLOYEE RETIREMENT PLANS

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

In connection with the final purchase price allocation of BTG, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following assumptions were used to measure the fair value of the benefit obligation and associated plan assets as of the August 19, 2019 measurement date:

	Discount Rate	Expected Return on Plan Assets	Rate of Compensation Increase
U.K. Plan	0.4%	0.4%	3.4%

As of the measurement date of August 19, 2019, the funded status was as follows:

(in millions)
Fair value of plan assets	$213
Benefit obligation	(216)
Funded status	$(3)

Refer to Note B – Acquisitions and Strategic Investments for additional information on our acquisition of BTG.

Information about the U.K. Plan presented below are as of the December 31, 2020 and 2019 measurement dates.

Other International Retirement Plans

In addition, we maintain retirement plans covering certain international employees.

We use a December 31 measurement date for these plans and record the net unfunded and underfunded portion as a liability within non-current liabilities, with the current portion within accrued expenses, on the consolidated balance sheets, recognizing changes primarily through OCI. As of December 31, 2020 and 2019, the funded status of our plans were unfunded or underfunded in aggregate. The outstanding obligation is as follows:

	As of December 31, 2020
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$54	$58	$—	$58
U.K. Plan	226	226	223	3
Other International Retirement Plans	225	247	132	115
	$506	$532	$355	$177

	As of December 31, 2019
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$50	$54	$—	$54
U.K. Plan	212	212	209	3
Other International Retirement Plans	204	223	123	100
	$466	$488	$332	$156

A rollforward of the changes in the PBO for our retirement plans is as follows:

	Year Ended December 31,
(in millions)	2020	2019
Beginning obligations	$488	$232
Acquired plans	—	216
Service costs	19	15
Interest costs	5	5
Actuarial (gain) loss	22	—
Plan amendments and assumption changes	(5)	11
Benefits paid	(23)	(10)
Impact of foreign currency fluctuations	26	19
Ending obligation	$532	$488

The critical assumptions associated with our employee retirement plans for 2020 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return on Plan	Weighted Average Rate of Compensation Increase(1)

Domestic Retirement Plans	1.90%	n/a	1.50%
U.K. Plan	0.10%	0.10%	n/a
Other International Retirement Plans	0.67%	1.98%	2.40%
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

A rollforward of the changes in the fair value of plan assets for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2020	2019
Beginning fair value	$332	$107
Acquired plans	—	213
Actual return on plan assets	2	7
Employer contributions	12	13
Participant contributions	2	2
Actuarial gain (loss)	14	(20)
Benefits paid	(23)	(10)
Impact of foreign currency fluctuations	16	19
Ending fair value	$355	$332

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

For our U.K. Plan, we utilize the insurance buy-in methodology and base our discount rate on a yield curve reflective of the market pricing obtained in the most recent buy-in transaction, which occurred prior to the acquisition of BTG, and movements in market-observed buy-in pricing as of December 31, 2020. We believe this is a reasonable proxy for an effective settlement rate of the buy-in assets. The discount rate is calculated as the single equivalent assumption that gives the same value of the liabilities as if the figures were calculated using the full yield curve. We assume that all pension increases will continue to be linked to the Retail Price Inflation (RPI), both before and after retirement, for all members, with the exception of post-88 Guaranteed Minimum Pensions (GMP), which will be based on Consumer Price Inflation (CPI). We base our rate of expected return on plan assets as equal to the discount rate used to value the buy-in assets. The U.K. Plan assets' investment policy is to invest in fully matching assets. This has been achieved through the purchase of two buy-in policies (Buy-in contracts), which provide payments designed to equal all future benefit payments due from the fund. As of December 31, 2020, the Buy-in contracts represented 100% of the total plan assets, as compared to the target percentage of 100 percent, and are considered Level 3 investments. As of December 31, 2019, the Buy-in contracts represented 99 percent of the total plan assets, as compared to the target percentage of 100 percent, and are considered Level 3 investments.

The following table presents the fair value hierarchy of the U.K. Plan assets measured at fair value as of December 31, 2020:

	As of
	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Buy-in contracts	$—	$—	$223	$223
Total assets	$—	$—	$223	$223

The following table presents the fair value hierarchy of the U.K. Plan assets measured at fair value as of December 31, 2019:

	As of
	As of December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Total
Buy-in contracts	$—	$—	$207	$207
Cash	1	—	—	1
Total assets	$1	$—	$207	$209

Changes in the fair value of the U.K. Plan Level 3 assets were as follows:

(in millions)	Buy-in Contracts
Balance as of December 31, 2019	$209
Actual return on plan assets	1
Actuarial gain (loss)	15
Transfers out for benefits paid	(9)
Impact of foreign currency fluctuations	7
Balance as of December 31, 2020	$223

Defined Contribution Plan

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $102 million in 2020, $98 million in 2019 and $87 million in 2018.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	Mar 31,	June 30,	Sept 30,	Dec 31,
2020
Net sales	$2,543	$2,003	$2,659	$2,708
Gross profit	1,737	1,212	1,790	1,708
Operating income (loss)	146	(71)	(205)	50
Net income (loss)	11	(147)	(155)	210
Net income (loss) available to common stockholders	11	(153)	(169)	196
Net income (loss) per common share - basic	$0.01	$(0.11)	$(0.12)	$0.14
Net income (loss) per common share - assuming dilution	$0.01	$(0.11)	$(0.12)	$0.14

2019
Net sales	$2,493	$2,631	$2,707	$2,905
Gross profit	1,763	1,873	1,930	2,054
Operating income (loss)	541	384	383	210
Net income (loss)	424	154	126	3,996
Net income (loss) per common share - basic	$0.31	$0.11	$0.09	$2.87
Net income (loss) per common share - assuming dilution	$0.30	$0.11	$0.09	$2.83

Our reported results for 2020 included amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), and certain litigation-related net charges (credits), investment portfolio net losses (gains), EU MDR implementation costs, deferred tax expenses (benefits) and discrete tax items (after tax) of: $380 million in charges in the first quarter, $273 million in charges in the second quarter, $698 million in charges in the third quarter and $141 million of charges in the fourth quarter.

Our reported results for 2019 included amortization expense, intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), investment portfolio net losses (gains), EU MDR implementation costs, certain debt extinguishment net charges (credits), deferred tax expenses (benefits) and discrete tax items (after tax) of: $66 million in charges in the first quarter, $396 million in charges in the second quarter, $424 million in charges in the third quarter and $3.353 billion of credits in the fourth quarter. These after-tax net credits consisted primarily of: deferred tax benefits of $4.102 billion arising from an intra-entity asset transfer of intellectual property.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2020, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, while many of our employees worked remotely to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and to connect our physically dispersed team of finance professionals in offices around the world. While the quarterly close cycle was performed remotely, fundamentally, the work performed, and the processes and controls executed did not change.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020 and is incorporated into this Annual Report by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020 and is incorporated into this Annual Report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020 and is incorporated into this Annual Report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020 and is incorporated into this Annual Report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2020 and is incorporated into this Annual Report by reference.

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

3.3
Certificate of Designations of the 5.50% Mandatory Convertible Preferred Stock, Series A, filed with the Secretary of State of the State of Delaware on May 26, 2020 (incorporated herein by reference to Exhibit 3.1, Current Report on Form 8-K dated May 27, 2020, File No. 1-11083).

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

4.8
Indenture dated as of June 1, 2006, between the Company and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.9
7.375% Senior Note due January 15, 2040 in the aggregate principal amount of $300,000,000 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.10
4.125% Senior Note Due October 1, 2023 in the aggregate principle amount of $450,000,000 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated August 8, 2013, File No. 1-11083).

4.11	3.375% Senior Notes due 2022 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.12	3.850% Senior Notes due 2025 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated May 12, 2015, File No. 1-11083).

4.13
Indenture dated as of May 29, 2013, between the Company and U.S. Bank Association, as Trustee (incorporated herein by reference to Exhibit 4.1, Registration Statement on Form S-3 (File No 333-188918) filed on May 29, 2013).

4.14	4.000% Senior Notes Due 2028 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated February 26, 2018, File No. 1-11083).

4.15	3.450% Senior Note due 2024 (incorporated herein by reference to exhibit 4.2, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.16	3.750% Senior Note due 2026 (incorporated herein by reference to exhibit 4.3, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.17	4.000% Senior Note due 2029 (incorporated herein by reference to exhibit 4.4, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.18	4.550% Senior Note due 2039 (incorporated herein by reference to exhibit 4.5, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.19	4.700% Senior Note Due 2049 (incorporated herein by reference to Exhibit 4.6, Current Report on Form 8-K dated February 21, 2019, File No. 1-11083).

4.20	Form of 0.625% Senior Note Due 2027 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated November 6, 2019, File No. 1-11083).

4.21	Form of 1.900% Senior Note due 2025 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated May 14, 2020, File No. 1-11083).

4.22	Form of 2.650% Senior Note due 2030 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated May 14, 2020, File No. 1-11083).

4.23	Specimen Certificate of the Mandatory Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1, Current Report on Form 8-K dated May 27, 2020, File No. 1-11083).

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

10.35
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

10.37
Form of Offer Letter by and between the Company and Kevin J. Ballinger dated December 14, 2012 (incorporated by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, File No. 1-11083).#

10.38	The Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1, Registration No. 333-98755).#

10.39
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 (incorporated herein by reference to Exhibit 10.118, Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-11083).#

10.40	Form of Letter to Key Management Personnel re: Change in Control Agreement (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 28, 2013, File No. 1-11083).

10.41
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 24, 2013 File No. 1-11083). #

10.42
Boston Scientific Corporation Total Shareholder Return Performance Share Program, Performance Period January 1, 2014 - December 31, 2016 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 22, 2013 File No. 1-11083).#

10.43
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

10.45
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

10.49
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

10.52
Boston Scientific Corporation 2015 Annual Bonus Plan, effective as of January 1, 2015 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.53
Boston Scientific Corporation 2015 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.54	Boston Scientific Corporation 2015 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K dated October 28, 2014, File No. 1-11083). #

10.55
Boston Scientific Corporation Executive Retirement Plan, as amended and restated effective August 1, 2016 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated July 25, 2016, File No. 1-11083). #

10.56
Form of Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-11083). #

10.57
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

10.63
Boston Scientific Corporation 2016 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083)#

10.64	Boston Scientific Corporation 2016 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed October 5, 2015, File No. 001-11083)#

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

10.68
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

10.73
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

10.76
Boston Scientific Corporation 2018 Annual Bonus Plan, effective as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 17, 2017, File No. 001-11083).#

10.77
Boston Scientific Corporation 2018 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed November 17, 2017 File No. 1-11083).#

10.78
Boston Scientific Corporation 2018 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed November 17, 2017, File No. 001-11083). #

10.79
Form of Global Non-Qualified Stock Option Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.80
Form of Global Deferred Stock Unit Award Agreement under the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.81
Form of 2017 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.82
Form of 2017 Performance Share Unit Award Agreement under the 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, File No. 1-11083).#

10.83
Second Amended and Restated Credit and Security Agreement, dated as of February 7, 2017, by and among Boston Scientific Funding LLC, Boston Scientific Corporation, Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, New York Branch, as Lenders, Wells Fargo Bank, National Association and SMBC Nikko Securities America, Inc., as Co-Agents, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 10, 2017, File No. 1-11083).

10.84
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

10.86
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

10.90
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

10.94
Boston Scientific Corporation 2019 Annual Bonus Plan, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 19, 2018, File No. 001-11083).#

10.95
Boston Scientific Corporation 2019 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed November 19, 2018 File No. 1-11083).#

10.96	Boston Scientific Corporation 2019 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed November 19, 2018, File No. 1-11083).#

10.97
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

10.98	BTG plc Acquisition Rule 2.7 Announcement, dated November 20, 2018. (incorporated herein by reference to Exhibit 2.1, Current Report on Form 8-K filed November 23, 2018, File No. 1-11083).

10.99	BTG plc Cooperation Agreement, dated November 20, 2018. (incorporated herein by reference to Exhibit 2.2, Current Report on Form 8-K filed November 23, 2018, File No. 1-11083).

10.100
BTG plc Shareholder Undertaking of Invesco Asset Management Limited, dated November 20, 2018 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 23, 2018, File No. 1-11083).

10.101	BTG plc Shareholder Undertaking of Novo Holdings A/S, dated November 20, 2018 (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed November 23, 2018, File No. 1-11083).

10.102
BTG plc Shareholder Undertaking of Woodford Asset Management Limited, dated November 20, 2018 (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed November 23, 2018, File No. 1-11083).

10.103	BTG plc Form of Director Undertaking (incorporated herein by reference to Exhibit 10.4, Current Report on Form 8-K filed November 23, 2018, File No. 1-11083).

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

10.106
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

10.109
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

10.117
Boston Scientific Corporation 2020 Annual Bonus Plan, effective as of January 1, 2020 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 20, 2019, File No. 001-11083).#

10.118
Boston Scientific Corporation 2020 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed November 20, 2019 File No. 1-11083).#

10.119	Boston Scientific Corporation 2020 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed November 20, 2019, File No. 1-11083).#

10.120
Credit Agreement, dated as of December 5, 2019, by and among Boston Scientific Corporation, the several lenders parties thereto, Wells Fargo Bank, National Association, as Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated December 5, 2019, File No. 1-11083).

10.121
Credit Agreement dated as of February 27, 2020, by and among Boston Scientific Corporation, the several lenders parties thereto, Wells Fargo Bank, National Association, as Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated February 27, 2020, File No. 1-11083).

10.122
Credit Agreement dated as of April 21, 2020, by and among Boston Scientific Corporation, the several lenders parties thereto, Wells Fargo Bank, National Association, as Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated April 21, 2020, File No. 1-11083).

10.123
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

10.124
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

10.125	Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 7, 2020, File No. 1-11083).#

10.126
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

10.127
Underwriting Agreement relating to the Common Stock, dated as of May 21, 2020, among Boston Scientific Corporation and J.P. Morgan Securities LLC and BofA Securities Inc., as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.1, Current Report on Form 8-K filed May 28, 2020, File No. 1-11083).

10.128
Underwriting Agreement relating to the Mandatory Convertible Preferred Stock, dated as of May 21, 2020, among Boston Scientific Corporation and J.P. Morgan Securities LLC and BofA Securities Inc., as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.2, Current Report on Form 8-K filed May 28, 2020, File No. 1-11083).

10.129
Second Amendment, dated as of May 28, 2020, to February Term Loan Credit Agreement, by and among Boston Scientific Corporation, the several lenders parties thereto, and The Bank of Nova Scotia, as administrative agent. (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed May 29, 2020, File No. 1-11083).

10.130
Second Amendment, dated as of May 28, 2020, to Revolving Credit Agreement, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent. (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed May 29, 2020, File No. 1-11083).

10.131
Boston Scientific Corporation 2021 Annual Bonus Plan, effective as of January 1, 2021 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 24, 2020, File No. 001-11083).#

10.132
Boston Scientific Corporation 2021 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.2, Current Report on Form 8-K filed November 24, 2020, File No. 1-11083).#

10.133	Boston Scientific Corporation 2021 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.3, Current Report on Form 8-K filed November 24, 2020, File No. 1-11083).#

21*	List of the Boston Scientific's subsidiaries as of January 31, 2021.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2021	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 23, 2021	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 23, 2021	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 23, 2021	By:	/s/ Jonathan R. Monson

Jonathan R. Monson
Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 23, 2021	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 23, 2021	By:	/s/ Charles J. Dockendorff

Charles J. Dockendorff
Director

Dated: February 23, 2021	By:	/s/ Yoshiaki Fujimori

Yoshiaki Fujimori
Director

Dated: February 23, 2021	By:	/s/ Donna A. James

Donna A. James
Director

Dated: February 23, 2021	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 23, 2021	By:	/s/ Stephen P. MacMillan

Stephen P. MacMillan
Director

Dated: February 23, 2021	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 23, 2021	By:	/s/ John E. Sununu

John E. Sununu
Director

Dated: February 23, 2021	By:	/s/ Ellen M. Zane

Ellen M. Zane
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Cumulative effect adjustment for adoption of ASU 2016-13 (a)	Credit loss exposure (a)	Write-offs (c)	Charges to (Deductions from) Other Accounts (d)	Balance at End of Year
Year Ended December 31, 2020:
Allowances for credit losses (b)	$74	10	49	(27)	—	$105
Year Ended December 31, 2019:
Allowances for uncollectible accounts	$68	n/a	23	(17)	—	$74
Year Ended December 31, 2018:
Allowances for uncollectible accounts (e)	$98	n/a	19	(19)	(30)	$68
(a) Following the adoption of FASB ASC Topic 326 as of January 1, 2020, we record credit loss reserves to Allowance for credit losses when we establish Trade accounts receivable if credit losses are expected over the asset's contractual life. As a result of the adoption of FASB ASC Topic 326, we recorded a net reduction to opening retained earnings on January 1, 2020 related to the establishment of credit loss reserves on Trade accounts receivable and recorded a corresponding increase in the Allowance for credit losses, a contra Trade accounts receivable account. Prior period amounts have not been restated and are presented in accordance with FASB ASC Topic 310. Amounts shown within credit loss exposure above were established through selling, general and administrative expense.
(b) Beginning in 2020, Allowance for uncollectible accounts are referred to as Allowance for credit losses within our consolidated balance sheets.
(c) Represents actual write-offs of uncollectible accounts.
(d) Represents net change in allowances for sales returns, recorded as contra-revenue.
(e) Following the adoption of FASB ASC Topic 606 as of January 1, 2018, the allowance for sales returns has been reclassified from Trade accounts receivable, net to Other current liabilities within the consolidated balance sheets and is not included in the ending balance for 2018 above. Prior period balances remain unchanged.