Form 10-Q
period 2021-03-31
BOSTON SCIENTIFIC CORP
filed 2021-05-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of April 30, 2021 was 1,420,910,855.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net sales	$2,752	$2,543
Cost of products sold	894	806
Gross profit	1,858	1,737

Operating expenses:
Selling, general and administrative expenses	1,019	978
Research and development expenses	276	300
Royalty expense	12	12
Amortization expense	185	201
Intangible asset impairment charges	—	198
Contingent consideration net expense (benefit)	(6)	(108)
Restructuring net charges (credits)	5	10
Litigation-related net charges (credits)	4	—
Gain on disposal of business	(6)	—
	1,488	1,591
Operating income (loss)	370	146

Other income (expense):
Interest expense	(82)	(88)
Other, net	37	(36)
Income (loss) before income taxes	325	22
Income tax (benefit) expense	(16)	12
Net income (loss)	341	11
Preferred stock dividends	(14)	—
Net income (loss) available to common stockholders	$327	$11

Net income (loss) per common share — basic	$0.23	$0.01
Net income (loss) per common share — assuming dilution	$0.23	$0.01

Weighted-average shares outstanding
Basic	1,418.7	1,397.4
Assuming dilution	1,430.8	1,413.5

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income (loss)	$341	$11
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(83)	(177)
Net change in derivative financial instruments	129	75
Net change in defined benefit pensions and other items	1	—
Total other comprehensive income (loss)	47	(101)
Total comprehensive income (loss)	$388	$(91)

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,016	$1,734
Trade accounts receivable, net	1,631	1,531
Inventories	1,407	1,351
Prepaid income taxes	192	194
Assets held for sale	—	1,133
Other current assets	855	751
Total current assets	6,101	6,694
Property, plant and equipment, net	2,053	2,084
Goodwill	10,868	9,951
Other intangible assets, net	5,991	5,917
Deferred tax assets	4,173	4,210
Other long-term assets	1,714	1,921
TOTAL ASSETS	$30,900	$30,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$13	$13
Accounts payable	615	513
Accrued expenses	2,060	2,197
Other current liabilities	705	958
Total current liabilities	3,393	3,681
Long-term debt	9,082	9,130
Deferred income taxes	336	330
Other long-term liabilities	2,370	2,309

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,683,861,226 shares as of March 31, 2021 and 1,679,911,918 shares as of December 31, 2020	17	17
Treasury stock, at cost - 263,289,848 shares as of March 31, 2021 and December 31, 2020	(2,251)	(2,251)
Additional paid-in capital	19,750	19,732
Accumulated deficit	(2,050)	(2,378)
Accumulated other comprehensive income (loss), net of tax	254	207
Total stockholders’ equity	15,719	15,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,900	$30,777

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value	Shares Issued	Par Value
As of December 31, 2019	—	$—	1,642,488,911	$16	$(1,717)	$17,561	$(2,253)	$270
Net income (loss)							11
Cumulative effect adjustment for adoption of ASU 2016-13							(10)
Total other comprehensive income (loss)								(101)
Stock-based compensation			4,388,331			28
As of March 31, 2020	—	$—	1,646,877,242	$16	$(1,717)	$17,589	$(2,252)	$168
Net income (loss)							(147)
Total other comprehensive income (loss)								(37)
Preferred stock issuance	10,062,500	—				975
Common stock issuance			29,382,500	—		975
Preferred stock dividends							(5)
Stock-based compensation			493,824			50
As of June 30, 2020	10,062,500	$—	1,676,753,566	$17	$(1,717)	$19,590	$(2,405)	$131
Net income (loss)							(155)
Total other comprehensive income (loss)								20
Preferred stock dividends							(14)
Stock-based compensation			2,674,643			97
As of September 30, 2020	10,062,500	$—	1,679,428,209	$17	$(1,717)	$19,687	$(2,574)	$151
Net income (loss)							210
Total other comprehensive income (loss)								56
Preferred stock dividends							(14)
Repurchase of common stock					(535)
Stock-based compensation			483,709			45
As of December 31, 2020	10,062,500	$—	1,679,911,918	$17	$(2,251)	$19,732	$(2,378)	$207
Net income (loss)							341
Total other comprehensive income (loss)								47
Preferred stock dividends							(14)
Stock-based compensation			3,949,308			19
As of March 31, 2021	10,062,500	$—	1,683,861,226	$17	$(2,251)	$19,750	$(2,050)	$254

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net income (loss)	$341	$11
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on disposal of businesses	(6)	—
Depreciation and amortization	268	277
Deferred and prepaid income taxes	(1)	7
Stock-based compensation expense	47	42
Intangible asset impairment charges	—	184
Net loss (gain) on investments and notes receivable	(37)	22
Contingent consideration net expense (benefit)	(6)	(108)
Inventory step-up amortization	8	18
Foreign exchange (gain) loss	2	7
Other, net	22	43
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(117)	161
Inventories	(115)	(199)
Other assets	(128)	(128)
Accounts payable and accrued expenses	(10)	(456)
Other liabilities	16	42
Cash provided by (used for) operating activities	284	(77)
Purchases of property, plant and equipment	(75)	(100)
Proceeds from sale of property, plant and equipment	4	3
Payments for acquisitions of businesses, net of cash acquired	(706)	—
Proceeds from royalty rights	22	23
Payments for investments and acquisitions of certain technologies	(13)	(2)
Proceeds from sale of investments	38	—
Proceeds from disposal of businesses	801	—
Cash provided by (used for) investing activities	71	(76)
Payment of contingent consideration previously established in purchase accounting	(11)	(23)
Payments for royalty rights	(42)	(52)
Payments on short-term borrowings	—	(300)
Proceeds from short-term borrowings, net of debt issuance costs	—	1,000
Net increase (decrease) in commercial paper	—	(714)
Payments on borrowings from credit facilities	—	(479)
Proceeds from borrowings on credit facilities	—	1,839
Payments on long-term borrowings and debt extinguishment costs	—	(1,000)
Cash dividends paid on preferred stock	(14)	—
Cash used to net share settle employee equity awards	(46)	(57)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	18	42
Cash provided by (used for) financing activities	(95)	256
Effect of foreign exchange rates on cash	(3)	(9)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	258	93
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,995	607
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,253	$700
See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Three Months Ended March 31,
(in millions)	2021	2020
Supplemental Information
Stock-based compensation expense	$47	$42
Fair value of contingent consideration recorded in purchase accounting	219	—
Non-cash impact of transferred royalty rights	(22)	(23)

	As of March 31,
Reconciliation to amounts in the unaudited consolidated balance sheets:	2021	2020
Cash and cash equivalents	$2,016	$370
Restricted cash and restricted cash equivalents included in Other current assets	184	288
Restricted cash equivalents included in Other long-term assets	53	42
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,253	$700

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the first quarter of 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Amounts reported in millions within this quarterly report are computed based on the amounts in thousands. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

Subsequent Events
We evaluate events occurring after the date of our accompanying unaudited consolidated balance sheet for potential recognition or disclosure in our financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note H – Commitments and Contingencies and Note I – Stockholders' Equity for further details.

NOTE B – ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS

Our accompanying unaudited consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We completed one acquisition and one divestiture in the first quarter of 2021 and did not complete any acquisitions or divestitures during the first quarter of 2020. We have not presented supplemental pro forma financial information for completed acquisitions or divestitures given their results are not material to our accompanying unaudited consolidated financial statements. Transaction costs for all acquisitions and divestitures completed during 2021 and 2020 were immaterial to our accompanying unaudited consolidated financial statements and were expensed as incurred.

On March 3, 2021, we announced our entry into a definitive agreement to acquire the global surgical business of Lumenis LTD. (Lumenis), a privately-held company that develops and commercializes energy-based medical solutions, for an upfront cash payment of approximately $1.070 billion subject to closing adjustments. The global surgical business of Lumenis includes innovative laser systems, fibers, and accessories used for urology and otolaryngology procedures. The acquisition is expected to close during the second half of 2021, subject to customary closing conditions. Following the closing of the acquisition, we plan to integrate the Lumenis business into our Urology and Pelvic Health division.

2021 Acquisition

On March 1, 2021, we completed the acquisition of Preventice Solutions, Inc. (Preventice), a privately-held company which offers a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. The transaction consisted of an upfront cash payment of $925 million and up to an additional $300 million in a potential commercial milestone payment. We have been an investor in Preventice since 2015 and held an equity stake of approximately 22 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests, which resulted in a $195 million gain recognized within Other, net in the first quarter of 2021. The transaction price for the remaining stake consisted of an upfront cash payment of $706 million, net of cash acquired, and up to approximately $230 million in an additional future revenue-based payment. The Preventice business is being managed by our Cardiac Rhythm Management division.

Purchase Price Allocation

The preliminary purchase price was comprised of the amounts presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations. As of March 31, 2021, the valuation studies necessary to determine the fair market value of the assets acquired and liabilities assumed are preliminary, including the projection of the underlying cash flows used to determine the fair value of the identified intangible assets and contingent consideration liability.

(in millions)
Payment for acquisition, net of cash acquired	$706
Fair value of contingent consideration	219
Fair value of prior interest	269
$1,194

The preliminary purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$924
Amortizable intangible assets	236
Other assets acquired	66
Liabilities assumed	(32)
$1,194

We allocated a portion of the preliminary purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$214	9	10%
Other intangible assets	22	8	10%
	$236
Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies and is not deductible for tax purposes.

2021 Divestiture

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business to Stark International Lux S.A.R.L., and SERB SAS, affiliates of SERB, a European specialty pharmaceutical group, for a purchase price of approximately $800 million, subject to certain adjustments including cash on hand at the closing of the transaction. The agreement included the transfer of five facilities and approximately 280 employees globally.

We classified the assets and liabilities of the Specialty Pharmaceuticals business (disposal group) as held for sale within our consolidated balance sheet as of December 31, 2020 at their respective carrying values, which approximated fair value, less costs to sell. Assets within the disposal group are presented within Assets held for sale and liabilities are presented within Other current liabilities within our consolidated balance sheet as of December 31, 2020. Refer to Note C – Assets and Liabilities Held for Sale to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information. In the first quarter of 2021, we recognized a $6 million Gain on disposal of business associated with the transaction within our accompanying unaudited consolidated statements of operations.

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2020	$196
Amount recorded related to current year acquisitions	219
Contingent consideration net expense (benefit)	(6)
Contingent consideration payments	(11)
Balance as of March 31, 2021	$398

As of March 31, 2021, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was $754 million, which includes amounts related to our acquisition of Preventice. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$103 million	Discounted Cash Flow	Discount Rate	2%			2%
			Probability of Payment	90%			90%
			Projected Year of Payment	2027			2027
Revenue-based Payments	$296 million	Discounted Cash Flow	Discount Rate	4%	-	14%	7%
			Probability of Payment	80%	-	100%	100%
			Projected Year of Payment	2021	-	2024	2022
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of March 31, 2021.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	March 31, 2021	December 31, 2020
Equity method investments	$246	$319
Measurement alternative investments(1)	182	183
Publicly-held equity securities(2)	213	414
Notes receivable	2	2
	$643	$918
(1)    Measurement alternative investments are privately-held equity securities without readily determinable fair values that are measured at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, recognized in Other, net within our accompanying unaudited consolidated statements of operations.
(2)    Publicly-held equity securities are measured at fair value with changes in fair value recognized in Other, net within our accompanying unaudited consolidated statements of operations.

These investments are classified as Other long-term assets within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In the first quarter of 2021, we recorded a $146 million net loss on our investment in Pulmonx Corporation presented in Other, net associated with the partial disposition of our ownership and remeasurement of our remaining investment to fair value based on observable market prices. In addition, on March 1, 2021, we completed our acquisition of Preventice, in which we previously held an equity interest. As of March 31, 2021, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $286 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of March 31, 2021		As of December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs(1)	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$11,279	$(6,325)	$11,059	$(6,179)
Patents	499	(397)	511	(407)
Other intangible assets	1,810	(1,252)	1,775	(1,220)
Amortizable intangible assets	$13,588	$(7,975)	$13,345	$(7,806)

Goodwill	$20,768	$(9,900)	$19,924	$(9,973)

IPR&D	$257		$257
Technology-related	120		120
Indefinite-lived intangible assets	$377		$377
(1)    In the fourth quarter of 2020, we recorded goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business and classified the remaining assets and liabilities as held for sale as of December 31, 2020. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. The goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business are no longer presented within accumulated write-offs above as of March 31, 2021.

The increase in our balance of goodwill and intangible assets is primarily related to our acquisition of Preventice in the first quarter of 2021.

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

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Total
As of December 31, 2020	$2,059	$2,194	$5,697	$9,951
Impact of foreign currency fluctuations and other changes in carrying amount	(3)	(1)	(2)	(6)
Goodwill acquired	—	924	—	924
As of March 31, 2021	$2,056	$3,117	$5,695	$10,868

Prior to the divestiture on March 1, 2021, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

Goodwill and Indefinite-Lived Intangible Asset Impairment Testing

We did not record any goodwill impairment charges in the first quarter 2021 or 2020. We did not record any Intangible asset impairment charges in the first quarter 2021 and recorded $198 million of Intangible asset impairment charges in the first quarter of 2020.

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

The impairment charges recorded in the first quarter of 2020 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of nVision. These charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

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

Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

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

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in Euro, Japanese yen, Chinese renminbi and Australian dollar. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Hedge Designations and Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) within our accompanying unaudited consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within Cost of products sold in our accompanying unaudited consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within Accumulated other comprehensive income (loss), net of tax (AOCI) to earnings at that time.

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Swiss franc, Japanese yen, British pound sterling, South Korean won and Taiwan dollar. For these derivative instruments, we elected to use the spot method to assess hedge effectiveness. We also elected to exclude the spot-forward difference, referred to as the excluded component, from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. As such, we defer recognition of foreign currency gains and losses within the Foreign currency translation adjustment (CTA) component of OCI, and we reclassify amortization of the excluded component from AOCI to current period earnings within Interest expense in our accompanying unaudited consolidated statements of operations.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of March 31, 2021 and December 31, 2020, we designated as a net investment hedge a portion of our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027. For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

We also use forward currency contracts that are not part of designated hedging relationships under FASB ASC Topic 815 as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions. These non-designated currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year, and are marked-to-market with changes in fair value recorded to earnings within Other, net in our accompanying unaudited consolidated statements of operations.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of March 31, 2021 and December 31, 2020. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $28 million loss as of March 31, 2021 and a $29 million loss as of December 31, 2020. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of March 31, 2021 and December 31, 2020. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within Long-term debt in our accompanying unaudited consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of March 31, 2021 and December 31, 2020. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2021	December 31, 2020
Forward currency contracts	Cash flow hedge	$4,741	$4,531
Forward currency contracts	Net investment hedge	1,004	1,004
Foreign currency-denominated debt(1)	Net investment hedge	927	868
Forward currency contracts	Non-designated	5,296	4,946
Total Notional Outstanding		$11,969	$11,349
(1)    Foreign currency-denominated debt is the portion of the €900 million debt principal designated as a net investment hedge.

The remaining time to maturity as of March 31, 2021 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

The following presents the effect of our derivative and nonderivative instruments designated as cash flow and net investment hedges under FASB ASC Topic 815 in our accompanying unaudited consolidated statements of operations. Refer to Note M – Changes in Other Comprehensive Income for the total amounts relating to derivative and nonderivative instruments presented within our accompanying unaudited consolidated statements of comprehensive income (loss).

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2021
Forward currency contracts
Cash flow hedges	$171	$(39)	$133	Cost of products sold	$894	$(6)	$1	$(5)
Net investment hedges(2)	52	(12)	40	Interest expense	82	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges(3)	48	(11)	37	Other, net	(37)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	82	1	—	1
Three Months Ended March 31, 2020
Forward currency contracts
Cash flow hedges	$119	$(27)	$92	Cost of products sold	$806	$(23)	$5	$(18)
Net investment hedges(2)	22	(26)	(4)	Interest expense	88	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges(3)	24	(2)	22	Other, net	36	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	88	1	—	1
(1)    In all periods presented in the table above, the pre-tax (gain) loss amounts reclassified from AOCI to earnings represent the effect of the hedging relationships on earnings. All other amounts included in earnings related to hedging relationships were immaterial.
(2)    For our outstanding forward currency contracts designated as net investment hedges, the net gain or loss reclassified from AOCI to earnings as a reduction of Interest expense represents the straight-line amortization of the excluded component as calculated at the date of designation. This initial value of the excluded component has been excluded from the assessment of effectiveness in accordance with FASB ASC Topic 815. In the current and prior period, we did not recognize any gains or losses on the components included in the assessment of hedge effectiveness in earnings.
(3)    For our outstanding euro-denominated debt principal designated as a net investment hedge, the change in fair value attributable to changes in the spot rate is recorded in the CTA component of OCI. No amounts were reclassified from AOCI to current period earnings.

As of March 31, 2021, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$79
Forward currency contracts	Net investment hedge	Interest expense	9
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2021	2020
Net gain (loss) on currency hedge contracts	Other, net	$(1)	$(15)
Net gain (loss) on currency transaction exposures	Other, net	(1)	8
Net currency exchange gain (loss)		$(2)	$(7)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		March 31, 2021	December 31, 2020
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$122	$53
Forward currency contracts	Other long-term assets	209	109
		332	162
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	67	79
Total Derivative and Nonderivative Assets		$399	$242

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$22	$44
Forward currency contracts	Other long-term liabilities	28	54
Foreign currency-denominated debt(2)	Other long-term liabilities	1,044	1,094
		1,094	1,191
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	57	71
Total Derivative and Nonderivative Liabilities		$1,151	$1,262
(1)    We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2)    Foreign currency-denominated debt is the portion of the €900 million debt principal designated as a net investment hedge. A portion of this notional is subject to de-designation and re-designation based on changes in the underlying hedged item.

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
Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,759	$—	$—	$1,759	$1,584	$—	$—	$1,584
Publicly-held equity securities	213	—	—	213	414	—	—	414
Hedging instruments	—	399	—	399	—	242	—	242
Licensing arrangements	—	—	338	338	—	—	365	365
	$1,971	$399	$338	$2,708	$1,998	$242	$365	$2,605
Liabilities
Hedging instruments	$—	$1,151	$—	$1,151	$—	$1,262	$—	$1,262
Contingent consideration liability	—	—	398	398	—	—	196	196
Licensing arrangements	—	—	356	356	—	—	407	407
	$—	$1,151	$754	$1,906	$—	$1,262	$603	$1,865

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $1.759 billion invested in money market funds and time deposits as of March 31, 2021 and $1.584 billion as of December 31, 2020, we held $257 million in interest-bearing and non-interest-bearing bank accounts as of March 31, 2021 and $150 million as of December 31, 2020.

Our recurring fair value measurements using Level 3 inputs related to our contingent consideration liability. Refer to Note B – Acquisitions, Divestitures and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We recognized a financial asset and associated liability for our licensing arrangements at fair value in our accompanying unaudited consolidated balance sheets using the fair value option in accordance with FASB ASC Topic 825, Financial Instruments.

As of March 31, 2021, we have recorded the fair value of the financial asset and associated liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of March 31, 2021.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of March 31, 2021 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of March 31, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$338 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2021	-	2025	2023
Financial Liability	$356 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2021	-	2026	2023
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

We own the contractual right to receive 50 percent of the future royalty payments from the licensee and remit such payments to the inventors associated with the intellectual property. Royalty payments we receive reduce the fair value of the financial asset and are presented within Proceeds from royalty rights, and payments we remit to inventors reduce the fair value of the financial liability and are presented within Payments for royalty rights within our unaudited consolidated statements of cash flows. We sold our right to receive and retain the other 50 percent of the future royalty payments in 2019 for an upfront cash payment, which we accounted for as a secured borrowing in accordance with FASB ASC Topic 860, Transfers and Servicing. Although we sold these rights, we continue to recognize at fair value the future royalty payments as a financial asset and associated liability. Royalty payments associated with the rights we sold no longer impact our cash flows, and we present this activity as Non-cash impact of transferred royalty rights in the supplemental information to our unaudited consolidated statements of cash flows. We reduce the fair value of the financial asset and associated liability when such non-cash activity occurs.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2020	$365
Proceeds from royalty rights	(22)
Non-cash impact of transferred royalty rights	(22)
Fair value adjustment (expense) benefit	16
Balance as of March 31, 2021	$338

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2020	$407
Payments for royalty rights	(42)
Non-cash impact of transferred royalty rights	(22)
Fair value adjustment expense (benefit)	13
Balance as of March 31, 2021	$356

Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods after initial recognition. The fair value of a measurement alternative investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Refer to Note B – Acquisitions, Divestitures and Strategic Investments for a discussion of our strategic investments, and Note C – Goodwill and Other Intangible Assets for a discussion of the fair values of our intangible assets including goodwill.

The fair value of our outstanding debt obligations was $10.225 billion as of March 31, 2021, including $1.067 billion relating to our euro-denominated December 2027 Notes, and $10.774 billion as of December 31, 2020, including $1.118 billion relating to our euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.095 billion as of March 31, 2021 and $9.143 billion as of December 31, 2020, with current maturities of $13 million as of March 31, 2021 and $13 million as of December 31, 2020. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			March 31, 2021	December 31, 2020
May 2022 Notes	May 2015	May 2022	$250	$250	3.375%
October 2023 Notes	August 2013	October 2023	244	244	4.125%
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
June 2025 Notes	May 2020	June 2025	500	500	1.900%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes	November 2019	December 2027	1,055	1,105	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
June 2030 Notes	May 2020	June 2030	1,200	1,200	2.650%
November 2035 Notes(2)	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2022 - 2049	(85)	(88)
Unamortized Gain on Fair Value Hedges		2023	5	5
Finance Lease Obligation		Various	6	7
Long-term debt			$9,082	$9,130
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the euro-denominated December 2027 Notes, which bear an annual coupon.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Revolving Credit Facility

We maintain a $2.750 billion revolving credit facility (Revolving Credit Facility) with a global syndicate of commercial banks that matures on December 19, 2023 with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. The credit agreement requires that we comply with the financial covenant described below. There were no amounts outstanding under the Revolving Credit Facility as of March 31, 2021 or December 31, 2020.

Financial Covenant

As of and through March 31, 2021, we were in compliance with the financial covenant required by all existing credit facilities described above:

	Covenant Requirement	Actual
	as of March 31, 2021	as of March 31, 2021
Maximum permitted leverage ratio(1)	4.50 times	3.29 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) established a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) maintain the maximum permitted leverage ratio of 4.75 times through the remainder of 2020, with a step-down for each succeeding fiscal quarter end, beginning with the first quarter of 2021, to 4.50 times, 4.25 times, 4.00 times and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the facility.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2021, we had $57 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $2.624 billion in the aggregate. As of March 31, 2021, we had $809 million of the litigation exclusion remaining.

Any inability to maintain compliance with this amended covenant could require us to seek to further renegotiate the terms of our Revolving Credit Facility or seek waivers from compliance with this covenant, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us. In this case, all Revolving Credit Facility commitments would terminate, and any amounts borrowed under the facility would become immediately due and payable. Furthermore, any termination of our Revolving Credit Facility may negatively impact the credit ratings assigned to our commercial paper program, which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

Our commercial paper program is backed by the Revolving Credit Facility, as discussed above, and outstanding commercial paper directly reduces borrowing capacity under the Revolving Credit Facility. We did not have any commercial paper outstanding as of March 31, 2021 or December 31, 2020.

Senior Notes

We had senior notes outstanding of $9.155 billion as of March 31, 2021 and $9.205 billion as of December 31, 2020. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

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

Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net in our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

Factoring Arrangements	As of March 31, 2021		As of December 31, 2020
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$149	2.0%	$148	1.9%
Yen denominated	198	0.6%	240	0.6%
Renminbi denominated	—	3.5%	—	3.5%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $126 million as of March 31, 2021 and $124 million as of December 31, 2020, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2021 and December 31, 2020, none of the beneficiaries had drawn upon the letters of credit or guarantees, and accordingly, we have not recognized a related liability for our outstanding letters of credit in our accompanying unaudited consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited consolidated balance sheets are as follows:

Cash, cash equivalents, restricted cash and restricted cash equivalents

	As of
(in millions)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$2,016	$1,734
Restricted cash and restricted cash equivalents in Other current assets	184	208
Restricted cash equivalents in Other long-term assets	53	52
	$2,253	$1,995
Trade accounts receivable, net

	As of
(in millions)	March 31, 2021	December 31, 2020
Trade accounts receivable	$1,733	$1,637
Allowance for credit losses	(101)	(105)
	$1,631	$1,531

The following is a rollforward of our Allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2021	2020
Beginning balance	$105	$74
Cumulative effect adjustment(1)	n/a	10
Credit loss expense	2	9
Write-offs	(6)	(6)
Ending balance	$101	$87
(1)    Effective January 1, 2020, we adopted FASB ASC Topic 326, Financial Instruments - Credit Losses using the modified retrospective method, which requires that we recognize credit loss reserves when financial assets are established if credit losses are expected over the asset’s contractual life. Refer to Note R – New Accounting Pronouncements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. More recently, we have seen an increase in the volume of our U.S. business conducted in ambulatory surgery centers. Many of these customers are smaller than those we have historically done business with and may have limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions based on collection trends.

Inventories

	As of
(in millions)	March 31, 2021	December 31, 2020
Finished goods	$921	$893
Work-in-process	120	109
Raw materials	366	349
	$1,407	$1,351

Other current assets

	As of
(in millions)	March 31, 2021	December 31, 2020
Restricted cash and restricted cash equivalents	$184	$208
Derivative assets	190	133
Licensing arrangements	146	148
Other	335	263
	$855	$751

Property, plant and equipment, net

	As of
(in millions)	March 31, 2021	December 31, 2020
Land	$104	$104
Buildings and improvements	1,298	1,292
Equipment, furniture and fixtures	3,462	3,465
Capital in progress	418	446
	5,282	5,308
Less: accumulated depreciation	3,229	3,224
	$2,053	$2,084

Depreciation expense was $83 million for the first quarter of 2021 and $76 million for the first quarter of 2020.

Other long-term assets

	As of
(in millions)	March 31, 2021	December 31, 2020
Restricted cash equivalents	$53	$52
Operating lease right-of-use assets	407	458
Derivative assets	209	109
Investments	643	918
Licensing arrangements	191	218
Other	211	166
	$1,714	$1,921

Accrued expenses

	As of
(in millions)	March 31, 2021	December 31, 2020
Legal reserves	$415	$505
Payroll and related liabilities	710	681
Rebates	335	331
Contingent consideration liability	23	26
Other	578	656
	$2,060	$2,197

Other current liabilities

	As of
(in millions)	March 31, 2021	December 31, 2020
Deferred revenue	$139	$138
Licensing arrangements	148	153
Taxes payable	151	158
Liabilities held for sale	—	200
Other	268	307
	$705	$958

Other long-term liabilities

	As of
(in millions)	March 31, 2021	December 31, 2020
Accrued income taxes	$557	$547
Legal reserves	41	64
Contingent consideration liability	375	171
Licensing arrangements	208	253
Operating lease liabilities	353	401
Deferred revenue	264	257
Other	572	615
	$2,370	$2,309

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2021	2020
Effective tax rate from continuing operations	(4.9)%	52.3%

The change in our reported tax rates for the first quarter of 2021, as compared to the same period in 2020, relates primarily to a shift in geographical mix of earnings to lower-tax jurisdictions, and the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include acquisition/divestiture-related net gains, as well as certain discrete tax items primarily related to changes to unrecognized tax benefits, and foreign return-to-provision adjustments, foreign audit settlements and expenses associated with recent acquisitions.

As of March 31, 2021, we had $274 million of gross unrecognized tax benefits, of which a net $189 million, if recognized, would affect our effective tax rate. As of December 31, 2020, we had $261 million of gross unrecognized tax benefits, of which a net $183 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to positions on new entities we acquired with recent acquisitions and restructuring activities.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $29 million.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020, provided an estimated $2.2 trillion in COVID-19 pandemic-related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes incurred in 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments, and is expected to be paid in full by the end of 2022 as permitted by the legislation.

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

Our accrual for legal matters that are probable and estimable was $455 million as of March 31, 2021 and $569 million as of December 31, 2020 and includes certain estimated costs of settlement, damages and defense. The decrease in our legal accrual was mainly due to settlement payments associated with product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $184 million as of March 31, 2021 and $208 million as of December 31, 2020. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We recorded litigation-related net charges of $4 million during the first quarter of 2021, related to the finalization of a settlement with a coalition of state attorneys general associated with claims regarding our transvaginal surgical mesh products. We did not record any litigation-related net charges during the first quarter of 2020.

We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses in our accompanying unaudited consolidated statements of operations. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our financial covenant.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, “Cook”) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct Endoscopic Hemoclip. The case was transferred to the District Court for the Southern District of Indiana. Cook filed seven Inter Partes Review (“IPR”) requests with the U.S. Patent and Trademark Office (USPTO) against the four asserted patents. All IPRs have concluded and Cook and the Company both appealed the Patent Office’s IPR decisions to the Federal Circuit Court of Appeals. On April 30, 2020, the U.S. Court of Appeals ruled that claims from two of the Company's patents remain valid, remanding two of the patents for further review by the USPTO’s Patent Trial and Appeal Board. In November 2020, the Patent Office issued remand rulings invalidating several additional claims. The district court stayed the case pending the appeals court decision on the IPRs, which is now complete. The case is proceeding before the United States District Court for the Southern District of Indiana, with the Company asserting two patents against Cook. Trial is anticipated in 2022.

On February 23, 2021, Nevro Corp. (“Nevro”) filed a complaint against the Company in the United States District Court for the District of Delaware (21-cv-258). The complaint alleges infringement of five Nevro patents by certain of the Company’s spinal cord stimulation systems.

Product Liability Litigation

As of April 21, 2021, approximately 54,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of April 21, 2021, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,000 cases and claims, adjusted to reflect the Company’s analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,000 cases and claims, approximately 48,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. The pending cases are in various federal and state courts in the U.S. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases were specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. The Court issued an Order closing the MDL on February 11, 2021, as all cases that had been pending were dismissed or remanded to courts of primary jurisdiction. Outside the United States, there are fewer than 70 claims in the United Kingdom. In the first quarter of 2021, two class actions were filed against the Company in Australia, where there are fewer than 125 claims. There are also fewer than 10 cases in Canada, inclusive of one certified class action, which has settled and received Court approval. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. In April 2021 the Company's Board of Directors received a shareholder demand under section 220 of the Delaware General Corporation Law, for inspection of books and records. The Company has notified our insurer and retained counsel to respond to the demand.

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

We are currently named a defendant in 129 filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and active selling in the fourth quarter of 2018, alleging various injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of an additional 553 claims, none of which have been filed.

Other Proceedings

On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed, Inc., and Fortis Advisors, LLC, as a Securityholder Representative for the former Securityholders of nVision Medical Corp. filed a declaratory judgment action against BioCardia, Inc. in the United States District Court for the Northern District of California to address threats and allegations by BioCardia challenging inventorship and ownership of various patents that Boston Scientific Corporation acquired through an April 13, 2018 merger with nVision as well as related threats and allegations by BioCardia of trade secret misappropriation and unjust enrichment. On December 11, 2019, BioCardia filed an amended answer and counterclaims. On April 23, 2020, BioCardia filed a complaint against nVision, which had not been named as a defendant in the original case. On May 22, 2020, BioCardia amended its complaint against nVision to add twenty former nVision shareholders as defendants. On August 20, 2020, BioCardia again amended its complaint against Boston Scientific Corporation/Boston Scientific Scimed, Inc./Fortis Advisors, LLC and its complaint against nVision/nVision shareholders. On April 8, 2021, the parties settled the dispute, and, on April 12, 2021, the parties filed stipulations with the court to dismiss the remaining legal proceedings. We expect the settlement will not result in any material benefit or liability to the Company.

On December 4, 2020 Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all other similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Mariano Errichiello as the lead plaintiff. Counsel for Mr. Errichiello are required to file an Amended Complaint on or before June 4, 2021, in response to which the Company expects to bring a Motion to Dismiss. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it is conducting an investigation related to the Company’s decision to retire the LOTUS System, and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company is cooperating fully with the investigation. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above.

Matters Concluded Since December 31, 2020

On February 23, 2015, a judge for the Court of Modena (Italy) ordered a trial for the Company and three of its employees, as well as numerous other defendants charged in criminal proceedings. The charges arise from allegations that the defendants made improper donations to certain healthcare providers and other employees of the Hospital of Modena in order to induce them to conduct unauthorized clinical trials, as well as related government fraud in relation to the financing of such clinical trials. A trial began on February 24, 2016. On November 10, 2017, the Court issued a ruling that convicted one Company employee but acquitted two others and levied a fine of €245 thousand against us and imposed joint and several civil damages of €620 thousand on all defendants. We continue to deny these allegations, and timely appealed the decision on May 10, 2018. On November 9, 2020, the Court of Appeal in Bologna reversed the judgements against the Company and its employee and acquitted them of all charges. This judgment of acquittal became final as to the Company and its employee on April 15, 2021 when the prosecution chose not to appeal.

During the fourth quarter of 2013, we received written discovery requests from certain state attorneys general regarding our transvaginal surgical mesh products and related alleged violations of states’ consumer protection statutes. On December 12, 2019, the Mississippi Attorney General filed suit against us in a Mississippi state court alleging violations of the Mississippi

Consumer Protection Act. In the fourth quarter of 2020 and the first quarter of 2021, we reached settlements with 48 states, including Mississippi, and the District of Columbia. These settlements were finalized in March of 2021.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2021, our MCPS had an aggregate liquidation preference of $1.006 billion.

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

In the first quarter of 2021, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared and we paid a cash dividend of $1.375 per MCPS share to holders of our MCPS as of February 15, 2021, representing a dividend period from December 2020 through February 2021. On April 26, 2021, the Committee declared a cash dividend of $1.375 per MCPS share to holders of our MCPS as of May 15, 2021, representing a dividend period from March through May 2021. We have presented cumulative, unpaid dividends within Accrued expenses within our unaudited consolidated balance sheet as of March 31, 2021.

Refer to Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2021	2020
Weighted average shares outstanding - basic	1,418.7	1,397.4
Net effect of common stock equivalents	12.1	16.1
Weighted average shares outstanding - assuming dilution	1,430.8	1,413.5

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended March 31,
(in millions)	2021	2020
Stock options outstanding(1)	6	6
MCPS(2)	24	n/a
(1)    Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(2)    Represents common stock issuable upon the conversion of MCPS. Refer to Note I – Stockholders' Equity for additional information.

We base Net income (loss) per common share - assuming dilution upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options, stock awards and MCPS from the calculation if the effect would be anti-dilutive. The dilutive effect of MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the beginning of the reporting period to the extent that the effect is dilutive.

For the first quarter 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented in our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income available to common stockholders.

We issued approximately four million shares of our common stock in the first quarter of 2021 and four million shares in the first quarter of 2020, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first quarter of 2021 or 2020. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2021, we had the full amount remaining available under the authorization.

NOTE K – SEGMENT REPORTING

Our seven core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments that generate revenues from the sale of medical devices. We measure and evaluate our reportable segments based on net sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. Operating income of reportable segments as a percentage of net sales of reportable segments is defined as operating income of reportable segments divided by net sales of reportable segments. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes in our accompanying unaudited consolidated statements of operations and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended March 31,
Net sales	2021	2020
MedSurg	$860	$774
Rhythm and Neuro	750	703
Cardiovascular	1,129	1,026
Total net sales of reportable segments	2,739	2,502
All other (Specialty Pharmaceuticals)(1)	13	41
Consolidated net sales	$2,752	$2,543

	Three Months Ended March 31,
Income (loss) before income taxes	2021	2020
MedSurg	$332	$259
Rhythm and Neuro	148	99
Cardiovascular	338	199
Total operating income of reportable segments	819	556
All other (Specialty Pharmaceuticals)(1)	4	26
Unallocated amounts:
Corporate expenses, including hedging activities	(153)	(33)
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(114)	(202)
Amortization expense	(185)	(201)
Operating income (loss)	370	146
Other expense, net	(45)	(124)
Income (loss) before income taxes	$325	$22

(1) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales and income (loss) before income taxes for the first quarter of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction.
Operating income of reportable segments as a percentage of net sales of reportable segments	Three Months Ended March 31,
	2021	2020
MedSurg	38.6%	33.4%
Rhythm and Neuro	19.7%	14.1%
Cardiovascular	30.0%	19.4%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our accompanying unaudited consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended March 31,
	2021			2020
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$280	$219	$499	$256	$186	$442
Urology and Pelvic Health	257	104	361	237	95	332
Cardiac Rhythm Management	276	193	469	255	182	437
Electrophysiology	30	53	83	32	43	74
Neuromodulation	151	46	198	151	40	191
Interventional Cardiology	343	352	696	297	336	633
Peripheral Interventions	238	195	433	224	168	392
Specialty Pharmaceuticals	10	4	13	37	4	41
Net Sales	$1,586	$1,166	$2,752	$1,489	$1,054	$2,543

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales for the first quarter of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction.

	Three Months Ended March 31,
Geographic Regions	2021	2020
U.S.	$1,577	$1,452
EMEA (Europe, Middle East and Africa)	604	552
APAC (Asia-Pacific)	473	409
LACA (Latin America and Canada)	85	89
Medical Devices	2,739	2,502
U.S.	10	37
International	4	4
Specialty Pharmaceuticals	13	41
Net Sales	$2,752	$2,543

Emerging Markets(1)	$317	$273
(1)    We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. We have revised prior year amounts to conform to the current year's presentation. The revision had an immaterial impact on previously reported Emerging Markets net sales.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities in our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $403 million as of March 31, 2021 and $395 million as of December 31, 2020. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiac Rhythm Management (CRM) business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $36 million in the first quarter of 2021 that was included in the above contract liability balance as of December 31, 2020. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	48	133	1	182
(Income) loss amounts reclassified from accumulated other comprehensive income(1)	(131)	(4)	—	(135)
Total other comprehensive income (loss)	(83)	129	1	47
Balance as of March 31, 2021	$134	$165	$(45)	$254
(1)    In connection with the completion of the divestiture of the Specialty Pharmaceuticals business in the first quarter of 2021, we released $127 million of cumulative translation adjustments associated with the disposed business from Accumulated other comprehensive income (loss), net of tax.

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

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the first quarter 2021 and 2020.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first quarter of 2021, we implemented the following standards, which did not have a material impact on our financial position and results of operations.

Accounting Standards Implemented Since December 31, 2020

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

No other new accounting pronouncements issued or effective in the period had or are expected to have a material impact on our accompanying unaudited consolidated financial statements.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. Our products and technologies are used to diagnose or treat a wide range of medical conditions, including cardiovascular, digestive, respiratory, urological, pelvic health, neurological conditions and certain types of cancer. We continue to innovate in these areas and are committed to the goal of extending our innovations into new geographies and high-growth, adjacent markets. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

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

The ongoing COVID-19 pandemic and accompanying restrictions negatively impacted our net sales and our results of operations beginning in March 2020. We experienced some improvement in our global sales trends in the second half of 2020 which continued into the first quarter of 2021, as previously deferred procedures resumed and referral rates improved. As COVID-19 cases re-surged in many locations around the world and new, more contagious variant strains of COVID-19 emerged in late 2020, renewed restrictions were implemented in areas that had previously reopened, including in parts of Europe and the U.S. These restrictions continued to negatively impact our net sales in certain geographies in the first quarter of 2021. The U.S. Food and Drug Administration (FDA) issued emergency use authorizations for multiple COVID-19 vaccines, and regulatory bodies in other geographies around the world have also authorized COVID-19 vaccines for use. The timing and success of efforts to distribute and administer these vaccines to broad portions of the population, enabling widespread immunity to COVID-19, will impact the duration and extent of the pandemic and its effect on demand for our products.

Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain and rapidly changing, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Procedural delays from the further resurgence of COVID-19 infections and the emergence of new, more contagious variant strains of COVID-19 may negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales in 2021.

We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of the COVID-19 pandemic, our global crisis management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees, leveraging work from home infrastructure to facilitate social distancing, limiting sales visits to critical cases and accelerating capabilities to provide remote physician support. While we expect the COVID-19 pandemic will continue to negatively impact our 2021 performance to an extent, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

Corporate Sustainability

Our sustainable economic, environmental and social practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for

Inclusion, as well as local, regional and national employee and community programs. Key examples of our programs include setting measurable, transparent diversity, equity and inclusion (DE&I) goals. Our “3UP by 2023” initiative furthers our focus on increasing the representation of women and multicultural talent at the supervisor and manager level by three percentage points or more by December 31, 2022. Our DE&I progress was recognized in the first quarter of 2021 when we were ranked in the Top 10 America's Best Employers for Diversity by Forbes. We are also proactively addressing ways to minimize energy consumption, carbon emissions, waste management and water use. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed. We are on track with our commitment to carbon neutrality in our manufacturing and key distribution sites by 2030, and expect to source or generate 100 percent of electricity from renewable sources by 2024, and have already achieved our interim goal of 50 percent by 2021.

Financial Summary

Three Months Ended March 31, 2021

Our net sales for the first quarter of 2021 were $2.752 billion, as compared to $2.543 billion for the first quarter of 2020. This increase of $209 million, or 8.2 percent, included operational net sales growth of 5.6 percent and the positive impact of 260 basis points from foreign currency fluctuations, and includes net sales from the acquisition of Preventice Solutions, Inc. (Preventice) following the completion of the acquisition on March 1, 2021.1 Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the first quarter of 2021 was $327 million, or $0.23 per diluted share. Our reported results for the first quarter of 2021 included certain charges and/or credits totaling $197 million (after-tax), or $0.14 per diluted share. Excluding these items, adjusted net income available to common stockholders for the first quarter of 2021 was $524 million, or $0.37 per diluted share.1, 2

Our reported net income for the first quarter of 2020 was $11 million, or $0.01 per diluted share. Our reported results for the first quarter of 2020 included certain charges and/or credits totaling $380 million (after-tax), or $0.27 per diluted share. Excluding these items, adjusted net income for the first quarter of 2020 was $391 million, or $0.28 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and other adjusted measures, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP); are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended March 31, 2021
(in millions, except per share data)	Earnings	Impact per Share(3)
Reported Net income (loss)	$341
Reported Preferred stock dividends	(14)
Reported Net income (loss) available to common stockholders	$327	$0.23
Non-GAAP adjustments:
Amortization expense	167	0.12
Acquisition/divestiture-related net charges (credits)	(153)	(0.11)
Restructuring and restructuring-related net charges (credits)	44	0.03
Litigation-related net charges (credits)	4	0.00
Investment portfolio net losses (gains)	112	0.08
European Union (EU) Medical device regulation (MDR) implementation costs	10	0.01
Deferred tax expenses (benefits)	17	0.01
Discrete tax items	(3)	(0.00)
Adjusted net income (loss) available to common stockholders	$524	$0.37
(3) For the first quarter of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

	Three Months Ended March 31, 2020
(in millions, except per share data)	Earnings	Impact per Share
Reported Net income (loss)	$11	$0.01
Non-GAAP adjustments:
Amortization expense	180	0.13
Intangible asset impairment charges	168	0.12
Acquisition/divestiture-related net charges (credits)	(36)	(0.03)
Restructuring and restructuring-related net charges (credits)	25	0.02
EU MDR implementation costs	5	0.00
Deferred tax expenses (benefits)	26	0.02
Discrete tax items	13	0.01
Adjusted net income (loss)	$391	$0.28

Cash provided by operating activities was $284 million for the first quarter of 2021. As of March 31, 2021, we had total debt outstanding of $9.095 billion net of unamortized debt issuance discounts and deferred financing costs, Cash and cash equivalents of $2.016 billion and working capital of $2.708 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business unit. For additional information on our businesses and their product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended March 31,
(in millions)	2021	2020	Change
Endoscopy	$499	$442	12.9%
Urology and Pelvic Health	361	332	8.7%
MedSurg	860	774	11.1%
Cardiac Rhythm Management	469	437	7.4%
Electrophysiology	83	74	11.9%
Neuromodulation	198	191	3.5%
Rhythm and Neuro	750	703	6.8%
Interventional Cardiology	696	633	9.9%
Peripheral Interventions	433	392	10.3%
Cardiovascular	1,129	1,026	10.0%
Medical Devices	2,739	2,502	9.5%
Specialty Pharmaceuticals(4)	13	41	(67.5)%
Net Sales	$2,752	$2,543	8.2%
(4) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products for the first quarter of 2021 were $499 million or 18 percent of our consolidated net sales. Our Endoscopy net sales increased $57 million, or 12.9 percent, in the first quarter of 2021, compared to the prior year period. In the first quarter of 2021, this increase included operational net sales growth of 9.9 percent and a positive impact of 300 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our biliary, single-use imaging, hemostasis and infection prevention franchises due to the resumption of elective and semi-emergent procedures deferred in the COVID-19 pandemic environment.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products for the first quarter of 2021 were $361 million or 13 percent of our consolidated net sales. Our Urology and Pelvic Health net sales increased $29 million, or 8.7 percent, in the first quarter of 2021, compared to the prior year period. In the first quarter of 2021, this increase included operational net sales growth of 6.8 percent and a positive impact of 190 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven by our stone management and prostate health franchises in addition to the resumption of elective and semi-emergent procedures deferred in the COVID-19 pandemic environment. Operational net sales growth included organic net sales growth of 8.8 percent and the negative impact of 200 basis points from the divestiture of the Intrauterine Health business in the second quarter of 2020.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our net sales of CRM products for the first quarter of 2021 were

$469 million or 17 percent of our consolidated net sales. Our CRM net sales increased $32 million, or 7.4 percent, in the first quarter of 2021, compared to the prior year period. In the first quarter of 2021, this increase included operational net sales growth of 4.4 percent and a positive impact of 290 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven primarily by the acquisition of Preventice on March 1, 2021, adding to our CRM business a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. Operational net sales growth included organic net sales growth of 0.5 percent and the positive impact of 390 basis points from the Preventice acquisition. Organic net sales growth was attributable to our defibrillator and pacemaker franchises, which experienced modest growth due to the resumption of semi-emergent and emergent procedures deferred in the COVID-19 pandemic environment, as well as our cardiac diagnostics franchise, led by our LUX-Dx™ Insertable Cardiac Monitor (ICM) system.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products for the first quarter of 2021 were $83 million or 3 percent of our consolidated net sales. Our Electrophysiology net sales increased $9 million, or 11.9 percent, in the first quarter of 2021, compared to the prior year period. In the first quarter of 2021, this increase included operational net sales growth of 7.7 percent and a positive impact of 420 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven by the resumption of elective procedures significantly impacted by deferrals in the COVID-19 pandemic environment and the success of our POLARx™ Cryoablation System launch in Europe.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products for the first quarter of 2021 were $198 million or 7 percent of our consolidated net sales. Our Neuromodulation net sales increased $7 million, or 3.5 percent, in the first quarter of 2021, compared to the prior year period. In the first quarter of 2021, this increase included operational net sales growth of 1.7 percent and a positive impact of 180 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our spinal cord stimulation (SCS) systems, led by our next generation WaveWriter Alpha™ SCS System and deep brain stimulation (DBS) systems, including our Vercise Genus™ DBS System in Europe, due to the resumption of elective procedures deferred in the COVID-19 pandemic environment.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products for the first quarter of 2021 were $696 million or 25 percent of our consolidated net sales. Our Interventional Cardiology net sales increased $62 million, or 9.9 percent, in the first quarter of 2021, compared to the prior year period. In the first quarter of 2021, this increase included operational net sales growth of 7.1 percent and a positive impact of 270 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven by our WATCHMAN™ FLX Left Atrial Appendage Closure Device as well as our percutaneous coronary intervention guidance (PCIG) franchise, due to the resumption of procedures deferred in the COVID-19 pandemic environment. These increases were partially offset by the discontinuation of our LOTUS Edge™ Aortic Valve System in the fourth quarter of 2020 and a decline in net sales of our drug-eluting stent systems and balloon catheters driven by China tender pricing and general price declines in other regions.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our net sales of Peripheral Interventions products for the first quarter of 2021 were $433 million or 16 percent of our consolidated net sales. Our Peripheral Interventions net sales increased $41 million, or 10.3 percent, in the first quarter of 2021, compared to the prior year period. In the first quarter of 2021, this increase included operational net sales growth of 7.7 percent and a positive impact of 260 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by the Interventional Oncology franchise, including our TheraSphere™ Y-90 Radioactive Glass Microspheres, which received U.S. Food and Drug Administration (FDA) approval in the first quarter of 2021 after 20 years as a humanitarian device exemption (HDE), as well as growth in our drug-eluting portfolio, including the Eluvia™ Drug-Eluting Stent and Ranger™ Drug-Coated Balloon due to the resumption of procedures deferred in the COVID-19 pandemic environment. In the first quarter of 2021, we received approval from Japan’s Ministry of Health, Labor and Welfare (MHLW) for our Ranger Drug-Coated Balloon and initiated a full launch.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. We have revised prior year amounts to conform to the current year's presentation. The revision had an immaterial impact on previously reported Emerging Markets net sales. Our Emerging Markets net sales represented 12 percent of our consolidated net sales in the first quarter of 2021 and 11 percent in the first quarter of 2020. In the first quarter of 2021, our Emerging Markets net sales grew 16.0 percent on a reported basis, which included operational net sales growth of 13.2 percent and a positive impact of 280 basis points from foreign currency fluctuations, compared to the prior year period. The growth in the first quarter of 2021 was largely driven by our net sales in China, which have largely recovered from the impact of the COVID-19 pandemic on procedural volumes.

Gross Profit

Our Gross profit was $1.858 billion for the first quarter of 2021 and $1.737 billion for the first quarter of 2020. As a percentage of net sales, our Gross profit decreased to 67.5 percent in the first quarter of 2021, as compared to 68.3 percent in the first quarter of 2020. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

Percentage of Net Sales
Three Months
Gross profit margin - period ended March 31, 2020	68.3%
Manufacturing cost reductions	0.7
Sales pricing, volume and mix	(1.3)
Net impact of foreign currency fluctuations	(0.7)
All other, including other expenses	0.5
Gross profit margin - period ended March 31, 2021	67.5%

The primary factors contributing to the slight decrease in our gross profit margin in the first quarter of 2021, as compared to the same period in 2020, were negative manufacturing variances attributable to lower production volumes due to the COVID-19 pandemic, unfavorable product mix due to the lingering impact of procedure deferrals using higher-margin products, price declines related primarily to sales of our coronary drug-eluting stent systems and foreign currency fluctuations. These decreases were partially offset by manufacturing cost reductions driven by our process improvement programs.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2021		2020
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$1,019	37.0%	$978	38.5%
Research and development (R&D) expenses	276	10.0%	300	11.8%
Royalty expense	12	0.4%	12	0.5%

SG&A Expenses

In the first quarter of 2021, our SG&A expenses increased $41 million, or 4 percent, as compared to the first quarter of 2020 and were 150 basis points lower as a percentage of net sales. The increase in SG&A expenses for the first quarter of 2021, as compared to the same period in the prior year, was primarily due to higher restructuring-related and acquisition-related spend.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the first quarter of 2021, our R&D expenses decreased $24 million, or 8 percent, as compared to the first quarter of 2020 and were 180 basis points lower as a percentage of net sales. We expect to continue to make investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the first quarter of 2021, our Royalty expense remained relatively flat, as compared to the first quarter of 2020 and decreased as a percentage of net sales primarily due to global net sales growth in the first quarter of 2021 as compared to the first quarter of 2020.

Other Operating Expenses

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended March 31,
(in millions)	2021	2020
Amortization expense	$185	$201
Intangible asset impairment charges	—	198
Contingent consideration net expense (benefit)	(6)	(108)
Restructuring charges (credits)	5	10
Litigation-related net charges (credits)	4	—

Amortization Expense

In the first quarter of 2021, our Amortization expense decreased $16 million, or 8 percent, as compared to first quarter of 2020. The decrease in Amortization expense in the first quarter of 2021, as compared to the same period in the prior year, was driven by a decrease in the balance of amortizable intangible assets due to the divestiture of the Specialty Pharmaceuticals business.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $198 million in the first quarter of 2020. The impairment charges recorded in the first quarter of 2020 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of nVision Medical Corporation (nVision). These charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details for a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net benefits in the first quarter of 2021 and 2020. The net benefits recorded in the first quarter of 2021 and 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, in the case of nVision, for milestones that would not be achieved due to management's discontinuation of the R&D program. In addition, we made payments of $11 million associated with prior acquisitions during the first quarter of 2021, following the achievement of a revenue-based milestone. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

In November 2018, our Board of Directors approved, and we committed to, a new global restructuring program (the 2019 Restructuring Plan). The 2019 Restructuring Plan, for which our Board of Directors approved an extension and expansion in February 2021, is expected to result in total pre-tax charges of approximately $375 million to $475 million and approximately $340 million to $440 million of these charges are expected to result in cash outlays. We expect the majority of activity associated with our 2019 Restructuring Plan, including the extension, to be substantially complete by the end of 2022. A substantial portion of the savings are being reinvested in strategic growth initiatives. Pursuant to this program, restructuring charges were $3 million in the first quarter of 2021 and $10 million in the first quarter of 2020. Restructuring-related charges were $29 million in the first quarter of 2021 and $20 million in the first quarter of 2020 and were recorded primarily in Cost of products sold and SG&A expenses.

In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS™ Valve platform. We recorded $2 million of restructuring charges and $15 million of restructuring-related charges associated with the product discontinuation in the first quarter of 2021. We estimate the decision will result in total pre-tax restructuring and restructuring-related net charges of approximately $80 million to $85 million. We substantially completed the restructuring activities in the first quarter of 2021, with minimal future charges and cash outlays expected for the remainder of the year.

Refer to Note H – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Litigation-related net charges (credits)

We recorded litigation-related net charges of $4 million during the first quarter of 2021, related to the finalization of a settlement with a coalition of state attorneys general associated with claims regarding our transvaginal surgical mesh products. We did not record any litigation-related net charges during the first quarter of 2020. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit arrangements. Refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended March 31,
	2021	2020
Interest expense (in millions)	$(82)	$(88)
Average borrowing rate	3.5%	3.4%

Interest expense and our average borrowing rate remained relatively flat in the first quarter of 2021, as compared to the same period in the prior year. We began to take proactive steps to manage the potential impact of the COVID-19 pandemic on our short-term liquidity and refinanced existing term loans and outstanding commercial paper with proceeds from new term loans and our Revolving Credit Facility in the first half of 2020. We refinanced this short-term, variable-rate debt in May 2020 with our issuances of $500 million 1.900% senior notes due June 2025 and $1.200 billion 2.650% senior notes due June 2030. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended March 31,
(in millions)	2021	2020
Interest income	$1	$1
Net foreign currency gain (loss)	(2)	(7)
Net gains (losses) on investments	37	(22)
Other income (expense), net	2	(8)
	$37	$(36)

In connection with the acquisition of Preventice in the first quarter of 2021, we remeasured the fair value of our previously-held equity interest, which resulted in a $195 million gain recognized within Other, net in the first quarter of 2021. In the first quarter of 2021, we recorded a $146 million loss on our investment in Pulmonx Corporation presented in Other, net associated with the partial disposition of our ownership and remeasurement of our remaining investment to fair value based on observable market prices. The Preventice gain is included within Acquisition/divestiture-related net charges (credits) and the Pulmonx loss is included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2021	2020
Effective tax rate from continuing operations	(4.9)%	52.3%

The change in our reported tax rates for the first quarter of 2021, as compared to the same period in 2020, relates primarily to a shift in geographical mix of earnings to lower-tax jurisdictions, and the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include acquisition/divestiture-related net gains, as well as certain discrete tax items primarily related to changes to unrecognized tax benefits, and foreign return-to-provision adjustments, foreign audit settlements and expenses associated with recent acquisitions.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020, provided an estimated $2.2 trillion in COVID-19 pandemic-related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes incurred in 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments, and is expected to be paid in full by the end of 2022 as permitted by the legislation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the first quarter of 2021, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

Liquidity and Capital Resources

Due to the uncertainty of the impact of the COVID-19 pandemic on our business, we took proactive steps in 2020 to reduce costs and ensure we are in a strong position to support customers and patients as healthcare systems recover and elective and semi-emergent procedures resume. These actions included taking steps to manage outstanding borrowings and increase available liquidity, and preemptively amending our financial covenant requirement for our outstanding credit arrangements.

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

As of March 31, 2021, we had $2.016 billion of unrestricted Cash and cash equivalents on hand, comprised of $1.759 billion invested in money market funds and time deposits and $257 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. As of March 31, 2021, we had no commercial paper debt outstanding, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2021	2020
Cash provided by (used for) operating activities	$284	$(77)
Cash provided by (used for) investing activities	71	(76)
Cash provided by (used for) financing activities	(95)	256

Operating Activities

In the first quarter of 2021, cash provided by operating activities increased $361 million as compared to the first quarter of 2020. The increase was primarily due to comparatively higher net sales, as well as a settlement payment related to litigation with Channel Medsystems, Inc. in the first quarter of 2020.

Investing Activities

In the first quarter of 2021, cash provided by investing activities included proceeds of $801 million from the divestiture of the Specialty Pharmaceuticals business, partially offset by a net cash payment of $706 million for the acquisition of Preventice. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment of $75 million in the first quarter of 2021 and $100 million in the first quarter of 2020.

Financing Activities

In the first quarter of 2021, cash used for financing activities primarily included cash payments associated with the settlement of employee equity awards and payments for royalty rights associated with the Zytiga™ Drug.

In the first quarter of 2020, we refinanced our existing term loans and outstanding commercial paper with proceeds from a new term loan and our Revolving Credit Facility. On February 27, 2020, we entered into a $1.000 billion term loan credit agreement scheduled to mature on February 25, 2021 (February 2021 Term Loan) and used the proceeds to repay the remaining amounts outstanding on our Three-Year Delayed Draw Term Loan entered into for the purpose of funding our acquisition of BTG plc in 2019. In addition, we began to take proactive steps to manage the potential impact of the emerging COVID-19 pandemic on our short-term liquidity, using proceeds from our commercial paper program to repay a portion of the outstanding balance on our December 2020 Term Loan and subsequently repaid all outstanding commercial paper using partial proceeds from our Revolving Credit Facility.

Please refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information regarding additional financing activities for the year ended December 31, 2020, including the full repayment of amounts outstanding under our Revolving Credit Facility and February 2021 Term Loan.

Financial Covenant

As of and through March 31, 2021, we were in compliance with the financial covenant required by all existing credit facilities.

On April 21, 2020, we entered into an agreement with our banking syndicates to amend the financial covenant requirement for all of our outstanding credit arrangements as follows: (i) established a deemed Consolidated EBITDA of $671 million for the second, third and fourth quarters of 2020, reflecting average quarterly Consolidated EBITDA, as defined in the credit agreements, for 2018 and 2019; and (ii) maintain the maximum permitted leverage ratio of 4.75 times through the remainder of 2020, with a step-down for each succeeding fiscal quarter end, beginning with the first quarter of 2021, to 4.50 times, 4.25 times, 4.00 times and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the facility. We believe that we have the ability to comply with the amended covenant requirement for the next 12 months.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. See Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our most recent Annual Report filed on Form 10-K.

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

We received $18 million in the first quarter of 2021 and $42 million in the first quarter of 2020 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock in the first quarter of 2021 or 2020. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2021, we had the full amount remaining available under the authorization.

Legal Matters

For a discussion of our material legal proceedings see Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2020 is included in Note A – Basis of Presentation and information regarding new accounting pronouncements to be implemented is included in Note N – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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

Use of Non-GAAP Financial Measures

To supplement our unaudited consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share (EPS) that exclude certain amounts, operational net sales, which exclude the impact of foreign currency fluctuations and organic net sales, which exclude the impact of foreign currency fluctuations and the impact of recent aforementioned acquisitions and divestitures. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

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

To calculate operational net sales growth rates, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior periods. To calculate organic net sales growth rates, we also remove the impact of recent aforementioned acquisitions and divestitures with less than a full period of comparable net sales. The GAAP financial measure most directly comparable to operational net sales and organic net sales is net sales on a GAAP basis.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) available to common stockholders, adjusted net income (loss) per share, operational net sales and organic net sales, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

Our Businesses
•The impact of the COVID-19 pandemic on the worldwide economy and financial markets, and developments related to the disease, including the time it will take for vaccines to be broadly produced, distributed and administered in the U.S. and the rest of the world, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and mitigating the economic effects of the pandemic,

•The impact of the COVID-19 pandemic upon the scheduling of elective and semi-emergent procedures,

•The impact of the COVID-19 pandemic on our global manufacturing and distribution system, including the quality of our products,

•Our ability to recover from the impact of the COVID-19 pandemic on our business and increase net sales, expand the markets in which we participate, capture market share and adapt to market volatility,

•The impact of natural disasters, climate change, additional future public health crises and other catastrophic events on our ability to manufacture, distribute and sell our products,

•Competitive offerings and related declines in average selling prices for our products,

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

•Our ability to attract and retain key personnel, including those associated with recent acquisitions, and maintain our robust corporate culture, especially in light of the remote working conditions imposed by the COVID-19 pandemic,

•The inability of certain of our employees to return to work full time following reduced work schedules associated with the COVID-19 pandemic, or our inability to recruit personnel into direct labor roles for the duration of the pandemic,

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $11.041 billion as of March 31, 2021 and $10.481 billion as of December 31, 2020. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $373 million as of March 31, 2021 as compared to $333 million as of December 31, 2020. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $456 million as of March 31, 2021 as compared to $407 million as of December 31, 2020. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2021 and December 31, 2020. As of March 31, 2021, $9.155 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of March 31, 2021, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, while many of our employees continued to work remotely to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and to connect our physically dispersed team of finance professionals in offices around the world. While the quarterly close cycle was performed remotely, fundamentally, the work performed, and the processes and controls executed did not change.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note G – Income Taxes and Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2021.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer