Form 10-Q
period 2021-06-30
BOSTON SCIENTIFIC CORP
filed 2021-08-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
508 683-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BSX	New York Stock Exchange
0.625% Senior Notes due 2027	BSX27	New York Stock Exchange
5.50% Mandatory Convertible Preferred Stock, Series A, par value $0.01 per share	BSX PR A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 30, 2021 was 1,423,852,648.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020

Net sales	$3,077	$2,003	$5,829	$4,546
Cost of products sold	945	791	1,839	1,596
Gross profit	2,132	1,212	3,990	2,950

Operating expenses:
Selling, general and administrative expenses	1,121	798	2,139	1,776
Research and development expenses	298	242	574	542
Royalty expense	12	8	24	20
Amortization expense	180	197	365	398
Intangible asset impairment charges	45	34	45	233
Contingent consideration net expense (benefit)	(85)	—	(91)	(108)
Restructuring net charges (credits)	3	3	8	13
Litigation-related net charges (credits)	298	—	302	—
Gain on disposal of business	(2)	—	(9)	—
	1,870	1,283	3,358	2,875
Operating income (loss)	262	(71)	632	75

Other income (expense):
Interest expense	(86)	(91)	(168)	(179)
Other, net	(26)	(18)	11	(54)
Income (loss) before income taxes	149	(181)	474	(159)
Income tax expense (benefit)	(37)	(33)	(53)	(22)
Net income (loss)	186	(147)	527	(137)
Preferred stock dividends	(14)	(5)	(28)	(5)
Net income (loss) available to common stockholders	$172	$(153)	$500	$(142)

Net income (loss) per common share — basic	$0.12	$(0.11)	$0.35	$(0.10)
Net income (loss) per common share — assuming dilution	$0.12	$(0.11)	$0.35	$(0.10)

Weighted-average shares outstanding
Basic	1,421.3	1,410.9	1,420.0	1,404.1
Assuming dilution	1,432.5	1,410.9	1,431.7	1,404.1

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$186	$(147)	$527	$(137)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	(11)	(81)	(187)
Net change in derivative financial instruments	(18)	(26)	111	48
Net change in defined benefit pensions and other items	—	—	1	—
Total other comprehensive income (loss)	(16)	(37)	30	(139)
Total comprehensive income (loss)	$170	$(185)	$558	$(276)

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,675	$1,734
Trade accounts receivable, net	1,675	1,531
Inventories	1,430	1,351
Prepaid income taxes	202	194
Assets held for sale	—	1,133
Other current assets	777	751
Total current assets	6,758	6,694
Property, plant and equipment, net	2,082	2,084
Goodwill	10,874	9,951
Other intangible assets, net	5,788	5,917
Deferred tax assets	4,036	4,210
Other long-term assets	1,629	1,921
TOTAL ASSETS	$31,168	$30,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$262	$13
Accounts payable	689	513
Accrued expenses	2,442	2,197
Other current liabilities	680	958
Total current liabilities	4,073	3,681
Long-term debt	8,847	9,130
Deferred income taxes	115	330
Other long-term liabilities	2,190	2,309

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,685,006,608 shares as of June 30, 2021 and 1,679,911,918 shares as of December 31, 2020	17	17
Treasury stock, at cost - 263,289,848 shares as of June 30, 2021 and December 31, 2020	(2,251)	(2,251)
Additional paid-in capital	19,817	19,732
Accumulated deficit	(1,878)	(2,378)
Accumulated other comprehensive income (loss), net of tax	237	207
Total stockholders’ equity	15,942	15,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,168	$30,777

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net of Tax
(in millions, except share data)	Shares Issued	Par Value	Shares Issued	Par Value
As of December 31, 2019	—	$—	1,642,488,911	$16	$(1,717)	$17,561	$(2,253)	$270
Net income (loss)							11
Cumulative effect adjustment for adoption of ASU 2016-13							(10)
Total other comprehensive income (loss)								(101)
Stock-based compensation			4,388,331			28
As of March 31, 2020	—	$—	1,646,877,242	$16	$(1,717)	$17,589	$(2,252)	$168
Net income (loss)							(147)
Total other comprehensive income (loss)								(37)
Preferred stock issuance	10,062,500	—				975
Common stock issuance			29,382,500	—		975
Preferred stock dividends							(5)
Stock-based compensation			493,824			50
As of June 30, 2020	10,062,500	$—	1,676,753,566	$17	$(1,717)	$19,590	$(2,405)	$131
Net income (loss)							(155)
Total other comprehensive income (loss)								20
Preferred stock dividends							(14)
Stock-based compensation			2,674,643			97
As of September 30, 2020	10,062,500	$—	1,679,428,209	$17	$(1,717)	$19,687	$(2,574)	$151
Net income (loss)							210
Total other comprehensive income (loss)								56
Preferred stock dividends							(14)
Repurchase of common stock					(535)
Stock-based compensation			483,709			45
As of December 31, 2020	10,062,500	$—	1,679,911,918	$17	$(2,251)	$19,732	$(2,378)	$207
Net income (loss)							341
Total other comprehensive income (loss)								47
Preferred stock dividends							(14)
Stock-based compensation			3,949,308			19
As of March 31, 2021	10,062,500	$—	1,683,861,226	$17	$(2,251)	$19,750	$(2,050)	$254
Net income (loss)							186
Total other comprehensive income (loss)								(16)
Preferred stock dividends							(14)
Stock-based compensation			1,145,382			66
As of June 30, 2021	10,062,500	—	1,685,006,608	$17	$(2,251)	$19,817	$(1,878)	$237

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2021	2020
Net income (loss)	$527	$(137)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on disposal of businesses	(8)	—
Depreciation and amortization	531	552
Deferred and prepaid income taxes	(88)	15
Stock-based compensation expense	94	88
Intangible asset impairment charges	45	233
Net loss (gain) on investments and notes receivable	(22)	34
Contingent consideration net expense (benefit)	(91)	(108)
Inventory step-up amortization	8	30
Foreign exchange (gain) loss	9	12
Other, net	26	35
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(145)	365
Inventories	(100)	(36)
Other assets	(200)	(179)
Accounts payable and accrued expenses	187	(531)
Other liabilities	153	(181)
Cash provided by (used for) operating activities	927	192
Purchases of property, plant and equipment	(181)	(168)
Proceeds from sale of property, plant and equipment	7	4
Payments for acquisitions of businesses, net of cash acquired	(706)	(3)
Proceeds from royalty rights	43	45
Payments for investments and acquisitions of certain technologies	(30)	(29)
Proceeds from sale of investments	122	—
Proceeds from disposal of businesses	801	15
Proceeds from settlements of hedge contracts	15	—
Cash provided by (used for) investing activities	71	(135)
Payment of contingent consideration previously established in purchase accounting	(14)	(38)
Payments for royalty rights	(42)	(52)
Payments on short-term borrowings	—	(2,700)
Proceeds from short-term borrowings, net of debt issuance costs	—	2,245
Net increase (decrease) in commercial paper	—	(714)
Payments on borrowings from credit facilities	—	(1,919)
Proceeds from borrowings on credit facilities	—	1,916
Payments on long-term borrowings and debt extinguishment costs	—	(1,000)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,683
Cash dividends paid on preferred stock	(28)	—
Net proceeds from issuance of preferred stock in connection with public offering	—	975
Net proceeds from issuance of common stock in connection with public offering	—	975
Cash used to net share settle employee equity awards	(47)	(57)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	38	48
Cash provided by (used for) financing activities	(93)	1,361
Effect of foreign exchange rates on cash	(2)	(9)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	903	1,409
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,995	607
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,898	$2,016
See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Six Months Ended June 30,
(in millions)	2021	2020
Supplemental Information
Stock-based compensation expense	$94	$88
Fair value of contingent consideration recorded in purchase accounting	221	—
Non-cash impact of transferred royalty rights	(43)	(45)

	As of June 30,
Reconciliation to amounts in the unaudited consolidated balance sheets:	2021	2020
Cash and cash equivalents	$2,675	$1,724
Restricted cash and restricted cash equivalents included in Other current assets	167	245
Restricted cash equivalents included in Other long-term assets	57	46
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,898	$2,016

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the amounts in thousands. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

Subsequent Events
We evaluate events occurring after the date of our accompanying unaudited consolidated balance sheet for potential recognition or disclosure in our financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions, Divestitures and Strategic Investments, Note H – Commitments and Contingencies and Note I – Stockholders' Equity for further details.

NOTE B – ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS

Our accompanying unaudited consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We completed one acquisition and one divestiture in the first six months of 2021 and did not complete any significant acquisitions or divestitures during the first six months of 2020. We have not presented supplemental pro forma financial information for completed acquisitions or divestitures given their results are not material to our accompanying unaudited consolidated financial statements. Further, transaction costs were immaterial to our accompanying unaudited consolidated financial statements and were expensed as incurred.

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

2021 Acquisitions

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

On August 6, 2021, we completed our acquisition of the remaining shares of Farapulse, Inc. (Farapulse), a privately-held company that has developed a non-thermal ablation system for the treatment of atrial fibrillation (AF) and other cardiac arrhythmias in which we previously held an equity stake of approximately 27 percent. The transaction price consists of $450 million upfront, or approximately $295 million after adjustments for our prior equity stake, debt and other closing adjustments; up to $125 million upon achievement of certain clinical and regulatory milestones, or $92 million for the portion not previously owned; and additional revenue-based payments over the next three years. The valuation studies necessary to determine the fair value of the various purchase price components are currently in process. Once completed, we will remeasure the fair value of our previously held equity interest and recognize a gain of at least $150 million within Other income (expense) during the third quarter of 2021. The Farapulse business will be integrated into our Electrophysiology division.

Purchase Price Allocation

The preliminary purchase price for acquisitions completed during the first six months of 2021 was comprised of the amounts presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.

(in millions)
Payment for acquisition, net of cash acquired	$706
Fair value of contingent consideration	221
Fair value of prior interest	269
$1,197

The preliminary purchase price allocation for acquisitions completed during the first six months of 2021 was comprised of the following components:

(in millions)
Goodwill	$926
Amortizable intangible assets	237
Other assets acquired	65
Liabilities assumed	(32)
$1,197

We allocated a portion of the preliminary purchase price for acquisitions completed during the first six months of 2021 to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$215	9	10%
Other intangible assets	22	8	10%
	$237
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

We classified the assets and liabilities of the Specialty Pharmaceuticals business (disposal group) as held for sale within our consolidated balance sheet as of December 31, 2020 at their respective carrying values, which approximated fair value, less costs to sell. Assets within the disposal group are presented within Assets held for sale and liabilities are presented within Other current liabilities within our consolidated balance sheet as of December 31, 2020. Refer to Note C – Assets and Liabilities Held for Sale to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information. In the second quarter and first six months of 2021, we recognized a Gain on disposal of business associated with the transaction of $2 million and $9 million respectively, within our accompanying unaudited consolidated statements of operations.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first six months of 2021 were as follows:

(in millions)
Balance as of December 31, 2020	$196
Amount recorded related to current year acquisitions	221
Contingent consideration net expense (benefit)	(91)
Contingent consideration payments	(14)
Balance as of June 30, 2021	$312

As of June 30, 2021, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was $751 million, which includes amounts related to our recent acquisition of Preventice. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information. In the second quarter of 2021 we recorded a contingent consideration net benefit of $85 million. The benefit related to certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$22 million	Discounted Cash Flow	Discount Rate	2%			2%
			Probability of Payment	20%			20%
			Projected Year of Payment	2027			2027
Revenue-based Payments	$290 million	Discounted Cash Flow	Discount Rate	4%	-	14%	6%
			Probability of Payment	80%	-	100%	100%
			Projected Year of Payment	2021	-	2024	2022
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), commercialization-based and revenue-based milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2021.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	June 30, 2021	December 31, 2020
Equity method investments	$264	$319
Measurement alternative investments(1)	175	183
Publicly-held equity securities(2)	176	414
Notes receivable	—	2
	$616	$918
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

In the second quarter and first six months of 2021, we recorded losses of $8 million and $154 million, respectively, on our investment in Pulmonx Corporation presented in Other, net associated with the partial disposition of our ownership and remeasurement of our remaining investment to fair value based on observable market prices. On March 1, 2021, we completed our acquisition of Preventice, in which we previously held an equity interest of approximately 22 percent. In addition, on August 6, 2021, we completed the acquisition of the remaining shares of Farapulse, in which we previously held an equity stake of approximately 27 percent. As of June 30, 2021, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $314 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of June 30, 2021		As of December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs(1)	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$11,284	$(6,475)	$11,059	$(6,179)
Patents	497	(397)	511	(407)
Other intangible assets	1,826	(1,278)	1,775	(1,220)
Amortizable intangible assets	$13,607	$(8,150)	$13,345	$(7,806)

Goodwill	$20,774	$(9,900)	$19,924	$(9,973)

IPR&D	$210		$257
Technology-related	120		120
Indefinite-lived intangible assets	$330		$377
(1)    In the fourth quarter of 2020, we recorded goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business and classified the remaining assets and liabilities as held for sale as of December 31, 2020. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. The goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business are no longer presented within accumulated write-offs above as of June 30, 2021.

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

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Total
As of December 31, 2020	$2,059	$2,194	$5,697	$9,951
Impact of foreign currency fluctuations and other changes in carrying amount	(2)	—	1	(2)
Goodwill acquired	—	926	—	926
As of June 30, 2021	$2,057	$3,120	$5,698	$10,874

Prior to the divestiture on March 1, 2021, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

Goodwill and Intangible Asset Impairments

We did not record any goodwill impairment charges in the second quarter or first six months of 2021 or 2020. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component.

In the second quarter of 2021, we performed our annual goodwill impairment test for all of our reporting units using the quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other (FASB ASC Topic 350). We identified the following reporting units in our 2021 annual goodwill impairment test: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. We aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350. We determined that the fair value of each reporting unit exceeded its carrying value and concluded that goodwill was not impaired or at risk of impairment.

We recorded Intangible asset impairment charges of $45 million in the second quarter and first six months of 2021, $34 million in the second quarter of 2020 and $233 million in the first six months of 2020. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. During the second quarter of 2021, we determined it was more likely than not that one of our indefinite-lived intangible assets was impaired based on our qualitative assessment of impairment indicators. We tested the intangible asset for recoverability and recorded an impairment charge associated with incremental time and cost to complete the associated in-process research and development (IPR&D) project.

The impairment charges recorded in the first six months of 2020 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of nVision. These charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of June 30, 2021 and December 31, 2020, we designated as a net investment hedge a portion of our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027. For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of June 30, 2021 and December 31, 2020. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $27 million loss as of June 30, 2021 and a $29 million loss as of December 31, 2020. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of June 30, 2021 and December 31, 2020. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within Long-term debt in our accompanying unaudited consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of June 30, 2021 and December 31, 2020. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2021	December 31, 2020
Forward currency contracts	Cash flow hedge	$4,725	$4,531
Forward currency contracts	Net investment hedge	493	1,004
Foreign currency-denominated debt(1)	Net investment hedge	997	868
Forward currency contracts	Non-designated	5,125	4,946
Total Notional Outstanding		$11,340	$11,349
(1)    Foreign currency-denominated debt is the portion of the €900 million debt principal designated as a net investment hedge.

The remaining time to maturity as of June 30, 2021 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next year. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2021
Forward currency contracts
Cash flow hedges	$(15)	$3	$(12)	Cost of products sold	$945	$(10)	$2	$(7)
Net investment hedges(2)	(8)	2	(7)	Interest expense	86	(3)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	(12)	3	(10)	Other, net	26	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	86	1	—	1
Three Months Ended June 30, 2020
Forward currency contracts
Cash flow hedges	$(8)	$2	$(6)	Cost of products sold	$791	$(28)	$6	$(21)
Net investment hedges(2)	(5)	1	(4)	Interest expense	91	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges(3)	(22)	5	(17)	Other, net	18	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	91	1	—	1
Six Months Ended June 30, 2021
Forward currency contracts
Cash flow hedges	$156	$(35)	$121	Cost of products sold	$1,839	$(16)	$4	$(12)
Net investment hedges (2)	43	(10)	33	Interest expense	168	(9)	2	(7)
Foreign currency-denominated debt
Net investment hedges (3)	35	(8)	27	Other, net	(11)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	168	3	(1)	2
Six Months Ended June 30, 2020
Forward currency contracts
Cash flow hedges	$111	$(25)	$86	Cost of products sold	$1,596	$(51)	$11	$(39)
Net investment hedges (2)	17	(25)	(8)	Interest expense	179	(12)	3	(9)
Foreign currency-denominated debt
Net investment hedges (3)	2	3	5	Other, net	54	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	179	3	(1)	2
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

As of June 30, 2021, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$75
Forward currency contracts	Net investment hedge	Interest expense	7
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2021	2020	2021	2020
Net gain (loss) on currency hedge contracts	Other, net	$(1)	$6	$(2)	$(9)
Net gain (loss) on currency transaction exposures	Other, net	(5)	(11)	(6)	(3)
Net currency exchange gain (loss)		$(7)	$(5)	$(9)	$(12)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		June 30, 2021	December 31, 2020
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$128	$53
Forward currency contracts	Other long-term assets	156	109
		284	162
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	38	79
Total Derivative and Nonderivative Assets		$322	$242

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$37	$44
Forward currency contracts	Other long-term liabilities	16	54
Foreign currency-denominated debt(2)	Other long-term liabilities	1,058	1,094
		1,111	1,191
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	51	71
Total Derivative and Nonderivative Liabilities		$1,163	$1,262
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$2,379	$—	$—	$2,379	$1,584	$—	$—	$1,584
Publicly-held equity securities	176	—	—	176	414	—	—	414
Hedging instruments	—	322	—	322	—	242	—	242
Licensing arrangements	—	—	311	311	—	—	365	365
	$2,556	$322	$311	$3,189	$1,998	$242	$365	$2,605
Liabilities
Hedging instruments	$—	$1,163	$—	$1,163	$—	$1,262	$—	$1,262
Contingent consideration liability	—	—	312	312	—	—	196	196
Licensing arrangements	—	—	350	350	—	—	407	407
	$—	$1,163	$662	$1,825	$—	$1,262	$603	$1,865

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $2.379 billion invested in money market funds and time deposits as of June 30, 2021 and $1.584 billion as of December 31, 2020, we held $296 million in interest-bearing and non-interest-bearing bank accounts as of June 30, 2021 and $150 million as of December 31, 2020.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions, Divestitures and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We recognized a financial asset and associated liability for our licensing arrangements at fair value in our accompanying unaudited consolidated balance sheets using the fair value option in accordance with FASB ASC Topic 825, Financial Instruments.

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

We have recorded the fair value of the financial asset and associated liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of June 30, 2021. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains and losses from the licensing arrangement.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of June 30, 2021 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of June 30, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$311 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2021	-	2025	2023
Financial Liability	$350 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2021	-	2026	2023
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2020	$365
Proceeds from royalty rights	(43)
Non-cash impact of transferred royalty rights	(43)
Fair value adjustment (expense) benefit	31
Balance as of June 30, 2021	$311

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2020	$407
Payments for royalty rights	(42)
Non-cash impact of transferred royalty rights	(43)
Fair value adjustment expense (benefit)	28
Balance as of June 30, 2021	$350

Non-Recurring Fair Value Measurements

We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods after initial recognition. The fair value of a measurement alternative investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Refer to Note B – Acquisitions, Divestitures and Strategic Investments for a discussion of our strategic investments and Note C – Goodwill and Other Intangible Assets for a discussion of the fair values of our intangible assets including goodwill.

The fair value of our outstanding debt obligations was $10.431 billion as of June 30, 2021, including $1.085 billion relating to our euro-denominated December 2027 Notes, and $10.774 billion as of December 31, 2020, including $1.118 billion relating to our euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.109 billion as of June 30, 2021 and $9.143 billion as of December 31, 2020, with current maturities of $262 million as of June 30, 2021 and $13 million as of December 31, 2020. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			June 30, 2021	December 31, 2020
May 2022 Notes(3)	May 2015	May 2022	$—	$250	3.375%
October 2023 Notes	August 2013	October 2023	244	244	4.125%
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
June 2025 Notes	May 2020	June 2025	500	500	1.900%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes	November 2019	December 2027	1,068	1,105	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
June 2030 Notes	May 2020	June 2030	1,200	1,200	2.650%
November 2035 Notes(2)	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2022 - 2049	(82)	(88)
Unamortized Gain on Fair Value Hedges		2023	4	5
Finance Lease Obligation		Various	6	7
Long-term debt			$8,847	$9,130
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
(3) As of June 30, 2021 the outstanding balance is presented within Current Debt Obligations within our unaudited consolidated balance sheet.

Revolving Credit Facility

On May 10, 2021 we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of June 30, 2021 or under the 2018 Revolving Credit Facility as of December 31, 2020.

Financial Covenant

As of and through June 30, 2021, we were in compliance with the financial covenant required by the credit facilities described above:

	Covenant Requirement	Actual
	as of June 30, 2021	as of June 30, 2021
Maximum permitted leverage ratio(1)	4.25 times	3.06 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the following financial covenant requirement for all of our credit arrangements (i) maintain the maximum permitted leverage ratio of 4.25 times for the second quarter of 2021, with a step-down for each succeeding fiscal quarter end, beginning with the third quarter of 2021, to 4.00 times and 3.75 times for the fourth quarter of 2021 and through the remaining term of the 2021 Revolving Credit Facility. The agreement provides for higher leverage ratios for the period following a qualified acquisition, at our election, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2021, we had $467 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of June 30, 2021, we had $1.303 billion of the litigation exclusion remaining.

Any inability to maintain compliance with this covenant could require us to seek to further renegotiate the terms of our credit arrangements or seek waivers from compliance with this covenant, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us. In this case, all 2021 Revolving Credit Facility commitments would terminate, and any amounts borrowed under the facility would become immediately due and payable. Furthermore, any termination of our 2021 Revolving Credit Facility may negatively impact the credit ratings assigned to our commercial paper program, which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility, as discussed above, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of June 30, 2021 or December 31, 2020.

Senior Notes

We had senior notes outstanding of $9.168 billion as of June 30, 2021 and $9.205 billion as of December 31, 2020. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

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

Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net in our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

Factoring Arrangements	As of June 30, 2021		As of December 31, 2020
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$160	2.2%	$148	1.9%
Yen denominated	213	0.6%	240	0.6%
Renminbi denominated	—	3.1%	—	3.5%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $135 million as of June 30, 2021 and $124 million as of December 31, 2020, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2021 and December 31, 2020, none of the beneficiaries had drawn upon the letters of credit or guarantees, and accordingly, we have not recognized a related liability for our outstanding letters of credit in our accompanying unaudited consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2021	December 31, 2020
Trade accounts receivable	$1,781	$1,637
Allowance for credit losses	(107)	(105)
	$1,675	$1,531

The following is a rollforward of our Allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$101	$87	$105	$74
Cumulative effect adjustment(1)	n/a	n/a	n/a	10
Credit loss expense	9	14	11	22
Write-offs	(4)	(7)	(10)	(13)
Ending balance	$107	$94	$107	$94
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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. More recently, we have seen an increase in the volume of our U.S. business conducted in ambulatory surgery centers and office-based laboratories. Many of these customers are smaller than those we have historically done business with and may have limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions based on collection trends.

Inventories

	As of
(in millions)	June 30, 2021	December 31, 2020
Finished goods	$933	$893
Work-in-process	121	109
Raw materials	376	349
	$1,430	$1,351

Other current assets

	As of
(in millions)	June 30, 2021	December 31, 2020
Restricted cash and restricted cash equivalents	$167	$208
Derivative assets	167	133
Licensing arrangements	145	148
Other	299	263
	$777	$751

Property, plant and equipment, net

	As of
(in millions)	June 30, 2021	December 31, 2020
Land	$104	$104
Buildings and improvements	1,342	1,292
Equipment, furniture and fixtures	3,517	3,465
Capital in progress	432	446
	5,395	5,308
Less: accumulated depreciation	3,313	3,224
	$2,082	$2,084

Depreciation expense was $83 million for the second quarter of 2021, $78 million for the second quarter of 2020, $166 million for the first six months of 2021 and $154 million for the first six months of 2020.

Other long-term assets

	As of
(in millions)	June 30, 2021	December 31, 2020
Restricted cash equivalents	$57	$52
Operating lease right-of-use assets	411	458
Derivative assets	156	109
Investments	616	918
Licensing arrangements	166	218
Other	224	166
	$1,629	$1,921

Accrued expenses

	As of
(in millions)	June 30, 2021	December 31, 2020
Legal reserves	$417	$505
Payroll and related liabilities	801	681
Rebates	354	331
Contingent consideration liability	258	26
Other	612	656
	$2,442	$2,197

Other current liabilities

	As of
(in millions)	June 30, 2021	December 31, 2020
Deferred revenue	$141	$138
Licensing arrangements	151	153
Taxes payable	121	158
Liabilities held for sale	—	200
Other	268	307
	$680	$958

Other long-term liabilities

	As of
(in millions)	June 30, 2021	December 31, 2020
Accrued income taxes	$535	$547
Legal reserves	200	64
Contingent consideration liability	54	171
Licensing arrangements	199	253
Operating lease liabilities	359	401
Deferred revenue	283	257
Other	560	615
	$2,190	$2,309

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective tax rate from continuing operations	(24.9)%	18.4%	(11.2)%	13.7%

The change in our reported tax rates for the second quarter and first six months of 2021, as compared to the same periods in 2020, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credit), litigation charges, investment portfolio net losses (gains), as well as certain discrete tax items primarily related to changes in foreign tax rates, and changes in tax laws adopted in the second quarter of 2021, as well as the impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act in the second quarter of 2020.

As of June 30, 2021, we had $280 million of gross unrecognized tax benefits, of which a net $195 million, if recognized, would affect our effective tax rate. As of December 31, 2020, we had $261 million of gross unrecognized tax benefits, of which a net $183 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to positions on new entities we acquired through recent acquisitions and restructuring activities.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $24 million.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the CARES Act, enacted on March 27, 2020, provided an estimated $2.2 trillion in COVID-19 pandemic-related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes incurred in 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments and is expected to be paid in full by the end of 2022 as permitted by the legislation.

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

Our accrual for legal matters that are probable and estimable was $617 million as of June 30, 2021 and $569 million as of December 31, 2020 and includes certain estimated costs of settlement, damages and defense. The increase in our legal accrual was mainly due to product liability cases or claims related to transvaginal surgical mesh products. A portion of our legal accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $167 million as of June 30, 2021 and $208 million as of December 31, 2020. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We recorded litigation-related net charges of $298 million during the second quarter of 2021 and $302 million during the first six months of 2021, related primarily to transvaginal surgical mesh products. We did not record any litigation-related net charges during the first six months of 2020.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, “Cook”) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The case was transferred to the District Court for the Southern District of Indiana. Cook filed seven Inter Partes Review (“IPR”) requests with the U.S. Patent and Trademark Office (USPTO) against the four asserted patents. All IPRs have concluded and Cook and the Company both appealed the Patent Office’s IPR decisions to the Federal Circuit Court of Appeals. On April 30, 2020, the U.S. Court of Appeals ruled that claims from two of the Company's patents remain valid, remanding two of the patents for further review by the USPTO’s Patent Trial and Appeal Board. In November 2020, the Patent Office issued remand rulings invalidating several additional claims. The district court stayed the case pending the appeals court decision on the IPRs, which is now complete. The case is proceeding before the United States District Court for the Southern District of Indiana, with the Company asserting three patents against Cook. Trial is anticipated in October 2022.

On February 23, 2021, Nevro Corp. (“Nevro”) filed a complaint against the Company in the United States District Court for the District of Delaware (21-cv-258). The complaint alleges infringement of five Nevro patents by certain of the Company’s spinal cord stimulation systems.

Product Liability Litigation

As of July 20, 2021, approximately 54,500 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of July 20, 2021, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,500 cases and claims, adjusted to reflect the Company’s analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,500 cases and claims, approximately 49,000 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. The pending cases are in various federal and state courts in the U.S. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases were specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. The Court issued an Order closing the MDL on February 11, 2021, as all cases that had been pending were dismissed or remanded to courts of primary jurisdiction. Outside the United States, there are fewer than 75 claims in the United Kingdom and Ireland. In the first quarter of 2021, two class actions were filed against the Company in Australia. In the second quarter of 2021, one of these class actions was permanently stayed, while the other is proceeding. At this time, the Company is aware of fewer than 125 claims in Australia. There are also fewer than 10 cases in Canada, inclusive of one certified class action, which has settled and received Court approval. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. In April 2021 the Company's Board of Directors received a shareholder demand under section 220 of the Delaware General Corporation Law, for inspection of books and records. The Company has notified our insurer and retained counsel to respond to the demand.

We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as with respect to the actions that have resulted in verdicts against us and the costs of defense thereof associated with our transvaginal surgical mesh products. In the second quarter of 2021, we increased the accrual associated with this matter by $298 million to account for increased, post-COVID-19 settlement and litigation activity related to the remaining cases and claims the Company faces, our revision of the per-case settlement amount for these cases based on recent settlement and litigation activity, and changes to our expectations regarding the rate of incoming cases and claims. We continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims. We continue to vigorously contest the cases and claims asserted against us that do not settle and expect that more cases will go to trial through 2023. The final resolution of the cases and claims is uncertain and could have a further material impact on our results of operations, financial condition and/or liquidity. Trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

We are currently named as a defendant in 147 filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and active selling in the fourth quarter of 2018, alleging various injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of an additional 521 claims, none of which have been filed. As of June 24, 2021, we have entered into master settlement agreements in principle or are in the final stages of entering with certain plaintiffs’ counsel to resolve approximately 200 cases.

Governmental Investigations and Qui Tam Matters

On May 5, 2014, we were served with a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the launch of the Cognis™ CRT-D and Teligen™ ICD line of devices in 2008, the performance of those devices from 2007 to 2009 and the operation of our Physician Guided Learning Program. We are cooperating with this request. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the United States District Court for the District of Minnesota. At the same time, we learned that the U.S. federal government and the State of California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016. On October 7, 2016, the plaintiff/relator served an amended complaint that dropped the allegations relating to our Physician Guided Learning Program. We filed a motion to dismiss the amended complaint on December 7, 2016 and the court heard our motion to dismiss on April 5, 2017. On August 29, 2017, the Court granted the motion to dismiss, without prejudice and on September 19, 2017, the relator filed a Second Amended Complaint. We filed a motion to dismiss the Second Amended Complaint on October 10, 2017 and the Court denied that motion on December 13, 2017. On July 31, 2018, the relator filed a motion seeking leave to file a Third Amended Complaint. The Court denied the motion on October 30, 2018. In February 2021, we filed a motion for summary judgment, which the relator opposed, and on April 29, 2021, the Court held a hearing on that motion. The motion remains pending.

Other Proceedings

On December 4, 2020 Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all other similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Mariano Errichiello as the lead plaintiff. Under the terms of the Court-approved Scheduling Order, Counsel for Mr. Errichiello was required to file an Amended Complaint on or before June 4, 2021, which it did, and, in response the Company brought a Motion to Dismiss the Amended Complaint by July 19, 2021. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it was conducting an investigation related to the Company’s decision to retire the LOTUS System, and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company is cooperating fully with the investigation. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund and Diane Nachbaur, two stockholders of the Company, on July 26, 2021 and July 29, 2021, respectively, each demanding access to certain books and records of the Company, pursuant to 8 Delaware Section 220, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items.

Matters Concluded Since December 31, 2020

On February 23, 2015, a judge for the Court of Modena (Italy) ordered a trial for the Company and three of its employees, as well as numerous other defendants charged in criminal proceedings. The charges arose from allegations that the defendants made improper donations to certain healthcare providers and other employees of the Hospital of Modena in order to induce them to conduct unauthorized clinical trials, as well as related government fraud in relation to the financing of such clinical trials. A trial began on February 24, 2016. On November 10, 2017, the Court issued a ruling that convicted one Company employee but acquitted two others and levied a fine of €245 thousand against us and imposed joint and several civil damages of €620 thousand on all defendants. We continue to deny these allegations, and timely appealed the decision on May 10, 2018. On November 9, 2020, the Court of Appeal in Bologna reversed the judgements against the Company and its employee and acquitted them of all charges. This judgment of acquittal became final as to the Company and its employee on April 15, 2021 when the prosecution chose not to appeal.

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

On September 6, 2019, Boston Scientific Corporation, Boston Scientific Scimed, Inc., and Fortis Advisors, LLC, as a Securityholder Representative for the former Securityholders of nVision Medical Corp. filed a declaratory judgment action against BioCardia, Inc. in the United States District Court for the Northern District of California to address threats and allegations by BioCardia challenging inventorship and ownership of various patents that Boston Scientific Corporation acquired through an April 13, 2018 merger with nVision as well as related threats and allegations by BioCardia of trade secret misappropriation and unjust enrichment. On December 11, 2019, BioCardia filed an amended answer and counterclaims. On April 23, 2020, BioCardia filed a complaint against nVision, which had not been named as a defendant in the original case. On

May 22, 2020, BioCardia amended its complaint against nVision to add twenty former nVision shareholders as defendants. On August 20, 2020, BioCardia again amended its complaint against Boston Scientific Corporation/Boston Scientific Scimed, Inc./Fortis Advisors, LLC and its complaint against nVision/nVision shareholders. On April 8, 2021, the parties settled the dispute, and, on April 12, 2021, the parties filed stipulations with the court to dismiss the remaining legal proceedings. The settlement did not result in any material benefit or liability to the Company.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2021, our MCPS had an aggregate liquidation preference of $1.006 billion.

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

In the second quarter of 2021, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared and we paid a cash dividend of $1.375 per MCPS share to holders of our MCPS as of May 15, 2021, representing a dividend period from March through May 2021. On July 23, 2021, the Committee declared a cash dividend of $1.375 per MCPS share to holders of our MCPS as of August 15, 2021, representing a dividend period from June through August 2021. We have presented cumulative, unpaid dividends within Accrued expenses within our unaudited consolidated balance sheet as of June 30, 2021.

Refer to Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Weighted average shares outstanding - basic	1,421.3	1,410.9	1,420.0	1,404.1
Net effect of common stock equivalents	11.2	—	11.7	—
Weighted average shares outstanding - assuming dilution	1,432.5	1,410.9	1,431.7	1,404.1

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Common stock equivalents(1)	0	13	0	14
Stock options outstanding(2)	3	6	6	6
MCPS(3)	24	9	24	5
(1)    Represents common stock equivalents pursuant to our employee stock-based compensation plans, which are anti-dilutive in the second quarter and first six months of 2020 due to our Net loss position in those periods.
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

For the second quarter and first six months of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented in our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income available to common stockholders.

We issued approximately one million shares of our common stock in the second quarter of 2021 and 2020, and five million shares in the first six months of 2021 and 2020, following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first six months of 2021 or 2020. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2021, we had the full amount remaining available under the authorization.

NOTE K – SEGMENT REPORTING

Our seven core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments that generate revenues from the sale of medical devices. We measure and evaluate our reportable segments based on net sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. Operating income of reportable segments as a percentage of net sales of reportable segments is defined as operating income of reportable segments divided by net sales of reportable segments. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits); and certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes in our accompanying unaudited consolidated statements of operations and are included in the reconciliation below.

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MedSurg	$948	$576	$1,808	$1,350
Rhythm and Neuro	866	525	1,617	1,228
Cardiovascular	1,263	834	2,392	1,860
Total net sales of reportable segments	3,077	1,935	5,816	4,437
All other (Specialty Pharmaceuticals)(1)	—	68	13	109
Net sales	$3,077	$2,003	$5,829	$4,546

MedSurg	$363	$173	$695	$432
Rhythm and Neuro	168	32	316	131
Cardiovascular	418	186	756	385
Total operating income of reportable segments	949	391	1,767	947
All other (Specialty Pharmaceuticals)(1)	—	49	4	75
Unallocated amounts:
Corporate expenses, including hedging activities	(176)	(189)	(329)	(222)
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), and certain litigation-related net charges (credits) and EU MDR implementation costs	(331)	(125)	(445)	(327)
Amortization expense	(180)	(197)	(365)	(398)
Operating income (loss)	262	(71)	632	75
Other expense, net	(113)	(110)	(157)	(234)
Income (loss) before income taxes	$149	$(181)	$474	$(159)

(1) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales and income (loss) before income taxes for the first six months of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction.
Operating income margin of reportable segments	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
MedSurg	38.3%	30.1%	38.5%	32.0%
Rhythm and Neuro	19.3%	6.1%	19.5%	10.7%
Cardiovascular	33.1%	22.3%	31.6%	20.7%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our accompanying unaudited consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended June 30,
	2021			2020
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$316	$235	$551	$190	$158	$348
Urology and Pelvic Health	285	112	397	162	66	228
Cardiac Rhythm Management	314	210	524	208	143	351
Electrophysiology	34	62	95	22	30	51
Neuromodulation	194	53	247	100	23	122
Interventional Cardiology	398	392	790	189	306	495
Peripheral Interventions	260	213	473	189	151	340
Specialty Pharmaceuticals	—	—	—	60	8	68
Net Sales	$1,800	$1,277	$3,077	$1,118	$885	$2,003

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales for the first six months of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction.

	Six Months Ended June 30,
	2021			2020
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$596	$454	$1,050	$445	$345	$790
Urology and Pelvic Health	542	216	758	400	161	560
Cardiac Rhythm Management	590	403	993	463	325	788
Electrophysiology	64	115	179	53	72	126
Neuromodulation	345	99	444	250	63	313
Interventional Cardiology	741	745	1,486	486	642	1,128
Peripheral Interventions	498	407	906	413	319	732
Specialty Pharmaceuticals	10	4	13	97	12	109
Net Sales	$3,386	$2,443	$5,829	$2,607	$1,939	$4,546

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2021	2020	2021	2020
U.S.	$1,800	$1,058	$3,376	$2,510
EMEA (Europe, Middle East and Africa)	662	416	1,266	968
APAC (Asia-Pacific)	520	410	994	819
LACA (Latin America and Canada)	95	51	180	140
Medical Devices	3,077	1,935	5,816	4,437
U.S.	—	60	10	97
International	—	8	4	12
Specialty Pharmaceuticals	—	68	13	109
Net Sales	$3,077	$2,003	$5,829	$4,546

Emerging Markets(1)	$359	$268	$676	$542

(1)    We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. We have revised prior period amounts to conform to the current year's presentation which had an immaterial impact on previously reported Emerging Markets net sales.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities in our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $424 million as of June 30, 2021 and $395 million as of December 31, 2020. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiac Rhythm Management (CRM) business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $38 million in the second quarter and $74 million in the first six months of 2021 that was included in the above contract liability balance as of December 31, 2020. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2021	$134	$165	$(45)	$254
Other comprehensive income (loss) before reclassifications	5	(12)	(0)	(8)
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(6)	—	(9)
Total other comprehensive income (loss)	2	(18)	—	(16)
Balance as of June 30, 2021	$136	$146	$(46)	$237

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2020	$(35)	$248	$(45)	$168
Other comprehensive income (loss) before reclassifications	(6)	(6)	—	(12)
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	(20)	—	(25)
Total other comprehensive income (loss)	(11)	(26)	—	(37)
Balance as of June 30, 2020	$(46)	$222	$(45)	$131

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	53	121	1	174
(Income) loss amounts reclassified from accumulated other comprehensive income(1)	(134)	(10)	—	(144)
Total other comprehensive income (loss)	(81)	111	1	30
Balance as of June 30, 2021	$136	$146	$(46)	$237
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

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the second quarter and first six months of 2021 and 2020.

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

Standards to be Implemented

ASC Update No. 2021-05

In July 2021, the FASB issued ASC Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in Update No. 2021-05 revise lessor lease classification guidance and require accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. Update No. 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We have the option to apply the amendments retrospectively to leases that commenced or were modified on or after the adoption of FASB ASC Topic 842, or prospectively. We are currently in the process of determining the effect that the adoption will have on our financial position and results of operations.

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

The ongoing COVID-19 pandemic and accompanying restrictions negatively impacted our net sales and our results of operations beginning in March 2020. We experienced sequential improvement in our global sales trends beginning in the third quarter of 2020 which continued through the second quarter of 2021, as procedure volumes resumed and referral rates improved. During the second quarter of 2021, the resumption of elective procedures strengthened in the U.S. and improved in many parts of the globe as COVID-19 vaccines were increasingly made available. However, COVID-19 cases continue to rise in many locations around the world where vaccination rates remain low and new, more contagious variant strains of COVID-19 have emerged, resulting in continued restrictions. In particular, certain countries within our Asia Pacific region, including India and Japan, as well as Latin America have been significantly impacted. These restrictions continued to negatively impact our net sales in the first six months of 2021. The timing and success of efforts to distribute and administer COVID-19 vaccines to these locations and to broad portions of the worldwide population, enabling widespread immunity to COVID-19, will continue to have an impact on the duration and extent of the pandemic and its effect on demand for our products.

Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences continue to be uncertain, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Procedural delays from the further resurgence of COVID-19 infections and the emergence of new, more contagious variant strains of COVID-19 may negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales in 2021. In addition, conditions created by the COVID-19 pandemic, the economic recovery that has followed in many areas and other macroeconomic factors have led to a challenging labor market in which we compete, which may affect our ability to retain and attract new talent and put inflationary pressure on certain operational costs due to wage increases and supply constraints.

We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of the COVID-19 pandemic, our global crisis management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees, leveraging work from home infrastructure to facilitate social distancing and accelerating capabilities to provide remote physician support. While we expect the COVID-19 pandemic will continue to negatively impact our 2021 performance to an extent, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

Corporate Sustainability

Our sustainable economic, environmental and social practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as local, regional and national employee and community programs. Key examples of our programs include setting measurable, transparent diversity, equity and inclusion (DE&I) goals. Our “3UP by 2023” initiative furthers our focus on increasing the representation of women and multicultural talent at the supervisor and manager level by three percentage points or more by December 31, 2022. Our DE&I progress has been recognized in 2021 when we were ranked in the Top 10 America's Best Employers for Diversity by Forbes, named on the JUST Capital Top 100 list of Companies Supporting Healthy Families and Communities and recognized as a "Best Place to Work for Disability Inclusion", achieving top marks on Disability:IN’s 2021 Disability Equality Index (DEI). We are also proactively addressing ways to minimize energy consumption, carbon emissions, waste management and water use. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed. We are on track with our commitment to carbon neutrality in our manufacturing and key distribution sites by 2030, and expect to source or generate 100 percent of electricity from renewable sources by 2024, and have already achieved our interim goal of 50 percent.

Financial Summary

Three Months Ended June 30, 2021

Our net sales for the second quarter of 2021 were $3.077 billion, as compared to $2.003 billion for the second quarter of 2020. This increase of $1.074 billion, or 53.6 percent, included operational net sales growth of 49.6 percent and the positive impact of 400 basis points from foreign currency fluctuations, and includes net sales from Preventice Solutions, Inc. (Preventice) following the completion of the acquisition on March 1, 2021.1 The increase in our net sales was significantly driven by the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the second quarter of 2021 was $172 million, or $0.12 per diluted share. Our reported results for the second quarter of 2021 included certain charges and/or credits totaling $405 million (after-tax), or $0.28 per diluted share. Excluding these items, adjusted net income available to common stockholders for the second quarter of 2021 was $577 million, or $0.40 per diluted share.1, 2

Our reported net loss available to common stockholders for the second quarter of 2020 was $153 million, or $(0.11) per diluted share. Our reported results for the second quarter of 2020 included certain charges and/or credits totaling $273 million (after-tax), or $0.19 per diluted share. Excluding these items, adjusted net income available to common stockholders for the second quarter of 2020 was $120 million, or $0.08 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and other adjusted measures, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP) are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended June 30, 2021
(in millions, except per share data)	Earnings	Impact per Share(3)
Reported Net income (loss)	$186
Reported Preferred stock dividends	(14)
Reported Net income (loss) available to common stockholders	$172	$0.12
Non-GAAP adjustments:
Amortization expense	161	0.11
Intangible asset impairment charges	39	0.03
Acquisition/divestiture-related net charges (credits)	(65)	(0.05)
Restructuring and restructuring-related net charges (credits)	35	0.02
Litigation-related net charges (credits)	229	0.16
Investment portfolio net losses (gains)	5	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	11	0.01
Deferred tax expenses (benefits)	25	0.02
Discrete tax items	(35)	(0.02)
Adjusted net income (loss) available to common stockholders	$577	$0.40
(3) For the second quarter of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

	Three Months Ended June 30, 2020
(in millions, except per share data)	Earnings	Impact per Share(4)
Reported Net income (loss)	$(147)
Reported Preferred stock dividends	(5)
Reported Net income (loss) available to common stockholders	$(153)	$(0.11)
Non-GAAP adjustments:
Amortization expense	177	0.12
Intangible asset impairment charges	27	0.02
Acquisition/divestiture-related net charges (credits)	50	0.04
Restructuring and restructuring-related net charges (credits)	20	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	6	0.00
Deferred tax expenses (benefits)	(18)	(0.01)
Discrete tax items	11	0.01
Adjusted net income (loss) available to common stockholders	$120	$0.08
(4) For the second quarter of 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net loss were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating EPS. We have assumed dilution of 12.6 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.

Six Months Ended June 30, 2021

Our net sales for the first six months of 2021 were $5.829 billion, as compared to $4.546 billion for the first six months of 2020. This increase of $1.283 billion, or 28.2 percent, included operational net sales growth of 25.0 percent and the positive impact of 320 basis points from foreign currency fluctuations, and includes net sales from Preventice following the completion of the acquisition on March 1, 2021. The increase in our net sales was significantly driven by the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the first six months of 2021 was $500 million, or $0.35 per diluted share. Our reported results for the first six months of 2021 included certain charges and/or credits totaling $602 million (after-tax), or $0.42 per diluted share. Excluding these items, adjusted net income available to common stockholders for the first six months of 2021 was $1.102 billion, or $0.77 per diluted share.

Our reported net loss available to common stockholders for the first six months of 2020 was $142 million, or $(0.10) per diluted share. Our reported results for the first six months of 2020 included certain charges and/or credits totaling $653 million (after-tax), or $0.46 per diluted share. Excluding these items, adjusted net income available to common stockholders for the first six months of 2020 was $511 million, or $0.36 per diluted share.
The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Six Months Ended June 30, 2021
(in millions, except per share data)	Earnings	Impact per Share(5)
Reported Net income (loss)	$527
Reported Preferred stock dividends	(28)
Reported Net income (loss) available to common stockholders	$500	$0.35
Non-GAAP adjustments:
Amortization expense	328	0.23
Intangible asset impairment charges	39	0.03
Acquisition/divestitures-related net charges (credits)	(219)	(0.15)
Restructuring and restructuring-related net charges (credits)	79	0.05
Litigation-related net charges (credits)	233	0.16
Investment portfolio net losses (gains)	117	0.08
European Union (EU) Medical device regulation (MDR) implementation costs	20	0.01
Deferred tax expenses (benefits)	43	0.03
Discrete tax items	(38)	(0.03)
Adjusted net income (loss) available to common stockholders	$1,102	$0.77
(5) For the first six months of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

	Six Months Ended June 30, 2020
(in millions, except per share data)	Earnings	Impact per Share(6)
Reported Net income (loss)	$(137)
Reported Preferred stock dividends	(5)
Reported Net income (loss) available to common stockholders	$(142)	$(0.10)
Non-GAAP adjustments:
Amortization expense	356	0.25
Intangible asset impairment charges	195	0.14
Acquisition-related net charges (credits)	13	0.01
Restructuring and restructuring-related net charges (credits)	45	0.03
European Union (EU) Medical device regulation (MDR) implementation costs	11	0.01
Deferred tax expenses (benefits)	8	0.01
Discrete tax items	24	0.02
Adjusted net income (loss) available to common stockholders	$511	$0.36
(6) For the first six months of 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating EPS. We have assumed dilution of 14.4 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.
Cash provided by operating activities was $927 million for the first six months of 2021. As of June 30, 2021, we had total debt outstanding of $9.109 billion net of unamortized debt issuance discounts and deferred financing costs, Cash and cash equivalents of $2.675 billion and working capital of $2.685 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business unit. For additional information on our businesses and product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended June 30,
(in millions)	2021	2020	Change
Endoscopy	$551	$348	58.5%
Urology and Pelvic Health	397	228	73.9%
MedSurg	948	576	64.6%
Cardiac Rhythm Management	524	351	49.2%
Electrophysiology	95	51	85.8%
Neuromodulation	247	122	101.5%
Rhythm and Neuro	866	525	65.0%
Interventional Cardiology	790	495	59.8%
Peripheral Interventions	473	340	39.1%
Cardiovascular	1,263	834	51.4%
Medical Devices	3,077	1,935	59.0%
Specialty Pharmaceuticals(7)	—	68	(100.0)%
Net Sales	$3,077	$2,003	53.6%

	Six Months Ended June 30,
(in millions)	2021	2020	Change
Endoscopy	$1,050	$790	33.0%
Urology and Pelvic Health	758	560	35.2%
MedSurg	1,808	1,350	33.9%
Cardiac Rhythm Management	993	788	26.0%
Electrophysiology	179	126	42.0%
Neuromodulation	444	313	41.8%
Rhythm and Neuro	1,617	1,228	31.7%
Interventional Cardiology	1,486	1,128	31.7%
Peripheral Interventions	906	732	23.7%
Cardiovascular	2,392	1,860	28.6%
Medical Devices	5,816	4,437	31.1%
Specialty Pharmaceuticals(7)	13	109	(87.8)%
Net Sales	$5,829	$4,546	28.2%
(7) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products were $551 million for the second quarter of 2021 and $1.050 billion for the first six months of 2021, and represented 18 percent of our consolidated net sales in both the second quarter and first six months of 2021. Our Endoscopy net sales increased $203 million, or 58.5 percent, in the second quarter of 2021 and increased $260 million, or 33.0 percent, in the first six months of 2021, compared to the prior year periods. In the second quarter of 2021, this increase included operational net sales growth of 54.1 percent and a positive impact of 440 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2021, this increase included operational net sales growth of 29.4 percent and a positive impact of 360 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our biliary, single-use imaging, hemostasis and infection prevention franchises due to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products were $397 million for the second quarter of 2021 and $758 million for the first six months of 2021, representing 13 percent of our consolidated net sales in both the second quarter and first six months of 2021. Our Urology and Pelvic Health net sales increased $169 million, or 73.9 percent, in the second quarter of 2021 and increased $197 million, or 35.2 percent, in the first six months of 2021, compared to the prior year periods. In the second quarter of 2021, this increase included operational net sales growth of 70.4 percent and a positive impact of 350 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic sales growth of 70.8 percent and the unfavorable impact of 40 basis points from the divestiture of the Intrauterine Health business in the second quarter of 2020. In the first six months of 2021, this increase included operational net sales growth of 32.7 percent and a positive impact of 250 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic net sales growth of 34.3 percent and the negative impact of 160 basis points from the divestiture of the Intrauterine Health business in the second quarter of 2020. Organic growth was driven by our stone management, prosthetic urology and prostate health franchises in addition to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our net sales of CRM products were $524 million for the second quarter of 2021 and $993 million for the first six months of 2021, representing 17 percent of our consolidated net sales in both the second quarter and first six months of 2021. Our CRM net sales increased $173 million, or 49.2 percent, in the second quarter of 2021 and increased $205 million, or 26.0 percent, in the first six months of 2021, compared to the prior year periods. In the second quarter of 2021, this increase included operational net sales growth of 44.9 percent and a positive impact of 430 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic sales growth of 31.2 percent and the favorable impact of 1380 basis points from the acquisition of Preventice in the first quarter of 2021, adding to our CRM business a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. In the first six months of 2021, this increase included operational net sales growth of 22.5 percent and a positive impact of 350 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic net sales growth of 14.2 percent and the positive impact of 830 basis points from the Preventice acquisition. Organic net sales growth was attributable to our defibrillator and pacemaker franchises, due to the recovery of semi-emergent and emergent procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales, as well as our cardiac diagnostics franchise, led by our LUX-Dx™ Insertable Cardiac Monitor (ICM) system.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products were $95 million for the second quarter of 2021 and $179 million for the first six months of 2021, representing three percent of our consolidated net sales in both the second quarter and first six months of 2021. Our Electrophysiology net sales increased $44 million, or 85.8 percent, in the second quarter of 2021 and increased $53 million, or 42.0 percent, in the first six months of 2021, compared to the prior year periods. In the second quarter of 2021, this increase included operational net sales growth of 78.7 percent and a positive impact of 710 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2021, this increase included operational net sales growth of 36.7 percent and a positive impact of 530 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven by the recovery of elective procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales and the success of our ongoing POLARx™ Cryoablation System and Stablepoint Force-Sensing catheter international launches. On August 6, 2021, we completed our acquisition of the remaining shares of Farapulse, Inc., a privately-held company that develops and commercializes a pulsed field ablation system, a non-thermal ablation treatment of atrial fibrillation and the only company with a commercially approved pulsed field ablation product in Europe, which will complement our existing electrophysiology portfolio.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products were $247 million for the second quarter of 2021 and $444 million for the first six months of 2021, representing eight percent of our consolidated net sales in both the second quarter and first six months of 2021. Our Neuromodulation net sales increased $124 million, or 101.5 percent, in the second quarter of 2021 and increased $131 million, or 41.8 percent, in the first six months of 2021, compared to the prior year periods. In the second quarter of 2021, this increase included operational net sales growth of 98.0 percent and a positive impact of 360 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2021, this increase included operational net sales growth of 39.3 percent and a positive impact of 250 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our spinal cord stimulation (SCS) systems, led by our next generation WaveWriter Alpha™ SCS System and deep brain stimulation (DBS) systems, including our Vercise Genus™ DBS System, due to the recovery of elective procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products were $790 million or 26 percent of our consolidated net sales for the second quarter of 2021 and $1.486 billion or 25 percent of our consolidated net sales for the first six months of 2021. Our Interventional Cardiology net sales increased $296 million, or 59.8 percent, in the second quarter of 2021 and increased $358 million, or 31.7 percent, in the first six months of 2021, compared to the prior year periods. In the second quarter of 2021, this increase included operational net sales growth of 55.2 percent and a positive impact of 460 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2021, this increase included operational net sales growth of 28.2 percent and a positive impact of 350 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven by our WATCHMAN™ FLX Left Atrial Appendage Closure Device, our percutaneous coronary intervention guidance (PCIG) franchise and our drug-eluting stent (DES) systems due to the recovery of procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales. These increases were partially offset by the discontinuation of our LOTUS Edge™ Aortic Valve System in the fourth quarter of 2020, general price declines associated with our DES systems and the unfavorable impact of China tender pricing on both DES systems and balloon catheter net sales.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our net sales of Peripheral Interventions products were $473 million or 15 percent of our consolidated net sales for the second quarter of 2021 and $906 million or 16 percent of our consolidated net sales for the first six months of 2021. Our Peripheral Interventions net sales increased $133 million, or 39.1 percent, in the second quarter of 2021 and increased $174 million, or 23.7 percent, in the first six months of 2021, compared to the prior year periods. In the second quarter of 2021, this increase included operational net sales growth of 35.6 percent and a positive impact of 350 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2021, this increase included operational net sales growth of 20.6 percent and a positive impact of 310 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by the

Interventional Oncology franchise, including our TheraSphere™ Y-90 Radioactive Glass Microspheres, which received U.S. Food and Drug Administration (FDA) approval in the first quarter of 2021 after 20 years as a humanitarian device exemption (HDE). In addition, growth was driven by our drug-eluting portfolio, including the Eluvia™ Drug-Eluting Stent and Ranger™ Drug-Coated Balloon due to the recovery of procedure volumes compared to the prior year when the COVID-19 pandemic had peak impact on our net sales and continued worldwide commercial execution and adoption in recently approved countries. In the first quarter of 2021, we received approval from Japan’s Ministry of Health, Labor and Welfare (MHLW) for our Ranger Drug-Coated Balloon and initiated a full launch.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. We have revised prior period amounts to conform to the current year's presentation which had an immaterial impact on previously reported Emerging Markets net sales. Our Emerging Markets net sales represented 12 percent of our consolidated net sales in both the second quarter and first six months of 2021, 13 percent in the second quarter of 2020, and 12 percent in the first six months of 2020. In the second quarter of 2021, our Emerging Markets net sales grew 33.8 percent on a reported basis, which included operational net sales growth of 25.8 percent and a positive impact of 800 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2021, our Emerging Markets net sales grew 24.8 percent on a reported basis, which included operational net sales growth of 19.5 percent and a positive impact of 530 basis points from foreign currency fluctuations, compared to the prior year period. The growth in the second quarter and first six months of 2021 compared to the prior year periods was driven primarily by our net sales in China, which have largely recovered from the impact of the COVID-19 pandemic on procedural volumes.

Gross Profit

Our Gross profit was $2.132 billion for the second quarter of 2021, $1.212 billion for the second quarter of 2020, $3.990 billion for the first six months of 2021 and $2.950 billion for the first six months of 2020. As a percentage of net sales, our Gross profit increased to 69.3 percent in the second quarter of 2021, as compared to 60.5 percent in the second quarter of 2020 and 68.4 percent in the first six months of 2021, as compared to 64.9 percent in the first six months of 2020. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Six Months
Gross profit margin - period ended June 30, 2020	60.5%	64.9%
Abnormal production variances	3.9	1.9
Sales pricing, volume and mix	5.0	1.7
Net impact of foreign currency fluctuations	(1.0)	(0.8)
All other, including other expenses	0.9	0.8
Gross profit margin - period ended June 30, 2021	69.3%	68.4%

The primary factors contributing to the increase in our gross profit margin in the second quarter and first six months of 2021, as compared to the same periods in 2020, were higher sales volumes and favorable product mix associated with the resumption of procedures using higher-margin products, as well as the impact in the prior year of abnormal production variances attributable to manufacturing plant shut-downs driven by the COVID-19 pandemic in the prior year. These improvements were partially offset by price declines related primarily to sales of our coronary drug-eluting stent systems and foreign currency fluctuations. In addition, inflation has put pressure on our gross profit margin, particularly with increases in costs of certain raw materials, direct labor and freight.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$1,121	36.4%	$798	39.9%	$2,139	36.7%	$1,776	39.1%
Research and development (R&D) expenses	298	9.7%	242	12.1%	574	9.9%	542	11.9%
Royalty expense	12	0.4%	8	0.4%	24	0.4%	20	0.4%

SG&A Expenses

In the second quarter of 2021, our SG&A expenses increased $322 million, or 40 percent, as compared to the second quarter of 2020 and were 350 basis points lower as a percentage of net sales. In the first six months of 2021, our SG&A expenses increased $363 million, or 20 percent, as compared to the first six months of 2020 and were 240 basis points lower as a percentage of net sales. The increase in SG&A expenses for the second quarter and first six months of 2021, as compared to the same period in the prior year, was primarily due to higher selling costs driven by higher global net sales and the targeted lifting of spending controls implemented in the first half of 2020 in response to the escalating COVID-19 pandemic. In addition, SG&A expenses in the first half of 2021 were further impacted by higher restructuring-related spend.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the second quarter of 2021, our R&D expenses increased $57 million, or 23 percent, as compared to the second quarter of 2020 and were 240 basis points lower as a percentage of net sales. In the first six months of 2021, our R&D expenses increased $32 million, or 6 percent, as compared to the first six months of 2020, and were 200 basis points lower as a percentage of net sales. R&D expenses increased in the second quarter and the first six months of 2021, as compared to the same period in the prior year, as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the second quarter of 2021, our Royalty expense increased $4 million, or 48 percent as compared to the second quarter of 2020 and remained flat as a percentage of net sales. In the first six months of 2021, our Royalty expense increased $4 million, or 21 percent, as compared to the first six months of 2020, and remained flat as a percentage of net sales, primarily due to global net sales growth in the second quarter and first six months of 2021 as compared to the second quarter and first six months of 2020.

Other Operating Expenses

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Amortization expense	$180	$197	$365	$398
Intangible asset impairment charges	45	34	45	233
Contingent consideration net expense (benefit)	(85)	—	(91)	(108)
Restructuring charges (credits)	3	3	8	13
Litigation-related net charges (credits)	298	—	302	—

Amortization Expense

In the second quarter of 2021, our Amortization expense decreased $17 million, or 9 percent, as compared to second quarter of 2020. In the first six months of 2021, our Amortization expense decreased $33 million, or 8 percent, as compared to first six months of 2020. The decrease in Amortization expense in the second quarter of 2021, as compared to the same period in the prior year, was driven by a decrease in the balance of amortizable intangible assets due to the divestiture of the Specialty Pharmaceuticals business.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $45 million in the second quarter of 2021, $34 million in the second quarter of 2020, $45 million in the first six months of 2021 and $233 million in the first six months of 2020. The impairment charges recorded in the second quarter and first six months of 2021 were primarily attributable to incremental time and cost to complete an acquired in-process research and development (IPR&D) project. The impairment charges recorded in the first six months of 2020 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of nVision Medical Corporation (nVision). These charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain R&D programs based on cost to complete, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net benefits of $85 million and $91 million in the second quarter and first six months of 2021, respectively, a net expense of less than one million in the second quarter of 2020 and a net benefit of $108 million in the first six months of 2020. The net benefits recorded in the first six months of 2021 and 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, in the case of nVision, for milestones that would not be achieved due to management's discontinuation of the R&D program. In addition, we made payments of $14 million associated with prior acquisitions during the first six months of 2021, following the achievement of a revenue-based milestone. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

In November 2018, our Board of Directors approved, and we committed to, a new global restructuring program (the 2019 Restructuring Plan). The 2019 Restructuring Plan, for which our Board of Directors approved an extension and expansion in February 2021, is expected to result in total pre-tax charges of approximately $375 million to $475 million and approximately $340 million to $440 million of these charges are expected to result in cash outlays. We expect the majority of activity associated with our 2019 Restructuring Plan, including the extension, to be substantially complete by the end of 2022. A substantial portion of the savings are being reinvested in strategic growth initiatives. Pursuant to this program, restructuring charges were $3 million in the second quarter of 2021 and 2020, $6 million in the first six months of 2021 and $13 million in the first six months of 2020. Restructuring-related charges were $35 million in the second quarter of 2021, $20 million in the second quarter of 2020, $64 million in the first six months of 2021 and $40 million in the first six months of 2020 and were recorded primarily in Cost of products sold and SG&A expenses.

In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS™ Valve platform. We recorded immaterial restructuring and restructuring-related charges associated with the product discontinuation in the second quarter of 2021 and recorded $2 million of restructuring charges and $16 million of restructuring-related charges associated with the product discontinuation in the first six months of 2021. The product discontinuation resulted in total pre-tax restructuring and restructuring-related net charges of approximately $80 million. We substantially completed the restructuring activities in the first quarter of 2021.

Refer to Note H – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Litigation-related net charges (credits)

We recorded litigation-related net charges of $298 million during the second quarter of 2021 and $302 million during the first six months of 2021, related primarily to transvaginal surgical mesh products. We increased the accrual associated with this matter to account for increased, post-COVID-19 settlement and litigation activity related to the remaining cases and claims the Company faces, our revision of the per-case settlement amount for these cases based on recent settlement and litigation activity and changes to our expectations regarding the rate of incoming cases and claims. We did not record any litigation-related net charges during the first six months of 2020. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense (in millions)	$(86)	$(91)	$(168)	$(179)
Average borrowing rate	3.6%	3.5%	3.6%	3.5%

Interest expense and our average borrowing rate remained relatively flat in the second quarter and first six months of 2021, as compared to the same periods in the prior year. During the first six months of 2020, we began to take proactive steps to manage the potential impact of the COVID-19 pandemic on our short-term liquidity and refinanced existing term loans and outstanding commercial paper with proceeds from new term loans and our 2018 Revolving Credit Facility. We refinanced this short-term, variable-rate debt in May 2020 with our issuances of $500 million 1.900% senior notes due June 2025 and $1.200 billion 2.650% senior notes due June 2030. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Interest income	$1	$—	$3	$1
Net foreign currency gain (loss)	(7)	(5)	(9)	(12)
Net gains (losses) on investments	(14)	(12)	22	(34)
Other income (expense), net	(7)	(2)	(5)	(10)
	$(26)	$(18)	$11	$(54)

In connection with the acquisition of Preventice in the first quarter of 2021, we remeasured the fair value of our previously-held equity interest, which resulted in a $195 million gain recognized within Other, net in the first six months of 2021. In the second quarter and first six months of 2021, we recorded losses of $8 million and $154 million, respectively, on our investment in Pulmonx Corporation presented in Other, net associated with the partial disposition of our ownership and remeasurement of our remaining investment to fair value based on observable market prices. The Preventice gain is included within Acquisition/

divestiture-related net charges (credits) and the Pulmonx loss is included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

On August 6, 2021, we completed our acquisition of the remaining shares of Farapulse. The transaction price consists of $450 million upfront, or approximately $295 million after adjustments for our prior equity stake, debt and other closing adjustments; up to $125 million upon achievement of certain clinical and regulatory milestones, or $92 million for the portion not previously owned; and additional revenue-based payments over the next three years. The valuation studies necessary to determine the fair value of the various purchase price components are currently in process. Once completed, we will remeasure the fair value of our previously held equity interest and recognize a gain of at least $150 million within Other income (expense) in the accompanying unaudited consolidated statements of operations during the third quarter of 2021. The gain will be included within Acquisition/divestiture related net charges (credits) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective tax rate from continuing operations	(24.9)%	18.4%	(11.2)%	13.7%

The change in our reported tax rates for the second quarter and first six months of 2021, as compared to the same periods in 2020, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credit), litigation charges, investment portfolio net losses (gains), as well as certain discrete tax items primarily related to changes in foreign tax rates, and changes in tax laws adopted in the second quarter of 2021, as well as the impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act in the second quarter of 2020.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the CARES Act, enacted on March 27, 2020, provided an estimated $2.2 trillion in COVID-19 pandemic-related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we have not applied for government loans, we have taken advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes incurred in 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments and is expected to be paid in full by the end of 2022 as permitted by the legislation.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the first six months of 2021, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of June 30, 2021, we had $2.675 billion of unrestricted Cash and cash equivalents on hand, comprised of $2.379 billion invested in money market funds and time deposits and $296 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. As of June 30, 2021, we had no commercial paper debt outstanding, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2021	2020
Cash provided by (used for) operating activities	$927	$192
Cash provided by (used for) investing activities	71	(135)
Cash provided by (used for) financing activities	(93)	1,361

Operating Activities

In the first six months of 2021, cash provided by operating activities increased $735 million as compared to the first six months of 2020, primarily due to comparatively higher net sales and operating income compared to the same period in the prior year.

Investing Activities

In the first six months of 2021, cash provided by investing activities included proceeds of $801 million from the divestiture of the Specialty Pharmaceuticals business and $122 million from the sale of investments partially offset by a net cash payment of $706 million for the acquisition of Preventice. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment of $181 million in the first six months of 2021 and $168 million in the first six months of 2020.

Financing Activities

In the first six months of 2021, cash used for financing activities primarily included cash payments associated with the settlement of employee equity awards and payments for royalty rights associated with the Zytiga™ Drug. On May 10, 2021 we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. We have not made any borrowings against the 2021 Revolving Credit Facility.

In the first six months of 2020, we took proactive steps to manage the potential impact of the emerging COVID-19 pandemic on our short-term liquidity and refinanced our existing term loans and outstanding commercial paper with proceeds from new term loans, borrowings against our 2018 Revolving Credit Facility, a senior notes offering and public equity offerings of preferred and common stock.

Please refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information regarding financing activities for the year ended December 31, 2020, including the full repayment of amounts borrowed against our credit facility and partial repayment of amounts borrowed under term loans in the first six months of 2020.

Financial Covenant

As of and through June 30, 2021, we were in compliance with the financial covenant required by the credit facilities.

The 2021 Revolving Credit Facility includes the following financial covenant requirement for all of our credit arrangements (i) maintain the maximum permitted leverage ratio of 4.25 times for the second quarter of 2021, with a step-down for each succeeding fiscal quarter end, beginning with the third quarter of 2021, to 4.00 times and 3.75 times for the fourth quarter of 2021 and through the remaining term of the 2021 Revolving Credit Facility. The agreement provides for higher leverage ratios for the period following a qualified acquisition, at our election, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 is required through the remaining term of the 2021 Revolving Credit Facility. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreements, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2021, we had $467 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of June 30, 2021, we had $1.303 billion of the litigation exclusion remaining.
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

We received $38 million in the first six months of 2021 and $48 million in the first six months of 2020 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock in the first six months of 2021 or 2020. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2021, we had the full amount remaining available under the authorization.

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

Use of Non-GAAP Financial Measures

To supplement our unaudited consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share (EPS) that exclude certain amounts; operational net sales, which exclude the impact of foreign currency fluctuations; and organic net sales, which exclude the impact of foreign currency fluctuations as well as the impact of certain acquisitions and divestitures with less than a full period of comparable net sales. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income (loss) and GAAP net income (loss) available to common stockholders. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) section 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission (SEC) for an explanation of each of these adjustments and the reasons for excluding each item.

The GAAP financial measures most directly comparable to adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share are GAAP net income (loss), GAAP net income (loss) available to common stockholders and GAAP net income (loss) per common share - assuming dilution, respectively.

To calculate operational net sales growth rates, which exclude the impact of foreign currency fluctuations, we convert actual net sales from local currency to U.S. dollars using constant foreign currency exchange rates in the current and prior periods. To calculate organic net sales growth rates, we also remove the impact of acquisitions and divestitures with less than a full period of comparable net sales. The GAAP financial measure most directly comparable to operational net sales and organic net sales is net sales on a GAAP basis.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) available to common stockholders, adjusted net income (loss) per share, operational net sales and organic net sales growth rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

Our Businesses
•The impact of the COVID-19 pandemic on the worldwide economy and financial markets, and developments related to the disease, including the time it will take for vaccines to be broadly produced, distributed and administered worldwide, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and variants thereof and mitigating the economic effects of the pandemic,

•The impact of the COVID-19 pandemic upon the scheduling of elective and semi-emergent procedures,

•The impact of the COVID-19 pandemic on our global manufacturing and distribution system, including the quality of our products, availability and cost of raw materials and direct labor,

•Our ability to recover from the impact of the COVID-19 pandemic on our business and increase net sales, expand the markets in which we participate, capture market share and adapt to market volatility,

•The impact of natural disasters, climate change, additional future public health crises and other catastrophic events on our ability to manufacture, distribute and sell our products,

•Competitive offerings and related declines in average selling prices for our products,

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

•Our ability to attract and retain key personnel, including those associated with recent acquisitions, and maintain our robust corporate culture, especially in light of the remote working conditions imposed by the COVID-19 pandemic, and execute plans to return employees to offices in jurisdictions where safe and feasible,

•The inability of certain of our employees to return to work full time following reduced work schedules associated with the COVID-19 pandemic, or our inability to recruit personnel into direct labor roles for the duration of the pandemic,

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

•The impact of potential goodwill and intangible asset impairment charges on our results of operations.

Regulatory Compliance, Litigation and Data Protection

•The impact of healthcare policy changes and legislative or regulatory efforts in the U.S., the EU and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other healthcare reform legislation,

•Risks associated with our regulatory compliance and quality systems and activities in the U.S., the EU and around the world, including meeting regulatory standards applicable to manufacturing and quality processes,

•The effect of legal, regulatory or market responses to global climate change,

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $10.343 billion as of June 30, 2021 and $10.481 billion as of December 31, 2020. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $380 million as of June 30, 2021 as compared to $333 million as of December 31, 2020. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $465 million as of June 30, 2021 as compared to $407 million as of December 31, 2020. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2021 and December 31, 2020. As of June 30, 2021, $9.168 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of June 30, 2021, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, while many of our employees continued to work remotely to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and to connect our physically dispersed team of finance professionals in offices around the world. While the quarterly close cycle was performed remotely, fundamentally, the work performed, and the processes and controls executed did not change.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report,)

10.1
Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 13, 2021, File No. 1-11083)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2021.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer