Form 10-Q
period 2021-09-30
BOSTON SCIENTIFIC CORP
filed 2021-11-04
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 29, 2021 was 1,424,992,477.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020

Net sales	$2,932	$2,659	$8,761	$7,204
Cost of products sold	900	869	2,739	2,465
Gross profit	2,032	1,790	6,022	4,740

Operating expenses:
Selling, general and administrative expenses	1,066	984	3,206	2,760
Research and development expenses	310	315	884	857
Royalty expense	14	12	38	32
Amortization expense	184	197	549	595
Intangible asset impairment charges	128	219	173	452
Contingent consideration net expense (benefit)	(26)	6	(117)	(102)
Restructuring net charges (credits)	9	3	18	16
Litigation-related net charges (credits)	—	260	302	260
Gain on disposal of businesses and assets	(40)	—	(48)	—
	1,645	1,995	5,003	4,870
Operating income (loss)	387	(205)	1,019	(130)

Other income (expense):
Interest expense	(86)	(86)	(254)	(265)
Other, net	181	64	192	9
Income (loss) before income taxes	483	(227)	957	(386)
Income tax expense (benefit)	64	(72)	10	(94)
Net income (loss)	419	(155)	946	(292)
Preferred stock dividends	(14)	(14)	(42)	(19)
Net income (loss) available to common stockholders	$405	$(169)	$905	$(311)

Net income (loss) per common share — basic	$0.28	$(0.12)	$0.64	$(0.22)
Net income (loss) per common share — assuming dilution	$0.28	$(0.12)	$0.63	$(0.22)

Weighted-average shares outstanding
Basic	1,423.8	1,430.9	1,421.3	1,413.0
Assuming dilution	1,435.6	1,430.9	1,433.0	1,413.0

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$419	$(155)	$946	$(292)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(49)	84	(130)	(104)
Net change in derivative financial instruments	50	(64)	161	(15)
Net change in defined benefit pensions and other items	—	—	1	—
Total other comprehensive income (loss)	1	20	31	(119)
Total comprehensive income (loss)	$420	$(135)	$978	$(411)

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
(in millions, except share and per share data)	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,947	$1,734
Trade accounts receivable, net	1,669	1,531
Inventories	1,603	1,351
Prepaid income taxes	217	194
Assets held for sale	—	1,133
Other current assets	792	751
Total current assets	6,229	6,694
Property, plant and equipment, net	2,109	2,084
Goodwill	11,820	9,951
Other intangible assets, net	6,227	5,917
Deferred tax assets	4,049	4,210
Other long-term assets	1,444	1,921
TOTAL ASSETS	$31,877	$30,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$261	$13
Accounts payable	674	513
Accrued expenses	2,418	2,197
Other current liabilities	669	958
Total current liabilities	4,022	3,681
Long-term debt	8,824	9,130
Deferred income taxes	274	330
Other long-term liabilities	2,296	2,309

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,688,023,638 shares as of September 30, 2021 and 1,679,911,918 shares as of December 31, 2020	17	17
Treasury stock, at cost - 263,289,848 shares as of September 30, 2021 and December 31, 2020	(2,251)	(2,251)
Additional paid-in capital	19,930	19,732
Accumulated deficit	(1,473)	(2,378)
Accumulated other comprehensive income (loss), net of tax	238	207
Total stockholders’ equity	16,462	15,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,877	$30,777

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2021	2020	2021	2020
Preferred stock shares outstanding
Beginning	10,062,500	10,062,500	10,062,500	—
Preferred stock issuance	—	—	—	10,062,500
Ending	10,062,500	10,062,500	10,062,500	10,062,500
Common stock shares outstanding
Beginning	1,685,006,608	1,676,753,566	1,679,911,918	1,642,488,911
Common stock issuance	—	—	—	29,382,500
Stock-based compensation	3,017,030	2,674,643	8,111,720	7,556,798
Ending	1,688,023,638	1,679,428,209	1,688,023,638	1,679,428,209

Preferred stock
Beginning	$—	$—	$—	$—
Preferred stock issuance	—	—	—	—
Ending	—	$—	—	$—
Common stock
Beginning	$17	$17	$17	$16
Common stock issuance	—	—	—	—
Stock-based compensation	—	—	—	—
Ending	$17	$17	$17	$17
Treasury Stock
Beginning	$(2,251)	$(1,717)	$(2,251)	$(1,717)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(1,717)	$(2,251)	$(1,717)
Additional Paid-In Capital
Beginning	$19,817	$19,590	$19,732	$17,561
Preferred stock issuance	—	—	—	975
Common stock issuance	—	—	—	975
Stock-based compensation	113	97	199	176
Ending	$19,930	$19,687	$19,930	$19,687
Accumulated Deficit
Beginning	$(1,878)	$(2,405)	$(2,378)	$(2,253)
Net income (loss)	419	(155)	946	(292)
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	(10)
Preferred stock dividends	(14)	(14)	(42)	(19)
Ending	$(1,473)	$(2,574)	$(1,473)	$(2,574)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$237	$131	$207	$270
Total other comprehensive income (loss)	1	20	31	(119)
Ending	$238	$151	$238	$151
Total stockholders' equity	16,462	15,564	16,462	15,564

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2021	2020
Net income (loss)	$946	$(292)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on disposal of businesses and assets	(48)	—
Depreciation and amortization	803	834
Deferred and prepaid income taxes	(49)	(13)
Stock-based compensation expense	145	128
Intangible asset impairment charges	173	452
Net loss (gain) on investments and notes receivable	(208)	(29)
Contingent consideration net expense (benefit)	(117)	(102)
Inventory step-up amortization	15	42
Foreign exchange (gain) loss	17	13
Other, net	32	46
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(131)	242
Inventories	(315)	(1)
Other assets	(145)	(119)
Accounts payable, accrued expenses and other liabilities	275	(364)
Cash provided by (used for) operating activities	1,392	835
Purchases of property, plant and equipment	(288)	(217)
Proceeds from sale of property, plant and equipment	10	6
Payments for acquisitions of businesses, net of cash acquired	(2,014)	(3)
Proceeds from royalty rights	62	66
Payments for investments and acquisitions of certain technologies	(51)	(130)
Proceeds from sale of investments and disposition of certain assets	329	—
Proceeds from disposal of businesses	801	15
Proceeds from settlements of hedge contracts	15	—
Cash provided by (used for) investing activities	(1,136)	(264)
Payment of contingent consideration previously established in purchase accounting	(14)	(35)
Payments for royalty rights	(85)	(97)
Payments on short-term borrowings	—	(2,950)
Proceeds from short-term borrowings, net of debt issuance costs	—	2,245
Net increase (decrease) in commercial paper	—	(714)
Payments on borrowings from credit facilities	—	(1,919)
Proceeds from borrowings on credit facilities	—	1,916
Payments on long-term borrowings and debt extinguishment costs	—	(1,000)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,683
Cash dividends paid on preferred stock	(42)	(14)
Net proceeds from issuance of preferred stock in connection with public offering	—	975
Net proceeds from issuance of common stock in connection with public offering	—	975
Cash used to net share settle employee equity awards	(48)	(59)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	102	107
Cash provided by (used for) financing activities	(87)	1,112
Effect of foreign exchange rates on cash	(5)	(8)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	164	1,675
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,995	607
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,159	$2,282
See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Nine Months Ended September 30,
(in millions)	2021	2020
Supplemental Information
Stock-based compensation expense	$145	$128
Fair value of contingent consideration recorded in purchase accounting	384	—
Non-cash impact of transferred royalty rights	(62)	(66)

	As of September 30,
Reconciliation to amounts in the unaudited consolidated balance sheets:	2021	2020
Cash and cash equivalents	$1,947	$2,022
Restricted cash and restricted cash equivalents included in Other current assets	155	214
Restricted cash equivalents included in Other long-term assets	57	46
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,159	$2,282

See notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

NOTE B – ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS

Our accompanying unaudited consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We completed three acquisitions and one divestiture in the first nine months of 2021 and did not complete any significant acquisitions or divestitures during the first nine months of 2020. We have not presented supplemental pro forma financial information for completed acquisitions or divestitures given their results are not material to our accompanying unaudited consolidated financial statements. Further, transaction costs were immaterial to our accompanying unaudited consolidated financial statements and were expensed as incurred.

In addition, on September 21, 2021, we announced our entry into a definitive agreement to acquire Devoro Medical, Inc. (Devoro Medical), a privately-held company which has developed the WOLF Thrombectomy® Platform, designed to capture and extract blood clots in arterial, venous and pulmonary embolism procedures. We have been an investor in Devoro Medical since 2019 and hold an equity stake of approximately 16 percent. The transaction price consists of an upfront cash payment of $320 million, or approximately $269 million after adjustments for our current equity ownership, debt, and other closing adjustments; and up to $80 million upon achievement of certain clinical and regulatory milestones, or approximately $67 million after adjustments for current equity ownership. The acquisition is expected to close in the fourth quarter of 2021, subject to customary closing conditions. Following the closing of the acquisition, we plan to integrate the Devoro Medical business into our Peripheral Interventions division.

Further, on October 6, 2021, we announced our entry into a definitive agreement to acquire Baylis Medical Company Inc. (Baylis Medical), a privately-held company which has developed the radiofrequcncy (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which will expand our electrophysiology and structural heart product portfolios. The transaction consists of an upfront cash payment of $1.75 billion subject to closing adjustments. The acquisition is expected to close during the first quarter of 2022, subject to customary closing conditions. Following the closing of the acquisition, we plan to integrate the Baylis Medical business into our Electrophysiology division.

2021 Acquisitions

On March 1, 2021, we completed the acquisition of Preventice Solutions, Inc. (Preventice), a privately-held company which offers a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. The transaction consisted of an upfront cash payment of $925 million and up to an additional $300 million in a potential commercial milestone payment. We have been an investor in Preventice since 2015 and held an equity stake of approximately 22 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests, which resulted in a $195 million gain recognized within Other, net in the first quarter of 2021. The transaction price for the remaining stake consisted of an upfront cash payment of $706 million, net of cash acquired, and up to approximately $230 million in future milestone payments. The Preventice business is being managed by our Cardiac Rhythm Management division.

On August 6, 2021, we completed our acquisition of the remaining shares of Farapulse, Inc. (Farapulse), a privately-held company that has developed a non-thermal ablation system for the treatment of atrial fibrillation (AF) and other cardiac arrhythmias. The transaction consisted of an upfront cash payment of $450 million, up to $125 million upon achievement of certain clinical and regulatory milestones and additional revenue-based payments over the next three years. We have been an investor in Farapulse since 2014 and held an equity stake of approximately 27 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $222 million gain recognized within Other, net during the third quarter of 2021. The transaction price for the remaining stake consisted of an upfront cash payment of $268 million, net of cash acquired, and up to approximately $92 million in future milestone payments. The Farapulse business is being integrated into our Electrophysiology division.

On September 1, 2021, we completed our acquisition of the global surgical business of Lumenis LTD. (Lumenis), a privately-held company that develops and commercializes energy-based medical solutions, including innovative laser systems, fibers and accessories used for urology and otolaryngology procedures. The transaction consisted of an upfront cash payment of $1.039 billion, net of cash acquired. The Lumenis business is being integrated into our Urology and Pelvic Health division.

Purchase Price Allocation

The preliminary purchase price for the acquisitions completed during the first nine months of 2021 was comprised of the amounts presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed. The final determination of the fair value of certain assets and liabilities, in particular those associated with our acquisition of Lumenis, will be completed within the measurement period in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations. Due to the timing of the Lumenis acquisition, efforts to obtain information and complete the valuation studies necessary to determine the fair value of the various purchase price components are still ongoing.

(in millions)	Preventice	Lumenis	Farapulse	Total
Payment for acquisition, net of cash acquired	$706	$1,039	$268	$2,014
Fair value of contingent consideration	221	—	162	384
Fair value of prior interest	269	—	222	491
	$1,197	$1,039	$653	$2,889

The preliminary purchase price allocation for these acquisitions was comprised of the following components:

(in millions)	Preventice	Lumenis	Farapulse	Total
Goodwill	$926	$582	$386	$1,894
Amortizable intangible assets	237	459	267	964
Indefinite-lived intangible assets	—	—	43	43
Other assets acquired	65	115	9	190
Liabilities assumed	(32)	(86)	(10)	(127)
Net deferred tax liabilities	—	(32)	(43)	(74)
	$1,197	$1,039	$653	$2,889

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies and is not deductible for tax purposes.

We allocated a portion of the preliminary purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Preventice:
Amortizable intangible assets:
Technology-related	$215	9	10%
Other intangible assets	22	8	10%
	$237
Lumenis:
Amortizable intangible assets:
Technology-related	$417	14	11%
Other intangible assets	42	13	11%
	$459
Farapulse:
Amortizable intangible assets:
Technology-related	$267	12	16%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	43	N/A	17%
	$310

2021 Divestiture

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business to Stark International Lux S.A.R.L., and SERB SAS, affiliates of SERB, a European specialty pharmaceutical group, for a purchase price of approximately $800 million, which was subject to certain adjustments including cash on hand at the closing of the transaction. The agreement included the transfer of five facilities and approximately 280 employees globally.

We classified the assets and liabilities of the Specialty Pharmaceuticals business (disposal group) as held for sale within our consolidated balance sheet as of December 31, 2020 at their respective carrying values, which approximated fair value, less costs to sell. Assets within the disposal group are presented within Assets held for sale and liabilities are presented within Other current liabilities within our consolidated balance sheet as of December 31, 2020. Refer to Note C – Assets and Liabilities Held for Sale to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information. In the first nine months of 2021, we recognized a Gain on disposal of businesses and assets associated with the transaction of $9 million within our accompanying unaudited consolidated statements of operations.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first nine months of 2021 were as follows:

(in millions)
Balance as of December 31, 2020	$196
Amount recorded related to current year acquisitions	384
Contingent consideration net expense (benefit)	(117)
Contingent consideration payments	(14)
Balance as of September 30, 2021	$448

As of September 30, 2021, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was $919 million, which includes amounts related to our recent acquisitions of

Preventice and Farapulse. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$109 million	Discounted Cash Flow	Discount Rate	1%	-	2%	1%
			Probability of Payment	20%	-	95%	79%
			Projected Year of Payment	2023	-	2027	2023
Revenue-based Payments	$340 million	Discounted Cash Flow	Discount Rate	4%	-	14%	6%
			Probability of Payment	100%			100%
			Projected Year of Payment	2021	-	2024	2022
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), regulatory and commercialization-based and revenue-based milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2021.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	September 30, 2021	December 31, 2020
Equity method investments	$266	$319
Measurement alternative investments(1)	164	183
Publicly-held equity securities(2)	4	414
Notes receivable	—	2
	$434	$918
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

In the third quarter and first nine months of 2021, we recorded losses of $24 million and $178 million, respectively, on our investment in Pulmonx Corporation presented in Other, net associated with the remeasurement of our investment during the period to fair value based on observable market prices, as well as the disposition of our remaining ownership. On March 1, 2021, we completed our acquisition of Preventice, in which we previously held an equity interest of approximately 22 percent and on August 6, 2021, we completed the acquisition of the remaining shares of Farapulse, in which we previously held an equity stake of approximately 27 percent. As of September 30, 2021, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $289 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill are as follows:

	As of September 30, 2021		As of December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs(1)	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$11,787	$(6,590)	$11,059	$(6,179)
Patents	497	(399)	511	(407)
Other intangible assets	1,859	(1,301)	1,775	(1,220)
Amortizable intangible assets	$14,143	$(8,290)	$13,345	$(7,806)

Goodwill	$21,720	$(9,900)	$19,924	$(9,973)

IPR&D	$254		$257
Technology-related	120		120
Indefinite-lived intangible assets	$374		$377
(1)    In the fourth quarter of 2020, we recorded goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business and classified the remaining assets and liabilities as held for sale as of December 31, 2020. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. The goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business are no longer presented within accumulated write-offs above as of September 30, 2021.

The increase in our balance of goodwill and intangible assets is primarily related to our acquisitions completed in the first nine months of 2021.

Our technology-related intangible assets consist of technical processes, intellectual property and institutional understanding with respect to products and processes that we intend to leverage in future products or processes and will carry forward from one product generation to the next. We used the multi-period excess earnings method, a form of the income approach, to derive the fair value of the technology-related intangible assets and are amortizing them on a straight-line basis over their assigned estimated useful lives. Our in-process research and development (IPR&D) represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region.

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Total
As of December 31, 2020	$2,059	$2,194	$5,697	$9,951
Impact of foreign currency fluctuations and other changes in carrying amount	(4)	(1)	(15)	(20)
Goodwill acquired	578	1,312	—	1,890
As of September 30, 2021	$2,633	$3,506	$5,682	$11,820

Prior to the divestiture on March 1, 2021, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

Goodwill and Intangible Asset Impairments

We did not record any goodwill impairment charges in the third quarter or first nine months of 2021 or 2020. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2021, we performed our annual goodwill impairment test for all of our reporting units and concluded that the fair value of each reporting unit exceeded its carrying value. There were no impairment indicators in the third quarter of 2021 that necessitated an interim impairment test.

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

We recorded Intangible asset impairment charges of $128 million in the third quarter of 2021, $219 million in the third quarter of 2020, $173 million in the first nine months of 2021 and $452 million in the first nine months of 2020. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. In the third quarter of 2021, we performed our annual IPR&D impairment test and evaluated our indefinite-lived core technology assets using the optional qualitative assessment approach and concluded that the assets were not impaired. We also verified that the classification of IPR&D projects and our indefinite-lived core technology assets recognized within our unaudited consolidated balance sheets continues to be appropriate.

The impairment charges recorded in the third quarter of 2021 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of VENITI, Inc., and in the first nine months of 2021 also included the partial impairment of one of our acquired IPR&D assets. In the third quarter of 2020, impairment charges were primarily associated with IPR&D acquired with Apama Medical, Inc. and in the first nine months of 2020 also included charges primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of nVision Medical Corporation. Each of these charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain commercial or R&D programs based on cost to complete or remediate, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of September 30, 2021 and December 31, 2020, we designated as a net investment hedge a portion of our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027. For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of September 30, 2021 or December 31, 2020. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $25 million loss as of September 30, 2021 and a $29 million loss as of December 31, 2020. We recognized immaterial gains and losses in Interest expense relating to the amortization of our terminated cash flow hedges in the current and prior periods.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of September 30, 2021 or December 31, 2020. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within Long-term debt in our accompanying unaudited consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset. The balance of the deferred gains on our terminated fair value hedges within Long-term debt was immaterial as of September 30, 2021 and December 31, 2020. We recognized immaterial gains in Interest expense relating to the amortization of the terminated fair value hedges in the current and prior periods.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2021	December 31, 2020
Forward currency contracts	Cash flow hedge	$4,344	$4,531
Forward currency contracts	Net investment hedge	493	1,004
Foreign currency-denominated debt(1)	Net investment hedge	997	868
Forward currency contracts	Non-designated	4,838	4,946
Total Notional Outstanding		$10,672	$11,349
(1)    Foreign currency-denominated debt is the portion of the €900 million debt principal designated as a net investment hedge.

The remaining time to maturity as of September 30, 2021 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next year. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2021
Forward currency contracts
Cash flow hedges	$79	$(18)	$61	Cost of products sold	$900	$(16)	$3	$(12)
Net investment hedges(2)	7	(2)	6	Interest expense	86	(2)	—	(2)
Foreign currency-denominated debt
Net investment hedges(3)	25	(6)	20	Other, net	(181)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	86	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2020
Forward currency contracts
Cash flow hedges	$(64)	$14	$(50)	Cost of products sold	$869	$(20)	$4	$(15)
Net investment hedges(2)	(21)	5	(16)	Interest expense	86	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges(3)	(46)	10	(36)	Other, net	(64)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	86	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2021
Forward currency contracts
Cash flow hedges	$234	$(53)	$182	Cost of products sold	$2,739	$(31)	$7	$(24)
Net investment hedges (2)	50	(11)	39	Interest expense	254	(11)	3	(9)
Foreign currency-denominated debt
Net investment hedges (3)	60	(14)	47	Other, net	(192)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	254	4	(1)	3

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2020
Forward currency contracts
Cash flow hedges	$47	$(11)	$36	Cost of products sold	$2,465	$(70)	$16	$(55)
Net investment hedges (2)	(4)	(21)	(25)	Interest expense	265	(18)	4	(14)
Foreign currency-denominated debt
Net investment hedges (3)	(44)	13	(31)	Other, net	(9)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	265	4	(1)	3
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

As of September 30, 2021, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$108
Forward currency contracts	Net investment hedge	Interest expense	5
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2021	2020	2021	2020
Net gain (loss) on currency hedge contracts	Other, net	$(15)	$29	$(17)	$20
Net gain (loss) on currency transaction exposures	Other, net	7	(30)	1	(33)
Net currency exchange gain (loss)		$(8)	$(1)	$(17)	$(13)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		September 30, 2021	December 31, 2020
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$152	$53
Forward currency contracts	Other long-term assets	176	109
		328	162
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	41	79
Total Derivative and Nonderivative Assets		$369	$242

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$24	$44
Forward currency contracts	Other long-term liabilities	5	54
Foreign currency-denominated debt(2)	Other long-term liabilities	1,033	1,094
		1,063	1,191
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	57	71
Total Derivative and Nonderivative Liabilities		$1,120	$1,262
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
Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,537	$—	$—	$1,537	$1,584	$—	$—	$1,584
Publicly-held equity securities	4	—	—	4	414	—	—	414
Hedging instruments	—	369	—	369	—	242	—	242
Licensing arrangements	—	—	280	280	—	—	365	365
	$1,541	$369	$280	$2,190	$1,998	$242	$365	$2,605
Liabilities
Hedging instruments	$—	$1,120	$—	$1,120	$—	$1,262	$—	$1,262
Contingent consideration liability	—	—	448	448	—	—	196	196
Licensing arrangements	—	—	297	297	—	—	407	407
	$—	$1,120	$745	$1,865	$—	$1,262	$603	$1,865

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $1.537 billion invested in money market funds and time deposits as of September 30, 2021 and $1.584 billion as of December 31, 2020, we held $410 million in interest-bearing and non-interest-bearing bank accounts as of September 30, 2021 and $150 million as of December 31, 2020.

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

We have recorded the fair value of the financial asset and associated liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of September 30, 2021. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains and losses from the licensing arrangement.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of September 30, 2021 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of September 30, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$280 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2021	-	2025	2023
Financial Liability	$297 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2021	-	2026	2023
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2020	$365
Proceeds from royalty rights	(62)
Non-cash impact of transferred royalty rights	(62)
Fair value adjustment (expense) benefit	40
Balance as of September 30, 2021	$280

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2020	$407
Payments for royalty rights	(85)
Non-cash impact of transferred royalty rights	(62)
Fair value adjustment expense (benefit)	37
Balance as of September 30, 2021	$297

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

The fair value of our outstanding debt obligations was $10.372 billion as of September 30, 2021, including $1.056 billion relating to our euro-denominated December 2027 Notes, and $10.774 billion as of December 31, 2020, including $1.118 billion relating to our euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.085 billion as of September 30, 2021 and $9.143 billion as of December 31, 2020, with current maturities of $261 million as of September 30, 2021 and $13 million as of December 31, 2020. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			September 30, 2021	December 31, 2020
May 2022 Notes(3)	May 2015	May 2022	$—	$250	3.375%
October 2023 Notes	August 2013	October 2023	244	244	4.125%
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
June 2025 Notes	May 2020	June 2025	500	500	1.900%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes	November 2019	December 2027	1,043	1,105	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
June 2030 Notes	May 2020	June 2030	1,200	1,200	2.650%
November 2035 Notes(2)	November 2005	November 2035	350	350	7.000%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2022 - 2049	(79)	(88)
Unamortized Gain on Fair Value Hedges		2023	4	5
Finance Lease Obligation		Various	6	7
Long-term debt			$8,824	$9,130
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the euro-denominated December 2027 Notes, which bear an annual coupon.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher. Effective November 15, 2021, the interest rate payable will decrease by 0.25 percent and begin accruing at a rate of 6.75 percent following recent upgrades to our credit ratings.
(3) As of September 30, 2021 the outstanding balance is presented within Current Debt Obligations within our unaudited consolidated balance sheet.

Revolving Credit Facility

On May 10, 2021 we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of September 30, 2021 or under the 2018 Revolving Credit Facility as of December 31, 2020.

Financial Covenant

As of and through September 30, 2021, we were in compliance with the financial covenant required by the credit facilities described above:

	Covenant Requirement	Actual
	as of September 30, 2021	as of September 30, 2021
Maximum permitted leverage ratio(1)	4.00 times	2.89 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the following financial covenant requirement for all of our credit arrangements (i) maintain the maximum permitted leverage ratio of 4.00 times for the third quarter of 2021, with a step-down to 3.75 times for the fourth quarter of 2021 and through the remaining term. The agreement provides for higher leverage ratios for the period following a qualified acquisition, at our election, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed acquisition of Lumenis due to the funding of the acquisition using cash on hand.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2021, we had $428 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of September 30, 2021, we had $1.243 billion of the litigation exclusion remaining.

Any inability to maintain compliance with this covenant could require us to seek to renegotiate the terms of our credit arrangements or seek waivers from compliance with this covenant, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would agree to such new terms or grant such waivers on terms acceptable to us. In this case, all 2021 Revolving Credit Facility commitments would terminate, and any amounts borrowed under the facility would become immediately due and payable. Furthermore, any termination of our 2021 Revolving Credit Facility may negatively impact the credit ratings assigned to our commercial paper program, which may impact our ability to refinance any then outstanding commercial paper as it becomes due and payable.

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility, as discussed above, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of September 30, 2021 or December 31, 2020.

Senior Notes

We had senior notes outstanding of $9.143 billion as of September 30, 2021 and $9.205 billion as of December 31, 2020. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

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

Factoring Arrangements	As of September 30, 2021		As of December 31, 2020
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$152	2.1%	$148	1.9%
Yen denominated	203	0.5%	240	0.6%
Renminbi denominated	—	3.1%	—	3.5%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $135 million as of September 30, 2021 and $124 million as of December 31, 2020, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2021 and December 31, 2020, none of the beneficiaries had drawn upon the letters of credit or guarantees, and accordingly, we have not recognized a related liability for our outstanding letters of credit in our accompanying unaudited consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2021	December 31, 2020
Trade accounts receivable	$1,778	$1,637
Allowance for credit losses	(108)	(105)
	$1,669	$1,531

The following is a rollforward of our Allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$107	$94	$105	$74
Cumulative effect adjustment(1)	n/a	n/a	n/a	10
Credit loss expense	9	16	20	39
Write-offs	(7)	(7)	(17)	(19)
Ending balance	$108	$103	$108	$103
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

Inventories

	As of
(in millions)	September 30, 2021	December 31, 2020
Finished goods	$1,039	$893
Work-in-process	127	109
Raw materials	436	349
	$1,603	$1,351

Other current assets

	As of
(in millions)	September 30, 2021	December 31, 2020
Restricted cash and restricted cash equivalents	$155	$208
Derivative assets	192	133
Licensing arrangements	142	148
Other	302	263
	$792	$751

Property, plant and equipment, net

	As of
(in millions)	September 30, 2021	December 31, 2020
Land	$103	$104
Buildings and improvements	1,340	1,292
Equipment, furniture and fixtures	3,515	3,465
Capital in progress	465	446
	5,423	5,308
Less: accumulated depreciation	3,314	3,224
	$2,109	$2,084

Depreciation expense was $88 million for the third quarter of 2021, $84 million for the third quarter of 2020, $254 million for the first nine months of 2021 and $238 million for the first nine months of 2020.

Other long-term assets

	As of
(in millions)	September 30, 2021	December 31, 2020
Restricted cash equivalents	$57	$52
Operating lease right-of-use assets	415	458
Derivative assets	176	109
Investments	434	918
Licensing arrangements	138	218
Other	223	166
	$1,444	$1,921

Accrued expenses

	As of
(in millions)	September 30, 2021	December 31, 2020
Legal reserves	$357	$505
Payroll and related liabilities	884	681
Rebates	351	331
Contingent consideration liability	253	26
Other	574	656
	$2,418	$2,197

Other current liabilities

	As of
(in millions)	September 30, 2021	December 31, 2020
Deferred revenue	$160	$138
Licensing arrangements	142	153
Taxes payable	113	158
Liabilities held for sale	—	200
Other	255	307
	$669	$958

Other long-term liabilities

	As of
(in millions)	September 30, 2021	December 31, 2020
Accrued income taxes	$541	$547
Legal reserves	191	64
Contingent consideration liability	195	171
Licensing arrangements	155	253
Operating lease liabilities	377	401
Deferred revenue	296	257
Other	542	615
	$2,296	$2,309

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective tax rate from continuing operations	13.2%	31.7%	1.1%	24.3%

The change in our reported tax rates for the third quarter and first nine months of 2021, as compared to the same periods in 2020, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include litigation-related net charges (credits), intangible asset impairment charges, acquisition/divestiture-related net charges as well as certain discrete tax items primarily related to an IRS audit settlement in the third quarter of 2020.

As of September 30, 2021, we had $277 million of gross unrecognized tax benefits, of which a net $195 million, if recognized, would affect our effective tax rate. As of December 31, 2020, we had $261 million of gross unrecognized tax benefits, of which a net $183 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to positions on new entities we acquired through recent acquisitions and restructuring activities.

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

Our accrual for legal matters that are probable and estimable was $548 million as of September 30, 2021 and $569 million as of December 31, 2020 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $155 million as of September 30, 2021 and $208 million as of December 31, 2020. Refer to Note F – Supplemental Balance Sheet Information for additional information.

We did not record any litigation-related net charges during the third quarter of 2021 and recorded $302 million during the first nine months of 2021, and $260 million during the third quarter and first nine months of 2020, primarily related to transvaginal mesh products, inclusive of a reserve related to claims made by a coalition of state attorneys general. These settlements were finalized in March of 2021 as described further below.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, “Cook”) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The case was transferred to the District Court for the Southern District of Indiana. Cook filed seven Inter Partes Review (“IPR”) requests with the U.S. Patent and Trademark Office (USPTO) against the four asserted patents. All IPRs have concluded and Cook and the Company both appealed the Patent Office’s IPR decisions to the Federal Circuit Court of Appeals. On April 30, 2020, the U.S. Court of Appeals ruled that claims from two of the Company's patents remain valid, remanding two of the patents for further review by the USPTO’s Patent Trial and Appeal Board. In November 2020, the Patent Office issued remand rulings invalidating several additional claims. The district court stayed the case pending the appeals court decision on the IPRs, which is now complete. The case is proceeding before the United States District Court for the Southern District of Indiana, with the Company asserting three patents against Cook. Trial is anticipated in February 2023.

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc., served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the University’s Petition for Certiorari. UT is proceeding with its case against BSC in Delaware. Trial is scheduled for November 14, 2022.

On December 9, 2016, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement action against Nevro in United States District Court for the District of Delaware (16-cv-1163) alleging that ten U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro's Senza™ Spinal Cord Stimulation (SCS) System. At a trial held in October and November 2021 regarding six of Boston Scientific's originally asserted patent claims, a jury granted Boston Scientific a monetary award, finding that each asserted claim is valid, that four of the six claims are infringed by Nevro, and that two of the claims are willfully infringed by Nevro.

On April 21, 2018, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement, theft of trade secrets and tortious interference with a contract action against Nevro in United States District Court for the District of Delaware (18-cv-664), and amended the complaint on July 18, 2018, alleging that nine U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ I and Senza™ II SCS Systems. On December 9, 2019, Nevro filed an answer and counterclaims, in which it alleged that our SCS systems infringe five Nevro patents. No trial date has been set for the theft of trade secrets and patent counterclaims. The patent infringement claims from case 18-cv-664 were stayed pending IPRs. On January 6, 2021, the court stayed one of the patent infringement claims from case 16-cv-1163, such that it will proceed with the stayed patent infringement claims from case 18-cv-664.

Product Liability Litigation

As of October 20, 2021, approximately 54,500 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. As of October 20, 2021, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,500 cases and claims, adjusted to reflect the Company’s analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,500 cases and claims, approximately 50,500 have met the conditions of the settlement and are final. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. The pending cases are in various federal and state courts in the U.S. Generally, the plaintiffs allege personal injury associated with use of our transvaginal surgical mesh products. The plaintiffs assert design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. Over 3,100 of the cases were specially assigned to one judge in state court in Massachusetts. On February 7, 2012, the Judicial Panel on Multi-District Litigation (MDL) established MDL-2326 in the U.S. District Court for the Southern District of West Virginia and transferred the federal court transvaginal surgical mesh cases to MDL-2326 for coordinated pretrial proceedings. The Court issued an Order closing the MDL on February 11, 2021, as all cases that had been pending were dismissed or remanded to courts of primary jurisdiction. Outside the United States, there are fewer than 80 claims in the United Kingdom and Ireland. In the first quarter of 2021, two class actions were filed against the Company in Australia. In the second quarter of 2021, one class action was permanently stayed, while the other is proceeding. The registration process for the class action closed on October 29, 2021. Complete registration information is not yet available but preliminary information indicates that fewer than 300 women have completed registration forms alleging they had Boston Scientific implants. There are also fewer than 10 cases in Canada, inclusive of one certified class action, which has settled and received Court approval. On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. In April 2021 the Company's Board of Directors received a shareholder demand under section 220 of the Delaware General Corporation Law, for inspection of books and records. The Company has notified our insurer and retained counsel to respond to the demand.

We have established a product liability accrual for known and estimated future cases and claims asserted against us as well as with respect to the actions that have resulted in verdicts against us and the costs of defense thereof associated with our transvaginal surgical mesh products. In the second quarter of 2021, we increased the accrual associated with this matter by $298 million to account for increased, post-COVID-19 pandemic settlement and litigation activity related to the remaining cases and claims the Company faces, our revision of the per-case settlement amount for these cases based on recent settlement and litigation activity and changes to our expectations regarding the rate of incoming cases and claims. We continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims. We continue to vigorously contest the cases and claims asserted against us that do not settle, and expect that more cases will go to trial through 2023. The final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

We are currently named a defendant in 67 filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and active selling in the fourth quarter of 2018, alleging various injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of an additional 377 claims, none of which have been filed. As of October 20, 2021, we have entered into master settlement agreements in principle or are in the final stages of entering with certain plaintiffs’ counsel to resolve approximately 200 cases.

Governmental Investigations and Qui Tam Matters

On December 1, 2015, the Brazilian governmental entity known as CADE (the Administrative Council of Economic Defense), served a search warrant on the offices of our Brazilian subsidiary, as well as on the Brazilian offices of several other major medical device makers who do business in Brazil, in furtherance of an investigation into alleged anti-competitive activity with respect to certain tender offers for government contracts. On June 20, 2017, CADE, through the publication of a “technical note,” announced that it was launching a formal administrative proceeding against Boston Scientific’s Brazilian subsidiary, Boston Scientific do Brasil Ltda. (BSB), as well as against the Brazilian operations of Medtronic, Biotronik and St. Jude Medical, two Brazilian associations, ABIMED and AMBIMO and 29 individuals for alleged anti-competitive behavior. In August 2021, the investigating commissioner issued a preliminary recommendation of liability against all of the involved companies, and also recommended that CADE impose fines and penalties. However, on October 25, 2021, the CADE Attorney General's office recommended dismissal of the charges and allegations against BSB and the individual BSB employees who were still individual defendants. The full Commission is considering this recommendation but has not yet issued its decision. We continue to deny the allegations, intend to defend ourselves vigorously and will appeal any decision of liability by the full Commission to the Brazilian courts. During such an appeal the decision would have no force and effect, and the Court would consider the case without being bound by CADE’s decision.

On December 21, 2017, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 29 states, and the District of Columbia. The complaint, which was filed in the United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct government sales and government-funded drug reimbursement programs. The case has been transferred to United States District Court for the District of New Jersey. On June 20, 2019, the complaint was amended to include BTG International Limited as a defendant. In May 2020, a class action complaint was filed in New Jersey federal court against Janssen and BTG by a direct purchaser of Zytiga on behalf of similarly situated entities. The complaint was amended in February 2021 and alleges that BTG and Janssen violated antitrust laws by attempting to enforce certain patents against potential generic competitors. On October 12, 2021, the court granted BTG and Janssen’s motion to compel arbitration in the direct purchaser action and stayed all direct purchaser proceedings. On October 27, 2021, the court granted BTG and Janssen's motion to dismiss all claims in the indirect purchaser action. A motion to dismiss the indirect purchaser and qui tam actions are pending.

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

On May 5, 2014, we were served with a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks information relating to the launch of the Cognis™ CRT-D and Teligen™ ICD line of devices in 2008, the performance of those devices from 2007 to 2009 and the operation of our Physician Guided Learning Program. We are cooperating with this request. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the United States District Court for the District of Minnesota. At the same time, we learned that the U.S. federal government and the State of California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016. On October 7, 2016, the plaintiff/relator served an amended complaint that dropped the allegations relating to our Physician Guided Learning Program. We filed a motion to dismiss the amended complaint on December 7, 2016 and the court heard our motion to dismiss on April 5, 2017. On August 29, 2017, the Court granted the motion to dismiss, without prejudice and on September 19, 2017, the relator filed a Second Amended Complaint. We filed a motion to dismiss the Second Amended Complaint on October 10, 2017 and the Court denied that motion on December 13, 2017. On July 31, 2018, the relator filed a motion seeking leave to file a Third Amended Complaint. The Court denied the motion on October 30, 2018. In February 2021, we filed a motion for summary judgment, which the relator opposed, and on August 13, 2021, the Court granted the motion in its entirety. Subsequently, the parties resolved the matter, effective October 4, 2021, and the matter is now concluded. The resolution did not result in any material liability to the Company.

On November 2, 2020, Koninklijke Philips N.V. and IP2IPO Innovations, Ltd. (“Philips”) served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleges that certain BSC cardiovascular diagnostic devices infringe six Philips patents. The parties have settled the dispute through a confidential settlement agreement.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2021, our MCPS had an aggregate liquidation preference of $1.006 billion.

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

In the third quarter of 2021, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared and we paid a cash dividend of $1.375 per MCPS share to holders of our MCPS as of August 15, 2021, representing a dividend period from June through August 2021. On October 26, 2021, the Committee declared a cash dividend of $1.375 per MCPS share to holders of our MCPS as of November 15, 2021, representing a dividend period from September through November 2021. We have presented cumulative, unpaid dividends within Accrued expenses within our unaudited consolidated balance sheet as of September 30, 2021.

Refer to Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Weighted average shares outstanding — basic	1,423.8	1,430.9	1,421.3	1,413.0
Net effect of common stock equivalents	11.8	—	11.7	—
Weighted average shares outstanding - assuming dilution	1,435.6	1,430.9	1,433.0	1,413.0

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Common stock equivalents(1)	0	14	0	14
Stock options outstanding(2)	0	6	3	6
MCPS(3)	24	24	24	11
(1)    Represents common stock equivalents pursuant to our employee stock-based compensation plans, which are anti-dilutive in the third quarter and first nine months of 2020 due to our Net loss position in those periods.
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

For the third quarter and first nine months of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented in our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income available to common stockholders.

We issued approximately three million shares of our common stock in the third quarters of 2021 and 2020 and eight million shares in the first nine months of 2021 and 2020 following the exercise of stock options, vesting of deferred stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first nine months of 2021 or 2020. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2021, we had the full amount remaining available under the authorization.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MedSurg	$917	$825	$2,725	$2,175
Rhythm and Neuro	819	757	2,436	1,985
Cardiovascular	1,196	1,002	3,588	2,862
Total net sales of reportable segments	2,932	2,584	8,748	7,021
All other (Specialty Pharmaceuticals)(1)	—	74	13	183
Net sales	$2,932	$2,659	$8,761	$7,204

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MedSurg	$338	$307	$1,033	$738
Rhythm and Neuro	160	165	476	296
Cardiovascular	361	208	1,117	593
Total operating income of reportable segments	859	680	2,626	1,628
All other (Specialty Pharmaceuticals)(1)	—	49	4	124
Unallocated amounts:
Corporate expenses, including hedging activities	(109)	(108)	(438)	(330)
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), and certain litigation-related net charges (credits) and EU MDR implementation costs	(178)	(629)	(624)	(957)
Amortization expense	(184)	(197)	(549)	(595)
Operating income (loss)	387	(205)	1,019	(130)
Other expense, net	95	(22)	(62)	(256)
Income (loss) before income taxes	$483	$(227)	$957	$(386)

(1) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales and income (loss) before income taxes for the first nine months of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Operating income margin of reportable segments	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MedSurg	36.8%	37.2%	37.9%	33.9%
Rhythm and Neuro	19.5%	21.9%	19.5%	14.9%
Cardiovascular	30.2%	20.8%	31.1%	20.7%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our accompanying unaudited consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Three Months Ended September 30,
	2021			2020
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$306	$227	$533	$270	$205	$475
Urology and Pelvic Health	275	109	384	251	99	350
Cardiac Rhythm Management	312	199	512	275	190	465
Electrophysiology	32	55	86	33	43	76
Neuromodulation	175	46	221	176	41	216
Interventional Cardiology	376	368	744	255	331	586
Peripheral Interventions	250	202	452	236	179	416
Specialty Pharmaceuticals	—	—	—	65	10	74
Net Sales	$1,726	$1,206	$2,932	$1,560	$1,098	$2,659

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales for the first nine months of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction.

	Nine Months Ended September 30,
	2021			2020
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$902	$681	$1,583	$715	$550	$1,265
Urology and Pelvic Health	817	325	1,142	650	260	910
Cardiac Rhythm Management	903	603	1,505	738	515	1,253
Electrophysiology	96	169	265	86	116	202
Neuromodulation	520	145	666	426	103	529
Interventional Cardiology	1,117	1,113	2,230	741	973	1,714
Peripheral Interventions	748	609	1,358	649	499	1,148
Specialty Pharmaceuticals	10	4	13	162	21	183
Net Sales	$5,112	$3,649	$8,761	$4,167	$3,037	$7,204

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions	2021	2020	2021	2020
U.S.	$1,726	$1,496	$5,103	$4,005
EMEA (Europe, Middle East and Africa)	590	540	1,855	1,507
APAC (Asia-Pacific)	517	472	1,511	1,292
LACA (Latin America and Canada)	99	77	279	217
Medical Devices	2,932	2,584	8,748	7,021
U.S.	—	65	10	162
International	—	10	4	21
Specialty Pharmaceuticals	—	74	13	183
Net Sales	$2,932	$2,659	$8,761	$7,204

Emerging Markets(1)	$354	$291	$1,030	$832
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

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities in our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $455 million as of September 30, 2021 and $395 million as of December 31, 2020. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiac Rhythm Management (CRM) business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $39 million in the third quarter and $113 million in the first nine months of 2021 that was included in the above contract liability balance as of December 31, 2020. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

Three Months Ended September 30

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2021	$136	$146	$(46)	$237
Other comprehensive income (loss) before reclassifications	(47)	61	—	14
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(11)	—	(13)
Total other comprehensive income (loss)	(49)	50	—	1
Balance as of September 30, 2021	$88	$196	$(46)	$238

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2020	$(46)	$222	$(45)	$131
Other comprehensive income (loss) before reclassifications	88	(50)	—	38
(Income) loss amounts reclassified from accumulated other comprehensive income	(5)	(14)	—	(19)
Total other comprehensive income (loss)	84	(64)	—	20
Balance as of September 30, 2020	$38	$158	$(45)	$151

Nine Months Ended September 30

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	5	182	1	188
(Income) loss amounts reclassified from accumulated other comprehensive income(1)	(135)	(21)	—	(157)
Total other comprehensive income (loss)	(130)	161	1	31
Balance as of September 30, 2021	$88	$196	$(46)	$238
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

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in the third quarter and first nine months of 2021 and 2020.

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

Standards to be Implemented

ASC Update No. 2021-08

In October 2021, the FASB issued ASC Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in Update No. 2021-08 improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. Update No. 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, and we plan to adopt Update No. 2021-08 during the fourth quarter of 2021. We have the option to apply the amendments retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early adoption, or prospectively. We do not expect the adoption to have a material effect on our financial position or results of operations.

ASC Update No. 2021-05

In July 2021, the FASB issued ASC Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in Update No. 2021-05 revise lessor lease classification guidance and require accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. Update No. 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We have the option to apply the amendments retrospectively to leases that commenced or were modified on or after the adoption of FASB ASC Topic 842, or prospectively. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

The ongoing COVID-19 pandemic and accompanying restrictions negatively impacted our net sales and our results of operations beginning in March 2020. We experienced improvement in our global sales trends beginning in the third quarter of 2020 which continued through the third quarter of 2021, as procedure volumes resumed and referral rates improved. During the third quarter of 2021, as the more contagious Delta variant strain surged globally, elective procedures were unfavorably impacted in certain regions, particularly in the U.S., while they improved in many parts of the globe as COVID-19 vaccines were increasingly made available. However, COVID-19 cases persist in many locations around the world where vaccination rates remain low and new, more contagious variant strains of COVID-19 have emerged, resulting in continued restrictions. In particular, certain countries within our Asia Pacific region, including India and Japan, as well as Latin America have been significantly impacted. These restrictions continued to negatively impact our net sales in the first nine months of 2021. The timing and success of efforts to distribute and administer COVID-19 vaccines to these locations and to broad portions of the worldwide population, enabling widespread immunity to COVID-19, will continue to have an impact on the duration and extent of the pandemic and its effect on demand for our products.

Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences continue to be uncertain, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Procedural delays from the further resurgence of COVID-19 infections and the emergence of new, more contagious variant strains of COVID-19, as well as labor shortages within healthcare facilities, have and may continue to negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales. In addition, conditions created by the COVID-19 pandemic, the economic recovery that has followed in many areas and other macroeconomic factors have led to a challenging labor market in which we compete, which affects our ability to retain and attract new talent as well as put inflationary pressure on certain operational costs due to wage increases. Further, we face and may continue to face, increases in the cost and limited availability of raw materials, components and other inputs necessary to manufacture and distribute our products due to constraints within the global supply chain, as well as increases in the cost and time to distribute our products.

We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of the COVID-19 pandemic, our global crisis management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees, leveraging work from home infrastructure to facilitate social distancing and accelerating capabilities to provide remote physician support. In certain locations where the COVID-19 transmission rates are low or moderate, as defined by public health experts, employees are returning to the office. We will continue to be guided by our values and mission and monitor our return-to-office strategy based on science and data for the health and safety of our employees. While we expect the COVID-19 pandemic will continue to negatively impact our 2021 performance to an extent, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

Corporate Sustainability

Our sustainable economic, environmental and social practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as local, regional and national employee and community programs. Key examples of our programs include setting measurable, transparent diversity, equity and inclusion (DE&I) goals. Our “3UP by 2023” initiative furthers our focus on increasing the representation of women and multicultural talent at the supervisor and manager level by three percentage points or more by December 31, 2022. Our DE&I progress has been recognized in 2021 when we were ranked in the Top 10 America's Best Employers for Diversity by Forbes, named on the JUST Capital Top 100 list of Companies Supporting Healthy Families and Communities and recognized as a "Best Place to Work for Disability Inclusion", achieving top marks on Disability:IN’s 2021 Disability Equality Index (DEI). We are also proactively addressing ways to minimize energy consumption, carbon emissions, waste management and water use. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed. We are on track to carbon neutrality in our manufacturing and key distribution sites by 2030, and expect to fully source or generate our electricity from renewable sources by 2024.

Financial Summary

Three Months Ended September 30, 2021

Our net sales for the third quarter of 2021 were $2.932 billion, as compared to $2.659 billion for the third quarter of 2020. This increase of $274 million, or 10.3 percent, included operational net sales growth of 9.7 percent and the positive impact of 60 basis points from foreign currency fluctuations, and includes net sales from our recent acquisitions following the respective dates of acquisition.1 The increase in our net sales was primarily driven by the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had significant impact on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the third quarter of 2021 was $405 million, or $0.28 per diluted share. Our reported results for the third quarter of 2021 included certain charges and/or credits totaling $176 million (after-tax), or $0.12 per diluted share. Excluding these items, adjusted net income available to common stockholders for the third quarter of 2021 was $581 million, or $0.41 per diluted share.1, 2

Our reported net loss available to common stockholders for the third quarter of 2020 was $169 million, or $(0.12) per diluted share. Our reported results for the third quarter of 2020 included certain charges and/or credits totaling $698 million (after-tax), or $0.48 per diluted share. Excluding these items, adjusted net income available to common stockholders for the third quarter of 2020 was $530 million, or $0.37 per diluted share.1

1Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and other adjusted measures, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP) are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended September 30, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(3)
Reported	$483	$64	$419	$(14)	$405	$0.28
Non-GAAP adjustments:
Amortization expense	184	16	168	—	168	0.12
Intangible asset impairment charges	128	19	109	—	109	0.08
Acquisition/divestiture-related net charges (credits)	(232)	(2)	(230)	—	(230)	(0.16)
Restructuring and restructuring-related net charges (credits)	44	5	39	—	39	0.03
Litigation-related net charges (credits)	—	—	—	—	—	(0.00)
Investment portfolio net losses (gains)	26	8	19	—	19	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	13	1	12	—	12	0.01
Deferred tax expenses (benefits)	—	(43)	43	—	43	0.03
Discrete tax items	—	(17)	17	—	17	0.01
Adjusted	$646	$51	$595	$(14)	$581	$0.41
(3) For the third quarter of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

	Three Months Ended September 30, 2020
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(4)
Reported	$(227)	$(72)	$(155)	$(14)	$(169)	$(0.12)
Non-GAAP adjustments:
Amortization expense	197	21	176	—	176	0.12
Intangible asset impairment charges	219	30	189	—	189	0.13
Acquisition/divestiture-related net charges (credits)	111	24	87	—	87	0.06
Restructuring and restructuring-related net charges (credits)	23	3	21	—	21	0.01
Litigation-related net charges (credits)	260	5	255	—	255	0.18
Investment portfolio net losses (gains)	(65)	(15)	(50)	—	(50)	(0.03)
European Union (EU) Medical device regulation (MDR) implementation costs	8	1	7	—	7	0.00
Deferred tax expenses (benefits)	—	(18)	18	—	18	0.01
Discrete tax items	—	3	(3)	—	(3)	(0.00)
Adjusted	$525	$(18)	$543	$(14)	$530	$0.37
(4) For the third quarter of 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net loss were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating EPS. We have assumed dilution of 13.6 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.

Nine Months Ended September 30, 2021

Our net sales for the first nine months of 2021 were $8.761 billion, as compared to $7.204 billion for the first nine months of 2020. This increase of $1.557 billion, or 21.6 percent, included operational net sales growth of 19.3 percent and the positive impact of 230 basis points from foreign currency fluctuations, and includes net sales from our recent acquisitions following the date of acquisition. The increase in our net sales was primarily driven by the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had significant impact on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the first nine months of 2021 was $905 million, or $0.63 per diluted share. Our reported results for the first nine months of 2021 included certain charges and/or credits totaling $778 million (after-tax), or $0.54 per diluted share. Excluding these items, adjusted net income available to common stockholders for the first nine months of 2021 was $1.683 billion, or $1.17 per diluted share.

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
The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Nine Months Ended September 30, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(5)
Reported	$957	$10	$946	$(42)	$905	$0.63
Non-GAAP adjustments:
Amortization expense	549	53	496	—	496	0.35
Intangible asset impairment charges	173	25	148	—	148	0.10
Acquisition/divestiture-related net charges (credits)	(444)	5	(449)	—	(449)	(0.31)
Restructuring and restructuring-related net charges (credits)	133	15	118	—	118	0.08
Litigation-related net charges (credits)	302	69	233	—	233	0.16
Investment portfolio net losses (gains)	178	43	136	—	136	0.09
European Union (EU) Medical device regulation (MDR) implementation costs	35	3	32	—	32	0.02
Deferred tax expenses (benefits)	—	(86)	86	—	86	0.06
Discrete tax items	—	21	(21)	—	(21)	(0.01)
Adjusted	$1,883	$158	$1,725	$(42)	$1,683	$1.17
(5) For the first nine months of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

	Nine Months Ended September 30, 2020
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(6)
Reported	$(386)	$(94)	$(292)	$(19)	$(311)	$(0.22)
Non-GAAP adjustments:
Amortization expense	595	62	533	—	533	0.38
Intangible asset impairment charges	452	68	384	—	384	0.27
Acquisition/divestiture-related net charges (credits)	148	48	100	—	100	0.07
Restructuring and restructuring-related net charges (credits)	77	10	66	—	66	0.05
Litigation-related net charges (credits)	260	5	255	—	255	0.18
Investment portfolio net losses (gains)	(65)	(15)	(50)	—	(50)	(0.04)
European Union (EU) Medical device regulation (MDR) implementation costs	20	2	17	—	17	0.01
Deferred tax expenses (benefits)	—	(26)	26	—	26	0.02
Discrete tax items	—	(20)	20	—	20	0.01
Adjusted	$1,100	$41	$1,059	$(19)	$1,040	$0.73
(6) For the first nine months of 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating EPS. We have assumed dilution of 14.1 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.
Cash provided by operating activities was $1,392 million for the first nine months of 2021. As of September 30, 2021, we had total debt outstanding of $9.085 billion net of unamortized debt issuance discounts and deferred financing costs, Cash and cash equivalents of $1.947 billion and working capital of $2.207 billion. Refer to Liquidity and Capital Resources for further discussion.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business unit. For additional information on our businesses and product offerings, see Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended September 30,
(in millions)	2021	2020	Change
Endoscopy	$533	$475	12.1%
Urology and Pelvic Health	384	350	9.9%
MedSurg	917	825	11.2%
Cardiac Rhythm Management	512	465	10.1%
Electrophysiology	86	76	13.6%
Neuromodulation	221	216	2.4%
Rhythm and Neuro	819	757	8.2%
Interventional Cardiology	744	586	26.9%
Peripheral Interventions	452	416	8.8%
Cardiovascular	1,196	1,002	19.4%
Medical Devices	2,932	2,584	13.5%
Specialty Pharmaceuticals(7)	—	74	(100.0)%
Net Sales	$2,932	$2,659	10.3%

	Nine Months Ended September 30,
(in millions)	2021	2020	Change
Endoscopy	$1,583	$1,265	25.1%
Urology and Pelvic Health	1,142	910	25.5%
MedSurg	2,725	2,175	25.3%
Cardiac Rhythm Management	1,505	1,253	20.1%
Electrophysiology	265	202	31.4%
Neuromodulation	666	529	25.7%
Rhythm and Neuro	2,436	1,985	22.7%
Interventional Cardiology	2,230	1,714	30.1%
Peripheral Interventions	1,358	1,148	18.3%
Cardiovascular	3,588	2,862	25.4%
Medical Devices	8,748	7,021	24.6%
Specialty Pharmaceuticals(7)	13	183	(92.7)%
Net Sales	$8,761	$7,204	21.6%
(7) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products were $533 million for the third quarter of 2021 and $1.583 billion for the first nine months of 2021 and represented 18 percent of our consolidated net sales in both the third quarter and first nine months of 2021. Our Endoscopy net sales increased $57 million, or 12.1 percent, in the third quarter of 2021 and increased $318 million, or 25.1 percent, in the first nine months of 2021, compared to the prior year periods. In the third quarter of 2021, this increase included operational net sales growth of 11.4 percent and a positive impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, this increase included operational net sales growth of 22.6 percent and a positive impact of 250 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth in the third quarter and first nine months of 2021 was primarily driven by our biliary, single-use imaging, hemostasis and infection prevention franchises due to the recovery of elective and semi-emergent procedure volumes compared to the prior year, particularly in the first half, when the COVID-19 pandemic had a significant negative impact on our net sales.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products were $384 million for the third quarter of 2021 and $1.142 billion for the first nine months of 2021, representing 13 percent of our consolidated net sales in both the third quarter and first nine months of 2021. Our Urology and Pelvic Health net sales increased $35 million, or 9.9 percent, in the third quarter of 2021 and increased $232 million, or 25.5 percent, in the first nine months of 2021, compared to the prior year periods. In the third quarter of 2021, this increase included operational net sales growth of 9.4 percent and a positive impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, this increase included operational net sales growth of 23.7 percent and a positive impact of 180 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 6.6 percent in the third quarter of 2021 and 23.6 percent in the first nine months of 2021, and the positive impact of 280 basis points in the third quarter of 2021 and 20 basis points in the first nine months of 2021 due to our Lumenis, LTD. (Lumenis) acquisition and the divestiture of the Intrauterine Health business in the second quarter of 2020. In the third quarter of 2021, we completed the acquisition of the global surgical business of Lumenis, a privately held company that develops and commercializes energy-based medical solutions, including innovative laser systems, fibers and accessories used for urology and otolaryngology procedures. Organic net sales growth was driven by our stone management and prostate health franchises and, during the first nine months of 2021, our prosthetic urology franchise due to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a significant negative impact on our net sales.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our net sales of CRM products were $512 million for the third quarter of 2021 and $1.505 billion for the first nine months of 2021, representing 17 percent of our consolidated net sales in both the third quarter and first nine months of 2021. Our CRM net sales increased $47 million, or 10.1 percent, in the third quarter of 2021 and increased $252 million, or 20.1 percent, in the first nine months of 2021, compared to the prior year periods. In the third quarter of 2021, this increase included operational net sales growth of 9.6 percent and a positive impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, this increase included operational net sales growth of 17.7 percent and a positive impact of 240 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales declines of (0.3) percent in the third quarter of 2021 and growth of 8.8 percent for the first nine months of 2021, and the positive impact of 990 basis points in the third quarter of 2021 and 890 basis points for the first nine months of 2021 from the acquisition of Preventice Solutions, adding to our CRM business a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. During the third quarter of 2021, organic sales performance was driven by a decline in net sales from our defibrillator franchise partially offset by growth in our pacemaker franchise and cardiac diagnostics franchise, led by our LUX-Dx™ Insertable Cardiac Monitor (ICM) system. For the first nine months of 2021, organic net sales growth was attributable to our defibrillator and pacemaker franchises, due to the recovery of semi-emergent and emergent procedure volumes compared to the prior year, particularly in the first half, when the COVID-19 pandemic had a significant negative impact on our net sales, as well as our cardiac diagnostics franchise, led by our ICM system.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products were $86 million for the third quarter of 2021 and $265 million for the first nine months of 2021, representing three percent of our consolidated net sales in both the third quarter and first nine months of 2021. Our Electrophysiology net sales increased $10 million, or 13.6 percent, in the third quarter of 2021 and increased $63 million, or 31.4 percent, in the first nine months of 2021, compared to the prior year periods. In the third quarter of 2021, this increase included operational net sales growth of 13.2 percent and a positive impact of 40 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, this increase included operational net sales growth of 27.8 percent and a positive impact of 350 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth was driven primarily by the recovery of elective procedure volumes compared to the prior year, particularly in the first half, when the COVID-19 pandemic had a significant negative impact on our net sales, as well as the success of our ongoing POLARx™ Cryoablation System and Stablepoint Force-Sensing Catheter international launches.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products were $221 million for the third quarter of 2021 and $666 million for the first nine months of 2021, representing eight percent of our consolidated net sales in both the third quarter and first nine months of 2021. Our Neuromodulation net sales increased $5 million, or 2.4 percent, in the third quarter of 2021 and increased $136 million, or 25.7 percent, in the first nine months of 2021, compared to the prior year periods. In the third quarter of 2021, this increase included operational net sales growth of 2.1 percent and a positive impact of 30 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, this increase included operational net sales growth of 24.1 percent and a positive impact of 160 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth was primarily driven by our spinal cord stimulation (SCS) systems, led by our next generation WaveWriter Alpha™ SCS System. During the first nine months of 2021, growth was driven by sales of both our SCS systems and our deep brain stimulation (DBS) systems, including our Vercise Genus™ DBS System, due to the recovery of elective procedure volumes in the first half of 2021 compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales. During the third quarter of 2021, procedure volumes continued to be negatively impacted by the COVID-19 pandemic due to their elective nature.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products were $744 million for the third quarter of 2021 and $2.230 billion for the first nine months of 2021, representing 25 percent of our consolidated net sales in both the third quarter and first nine months of 2021. Our Interventional Cardiology net sales increased $158 million, or 26.9 percent, in the third quarter of 2021 and increased $516 million, or 30.1 percent, in the first nine months of 2021, compared to the prior year periods. In the third quarter of 2021, this increase included operational net sales growth of 26.0 percent and a positive impact of 90 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, this increase included operational net sales growth of 27.4 percent and a positive impact of 270 basis points from foreign currency fluctuations, compared to the prior year period.

In the third quarter and first nine months of 2021, operational net sales growth was driven by our WATCHMAN FLX™ Left Atrial Appendage Closure Device, our percutaneous coronary intervention guidance (PCIG) franchise and our drug-eluting stent (DES) systems due to the recovery of procedure volumes compared to the prior year, particularly in the first half, when the COVID-19 pandemic had a significant negative impact on our net sales. In addition, growth was positively impacted by reserves recorded in the third quarter of 2020 primarily related to our conversion to a consignment inventory model for our LAAC franchise with the launch of our WATCHMAN FLX™ Device in the U.S. These increases were partially offset by the discontinuation of our LOTUS Edge™ Aortic Valve System in the fourth quarter of 2020, general price declines associated with our DES systems and the unfavorable impact of China tender pricing on both DES systems and balloon catheter net sales following a reduction in prices in the first quarter of 2021.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our net sales of Peripheral Interventions products were $452 million for the third quarter of 2021 and $1.358 billion for the first nine months of 2021, representing 15 percent of our consolidated net sales in both the third quarter and first nine months of 2021. Our Peripheral Interventions net sales increased $36 million, or 8.8 percent, in the third quarter of 2021 and increased $210 million, or 18.3 percent, in the first nine months of 2021, compared to the prior year periods. In the third quarter of 2021, this increase included operational net sales growth of 8.1 percent and a positive impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, this increase included operational net sales growth of 16.1 percent and a positive impact of 220 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth was primarily driven by the Interventional Oncology franchise, including our TheraSphere™ Y-90 Radioactive Glass Microspheres, which received U.S. Food and Drug Administration approval in the first quarter of 2021 after 20 years as a humanitarian device exemption (HDE). In addition, growth was driven by our drug-eluting portfolio, including the Eluvia™ Drug-Eluting Stent and Ranger™ Drug-Coated Balloon due to the recovery of procedure volumes compared to the prior year, particularly in the first half, when the COVID-19 pandemic had a significant negative impact on our net sales, as well as continued worldwide commercial execution and adoption in recently approved countries. In the first quarter of 2021, we received approval from Japan’s Ministry of Health, Labor and Welfare (MHLW) for our Ranger Drug-Coated Balloon and initiated a full launch.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. We have revised prior period amounts to conform to the current year's presentation which had an immaterial impact on previously reported Emerging Markets net sales. Our Emerging Markets net sales represented 12 percent of our consolidated net sales in both the third quarter and first nine months of 2021, 11 percent in the third quarter of 2020, and 12 percent in the first nine months of 2020. In the third quarter of 2021, our Emerging Markets net sales grew 21.9 percent on a reported basis, which included operational net sales growth of 17.8 percent and a positive impact of 410 basis points from foreign currency fluctuations, compared to the prior year period. In the first nine months of 2021, our Emerging Markets net sales grew 23.8 percent on a reported basis, which included operational net sales growth of 18.9 percent and a positive impact of 490 basis points from foreign currency fluctuations, compared to the prior year period. The growth in the third quarter and first nine months of 2021 compared to the prior year periods was driven primarily by our net sales in China, which have largely recovered from the impact of the COVID-19 pandemic on procedural volumes.

Gross Profit

Our Gross profit was $2.032 billion for the third quarter of 2021, $1.790 billion for the third quarter of 2020, $6.022 billion for the first nine months of 2021 and $4.740 billion for the first nine months of 2020. As a percentage of net sales, our Gross profit increased to 69.3 percent in the third quarter of 2021, as compared to 67.3 percent in the third quarter of 2020 and 68.7 percent in the first nine months of 2021, as compared to 65.8 percent in the first nine months of 2020. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Nine Months
Gross profit margin - period ended September 30, 2020	67.3%	65.8%
Abnormal production variances	0.5	1.4
Sales pricing, volume and mix	0.4	1.3
Inventory charges	0.9	0.4
All other, including other expenses	0.2	(0.1)
Gross profit margin - period ended September 30, 2021	69.3%	68.7%

The primary factors contributing to the increase in our gross profit margin in the third quarter and first nine months of 2021, as compared to the same periods in 2020, were higher sales volumes and favorable product mix associated with the resumption of procedures using higher-margin products, as well as the prior year impact of abnormal production variances attributable to manufacturing plant shut-downs and excess and obsolete inventory charges due to lower forecasted demand for certain of our products driven by the COVID-19 pandemic in the prior year. These improvements were partially offset by price declines related primarily to sales of our coronary drug-eluting stent systems and foreign currency fluctuations. In addition, inflation has put pressure on our gross profit margin, particularly with increases in costs of certain raw materials, direct labor and freight.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative (SG&A) expenses	$1,066	36.4%	$984	37.0%	$3,206	36.6%	$2,760	38.3%
Research and development (R&D) expenses	310	10.6%	315	11.9%	884	10.1%	857	11.9%
Royalty expense	14	0.5%	12	0.4%	38	0.4%	32	0.4%

SG&A Expenses

In the third quarter of 2021, our SG&A expenses increased $83 million, or 8 percent, as compared to the third quarter of 2020 and were 60 basis points lower as a percentage of net sales. In the first nine months of 2021, our SG&A expenses increased $445 million, or 16 percent, as compared to the first nine months of 2020 and were 170 basis points lower as a percentage of net sales. The increase in SG&A expenses for the third quarter and first nine months of 2021, as compared to the same period in the prior year, was primarily due to higher selling costs driven by higher global net sales and the targeted lifting of spending controls implemented during the first nine months of 2020 in response to the escalating COVID-19 pandemic. In addition, SG&A expenses in the first nine months of 2021 were further impacted by higher restructuring-related spend and acquisition-related charges.

R&D Expenses

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the third quarter of 2021, our R&D expenses decreased $5 million, or 2 percent, as compared to the third quarter of 2020 and were 130 basis points lower as a percentage of net sales due to higher one-time charges in the prior year. In the first nine months of 2021, our R&D expenses increased $27 million, or 3 percent, as compared to the first nine months of 2020, and were

180 basis points lower as a percentage of net sales. R&D expenses increased in the first nine months of 2021, as compared to the same period in the prior year, as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Royalty Expense

In the third quarter of 2021, our Royalty expense increased $2 million, or 17 percent as compared to the third quarter of 2020 and remained relatively flat as a percentage of net sales. In the first nine months of 2021, our Royalty expense increased $6 million, or 19 percent, as compared to the first nine months of 2020, and remained flat as a percentage of net sales, primarily due to global net sales growth in the third quarter and first nine months of 2021 as compared to the third quarter and first nine months of 2020.

Other Operating Expenses

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Amortization expense	$184	$197	$549	$595
Intangible asset impairment charges	128	219	173	452
Contingent consideration net expense (benefit)	(26)	6	(117)	(102)
Restructuring charges (credits)	9	3	18	16
Litigation-related net charges (credits)	—	260	302	260
Gain on disposal of businesses and assets	(40)	—	(48)	—

Amortization Expense

In the third quarter of 2021, our Amortization expense decreased $13 million, or 7 percent, as compared to third quarter of 2020. In the first nine months of 2021, our Amortization expense decreased $47 million, or 8 percent, as compared to first nine months of 2020. The decrease in Amortization expense in the third quarter and first nine months of 2021, as compared to the same period in the prior year, was driven by the divestiture of the Specialty Pharmaceuticals business partially offset by the addition of amortizable intangible assets associated with our recent acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $128 million in the third quarter of 2021, $219 million in the third quarter of 2020, $173 million in the first nine months of 2021 and $452 million in the first nine months of 2020. The impairment charges recorded in the third quarter of 2021 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of VENITI, Inc., and in the first nine months of 2021 also included the partial impairment of one of our acquired IPR&D assets. In the third quarter of 2020, impairment charges were primarily associated with IPR&D acquired with Apama Medical, Inc. and in the first nine months of 2020 also included charges primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of nVision Medical Corporation. Each of these charges were recorded as a result of management’s decision to change commercial launch plans or discontinue certain commercial or R&D programs based on cost to complete or remediate, time to market, overall economic viability or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net benefits of $26 million and $117 million in the third quarter and first nine months of 2021, respectively, a net expense of $6 million in the third quarter of 2020 and a net benefit of $102 million in the first nine months of 2020. The net benefits recorded in the first nine months of 2021 and 2020 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, in the case of nVision, for milestones that would not be achieved due to management's discontinuation of the R&D program. In addition, we made payments of $14 million associated with prior acquisitions during the first nine months of 2021, following the achievement of a revenue-based milestone. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

In November 2018, our Board of Directors approved, and we committed to, a new global restructuring program (the 2019 Restructuring Plan). The 2019 Restructuring Plan, for which our Board of Directors approved an extension and expansion in February 2021, is expected to result in total pre-tax charges of approximately $375 million to $475 million and approximately $340 million to $440 million of these charges are expected to result in cash outlays. We expect the majority of activity associated with our 2019 Restructuring Plan, including the extension, to be substantially complete by the end of 2022. A substantial portion of the savings are being reinvested in strategic growth initiatives. Pursuant to this program, restructuring charges were $9 million in the third quarter of 2021, $3 million in the third quarter of 2020, $15 million in the first nine months of 2021 and $16 million in the first nine months of 2020. Restructuring-related charges were $34 million in the third quarter of 2021, $20 million in the third quarter of 2020, $98 million in the first nine months of 2021 and $61 million in the first nine months of 2020 and were recorded primarily in Cost of products sold and SG&A expenses.

In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS™ Valve platform. We recorded immaterial restructuring and restructuring-related charges associated with the product discontinuation in the third quarter of 2021 and recorded $2 million of restructuring charges and $17 million of restructuring-related charges associated with the product discontinuation in the first nine months of 2021. The product discontinuation resulted in total pre-tax restructuring and restructuring-related net charges of approximately $80 million. We substantially completed the restructuring activities in the first quarter of 2021. Refer to Note H – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Litigation-related net charges (credits)

We did not record any litigation-related net charges during the third quarter of 2021 and recorded $302 million during the first nine months of 2021, related primarily to transvaginal surgical mesh products. During the first nine months of 2021 we increased the accrual associated with this matter to account for increased, post-COVID-19 pandemic settlement and litigation activity related to the remaining cases and claims the Company faces, our revision of the per-case settlement amount for these cases based on recent settlement and litigation activity and changes to our expectations regarding the rate of incoming cases and claims. We recorded litigation-related net charges of $260 million during the third quarter and first nine months of 2020, primarily related to transvaginal mesh products, inclusive of a reserve related to claims made by a coalition of state attorneys general. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense (in millions)	$(86)	$(86)	$(254)	$(265)
Average borrowing rate	3.6%	3.4%	3.6%	3.4%

Interest expense and our average borrowing rate remained relatively flat in the third quarter and first nine months of 2021, as compared to the same periods in the prior year. During the first nine months of 2020, we took proactive steps to manage the potential impact of the COVID-19 pandemic on our short-term liquidity and refinanced existing term loans and outstanding commercial paper with proceeds from new term loans and our 2018 Revolving Credit Facility. We refinanced this short-term, variable-rate debt in May 2020 with our issuances of $500 million 1.900% senior notes due June 2025 and $1.200 billion 2.650% senior notes due June 2030. During the third quarter of 2020, we prepaid the remaining $250 million outstanding under our February 2021 Term Loan and terminated the facility. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest income	$1	$1	$3	$3
Net foreign currency gain (loss)	(8)	(1)	(17)	(13)
Net gains (losses) on investments	186	48	208	14
Other income (expense), net	3	16	(3)	6
	$181	$64	$192	$9

In the third quarter and first nine months of 2021, in connection with the acquisitions of Farapulse and Preventice, we remeasured the fair value of our previously-held interests in the acquired companies, which resulted in a $222 million and $195 million gain, respectively, recognized within Other, net. In addition, in the third quarter and first nine months of 2021, we recorded losses of $24 million and $178 million, respectively, on our investment in Pulmonx Corporation presented in Other, net associated with the remeasurement of our investment during the period to fair value based on observable market prices, as well as the disposition of our remaining ownership. The Preventice and Farapulse gains are included within Acquisition/divestiture-related net charges (credits) and the Pulmonx loss is included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rates

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Effective tax rate from continuing operations	13.2%	31.7%	1.1%	24.3%

The change in our reported tax rates for the third quarter and first nine months of 2021, as compared to the same periods in 2020, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include litigation-related net charges (credits), intangible asset impairment charges, acquisition/

divestiture-related net charges as well as certain discrete tax items primarily related to an IRS audit settlement in the third quarter of 2020.

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

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the first nine months of 2021, there were no changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due, service and repay our existing debt and fund possible acquisitions for at least the next 12 months. We expect to fund the previously announced definitive agreements to acquire Devoro Medical, Inc. and Baylis Medical Company, Inc. using cash on hand on the closing date of the transactions, expected in the fourth quarter of 2021 and the first quarter of 2022, respectively. Please refer to Contractual Obligations and Commitments below for additional details on our future payment obligations and commitments.

As of September 30, 2021, we had $1.947 billion of unrestricted Cash and cash equivalents on hand, comprised of $1.537 billion invested in money market funds and time deposits and $410 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. As of September 30, 2021, we had no commercial paper debt outstanding, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash provided by (used for) operating activities	$1,392	$835
Cash provided by (used for) investing activities	(1,136)	(264)
Cash provided by (used for) financing activities	(87)	1,112

Operating Activities

In the first nine months of 2021, cash provided by operating activities increased $557 million as compared to the first nine months of 2020, primarily due to comparatively higher net sales and operating income compared to the same period in the prior year.

Investing Activities

In the first nine months of 2021, cash provided by investing activities included proceeds of $801 million from the divestiture of the Specialty Pharmaceuticals business and $329 million from the sale of investments and disposition of certain assets, partially offset by a net cash payment of $2.014 billion for the acquisitions of Preventice, Lumenis and Farapulse. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment of $288 million in the first nine months of 2021 and $217 million in the first nine months of 2020.

Financing Activities

In the first nine months of 2021, cash used for financing activities primarily included cash payments associated with the settlement of employee equity awards, dividends paid to shareholders of our mandatory convertible preferred stock and payments for royalty rights associated with the Zytiga™ Drug. On May 10, 2021 we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. We have not made any borrowings against the 2021 Revolving Credit Facility.

In the first nine months of 2020, we took proactive steps to manage the potential impact of the emerging COVID-19 pandemic on our short-term liquidity and refinanced our existing term loans and outstanding commercial paper with proceeds from new term loans, borrowings against our 2018 Revolving Credit Facility, a senior notes offering and public equity offerings of preferred and common stock.

Please refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information regarding financing activities for the year ended December 31, 2020, including the full repayment of amounts borrowed against our credit facility and partial repayment of amounts borrowed under term loans in the first nine months of 2020.

Financial Covenant

As of and through September 30, 2021, we were in compliance with the financial covenant required by the credit facilities.

The 2021 Revolving Credit Facility includes the following financial covenant requirement for all of our credit arrangements (i) maintain the maximum permitted leverage ratio of 4.00 times for the third quarter of 2021, with a step-down to 3.75 times for the fourth quarter of 2021 and through the remaining term. The agreement provides for higher leverage ratios for the period following a qualified acquisition, at our election, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed acquisition of Lumenis due to the funding of the acquisition using cash on hand. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2021, we had $428 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of September 30, 2021, we had $1.243 billion of the litigation exclusion remaining.

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

We received $102 million in the first nine months of 2021 and $107 million in the first nine months of 2020 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock in the first nine months of 2021 or 2020. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2021, we had the full amount remaining available under the authorization.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of the ongoing COVID-19 pandemic on our operations and financial results; future U.S. and global economic, political, competitive, reimbursement and regulatory conditions; manufacturing, distribution and supply chain disruptions and cost increases; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

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

•Our ability to attract and retain key personnel, including those associated with recent acquisitions, and maintain our robust corporate culture, especially in light of the remote working conditions imposed by the COVID-19 pandemic, and execute plans to return employees to offices in jurisdictions where safe and feasible,

•The inability of certain of our employees to return to work full time due to impacts of the COVID-19 pandemic, or our inability to recruit personnel into direct labor roles for the duration of the pandemic,

•The impact of enhanced requirements to obtain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $9.675 billion as of September 30, 2021 and $10.481 billion as of December 31, 2020. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $333 million as of September 30, 2021 as compared to $333 million as of December 31, 2020. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $408 million as of September 30, 2021 as compared to $407 million as of December 31, 2020. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2021 and December 31, 2020. As of September 30, 2021, $9.143 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of September 30, 2021, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, while many of our employees continued to work remotely to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and to connect our physically dispersed team of finance professionals in offices around the world. While the quarterly close cycle was performed remotely, fundamentally, the work performed, and the processes and controls executed did not change.

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

ITEM 6. EXHIBITS (* documents filed or furnished with this report,)

4.1
Second Supplemental Indenture dated as of April 21, 2006 between Boston Scientific Corporation and The Bank of New York Mellon Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 99.6, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083)

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2021.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer