Form 10-K
period 2021-12-31
BOSTON SCIENTIFIC CORP
filed 2022-02-23
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $60.6 billion based on the last reported sale price of $42.76 of the registrant’s common stock on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of Common Stock, $0.01 par value per share, as of January 31, 2022 was 1,426,724,712.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2021 with the Securities and Exchange Commission in connection with its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

We expect to continue to invest in our core franchises and pursue opportunities to diversify and further expand our presence in strategic, high-growth adjacencies and new global markets, including growth within the countries we define as emerging markets. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and all divisions. In the past several years, we have completed numerous acquisitions in support of our growth strategy, both strengthening our core franchises and expanding into high growth adjacent markets. We have also accelerated the development of digital tools and technologies to enable us to compete more effectively in the current healthcare environment, where our customers are looking for ways to improve outcomes and lower costs, and to make it easier to do business with Boston Scientific across multiple sites of care. Specifically, we are scaling our digital capabilities to deliver first class physician education, drive deeper patient engagement and increase digitally-enabled sales force productivity.

Our Enterprise Risk Management program analyzes the key risks inherent to achieving our strategic and organizational imperatives. Our ongoing risk assessment helps us to anticipate and adapt to potential challenges to preserve and grow stockholder value. Our Board of Directors oversees our risk management program and focuses on monitoring, and, together with management, mitigating the most significant risks facing the Company, including strategic, operational, reputational, financial, legal and compliance risks.

We have a firm commitment to corporate social responsibility and living our values as a global business and global corporate citizen. This includes taking actions to combat discrimination and advancing equality and diversity, including through financial support of racial equity initiatives in the communities where we live and work, protecting the environment, investing in our employees' health and well-being, and many other initiatives that ultimately help us create value responsibly. Refer to discussion of Community Outreach below and Corporate Sustainability included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for additional information regarding measures we are undertaking.

Product Offerings

Our core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular. The following describes our key product offerings and new product innovations by reportable segment.

MedSurg

Endoscopy

Gastroenterology and Pulmonary

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies. Our product offerings include the following:

•Resolution 360™ Clips and Resolution 360™ ULTRA Clips, hemostatic clipping technology designed to stop and help prevent bleeding during endoscopic procedures,
•WallFlex™ Biliary Stent Systems, used for relieving biliary obstructions by providing bile drainage in both malignant and benign strictures,
•AXIOS™ Stents and Electrocautery Enhanced Delivery Systems, the first, and currently only stents in the U.S. indicated for endoscopic drainage of pancreatic pseudocysts,
•SpyGlass™ DS II Direct Visualization Systems, which bring digital imaging, a wider field of view and a simpler set-up (compared to our legacy SpyGlass System), thus enabling cholangioscopy to play a greater role in the diagnosis and treatment of pancreatico-biliary diseases,
•SpyGlass™ Discover Digital Catheters, the first single-use scopes to enable physicians to take a single-stage approach to diagnostic and therapeutic procedures in the pancreaticobiliary system, including treating patients with bile duct stones,
•EXALT™ Model B Single-Use Bronchoscopes for use in a wide range of bronchoscopy procedures in the intensive care unit (ICU) and operating room (OR), such as secretion management, airway intubation, percutaneous tracheostomy, double lumen endotracheal tube placement and biopsies,
•EXALT™ Model D Single-Use Duodenoscopes for use in endoscopic retrograde cholangiopancreatography (ERCP) procedures, the first U.S. Food and Drug Administration (FDA)-cleared single-use (disposable) duodenoscopes on the market,
•Acquire™ Endoscopic Ultrasound Fine Needle Biopsy Devices, which are designed to obtain larger tissue specimens for histological assessment and are useful when diagnosing diseases such as pancreatic cancer, liver cancer and stomach lesions,
•our endoluminal surgery portfolio featuring ORISE™ Gel and ORISE™ ProKnife, designed to be used for submucosal lift of polyps, adenomas, early-stage cancers or other gastrointestinal mucosal lesions prior to excision with a snare or other endoscopic device, and
•our infection prevention portfolio, which includes a customizable Compliance EndoKit™ and single-use Orca™ Valves, designed to minimize the risk of infection transmission and improve operational efficiencies by streamlining manual cleaning or eliminating the need for cleaning and tracking.

During 2021, we launched our next-generation Resolution 360™ ULTRA Clip, featuring increased jaw length, thickness and volume capacity, and currently the largest through-the-scope hemostasis clip on the market, designed to approximate greater amount of tissue and facilitate stronger closing strength.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction, incontinence and pelvic floor disorders. Our product offerings include the following:

•a comprehensive line of stone management products, including ureteral stents, catheters, baskets, guidewires, sheaths, balloons and stone laser devices,
•LithoVue™ Single-Use Digital Flexible Ureteroscopes, which deliver detailed high-resolution digital images for high-quality visualization and seamless navigation,
•our Prosthetic Urology portfolio, which includes our penile implants to treat erectile dysfunction and urinary control systems to treat male urinary incontinence,
•BPH therapies, which include our GreenLight XPS™ Laser System, MoXy™ Fiber, and Rezūm™ System,
•SpaceOAR™ Hydrogel Systems which help reduce side effects that men may experience after receiving radiotherapy to treat prostate cancer, and our SpaceOAR Vue™ Hydrogel, providing clinicians with enhanced product visualization using computerized tomography (CT) scans instead of magnetic resonance imaging (MRI), and
•our Pelvic Floor portfolio, which includes a comprehensive offering of female stress urinary incontinence solutions, including our innovative Solyx™ Single-Incision Sling System.

In the third quarter of 2021, we completed the acquisition of the global surgical business of Lumenis LTD (Lumenis), a privately-held company that develops and commercializes energy-based medical solutions, including innovative laser systems, fibers and accessories used for urology and otolaryngology procedures.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include the following:

•implantable cardioverter defibrillators (ICD) and implantable cardiac resynchronization therapy defibrillators (CRT-D) as well as the world's first, and currently only, commercially available subcutaneous implantable cardiac defibrillators (S-ICD),
•pacemakers and implantable cardiac resynchronization therapy pacemakers (CRT-P),
•LATITUDE™ Remote Patient Management Systems, which allow for more frequent monitoring and better guided treatment decisions by enabling physicians to monitor implantable system performance remotely and
•LUX-Dx™ Insertable Cardiac Monitor (ICM) systems, new, long-term diagnostic devices implanted in patients to detect arrhythmias associated with conditions such as atrial fibrillation (AF), cryptogenic stroke and syncope.

In addition, in the first quarter of 2021, we completed the acquisition of Preventice Solutions, Inc., a privately-held company that offers a full portfolio of mobile health solutions and remote monitoring services, ranging from ambulatory cardiac monitors – including short and long-term holter monitors – to cardiac event monitors and mobile cardiac telemetry, complementing our existing ICM offering.

Our current generation of defibrillators, the RESONATE™ family of devices, include our proprietary HeartLogic™ Heart Failure (HF) Diagnostic and SmartCRT™ Technology with Multisite pacing in CRT-D. Our entire transvenous defibrillator portfolio leverages our EnduraLife™ Battery Technology, including our extended longevity ICD, our CRT-D’s and our smallest and thinnest MINI ICD. We have magnetic resonance imaging (MRI) conditional labeling across our defibrillator portfolio around the world when used with our current generation of leads, including our current generation devices as well as our prior generation of DYNAGEN™ and INOGEN™ devices. Our implantable defibrillator portfolio is complemented by our suite of ACUITY™ X4 Quadripolar LV Leads, RELIANCE™ family of ICD Leads and our INGEVITY™ Pacing Lead.

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

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab. Our product offerings include the following:

•Rhythmia™ Mapping Systems, catheter-based, 3-D cardiac mapping and navigation solutions designed to help diagnose and guide treatment of a variety of arrhythmias,
•Blazer™ Therapeutic Ablation Catheters,
•our broad portfolio of diagnostic catheters including Blazer™ Dx-20, Dynamic Tip™ and Viking™ Catheters,
•IntellaMap OrionTM Mapping Catheters, for use with our Rhythmia Mapping System to provide high-density, high-resolution maps of the heart,
•POLARxTM Cryoablation single shot ablation systems, and
•intracardiac ultrasound catheters, delivery sheaths and other accessories.

Our cooled ablation catheter portfolio includes our U.S. and CE Mark approved Blazer™ Open-Irrigated, IntellaNav™ Open-Irrigated, and IntellaNav MiFi™ Open-Irrigated ablation catheters with a unique Total Tip Cooling™ Design. We also offer our IntellaNav XP and IntellaNav MiFi XP solid tip catheters, as well as the CE Mark and Japanese Pharmaceuticals and Medical Device Agency (PMDA) approved IntellaNav STABLEPOINTTM Ablation Catheter. Certain of our IntellaNav Catheters include MicroFidelity (MiFi) sensor technology in the catheter tip, and all are designed to allow magnetic tracking when used with our Rhythmia Mapping System. Additionally, all major markets have access to our DIRECTSENSE™ Software, a tool for monitoring radiofrequency (RF) energy delivery during cardiac ablation procedures, providing meaningful information on tissue to catheter tip proximity, catheter stability, and other local tissue characteristics.

In the second half of 2021, we received Japanese PMDA approval and commenced the Japanese launch of our POLARxTM Cryoablation Single-shot Pulmonary Vein Isolation Technology. During 2021, we completed enrollment in the FROZEN-AF investigational device exemption (IDE) study for POLARxTM. In addition, in the third quarter of 2021, we completed the acquisition of Farapulse, Inc. (Farapulse), a privately-held company that has developed a Pulsed Field Ablation (PFA) System - a non-thermal single-shot ablation system for the treatment of atrial fibrillation (AF) and other cardiac arrhythmias. Farapulse became the first company to commercialize a cardiac PFA technology after receiving CE Mark in Europe in the first quarter of 2021.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our product offerings include the following:

•Precision™, Precision Spectra™, Precision Montage™, Precision Novi™, Spectra WaveWriter™ and WaveWriter Alpha™ Spinal Cord Stimulator (SCS) Systems, designed to provide improved pain relief to a wide range of patients who suffer from chronic pain,
•Superion™ Indirect Decompression Systems, minimally-invasive devices used to improve physical function and reduce pain in patients with moderate lumbar spinal stenosis (LSS) purchased as part of the acquisition of Vertiflex, Inc. in the second quarter of 2019,
•our G4™ Generator and consumable portfolio in Radiofrequency Ablation (RFA) for pain management used by physicians to treat patients with chronic pain, and
•Vercise™, Vercise™ PC, Vercise Gevia™ and Vercise Genus™ Deep Brain Stimulation (DBS) Systems for the treatment of Parkinson's disease, tremor, and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions.

Our Spectra WaveWriter™ SCS System is the first system approved by the FDA to simultaneously provide paresthesia-based and sub-perception therapy. The Precision Spectra SCS System is the world's first and only SCS system with 32 contacts and 32 dedicated power sources. We believe that we continue to have a technological advantage due to our proprietary features such as Multiple Independent Current Control and our Illumina 3D™ Proprietary Programming Software, which together are intended to allow the physician to target specific areas of pain and customize stimulation of nerve fibers more precisely. We announced the European launch of the WaveWriter Alpha™ Spinal Cord Stimulator (SCS) System in the third quarter of 2020 and received FDA approval in the fourth quarter of 2020 and followed with U.S. launch, indicated as an aid in the management of chronic intractable pain of the trunk and/or limbs including unilateral or bilateral pain associated with failed back surgery syndrome and complex regional pain syndrome.

Our Vercise™ DBS Systems are approved in the U.S. as an adjunctive therapy that aids in reducing some of the symptoms of moderate to advanced Parkinson’s disease as well as for patients diagnosed with essential tremor. In the third quarter of 2020, we received CE Mark and initiated a limited market release of the fourth generation Vercise Genus™ DBS System in Europe, and launched in the U.S in the first quarter of 2021, following FDA approval. The Vercise Genus™ DBS platform features a full portfolio of primary cell and rechargeable MRI conditional systems with Bluetooth connectivity and the Cartesia™ Directional Lead, providing multi-directional stimulation designed for greater precision, intended to minimize side effects for patients. In Europe, we also market the GUIDE™ XT System, the first DBS visualization system built for directionality that utilizes patient specific anatomy and stimulation field modeling. This technology provides physicians with 3-D image planning capability and when used in conjunction with the Vercise DBS Systems, enables physicians to personalize and optimize DBS treatment.

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

Drug-Eluting Coronary Stent Systems

Our drug-eluting coronary stent product offerings are an important element of our global Interventional Cardiology market leadership. We believe we have enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through our scientific research and product development of drug-eluting stent systems. Our coronary stent offerings include the following:

•SYNERGY™, SYNERGY MEGATRON™ and SYNERGY™ XD Everolimus-Eluting Platinum Chromium Coronary Stent Systems, featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating and
•Promus ELITE™ and Promus PREMIER™ Everolimus-Eluting Stent Systems.

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

PCI Guidance

Our PCI Guidance offerings include a family of intravascular catheter-directed ultrasound imaging catheters, complemented by our intravascular ultrasound (IVUS) imaging system and our fractional flow reserve (FFR) devices and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels to assist in the diagnosis of coronary artery disease. Our PCI Guidance product offerings include the following:

•OptiCross™ IVUS Imaging Catheters,
•COMET™ FFR Pressure Guidewires,
•AVVIGO™ Guidance Systems and AVVIGO™ Guidance System II, incorporating high-definition IVUS all in a mobile or integrated platform, and
•iLab™ Ultrasound Imaging Systems with Polaris Software, designed to enhance the diagnosis and treatment of blocked vessels and other heart disorders, which are compatible with our full line of imaging catheters and coronary physiology devices.

The iLab Ultrasound Imaging System has been placed in cardiology labs worldwide and provides an installed base through which we expect to continue to sell associated single-use products. Our next-generation AVVIGO™ Guidance System II is a streamlined multi-modality guidance system platform that features intuitive software for an easy workflow and specialized tools for IVUS and coronary physiology.

Structural Heart Therapies

Structural heart therapies are one of the fastest growing areas of the medical technology market and are highly synergistic with our Interventional Cardiology and Rhythm Management businesses. Our current structural heart product offerings include the following:

•WATCHMAN FLX™ Left Atrial Appendage Closure (LAAC) Devices, designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke,
•ACURATE neo™ and ACURATE neo2™ Aortic Valve Systems, which are based on a self-expanding architecture,
•Safari2™ Pre-Shaped Guidewires, intended to facilitate the introduction and placement of interventional devices within the heart, including those used with transcatheter aortic valve implantation or replacement procedures, and
•SENTINEL™ Cerebral Embolic Protection Systems.

The WATCHMAN™ LAAC Device is the first device to offer a non-pharmacologic alternative to oral anti-coagulants that has been studied in a randomized clinical trial and is the leading device in percutaneous LAAC globally. During 2021, we completed the full U.S. launch and transition to the next-generation WATCHMAN FLX LAAC Device, designed to advance procedural performance and safety while expanding the treatable patient population.

Our Transcatheter Aortic Valve Replacement (TAVR) portfolio includes the ACURATE neo Valve based on self-expanding architecture for supra-annular cases. Our ACURATE neo2 Aortic Valve System, commercialized in Europe, is built on a new platform designed with a number of features to improve upon the clinical performance of the original ACURATE neo Valve platform. In addition, our SENTINEL™ Cerebral Protection System is used to reduce the risk of stroke in TAVR procedures and is clinically proven to decrease cerebral embolization and its associated neurological effects.

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

Our peripheral arterial technologies include:

•EPIC™ Vascular Self-Expanding Stent Systems, nitinol stents designed to sustain vessel patency while providing enhanced visibility and accuracy during placement,
•Innova™ Self-Expanding Stent Systems, laser-cut nitinol stents built for the superficial femoral artery (SFA, a large artery in the thigh) with flexibility, strength and fracture resistance,
•Eluvia™ Drug Eluting Vascular Stent Systems, innovative stents built on the Innova stent platform, designed to deliver a sustained dosage of paclitaxel during the time when restenosis is most likely to occur,
•Mustang™ PTA Balloon Catheters, 0.035" balloons with superior crossing and tracking, powerful dilatation, longer lengths and smaller sheath sizes,
•Coyote™ Balloon Catheters, highly deliverable and ultra-low profile balloon dilatation catheters designed for a wide range of peripheral angioplasty procedures,
•Sterling™ Balloon Catheters, 0.018" PTA balloon catheters designed for post-stent dilatation as well as conventional balloon angioplasty to open blocked peripheral arteries, and
•Ranger™ Drug-Coated Balloons, innovative balloons built on the Sterling balloon platform, featuring a low-dose of paclitaxel.

In the first quarter of 2021, we received approval from Japan's Ministry of Health, Labor and Welfare (MHLW) for the Ranger™ Drug-Coated Balloon and initiated a full launch. We are the first company to provide physicians with both a drug-eluting stent and drug-coated balloon for the treatment of patients with peripheral artery disease.

Our venous disease technologies include the following:

•AngioJet™ Thrombectomy Systems, used in endovascular procedures to remove blood clots from blocked arteries and veins and our AngioJet Zelante DVT™ Thrombectomy Catheters to treat deep vein thrombosis (DVT) in large-diameter upper and lower limb peripheral veins,
•EKOS™ Ultrasound Assisted Thrombolysis systems used to treat pulmonary embolisms, purchased as part of the BTG acquisition in 2019, and
•Varithena™ Polidocanol Injectable Foam used to improve the symptoms of superficial venous incompetence and the appearance of visible varicosities, also purchased as part of the BTG acquisition.

In the fourth quarter of 2021, we completed our acquisition of Devoro Medical Inc., developer of the WOLF Thrombectomy® Platform, an innovative non-console and lytic-free technology which rapidly captures and removes blood clots, complementing our full suite of interventional strategies for thromboemboli in the arterial and venous systems.

Our interventional oncology product offerings include the following:

•TheraSphere™ Y-90 radioactive glass microspheres used in the treatment of hepatocellular carcinoma (HCC), the most common type of liver cancer, purchased as part of the BTG acquisition,
•interventional oncology solutions, including the Renegade™ HI-FLO™ Fathom™ Microcatheter and Guidewire System and Interlock™ - 35 Fibered IDC™ and 18 Fibered IDC™ Occlusion System for peripheral embolization, and
•Cryoablation image-guided needles used to enable cryoablation visualization for optimal tumor coverage, purchased as part of the BTG acquisition.

In the first quarter of 2021, we received FDA approval for our TheraSphere™ Y-90 radioactive glass microspheres for the treatment of HCC after 20 years as a humanitarian exemption (HDE) device and secured FDA Breakthrough Device designation for TheraSphere treatment for patients with glioblastoma, an aggressive form of brain cancer.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Markets

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

We believe that our products and solutions compete primarily on their ability to deliver both differentiated clinical and economic outcomes for our customers by enabling physicians to perform diagnostic and therapeutic procedures safely and effectively often in a less-invasive and cost effective manner. We also compete on ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, with economically motivated buyers, consolidation among healthcare providers, increasing prevalence and importance of regional and national tenders, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could continue to put additional competitive pressure on us, including on our average selling prices, overall procedure rates and addressable market sizes. We recognize that our continued competitive success will depend upon our ability to:

•offer products and solutions that provide differentiated clinical and economic outcomes,
•create or acquire innovative, scientifically advanced technologies,
•apply our technology and solutions cost-effectively and with superior quality across product lines and markets,
•develop or acquire proprietary products and solutions,
•attract and retain qualified personnel,
•obtain patent or other protection for our products,
•obtain required regulatory and reimbursement approvals,
•compete in regional and national tenders for our products,
•continually provide quality products and enhance our quality systems,
•manufacture and market our products and solutions either directly or through third parties, and
•supply sufficient inventory at competitive prices to meet customer demand.

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

We have directed our development efforts toward innovative technologies designed to expand current markets or enter adjacent markets. We are transforming how we conduct research and development by identifying best practices, driving efficiencies and optimizing our cost structure, which we believe will enable increased development activity and faster concept-to-market timelines. Focused, cross-functional teams take a formal approach to new product design and development, helping us to manufacture and offer innovative products consistently and efficiently. Involving cross-functional teams early in the process is the cornerstone of our product development cycle. We believe this collaboration allows our teams to concentrate resources on the most viable and clinically relevant new products and technologies and to maximize cost and time savings as we bring them to market.

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

Marketing and Sales

In 2021, we marketed our products and solutions to approximately 35,000 hospitals, clinics, outpatient facilities and medical offices in more than 120 countries worldwide. Large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales. We have a dedicated corporate accounts organization in the United States (U.S.) and Europe, Middle East and Africa (EMEA) focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions, as well as on key hospital service line administrators. We believe that this dual focus on disease state management and hospital administrators enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with both physicians and key service line administrators. We believe that our strong working relationships with physicians, service line administrators and others in the medical industry enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to our customers' changing needs.

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

International Operations

Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that we can implement across our product lines. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 12 percent of our consolidated net sales in 2021 and 11 percent in 2020.

As of December 31, 2021, we maintained various international manufacturing facilities, in addition to our facilities in the U.S. & Puerto Rico, in Ireland, Costa Rica, Brazil, Malaysia, Israel, Canada, the U.K. and Switzerland. In 2021, approximately 50 percent of our manufactured products were produced at these international facilities. We also maintain research and development capabilities in Canada, China, Costa Rica, India, Ireland and Israel, and provide localized training programs through our Institutes for Advancing Science (IAS) facilities around the world.

Resources

Manufacturing and Raw Materials

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. We strive to improve the efficiency of our sourcing operations and to leverage the technical expertise of the broader market by partnering with strategic suppliers. In doing so, we seek to focus our internal resources on the development and commercial launch of new products and the enhancement of existing products. We continue to implement new systems designed to provide improved quality, reliability, service, greater efficiency and lower supply chain costs. We also drive continuous improvement in product quality through process controls and validations, supplier and distribution controls and training and tools for our operations team. In addition, we remain focused on examining our operations and general business activities to enhance our operational effectiveness by identifying cost-improvement opportunities.

We remain committed to maintaining appropriate investments to ensure supply chain stability. We have an ongoing supplier resiliency program which identifies and mitigates risk and have taken measures to mitigate the impact of challenges within the global supply chain resulting from the COVID-19 pandemic. We consistently monitor our inventory levels, manufacturing, sterilization and distribution capabilities and partnerships and maintain recovery plans to address potential disruptions. Many components used in the manufacturing of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We have recently experienced increased levels of unpredictability in the supply of certain raw materials and components used in the manufacturing of our products. While we continue to believe we will have access to the raw materials and components that we need, these supply chain dynamics could result in increased costs to us or an inability to fully meet customer demand for certain of our products.

On an on-going basis, we track supplier status and inventory in risk areas and take action to prevent shortages, monitoring safety stock levels and building up product supplies as warranted, and mitigating risk of technology and material shortages by identifying new vendors. Our approach to supplier selection involves building diversity, equity and inclusion throughout the Boston Scientific supplier network. We are committed to the increased and sustained support of diverse businesses that share our dedication to improving the quality of patient care. As part of our strategy to combat racism, we have taken steps to further expand the number of Black-owned enterprises that provide supply chain services for our business in the U.S. We are also supporting small and diverse vendors by shortening payment terms for those whose business with us is under $250,000.

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and other forms of intellectual property to protect our proprietary rights. We generally file patent applications in the U.S. and other countries where patent protection for our technology is appropriate and available. As of December 31, 2021, we held more than 18,000 patents and had approximately 6,000 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to our business as a whole.

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

We maintain insurance policies providing limited coverage against securities claims. We are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Note K – Commitments and Contingencies to our 2021 consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

Regulatory Environment

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

In the European Union (EU), we are required to comply with the Medical Device Regulation (MDR or EU MDR) which became effective May 2021, superseding existing Medical Device Directives. Medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021) can continue to be sold until May 2024 or until the CE Certificate expires, whichever comes first, providing there are no significant changes to the design or intended use. The CE Mark, which is required to sell medical devices in the EU is affixed following a Conformity Assessment and either approval from the appointed independent Notified Body or through self-certification by the manufacturer. The selected pathway to CE marking is based on device risk classification. CE marking indicates conformity to the applicable General Safety and Performance Requirements (GSPRs) for the MDR. The MDR changes multiple aspects of the regulatory framework for CE marking, such as increased clinical evidence requirements, changes to labelling, and new requirements, including Unique Device Identification (UDI), and many new post-market reporting obligations. MDR also modifies and increases the compliance requirements for the medical device industry and will continue to require significant investment over the next few years to transition all products by May 2024. The CE mark continues to be a prerequisite for successful registration in many other global geographies.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market, such as the requirements that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW), through the review at Japanese Pharmaceutical & Medical Device Agency (PMDA). Regulatory requirements are becoming more stringent, with the China National Medical Product Administration (NMPA) recently increasing the regulatory requirements to market and maintain products in China, and the introduction of such regulatory requirements in many countries in the Middle East and Southeast Asia that previously did not have medical device regulations, or had minimal regulations. As a result of the United Kingdom's departure from the European Union (EU), we also expect a U.K. Regulation to be implemented beginning July 2023, with requirements to sell in the U.K. already in place including appointment of a U.K. Responsible Person and device registration with The Medicines and Healthcare products Regulatory Agency (MHRA). In addition, other EU countries continue to impose significant local registration requirements despite the implementation of MDR.

The FDA and other worldwide regulatory agencies and competent authorities actively monitor compliance to local laws and regulations through review and inspection of design and manufacturing practices, record-keeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order recall or market withdrawal of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain a company for certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act, pertaining to medical devices, or initiate action for criminal prosecution of such violations. Regulatory agencies and authorities in the countries where we do business can halt production in or distribution within their respective country or otherwise take action in accordance with local laws and regulations.

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

Quality Assurance

We are committed to providing high quality products to our customers and the patients they serve. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. Our quality system is also designed to enable us to satisfy various international quality system regulations, including those of the U.S. FDA with respect to products sold in the U.S. All of our medical device manufacturing facilities and distribution centers are certified under the ISO 13485 quality system standard, established by the International Standards Organization (ISO) for medical devices, which includes requirements for an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor, and maintenance of the certification requires that these facilities undergo periodic re-examination.

Healthcare Policies and Reimbursement

We maintain a global Government Affairs presence, headquartered in Washington, D.C., to actively monitor and advocate on myriad legislation and policies that may potentially impact the Company, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and Administration offices, state Governors, legislatures and regulatory agencies, embassies and global governments on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers to improve patient care and to advance our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general. The Government Affairs office also advocates for public policy that benefits our employees and the patients we serve, and supports the communities in which we live.

Political, economic and regulatory influences around the world continue to subject the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to place increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate value to our customers, patients, payers and other stakeholders are significant and new therapies may now take longer periods of time to gain widespread adoption.

We expect that pricing of medical devices will remain under pressure as price transparency, expansion of site neutrality, or consistent reimbursement regardless of treatment location, alternative payment reform, value-based purchasing, and accountable care organizations (ACOs), continue to take shape in the U.S. and abroad. We also expect marketplace changes to place pressure on medical device pricing as hospitals consolidate and large group purchasing organizations, hospital networks and other groups continue to seek to aggregate purchasing power. Similarly, governments are increasing the use of regional and national tenders, placing pressure on medical device pricing. Some governments also seek to limit the growth of healthcare costs through price regulation. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., China, Australia, and other markets may limit the price of, or the level at which reimbursement is provided for, our products, which in turn may make it less likely that a hospital or physician will select our products to treat patients.

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including government programs (e.g., Medicare and Medicaid in the U.S.) and private insurance payers, for the services provided to their patients. Third-party payers and governments may approve or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Coverage decisions by payers for these technologies and associated procedures are based on a wide range of methodologies that may reflect the assessed resource costs, clinical outcomes and economic value of the technologies and associated procedures. The current U.S. Administration may support the introduction of healthcare legislation, or take regulatory action, that could lead to significant changes to Medicare's reimbursement practices defined in the inpatient prospective payment system, outpatient prospective payment system, ambulatory surgical center, and/or Physician Fee Schedule rules. At this point, the impact of any such changes are unclear as specific changes have not been introduced or promulgated.

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that strong performance across relevant environmental, health and safety metrics enhances our competitive strength while benefiting our patients, customers, stockholders and employees. We are focused on continuous improvement in these areas with a goal of reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. Refer to Corporate Sustainability included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

Human Capital

At Boston Scientific, our work is guided by core values that define our culture and empower our employees, including Caring, Diversity, Global Collaboration, High Performance, Meaningful Innovation and Winning Spirit. As of December 31, 2021, we had approximately 41,000 employees, including approximately 16,000 in operations, 20,000 in selling, marketing, distribution and administration, and 5,000 in clinical, regulatory and research and development. Of these employees, we employed approximately 21,000 outside the U.S., approximately 10,000 of whom are in the manufacturing operations function. We believe the collective talent of our employees and our shared corporate culture and values give us a competitive advantage.
Hiring, developing and retaining talented employees are key parts of our strategy and are critical to our success, particularly in the current environment of labor shortages and unprecedented job market conditions. We strive to do this by fostering a diverse, equitable and inclusive workplace, providing competitive pay and benefits and flexible work conditions, offering ongoing employee growth and development opportunities and cultivating a culture that prioritizes employee health, safety and wellness.

Diversity, Equity and Inclusion

We do our best work to advance health care when we have a diverse range of perspectives and experience on our team. Innovation thrives in a culture of engagement, inclusion and equity. The society in which we live and the customers and patients we serve are diverse and our employees at all levels of the organization must reflect this. In recent years, we have made steady progress to increase the overall representation of employees who identify as women and as African American/Black, Asian, Hispanic/Latinx, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander, and two or more races (together, multicultural talent). As of December 31, 2021, women represented 30 percent of our Board of Directors, and 48 percent of our employees. In addition, 36 percent of employees in the U.S. and Puerto Rico identified as multicultural.

We are committed to our goal of making further progress toward expanding our workforce diversity. We have set measurable Diversity, Equity & Inclusion (DE&I) goals with our “3UP by 2023” initiative, including a three percentage point increase in representation of both women and multicultural talent at the supervisor and manager level to 43 percent and 23 percent, respectively by December 31, 2022. As of December 31, 2021, 41 percent of management roles were held by women and, within the U.S and Puerto Rico, 22 percent were held by multicultural employees. Our Executive Committee and our Board of Directors have oversight over employee diversity metrics and hiring trends. As evidence of our commitment to expand diversity, equity and inclusion, in 2021, we introduced a human capital performance metric to our Annual Bonus Plan.

In addition, our nine Employee Resource Groups (ERGs) are at the heart of our DE&I strategy. ERGs are voluntary, company-sponsored employee groups that foster and celebrate our diverse work environment. They provide forums for us to learn from one another, celebrate our differences and develop inclusive leadership skills. We support each ERG by designating global and local executive sponsors and providing financial resources. Our ERG chapters around the world collaborate across the business at all levels and are powerful voices for change in the company.

We are proud to be a globally recognized leader for workplace inclusion, achieving top marks on Disability:IN’s 2021 Disability Equality Index (DEI), the Human Rights Campaign's Corporate Equality Index (CEI) for Lesbian, Gay, Bisexual, Transgender and Queer (LGBTQ)+ Equality, the JUST Capital Top 100 list of Companies Supporting Healthy Families and Communities, the Forbes Best Employer for Women 2021 list, as well as ranked in the top 10 of Forbes's list of America's Best Employers for Diversity. We also received the prestigious Catalyst award in 2022, in recognition of our organizational DE&I initiatives that drive representation and inclusion for women.

Compensation and Benefits

We offer competitive, performance-based compensation programs, recognizing that employee well-being, safety, culture, engagement and recognition are all critical to a healthy work environment and productive workforce. We offer programs that acknowledge, respect and support an individual’s life and work choices. Our holistic programs are guided by overall workforce health, focusing on physical, financial and emotional well-being as well as a healthy work environment. We believe that investing in employee well-being leads to improved performance for the individual and the organization.

As part of our broader rewards portfolio, we offer competitive pay and benefits that are flexible and affordable to meet the individual needs of our employees. In addition to cash-based salaries, our rewards portfolio includes cash bonus programs, sales incentives, stock awards, recognition awards, health insurance, paid time off and family leave, retirement savings plans, childcare and Employee Assistance Programs that encourage overall well-being, including help with finances, inclusive family planning and support, elder/child care, legal support and mental health.

Equal pay for equal work is rooted in our values and foundational to fostering an inclusive environment. Pay equity is an important part of our long-standing global compensation planning practices. Sustaining pay equity requires constant measurement and attention, so we regularly conduct comprehensive audits, internal and external analyses and company-wide benchmarking of salaries to identify and eliminate disparities. In addition, we periodically contract with an independent, third party to assess pay equity across all positions. In 2021, we again reported no statistically significant pay disparity for approximately 99 percent of our employees across gender globally and for multicultural talent in the U.S. and Puerto Rico. We continue to educate and train our people, update policies and expand benefits to decrease bias, increase gender and racial representation within our organization, and foster a culture where all employees feel valued and included.

Employee Health and Safety

We take a global approach to prioritizing and monitoring employee safety and we strive to foster a safety-oriented culture in all of our offices and facilities. We set health and safety goals which measure the number of injuries per 100 employees for every manufacturing and distribution site. Our Employee Health & Safety Operations Council reviews performance monthly to discuss trends and risks, as well as opportunities for improvement. We have established a company-wide safety goal of 0.25 or fewer injuries per 100 employees by 2030, cutting our year-over-year incident rate by approximately 50 percent.

Employee Growth and Development

Developing our people professionally is one of the most important things we do. We have robust succession planning to ensure our future leaders are ready to assume roles as they become available. At every level of the company, employees have access to training and tools they can use to advance their skills and expertise and create greater possibilities for their careers. We offer professional and technical courses, including on-the-job training, skills-based learning, mentoring opportunities and leadership development programs for high-potential employees.

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

Community Outreach

We are united by a goal to make a difference in the lives of the over 30 million patients we serve annually. We seek to give our time, talent and resources to make positive impacts upon those communities where we live, work, and serve. Guided by our core values, we seek to improve access to healthcare, to invest in educational programming and opportunities for underserved and underrepresented minority students, and to embrace the spirit of volunteerism within our global workforce, while adhering to strong ethical standards.

In some parts of the world, access to health information, screening, care and services can be limited. Our collaborations with non-profit community organizations raise awareness of chronic disease and decrease these health disparities by improving health outcomes for underserved populations. We accomplish this through our focus on 3 P’s - Prevent, Provide and Prepare. We work to prevent chronic disease through education and awareness, provide access to healthcare through increasing the quantity and quality of healthcare workers and screenings, and preparing and empowering children at high risk of or who already have a chronic disease to successfully navigate their health journey. Since 2016, we have partnered with organizations like Children’s HeartLink, Project HOPE, Partners in Health, and Population Services International to support health equity for populations across the globe.

Within many of the communities in which we operate, we have launched and funded a multi-year program to combat racism, inequity and injustice focused on five pillars: community, economic empowerment, education, healthcare disparities and government policies. We also continue our long-term Close the Gap initiative, which focuses on raising awareness and empowering healthcare providers to reach more patients of color, fight longstanding inequities, and address barriers to care. Through Close the Gap, hospitals and health systems are provided with zip code level data that highlight the disease prevalence and disparities occurring in their communities. The information, along with our health equity resources, allows health care administrators and providers to focus on improving care to underserved populations within their communities.

We are also passionate about inspiring young learners to see themselves in a Science, Technology, Engineering and Math (STEM) role in the future. Employees on our 17 global STEM teams worldwide work with underrepresented K-12 students to share their passion for STEM by providing interactive product demos, development programs, and hands-on activities for young learners in their communities. Through our outreach efforts, we are helping to develop the diverse future talent that will enable Boston Scientific and the greater healthcare community to create innovative health solutions for generations to come.

Beyond the classroom, we empower our employees to participate in and influence the way we care for people in their local communities. Many employees chose to support their communities through the use of the Employee Matching Gifts program. Through their contributions and the Boston Scientific match, more than $1 million was donated to causes employees cared most about across the world. In addition, as employees looked to engage in their communities safely, we provided several virtual volunteer opportunities and resources as well as limited in person opportunities where appropriate. These opportunities included at-home kit packing, virtual classroom and tutoring platforms, and volunteer days of service. We are proud of our collective efforts and the impact we have on advancing possibilities across the globe.

We also support the U.S. communities where we have significant business presences through the Boston Scientific Foundation. The mission of the Foundation is simple: to help expand access to quality healthcare and educational opportunities for underserved populations. The Boston Scientific Foundation awarded scholarships to children of employees and grant awards across the U.S. in 2021. Employee volunteers evaluated proposals for the Boston Scientific Foundation Board review and approval, upon which the Boston Scientific Foundation was able to help fuel grassroots innovative solutions to improve access to quality healthcare and create new opportunities for students to learn and achieve.

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

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (SEC). Additionally, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Printed copies of these posted materials are also available free of charge to stockholders who request them in writing from Investor Relations, 300 Boston Scientific Way, Marlborough, MA 01752-1234. Information on our website or linked to our website is not incorporated by reference into this Annual Report on Form 10-K.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Annual Report on Form 10-K and information incorporated by reference into this Annual Report on Form 10-K, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend,” “aim,” "goal," "target," "continue," "hope" and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors” and the specific risk factors discussed below and in connection with forward-looking statements throughout this Annual Report on Form 10-K, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report on Form 10-K. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of the ongoing COVID-19 pandemic on our operations and financial results; future U.S. and global economic, political, competitive, reimbursement and regulatory conditions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by extreme weather or other climate change-related events; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors contained within this Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Annual Report on Form 10-K.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Item 1A. Risk Factors.

Our Businesses
•The impact of the COVID-19 pandemic on the worldwide economy and financial markets, and developments related to the disease, including the time it will take for vaccines to be broadly distributed and administered worldwide, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and variants thereof and mitigating the economic effects of the pandemic,

•The economic effects of the COVID-19 pandemic, including inflation, labor shortages and supply chain disruptions

•The impact of the COVID-19 pandemic upon the scheduling of elective and semi-emergent procedures,

•The impact of the COVID-19 pandemic on our global manufacturing and distribution system, including the quality of our products and the availability and cost of raw materials and direct labor,

•Our ability to recover from the impact of the COVID-19 pandemic on our business and increase net sales, expand the markets in which we participate, capture market share and adapt to market volatility,

•The impact of natural disasters, climate change, additional future public health crises and other catastrophic events on our ability to manufacture, distribute and sell our products,

•Competitive offerings and related declines in average selling prices for our products,

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

•Our ability to attract and retain talent, including key personnel associated with recent acquisitions, and to maintain our robust corporate culture, especially in light of the remote working conditions imposed by the COVID-19 pandemic and execute plans to return employees to offices in jurisdictions where safe and feasible,

•The inability of certain of our employees to return to work full-time due to impacts of the COVID-19 pandemic, or our inability to recruit personnel into direct labor roles for the duration of the pandemic,

•The impact of enhanced requirements to obtain and maintain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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

•The effect of our litigation and risk management practices, including self-insurance and compliance activities on our loss contingencies, legal provisions and cash flows,

•The impact of, diversion of management attention as a result of, and costs to cooperate with, litigate and/or resolve governmental investigations and our class action, product liability, contract and other legal proceedings,

•The possibility of failure to protect our intellectual property rights and the outcome of patent litigation,

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

International Markets

•Our dependency on international net sales to achieve growth, including in emerging markets,

•The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements,

•The impact on pricing due to national and regional tenders,

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

•The impact of changes in reimbursement practices and policies,

•The impact of significant developments or uncertainties stemming from changes in the U.S. government following presidential and congressional elections, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, particularly China,

•Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in product diversification and emerging markets such as Brazil, Russia, India and China,

•Our ability to execute and realize anticipated benefits from our investments in emerging markets, and

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

•The unfavorable resolution of open litigation matters, exposure to additional loss contingencies and legal provisions,

•The impact of examinations and assessments by domestic and international taxing authorities on our tax provisions, financial condition or results of operations,

•The possibility of counterparty default on our derivative financial instruments, and

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

ITEM 1A. RISK FACTORS
In addition to the other information contained in this Annual Report on Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the end of Item 1. Business of this Annual Report on Form 10-K. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations.
COVID-19 Risks
The ongoing global COVID-19 pandemic and related impacts are having an adverse effect on our operations, financial performance and cash flows. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our operations, financial performance and cash flows have been negatively impacted by the ongoing COVID-19 pandemic, and the challenging macroeconomic conditions caused by the pandemic, including, but not limited to, disruptions in economic activity, including procedures using our products, disruptions in global supply chains, labor markets, and significant volatility in price and availability of goods and services. These conditions and others may persist and worsen, leading to broader economic downturns, including another U.S. and global economic recession. Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, the pandemic’s impact on our results of operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our results of operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, vaccine mandates, transport and workforce pressures, and voluntary or mandated deferrals or postponements of elective procedures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the timing and pace of recovery when the COVID-19 pandemic subsides, which could be impacted by a number of factors, including limited provider capacity to perform procedures using our products that were deferred as a result of the pandemic.

The COVID-19 pandemic has subjected, and may continue to subject, our results of operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•Operations-related risks: Across our businesses, we have faced operational challenges from the need to protect employee health and safety. Some of these challenges include site shutdowns, workplace disruptions and restrictions on the movement of people, raw materials and goods, both at our facilities and at customers and suppliers'. We also experienced, and may continue experiencing, lower demand and volume for certain products and services, customer requests for payment deferrals or other contract modifications, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic that adversely impact our businesses. We are also experiencing increases in prices for, and shortages of, certain parts or components required to manufacture certain of our products. We expect that the longer the period of economic and global supply chain disruption continues, the more material the cumulative adverse impact will be on our business operations, financial performance and results of operations. Our ability to manufacture our products is highly dependent on our ability to maintain the safety and health of our employees. The ability of our employees to work may be significantly impacted by employees contracting or being exposed to COVID-19. Additionally, when economic recovery following the COVID-19 pandemic occurs, we may experience unpredictable increases in demand for certain products, which could exceed our capacity to meet such demand on a timely basis or at all, which could have a material adverse impact on our financial performance and results of operations.

•Customer-related risks: In particular, as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments have taken to quell the spread of COVID-19 and protect our customers, employees, and the patients receiving our products, we have experienced significant and unpredictable reductions in demand for certain of our products as health care customers re-prioritize the treatment of patients. In certain jurisdictions in the U.S., governmental authorities have recommended, and in certain cases required, that elective procedures be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of COVID-19. Further, staffing shortages within healthcare facilities, and resulting procedural delays, have and may continue to negatively impact demand for our products. These measures and challenges significantly reduced our net sales and could continue to do so in the future. Further, once the pandemic subsides, we anticipate there may be some continued reluctance upon the part of some patients to seek medical attention in a hospital setting. In addition, for the majority of patients who do seek appointments with physicians and surgeries to be performed at hospitals and ambulatory surgery centers relating to a variety of medical conditions, we anticipate there may be a substantial backlog. As a result, patients seeking to schedule or reschedule elective or deferrable procedures utilizing our products may have to navigate potentially limited healthcare provider capacity. We believe this on-going patient reluctance and potential healthcare provider capacity could continue to have an adverse effect on our net sales.

•Employee-related risks: The severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing, and difficult to predict, and we may have to take actions to reduce costs and preserve jobs, including reductions to salary and work hours, restructuring, layoffs and other measures, which may negatively impact our workforce and our business. These negative impacts could include inhibiting our ability to quickly respond to increased customer demand and to take advantage of more favorable economic and market conditions after the pandemic subsides as well as lower productivity and higher employee attrition. Additionally, the COVID-19 pandemic has given rise to conditions that have created a highly competitive environment for talent. Our ability to attract and retain key talent at all levels of our organization has been and could continue to be challenged by these conditions, and inability to attract and retain talent could result in material adverse impacts to our business and results of operations.

•Accounting-related risks: Generally accepted accounting principles and the related authoritative guidance are complex and involve subjective judgments. In particular, the accounting for revenue, inventory, goodwill, intangible assets, income taxes and other assets and liabilities requires reliance on forward looking estimates of sales and/or results of operations. Due to the uncertainty surrounding the COVID-19 pandemic, estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in this environment. Changes in the underlying estimates, assumptions or judgments could have a material adverse impact on our future results of operations and/or financial position.

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

As the COVID-19 pandemic continues to adversely affect our results of operations and/or financial position, it may also have the effect of heightening many of the other risks described in the risk factors in this Annual Report on Form 10-K. Further, the COVID-19 pandemic may also affect our results of operations and/or financial position in a manner that is not presently known to us or that we currently do not expect to present significant risks, particularly if the COVID-19 pandemic and its associated impacts reoccur in successive waves.

Market Risks
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device markets in which we participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies. Some of our competitors may have greater financial and marketing resources than we do, including as a result of consolidation among companies in our industry. Our primary competitors include Abbott Laboratories and Medtronic plc, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment or segments. We also face competition from non-medical device companies, including pharmaceutical companies and providers of various diagnostic tests, which may offer alternative therapies or diagnostics for disease states also amenable to treatment or diagnosis using our products. New competitors may emerge in the future, potentially including companies introducing new sales or distribution models to our industry or leveraging genomic robotic, navigation, and/or other automation technologies. Digital technologies have and may continue to increase in their applicability and importance to various aspects of our business, operating and competitive environments, R&D pipeline and product portfolio. We believe we will need to develop new and enhanced digital capabilities and competences in order to remain competitive.
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
We continue to experience pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, national and regional government tenders, economic pressures experienced by our customers, public perception of our products, and the impact of managed care organizations and other third-party payers. These and other factors may adversely impact market sizes, as well as our share of the markets in which we compete, the average selling prices for our products or medical procedure volumes. There can be no assurance that the size of the markets in which we compete will increase, that we will be able to hold or gain market share or compete effectively on the basis of price or that the number of procedures in which our products are used will increase. Decreases in market sizes or our market share and declines in average selling prices or procedural volumes could materially adversely affect our results of operations or financial condition.

Continued consolidation in the healthcare industry or additional governmental controls exerted over pricing and access in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
Numerous initiatives and reforms by legislators, regulators and third-party payers to curb the rising cost of healthcare, and to increase access to care, have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. Additionally, a growing number of countries have instituted or are contemplating introducing regional or national tender processes driven primarily by price. In some cases, such processes may favor local companies to multinational companies like Boston Scientific. In other instances, multinationals may be subject to a separate tender bidding process in which they compete only with each other and not with domestic companies. Further, in certain markets, the regulatory process through which new medical devices are approved may be faster and/or less burdensome for domestic companies compared to multinationals. As the healthcare industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, financial condition or results of operations.

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
International net sales accounted for 42 percent of our global net sales in 2021. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to our use of channel partners, geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in healthcare financing and payment systems and healthcare delivery systems, local product preferences and requirements, including preferences for local manufacturers, workforce instability, weaker intellectual property protection in certain countries than exists in the U.S. and longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
Our international operations are subject to established and developing legal and regulatory requirements for medical devices in each country in which our products are marketed and sold. Most foreign countries have medical device regulations. Further, most countries outside of the U.S. require product approvals be renewed or re-certified on a regular basis in order to continue to be marketed and sold there. In addition, several countries that previously did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded, or plan to expand, existing regulations, including requiring local clinical data in addition to global clinical data. These factors have caused or may cause us to experience more uncertainty, risk, expense and delay in obtaining approvals and commercializing products in certain jurisdictions, which could adversely impact our net sales, market share and operating profits from our international operations.
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

The US-China relationship will continue to shape the geopolitical stage, with uncertainty created by the change in administration and strategic direction, and difficult political conditions for major actions. Legislation aimed at boosting competitiveness of U.S. businesses may have unintended effects on our business. Ultimately, tariffs and other protectionist measures, as well as prolonged uncertainty, may have adverse effects on our ability to source and manufacture products in a timely and cost effective manner, thereby adversely affecting our business.

Lastly, sanctions and export restrictions are expected to proliferate, leading to greater uncertainty in emerging and growth markets. Notably the Russia-Ukraine crisis is expected to create barriers to doing business in Russia, as well as creating geopolitical shifts in Asia. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.
Credit and Financial Risks
If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or if we experience a disruption in our cash flows, it could have an adverse effect on our cost of borrowing, financial condition or results of operations.
As part of our strategy to maximize stockholder value, we use financial leverage to manage our cost of capital. Our outstanding debt balance was $9.065 billion as of December 31, 2021. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings could increase our cost of borrowing funds in the future and reduce our access to liquidity. Delays in our product development and new product launches could result in disruption in our cash flow or our ability to continue to effectively manage our debt levels could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit agreements contain a financial covenant that require us to maintain a minimum specified leverage ratio and place other limits on our business. If we are unable to satisfy this covenant, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all and we could be required to repay any borrowings on demand.
We may record future intangible asset impairment charges related to one or more of our global reporting units, which could materially adversely impact our results of operations.

We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. We assess goodwill for impairment at the reporting unit level. We also test our indefinite-lived intangible assets at least annually, or more frequently if impairment indicators are present, and we review intangible assets subject to amortization quarterly for impairment. In evaluating the potential for impairment, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates.
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
Uncertainty about global economic conditions, including those resulting from credit and sovereign debt issues, has caused and may continue to cause disruption in the financial markets, including diminished liquidity and credit availability. These conditions may adversely affect our suppliers, leading them to experience financial difficulties or be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products that they purchase on a timely basis, if at all. In addition, we have accounts receivable factoring programs in certain European and Asian countries. Deterioration of the global economy or increase in sovereign debt issues may impact our ability to transfer receivables to third parties in certain of those countries. Third parties, such as banks, offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding.
The strength and timing of economic recovery remains uncertain and there can be no assurance that there will not be further deterioration in the global economy. Accordingly, we cannot predict to what extent global economic conditions, including sovereign debt issues and increased focus on healthcare systems and costs in the U.S. and abroad, may continue to impact negatively our average selling prices, net sales and profit margins, procedural volumes and reimbursement rates from third party payers. In addition, conditions in the financial markets and other factors beyond our control may adversely affect our ability to borrow money in the credit markets, access the capital markets and obtain financing for mergers and acquisitions (M&A) or other general purposes.
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

Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices. These acquisitions, investments and alliances have been a significant source of our growth. We face competition for acquisitions from other healthcare and non-healthcare acquirers, financial sponsors, and from the market for Initial Public Offerings (IPOs). Some of our competitors in the medical device sector may have access to substantially greater amounts of cash than we do that could be deployed into M&A or strategic investments if they so choose. Strength in the market for IPOs may also reduce the opportunities available to us for M&A and/or cause us to need to pay higher prices. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business. Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size or nature. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including our ability to:

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

We may not realize the expected benefits from our restructuring and optimization initiatives, our long-term cost savings programs may result in an increase in short-term expenses and our efforts may lead to unintended consequences.
We monitor the dynamics of the economy, the healthcare industry and the markets in which we compete, and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people, which we believe is important to our long-term success. As a result of these assessments, we have undertaken restructuring and optimization initiatives to enhance our growth potential and position us for long-term success. In November 2018, we announced a restructuring initiative (the 2019 Restructuring Plan) intended to support our effort to improve operating performance and meet anticipated market demands by ensuring that we are appropriately structured and resourced to deliver sustainable value to patients and customers. Key activities under the 2019 Restructuring Plan include supply chain network optimization intended to maximize our global manufacturing and distribution network capacity and building functional capabilities that support business growth. These activities were initiated in 2019, with the majority of activity expected to be complete by the end of 2022, following a one-year extension approved by our Board of Directors on February 22, 2021. In addition, on February 22, 2022, the Company increased and our Board of Directors approved cost estimates to complete additional activities identified under the program. The 2019 Restructuring Plan is expected to result in total pre-tax charges of approximately $425 million to $525 million and reduce gross annual pre-tax expenses by approximately $250 million to $300 million by the end of 2023 as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, inability to attract or retain key personnel and reduced employee productivity, which could negatively affect our business, sales, financial condition and results of operations. Moreover, our restructuring and optimization initiatives result in charges and expenses some of which impact our operating results. We cannot guarantee that the activities under our restructuring plans or other optimization initiatives will result in the desired efficiencies and estimated cost savings.
Our future growth is dependent upon the development of new products and enhancement of existing products, which requires significant research and development, clinical trials and regulatory approvals, all of which may be very expensive and time-consuming and may not result in commercially viable products.
In order to develop new products and enhance existing products, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. The development of new products and enhancement of existing products requires significant investment in research and development, clinical trials and regulatory approvals. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products, complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, manufacture products in a cost-effective manner, obtain appropriate intellectual property protection for our products and gain and maintain market approval of our products. There can be no assurance that any products now in development or that we may seek to develop in the future will achieve technological feasibility, obtain regulatory approval or gain market acceptance. If we are unable to develop and launch new products and enhanced products, our ability to maintain or expand our market position in the markets in which we participate may be materially adversely impacted. Further, we are continuing to investigate and have completed several acquisitions that involve opportunities to further expand our presence in and diversify into, priority growth areas by accessing new products and technologies. There can be no assurance that our investments will be successful or that we will be able to access new products and technologies on terms favorable to us, or that these products and technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of new products and technologies or our decision to reduce or terminate our investments may adversely impact the contribution of these technologies to our future growth.
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

In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, we may be unable to transition to alternative internal or external resources or methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

Legal and Regulatory Risk Factors

Healthcare policy changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and policy influences are leading the healthcare industry to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments and healthcare delivery structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources and evidence necessary to demonstrate value to our customers, patients, payers and other stakeholders may be significant, and it may take a significant period of time to gain widespread adoption. Moreover, there can be no assurance that our strategies will succeed for every product.

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
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with the new Medical Device Regulation (MDR or EU MDR) effective May 2021 which supersedes the Medical Device Directives. Medical devices which have a valid CE Certificate to the current Directives (issued before May 2021) can continue to be sold until the earlier of May 2024 or when the CE Certificate expires, providing there are no significant changes to the design or intended use. The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•take a significant period of time,
•require the expenditure of substantial resources,
•involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,
•require changes to products and
•result in limitations on the indicated uses of products.

In addition, exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. due to differing regulatory requirements; however, other countries, such as China for example, require approval in the country of origin or legal manufacturer first. Most countries outside of the U.S. require that product approvals be renewed or recertified on a regular basis, generally every four to five years. The renewal or recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where renewal or recertification applications are required, they may need to be renewed and/or approved in order to continue selling our products in those countries. There can be no assurance that we will receive the required approvals for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability, or increase the time and cost, to obtain future approvals for our products.
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
We are subject to income taxes as well as non-income based taxes and tariffs, in the U.S. and numerous foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits to determine the appropriateness of our tax provision, and we have established contingency reserves for material, known tax exposures. However, the calculation of such tax exposures involves the application of complex tax laws and regulations in many jurisdictions, as well as interpretations as to the legality under European Union state aid rules of tax advantages granted in certain jurisdictions. Therefore, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition.
Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. The U.S. enacted the Tax Cuts and Jobs Act (TCJA) on December 22, 2017 and we expect the U.S. Treasury to issue future notices and regulations under the TCJA. Certain provisions of the TCJA and the regulations issued thereunder could have a significant impact on our future results of operations as could interpretations made by the Company in the absence of regulatory guidance and judicial interpretations. Additionally, the U.S. Congress has recently been debating changes to U.S. corporate income tax laws, including provisions that may alter the U.S. taxation of the profits of foreign subsidiary corporations. If ultimately enacted, these changes could have a material impact on our future effective tax rate.
The Group of Twenty (G20), the Organization for Economic Co-operation and Development (OECD), the European Commission (EC) and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD/G20 Inclusive Framework (IF) on base erosion and profit shifting (BEPS) includes actions intended to equip governments with domestic and international rules and instruments to address tax avoidance, ensuring that profits are taxed where economic activities generating the profits are performed and where value is created. The actions include a two-pillar solution to address the tax challenges of the digitalized economy, for which political agreement has been reached among 136 of the 140 members of the IF. In addition, individual countries are examining changes to how taxing rights should be allocated among countries considering the digital economy. Accordingly, the tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could have a material adverse effect on our business. Furthermore, changes in customs laws and regulations in the U.S. and various foreign jurisdictions could have a material impact on our results of operations or financial condition.
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

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations, strategic alliances, and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We own numerous U.S. and foreign patents and have numerous patent applications pending. We also are party to license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent applications will result in the issuance of patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid. In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming and no assurances can be made that any lawsuit will be successful. We are generally involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition or results of operations.

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
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

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

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.
Any failure to meet regulatory quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition and results of operations.
As a medical device manufacturer, we are required to register our establishments and list our devices with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA which may result in observations on Form 483 and in some cases warning letters that require corrective action. In the European Community, we are required to maintain certain International Standards Organization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. Many other countries in which we do business have similar requirements and other foreign governments or agencies may subject us to periodic inspections. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology (IT) systems, including technology from third party vendors, to process, transmit and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our IT systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. In addition, third parties have and may continue to attempt to hack into our products to obtain data relating to patients or disrupt performance of our products or to access our proprietary information and the technology from third party vendors that we rely upon may have defects or vulnerabilities which, in turn, create vulnerabilities or disruptions in our system. Cyber attacks continue to evolve in complexity and scope, and inherently may be difficult to detect. We have seen, and could continue to see, vulnerabilities, such as the Log4j vulnerability reported in December 2021, which could affect our systems and the systems of our third-party vendors and business partners. Any failure by us to maintain or protect our information technology systems, products and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations, or, in the worst case, could result in harm to patients. In addition, such attackers may make demands for ransom, which could result in financial loss, or, if we determine not to pay such ransom, other harm, loss, or misappropriation of our data and assets. Such failure, or demonstration of vulnerability to such failure, may also result in additional regulatory scrutiny. We also grow our company through acquisitions and may face risks associated with defects and vulnerabilities in their systems as we work to integrate the acquisitions into our IT system.

In the U.S., federal and state privacy and security laws require certain parts of our operations to protect the confidentiality of personal information including patient medical records and other health information, and to comply with other requirements with respect to personal data. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU and, the General Data Protection Regulation (GDPR) may impose fines of up to four percent of our global revenue. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We believe that we meet the expectations of applicable regulations and that the ongoing costs and impacts of ensuring compliance with such rules are not material to our business. However, there is no guarantee that we will avoid enforcement actions by governmental bodies or civil actions based on this growing body of regulations. Enforcement actions could be costly and interrupt regular operations of our business. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

Our business and operations are subject to risks related to climate change.
The effects of global climate change present risks to our business. Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, including manufacturing and distribution networks, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, customers, and other business partners, which could cause disruption in our business and operations or increase costs to operate our business. Additionally, increased environmental regulation, including to address climate change, may result in increases in our costs to operate our business or restrict certain aspects of our activities. The extent and severity of climate change impacts are unknown, and therefore, the scope of potential impact on our business may be difficult to predict and it may be difficult to adequately prepare.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our world headquarters is located in the U.S, in Marlborough, Massachusetts, with principal regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2021, we maintained 16 principal manufacturing facilities, including eight in the U.S. and Puerto Rico, three in Ireland, two in Costa Rica, one in Malaysia, one in Brazil and one in Switzerland, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions, and also perform research activities. Our products are distributed worldwide from primary customer fulfillment centers in Massachusetts, the Netherlands, and Japan. The following is a summary of our facilities as of December 31, 2021 (in approximate square feet):

	Owned(1)	Leased(2)	Total
U.S.	4,043,041	1,257,706	5,300,747
International	2,200,042	1,916,968	4,117,010
	6,243,083	3,174,674	9,417,757
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

ITEM 3. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-Kand incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common stock is traded is the New York Stock Exchange (NYSE) under the symbol “BSX.”
Holders of Record
As of January 31, 2022, there were 6,226 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2021, 2020 or 2019 on our common stock and currently we do not intend to pay cash dividends on our common stock. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report on Form 10-K for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On January 25, 2013, our Board of Directors approved, and on January 29, 2013, we announced, a program authorizing the repurchase of up to $1.000 billion of our common stock (2013 share repurchase program). In 2020, we repurchased approximately $535 million or 15.7 million shares of our common stock under the 2013 share repurchase program, which represented the full amount remaining under that authorization. On December 14, 2020, our Board of Directors approved, and we announced, a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 share repurchase program). We made no share repurchases in 2021 and, as of December 31, 2021, had the full $1.000 billion remaining available under the 2020 share repurchase program. Refer to Note L – Stockholders' Equity to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
There were no purchases of equity securities by the issuer or affiliated purchases in the fourth quarter of 2021, required to be reported here.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Healthcare Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2016 and that any dividends were reinvested.

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

ITEM 6. RESERVED
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Boston Scientific Corporation and its subsidiaries for the years ended December 31, 2021 and 2020. For a full understanding of our financial condition and results of operations, this discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
For additional information on our financial condition and results of operations for the year ended December 31, 2019, refer to our previously filed Annual Report on Form 10-K.
COVID-19 Pandemic

In December 2019, the novel strain of coronavirus (SARS-Cov-2), and its disease commonly known as COVID-19 (COVID-19), was reported in China and has since widely impacted the global public health and economic environment. In March 2020, the World Health Organization declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). While the majority of procedures using our products are deferrable, most of the conditions that we treat are generally fairly acute and cannot be deferred for extended periods. As the pandemic spread worldwide, many elective and semi-emergent procedures have been postponed, particularly during the second half of 2020 and first half of 2021, enabling hospital staff to focus critical resources on caring for COVID-19 patients.

Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences continue to be uncertain, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Procedural delays from the further resurgence of COVID-19 infections and the emergence of new, more contagious variant strains of COVID-19, as well as staffing shortages within healthcare facilities, have and may continue to negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales. In addition, conditions created by the COVID-19 pandemic, the economic recovery that has followed in many areas and other macroeconomic factors have led to a challenging labor market in which we compete, which affects our ability to retain and attract new talent as well as put inflationary pressure on certain operational costs due to wage increases. Further, we face and may continue to face, increases in the cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints within the global supply chain, as well as increases in the cost and time to distribute our products.

We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of the COVID-19 pandemic, our global crisis management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees, leveraging work from home infrastructure to facilitate social distancing and accelerating capabilities to provide remote physician support. We will continue to be guided by our values and mission and monitor our return-to-office strategy based on science and data for the health and safety of our employees. While we expect the COVID-19 pandemic will continue to negatively impact our performance to an extent, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

Executive Summary
Financial Highlights and Trends

In 2021, we generated net sales of $11.888 billion, as compared to $9.913 billion in 2020. This increase of $1.975 billion, or 19.9 percent, included operational growth of 18.7 percent and the positive impact of 130 basis points from foreign currency fluctuations.1 Operational net sales included $212 million in 2021 associated with our acquisitions of Preventice Solutions, Inc. (Preventice), Farapulse, Inc. (Farapulse) and the global surgical business of Lumenis, LTD (Lumenis), for which there were no prior period net sales. Operational net sales also included $202 million in 2020 associated with our intrauterine health franchise and the Specialty Pharmaceuticals business, divested in the second quarter of 2020 and first quarter of 2021, respectively. The increase in our net sales was primarily driven by the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant impact on our net sales. Refer to the Business and Market Overview section for further discussion of our net sales by global business.

Our reported net income available to common stockholders in 2021 was $985 million, or $0.69 per diluted share. Our reported results for 2021 included certain charges and/or credits totaling $1.351 billion (after-tax), or $0.94 per diluted share. Excluding these items, adjusted net income available to common stockholders for 2021 was $2.336 billion, or $1.63 per diluted share.1,2

Our reported net loss available to common stockholders in 2020 was $115 million, or $0.08 per diluted share. Our reported results for 2020 included certain charges and/or credits totaling $1.492 billion (after-tax), or $1.04 per diluted share. Excluding these items, adjusted net income for 2020 was $1.378 billion, or $0.96 per diluted share.1,2

1 Operational net sales growth rates, which exclude the impact of foreign currency fluctuations and adjusted measures, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.
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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(3)
Reported	$1,076	$36	$1,041	$(55)	$985	$0.69
Non-GAAP adjustments:
Amortization expense	741	(65)	676	—	676	0.47
Goodwill and other intangible asset impairment charges	370	(51)	318	—	318	0.22
Acquisition/divestiture-related net charges (credits)	(450)	(2)	(453)	—	(453)	(0.32)
Restructuring and restructuring-related net charges (credits)	191	(22)	169	—	169	0.12
Litigation-related net charges (credits)	430	(98)	331	—	331	0.23
Investment portfolio net losses (gains)	181	(43)	137	—	137	0.10
European Union (EU) Medical device regulation (MDR) implementation costs	49	(4)	45	—	45	0.03
Deferred tax expenses (benefits)	—	132	132	—	132	0.09
Discrete tax items	—	(5)	(5)	—	(5)	(0.00)
Adjusted	$2,587	$196	$2,391	$(55)	$2,336	$1.63
(3) For 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating GAAP Net income (loss) available to common stockholders.

	Year Ended December 31, 2020
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(4)
Reported	$(79)	$2	$(82)	$(33)	$(115)	$(0.08)
Non-GAAP adjustments:
Amortization expense	789	(88)	701	—	701	0.49
Goodwill and other intangible asset impairment charges	533	(68)	465	—	465	0.32
Acquisition/divestiture-related net charges (credits)	196	(81)	115	—	115	0.08
Restructuring and restructuring-related net charges (credits)	171	(25)	146	—	146	0.10
Litigation-related net charges (credits)	278	(17)	261	—	261	0.18
Investment portfolio net losses (gains)	(429)	98	(331)	—	(331)	(0.23)
European Union (EU) Medical device regulation (MDR) implementation costs	29	(3)	25	—	25	0.02
Deferred tax expenses (benefits)	—	41	41	—	41	0.03
Discrete tax items	—	69	69	—	69	0.05
Adjusted	$1,488	$77	$1,411	$(33)	$1,378	0.96
(4) For 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating GAAP Net income (loss) available to common stockholders. We have assumed dilution of 13.8 million common stock equivalents related to employee stock options for all or a portion of the non-GAAP adjustments, which were anti-dilutive for GAAP purposes due to our Net loss position.

Business and Market Overview

The following section describes our results of operations by reportable segment and business unit. For additional information on our businesses and their product offerings, see Item 1. Business of this Annual Report on Form 10-K.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies. Our net sales of Endoscopy products of $2.141 billion represented 18 percent of our consolidated net sales in 2021. Our Endoscopy net sales increased $361 million, or 20.3 percent, in 2021, as compared to 2020. This increase included operational net sales growth of 18.9 percent and the positive impact of 130 basis points from foreign currency fluctuations, as compared to 2020. These year-over-year changes were primarily driven by our biliary, single-use imaging, hemostasis and infection prevention franchises due to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a significant negative impact on our net sales.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products of $1.583 billion represented 13 percent of our consolidated net sales in 2021. Urology and Pelvic Health net sales increased $297 million, or 23.1 percent, in 2021, as compared to 2020. This increase included operational net sales growth of 22.1 percent and the positive impact of 100 basis points from foreign currency fluctuations, as compared to 2020.

Operational net sales growth included organic net sales growth of 19.2 percent in 2021 and the net positive impact of 280 basis points due to our Lumenis, LTD. (Lumenis) acquisition less the impact of the divestiture of the Intrauterine Health business in the second quarter of 2020. In the third quarter of 2021, we completed the acquisition of the global surgical business of Lumenis, a privately-held company that develops and commercializes energy-based medical solutions, including innovative laser systems, fibers and accessories used for urology and otolaryngology procedures. Organic net sales growth was driven by our stone management and prostate health franchises and prosthetic urology franchise due to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a significant negative impact on our net sales.

Rhythm and Neuro

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our net sales of CRM products of $2.019 billion represented 17 percent of our consolidated net sales in 2021. Our net sales of CRM products increased $315 million, or 18.5 percent, in 2021, as compared to 2020. This increase included operational net sales growth of 17.1 percent and the positive impact of 140 basis points from foreign currency fluctuations, as compared to 2020.

Operational net sales growth included organic net sales growth of 7.7 percent in 2021 and the positive impact of 950 basis points from the acquisition of Preventice Solutions, adding to our CRM business a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. Organic sales growth was attributable to our defibrillator and pacemaker franchises, due to the recovery of semi-emergent and emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a significant negative impact on our net sales, as well as our cardiac diagnostics franchise, led by our ICM system.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our net sales of Electrophysiology products of $365 million represented three percent of our consolidated net sales in 2021. Our Electrophysiology net sales increased $79 million, or 27.4 percent, in 2021, as compared to 2020. This increase included operational net sales growth of 25.8 percent and the positive impact of 160 basis points from foreign currency fluctuations, as compared to 2020. Operational net sales growth was primarily driven by the recovery of elective procedure volumes compared to the prior year when the COVID-19 pandemic had a significant negative impact on our net sales, as well as the success of our ongoing POLARx™ Cryoablation System and Stablepoint Force-Sensing Catheter international launches in Europe and Japan.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products of $909 million represented eight percent of our consolidated net sales in 2021. Neuromodulation net sales increased $148 million, or 19.5 percent, in 2021, as compared to 2020. This increase included operational net sales growth of 18.6 percent and the positive impact of 90 basis points from foreign currency fluctuations, as compared to 2020.

Operational net sales growth was primarily driven by our spinal cord stimulation (SCS) systems, led by our next generation WaveWriter Alpha™ SCS System and our deep brain stimulation (DBS) systems, including our Vercise Genus™ DBS System, due to the recovery of elective procedure volumes in the first half of 2021 compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales. During the second half of 2021, procedure volumes continued to be negatively impacted by the COVID-19 pandemic due to their elective nature.

Cardiovascular

Interventional Cardiology

Our Interventional Cardiology business develops and manufactures technologies for diagnosing and treating coronary artery disease and structural heart conditions. Our net sales of Interventional Cardiology products of $3.038 billion represented 26 percent of our consolidated net sales in 2021. Our Interventional Cardiology net sales increased $739 million, or 32.2 percent, in 2021, as compared to 2020. This increase included operational net sales growth of 30.7 percent and the positive impact of 150 basis points from foreign currency fluctuations, as compared to 2020.

Operational net sales growth was driven by our WATCHMAN FLX™ Left Atrial Appendage Closure (LAAC) Device, our percutaneous coronary intervention guidance (PCIG) franchise, our complex PCI product offerings, and our drug-eluting stent (DES) systems due to the recovery of procedure volumes compared to the prior year when the COVID-19 pandemic had a significant negative impact on our net sales. In addition, growth was positively impacted by $179 million in reserves recorded in the second half of 2020 primarily related to our conversion to a consignment inventory model for our LAAC franchise with the launch of our WATCHMAN FLX™ Device in the U.S. These increases were partially offset by the discontinuation of our LOTUS Edge™ Aortic Value System in the fourth quarter of 2020, general price declines associated with our DES systems and the unfavorable impact of China tender pricing on both DES systems and balloon catheter net sales following a reduction in prices in the first quarter of 2021.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. In the third quarter of 2019, we completed the acquisition of BTG plc (BTG). We integrated BTG's Interventional Medicine (IM) portfolio into our Peripheral Interventions division, adding complementary technologies in the areas of venous disease and interventional oncology. Our net sales of Peripheral Interventions products of $1.820 billion represented 15 percent of our consolidated net sales in 2021. Our Peripheral Interventions net sales increased $243 million, or 15.4 percent, in 2021, as compared to 2020. This increase included operational net sales growth of 14.2 percent and the positive impact of 120 basis points from foreign currency fluctuations, as compared to 2020.

Operational net sales growth was primarily driven by the Interventional Oncology franchise, including our TheraSphere™ Y-90 Radioactive Glass Microspheres, which received U.S. Food and Drug Administration approval in the first quarter of 2021 after 20 years as a humanitarian exemption (HDE) device. In addition, growth was driven by our drug-eluting portfolio, including the Eluvia™ Drug-Eluting Stent and Ranger™ Drug-Coated Balloon due to the recovery of procedure volumes compared to the prior year when the COVID-19 pandemic had a significant negative impact on our net sales, as well as continued worldwide commercial execution and adoption in recently approved countries. In the first quarter of 2021, we received approval from Japan's Ministry of Health, Labor and Welfare (MHLW) for Ranger™ and initiated a full launch.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Emerging Markets

As part of our strategic imperative to drive global expansion, described in Item 1. Business of this Annual Report on Form 10-K, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. We have increased our investment in infrastructure in these countries in order to maximize opportunities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. We have revised prior period amounts to conform to the current year's presentation. Our Emerging Markets net sales represented 12 percent of our consolidated net sales in 2021 and 11 percent in 2020. In 2021, our Emerging Markets net sales grew 25.5 percent on a reported basis including operational net sales growth of 22.3 percent and the positive impact of 320 basis points from foreign currency fluctuations, as compared to 2020. Operational net sales growth was driven primarily by our net sales in China, which have largely recovered from the impact of the COVID-19 pandemic on procedural volumes.

Results of Operations
Net Sales
The following table provides our net sales by business and the relative change in growth on a reported basis:

	Year Ended December 31,			2021 versus 2020	2020 versus 2019
(in millions)	2021	2020	2019
Endoscopy	$2,141	$1,780	$1,894	20.3%	(6.0)%
Urology and Pelvic Health	1,583	1,286	1,413	23.1%	(9.0)%
MedSurg	3,724	3,066	3,307	21.4%	(7.3)%
Cardiac Rhythm Management	2,019	1,704	1,939	18.5%	(12.1)%
Electrophysiology	365	287	329	27.4%	(12.8)%
Neuromodulation	909	761	873	19.5%	(12.8)%
Rhythm and Neuro	3,293	2,752	3,140	19.7%	(12.4)%
Interventional Cardiology	3,038	2,299	2,816	32.2%	(18.4)%
Peripheral Interventions	1,820	1,577	1,392	15.4%	13.3%
Cardiovascular	4,858	3,876	4,208	25.3%	(7.9)%
Medical Devices	11,875	9,694	10,654	22.5%	(9.0)%
Specialty Pharmaceuticals(5)	13	219	81	(93.9)%	169.2%
Net Sales	$11,888	$9,913	$10,735	19.9%	(7.7)%
(5) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Refer to Executive Summary for further discussion of our net sales and a comparison of our 2021 and 2020 net sales.

In 2020, we generated net sales of $9.913 billion, as compared to $10.735 billion in 2019. This decrease of $823 million, or 7.7 percent, included operational declines of 7.8 percent and the positive impact of 10 basis points from foreign currency fluctuations. Operational net sales included $413 million in 2020 associated with our acquisition of Vertiflex, Inc. (Vertiflex) for the period prior to June 2020 and our acquisition of BTG plc (BTG) for the period prior to mid-August 2020, for both of which there were no prior period net sales. Operational net sales also included $41 million in 2019 associated with our global embolic microspheres portfolio, for which there were no comparable period sales in 2020 following our divestiture in the third quarter of 2019, and our intra-uterine health business, for which there were no comparable period sales in 2020 following our divestiture in the second quarter of 2020.

Gross Profit
Our gross profit was $8.177 billion in 2021 and $6.448 billion in 2020. As a percentage of net sales, our gross profit increased to 68.8 percent in 2021, as compared to 65.0 percent in 2020. The following is a rollforward of our gross profit margins and a description of the drivers of the change from period to period:

Gross Profit Margin
Year Ended December 31, 2019	71.0%
Sales pricing, volume and mix	(1.4)%
Abnormal production variances	(1.5)%
WATCHMAN FLX™ transition	(0.5)%
LOTUS Edge™ discontinuation	(1.2)%
Inventory step-up amortization	(0.6)%
Net impact of foreign currency fluctuations	0.2%
All other, including other period expense	(1.0)%
Year Ended December 31, 2020	65.0%
Sales pricing, volume and mix	1.2%
Prior year abnormal production variances	1.3%
Prior year LOTUS Edge™ discontinuation	0.9%
Net impact of foreign currency fluctuations	(0.3)%
All other, including other period expense	0.7%
Year Ended December 31, 2021	68.8%

The primary factors contributing to the increase in our gross profit margin for 2021 as compared to 2020 were higher sales volumes and favorable product mix associated with the resumption of the procedures using higher-margin products following reduced elective procedure volumes due to the COVID-19 pandemic. In addition, our gross profit margin in 2020 was negatively impacted by abnormal production variances attributable to manufacturing plant shut-downs, inventory charges related to the discontinuation of our LOTUS platform and sales return reserves due to our WATCHMAN FLX™ consignment conversion. These improvements were partially offset by price declines related primarily to sales of our coronary drug-eluting stent systems and foreign currency fluctuations. In addition, macro-environment factors have negatively impacted our gross profit margin, including the cost of operating manufacturing plants with COVID-19 specific health and safety measures and increases in costs of certain raw materials, direct labor and freight. We expect our gross margin to continue to be negatively impacted in 2022 while these factors persist.

A significant factor contributing to the decrease in our gross profit margin for 2020 as compared to 2019 was manufacturing costs of $149 million associated with abnormally low production levels resulting from manufacturing plant shutdowns and reduced operations. In addition, we recorded $119 million of inventory charges associated with the global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System and discontinuation of the LOTUS platform. Our gross margin was further negatively impacted in 2020 due to our conversion to a consignment inventory model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device. In addition, the unfavorable product mix due to the deferral of procedures using higher-margin products, price declines related primarily to sales of our coronary drug-eluting stent products, excess and obsolete inventory charges due to lower forecasted demand for certain of our products as well as the amortization of the inventory fair value step up recorded in connection with our acquisition of BTG contributed to a decrease in gross margin.

EU MDR Implementation Costs

The European Union Medical Device Regulation (EU MDR) replaced the existing European Medical Devices Directive (MDD) regulatory framework, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021).

We consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, certain incremental costs specific to complying with EU MDR for previously registered products are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance. We began our implementation efforts in late 2019 and incurred associated expenses of $83 million in 2021 and $51 million in 2020. We expect to incur total expenses of approximately $250 million to $300 million over the five year implementation period, which will be recorded primarily within Cost of products sold.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2021		2020		2019
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$4,359	36.7%	$3,787	38.2%	$3,941	36.7%
Research and development expenses	1,204	10.1%	1,143	11.5%	1,174	10.9%
Royalty expense	49	0.4%	45	0.5%	65	0.6%

Selling, General and Administrative (SG&A) Expenses

In 2021, our SG&A expenses increased $572 million, or 15 percent, as compared to 2020 and were 150 basis points lower as a percentage of net sales. The increase in SG&A expenses was due primarily to higher selling costs driven by higher global net sales and the targeted lifting of spending controls implemented in 2020 in response to the escalating COVID-19 pandemic. In addition, SG&A expenses in 2021 were further impacted by higher restructuring-related spend and acquisition-related costs.

In 2020, our SG&A expenses decreased $154 million, or 4 percent, as compared to 2019 and were 150 basis points higher as a percentage of net sales. The decrease in SG&A expenses was primarily due to our efforts to reduce expenditures to minimize the impact of the COVID-19 pandemic on our results of operations. We implemented several cost reduction initiatives, including decreases in travel, meetings and customer events, hiring and other variable spending. We also implemented a temporary four-day work week for many employees globally and reduced employee compensation.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses. In 2021, our R&D expenses increased $61 million, or 5 percent, as compared to 2020, and were 140 basis points lower as a percentage of net sales. We expect to continue to make investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

In 2020, our R&D expenses decreased $31 million, or 3 percent, as compared to 2019, and were 60 basis points higher as a percentage of sales as a result of investments across our businesses.

Royalty Expense

In 2021, our Royalty expense increased $3 million, or 8 percent, as compared to 2020 and was 10 basis points lower as a percentage of net sales primarily due to global net sales growth in 2021.

In 2020, our Royalty expense decreased $20 million, or 31 percent, as compared to 2019 and was 10 basis points lower as a percentage of net sales. The decrease relates primarily to the expiration of certain royalty agreements.

Other Operating Expenses
The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance, refer to Additional Information for a further description of certain operating expenses:

	Year Ended December 31,
(in millions)	2021	2020	2019
Amortization expense	$741	$789	$699
Goodwill impairment charges	—	73	—
Intangible asset impairment charges	370	460	105
Contingent consideration net expense (benefit)	(136)	(100)	(35)
Restructuring charges (credits)	40	52	38
Litigation-related net charges (credits)	430	278	115
Gain on disposal of businesses and assets	(78)	—	—

Amortization Expense

In 2021, our Amortization expense decreased $48 million, or 6 percent, as compared to 2020. The decrease was driven by the divestiture of the Specialty Pharmaceuticals business partially offset by the addition of amortizable intangible assets associated with our recent acquisitions. In 2020, our Amortization expense increased $90 million, or 13 percent, as compared to 2019. The increase was driven by an increase in the balance of amortizable intangible assets due to acquisitions, including BTG.

Goodwill Impairment Charges

In 2021, we did not record any Goodwill impairment charges. In 2020, we recorded Goodwill impairment charges of $73 million related to the execution of a definitive agreement to sell our Specialty Pharmaceuticals business. Refer to Note A – Significant Accounting Policies to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information and Critical Accounting Estimates for a discussion of key assumptions used in our goodwill impairment testing and future events that could have a negative impact on the recoverability of our goodwill.

Intangible Asset Impairment Charges

In 2021, our Intangible asset impairment charges were $370 million, primarily associated with intangible assets established in connection with our acquisitions of Millipede, Inc. and VENITI, Inc. In 2020, our Intangible asset impairment charges were $460 million, primarily associated with intangible assets established in connection with our acquisitions of Sadra Medical, Inc., Apama Medical Inc. and nVision Medical Corporation (nVision). Each of these impairment charges were recorded following management’s decision to cancel the programs due to the length of time, and remaining cost, to complete and commercialize the technology; the cost to remediate quality issues; or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

Refer to Critical Accounting Estimates for a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net benefits of $136 million and $100 million in 2021 and 2020, respectively. The net benefits related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, in the case of Millipede and nVision, for milestones that would not be achieved due to management's discontinuation of the associated R&D program. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details related to our contingent consideration arrangements.

Restructuring Net Charges (Credits)

In November 2018, our Board of Directors approved, and we committed to, a global restructuring program (the 2019 Restructuring Plan). In addition, on February 22, 2022, we increased and our Board of Directors approved cost estimates to complete additional activities identified under the program. The 2019 Restructuring Plan is expected to result in total pre-tax charges of approximately $425 million to $525 million and approximately $375 million to $475 million of these charges are expected to result in cash outlays. We expect the majority of activity associated with our 2019 Restructuring Plan to be substantially complete by the end of 2022. A substantial portion of the savings are being reinvested in strategic growth initiatives.

Total restructuring and restructuring-related net charges pursuant to this program were $172 million in 2021 and $116 million in 2020. In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS™ Valve platform. We recorded restructuring and restructuring-related net charges associated with the product discontinuation of $20 million in 2021 and $55 million in 2020. The restructuring activities were completed in 2021 and resulted in total pre-tax restructuring and restructuring-related net charges of approximately $80 million. See Note H – Restructuring-related Activities to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details on our restructuring plans.

Litigation-related Net Charges (Credits)

We recorded litigation-related net charges of $430 million in 2021, primarily related to ongoing litigation associated with our transvaginal surgical mesh products principally in the U.S. and Australia, as well as anticipated legal fees to defend certain other legal matters. We increased the accrual associated with transvaginal mesh claims to account for increased settlement and litigation activity related to the remaining cases and claims we face, our revision of the per-case settlement amount for these cases based on recent settlement and litigation activity and changes to our expectations regarding the rate of incoming cases and claims.

We recorded litigation-related net charges of $278 million in 2020, primarily related to transvaginal surgical mesh product litigation, inclusive of a reserve related to claims made by a coalition of state attorneys general, which has since been settled.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit agreements. Refer to Note K – Commitments and Contingencies to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional discussion of our material legal proceedings.

Gain on disposal of businesses and assets

We recorded Gains on disposal of businesses and assets of $78 million in 2021. The gain related primarily to the sale of certain intellectual property, as well as subsequent adjustments associated with the divestitures of our global embolic microspheres business in 2019, our intrauterine health business in 2020, and Specialty Pharmaceutical business in 2021. We did not record any Gains (losses) on disposal of businesses and assets in 2020.
Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Year Ended December 31,
	2021	2020	2019
Interest expense	$(341)	$(361)	$(473)
Weighted average borrowing rate	3.6%	3.6%	4.8%
Interest expense decreased and our average borrowing rate remained flat in 2021, as compared to the prior year, primarily due to refinancing short-term, floating rate debt to long-term fixed rate senior notes during the second quarter of 2020 as well as a lower balance of outstanding debt, due to prepayments made in the fourth quarter of 2020. Interest expense and our average borrowing rate decreased in 2020, as compared to 2019, primarily due to our euro-denominated senior notes offering in

November 2019, which carry lower interest rates than the senior notes we partially repaid with proceeds from the offering. In addition, in 2019, we incurred debt extinguishment charges of $86 million presented in Interest expense in our consolidated statements of operations associated with repayments of debt using proceeds from our November 2019 offering. Refer to Liquidity and Capital Resources in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note E – Hedging Activities and Fair Value Measurements and Note F – Contractual Obligations and Commitments to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our debt obligations.
Other, net
The following are the components of Other, net:

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest income	$4	$3	$30
Net foreign currency gain (loss)	(27)	(32)	(358)
Net gains (losses) on investments	250	383	(30)
Other income (expense), net	(9)	7	(1)
	$218	$362	$(358)

In 2021, in connection with our acquisitions of Farapulse, Preventice and Devoro Medical, Inc. we remeasured the fair value of our previously-held interests in the acquired companies, which resulted in $475 million of gains recognized in Other, net. In addition, we recorded a loss of $178 million in 2021, and a gain of $363 million in 2020 on our investment in Pulmonx Corporation (Pulmonx) presented in Other, net associated with the remeasurement of our investment to fair value based on observable market prices, as well as the disposition of our remaining ownership.

The gains on previously held interests are included within Acquisition/divestiture-related net charges (credits) and the Pulmonx net gain (loss) is included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2021	2020	2019
Reported tax rate	3.3%	2.9%	(584.0)%
Impact of certain receipts/charges(1)	13.0%	8.3%	594.2%
	16.3%	11.2%	10.2%
(1)    These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2021, as compared to 2020, relates primarily to the jurisdictional mix of earnings and the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, as well as certain discrete tax items primarily related to the resolution of an Internal Revenue Service (IRS) audit, as explained below, tax windfall benefits associated with share-based payments, and impacts of the Coronavirus Aid, Relief and Economic Security (CARES) Act, enacted on March 27, 2020.

In 2020, we received notification from the IRS regarding the examination of our 2014 through 2016 tax years stating that the Joint Committee on Taxation completed its review, and the IRS examination was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $91 million to release the reserves related to these years. We received a refund of $62 million from the IRS reflecting the net balance of amounts owed to us by the IRS after consideration of tax and interest due for these years.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the CARES Act was signed into law on March 27, 2020 and provided an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we did not apply for government loans, we took advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments.

See Note J – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details on our tax rate.

Liquidity and Capital Resources

Based on our current business plan, we believe our existing balance of Cash and cash equivalents, future cash generated from operations, access to capital markets and existing credit facilities will be sufficient to fund our operations, invest in our infrastructure, pay our legal-related liabilities, pay taxes due, service and repay our existing debt and fund possible acquisitions for the next 12 months and for the foreseeable future. On February 14, 2022, we funded the acquisition of Baylis Medical Company, Inc. for $1.750 billion using cash on hand. Please refer to Contractual Obligations and Commitments below for additional details on our future payment obligations and commitments.

In 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2021 or December 31, 2020

In 2020, due to the uncertainty of the impact of the COVID-19 pandemic on our business, we took proactive steps to reduce costs and ensure we remained in a strong position to support customers and patients as healthcare systems recovered and elective and semi-emergent procedures resumed. These actions included taking steps to manage outstanding borrowings and increase available liquidity, preemptively amending our financial covenant requirement for our outstanding credit arrangements, implementing significant cost reductions and slowing planned capital expenditures. We also created a cross-functional strategic cash management team to take appropriate actions to ensure we continue to optimize funds to execute our core mission.

As of December 31, 2021, we had $1.925 billion of unrestricted Cash and cash equivalents on hand, comprised of $1.632 billion invested in money market funds and time deposits and $293 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer. As of December 31, 2021, we had no commercial paper debt outstanding, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following provides a summary and description of our net cash inflows (outflows):

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash provided by (used for) operating activities	$1,870	$1,508	$1,836
Cash provided by (used for) investing activities	(1,597)	(411)	(5,041)
Cash provided by (used for) financing activities	(95)	293	2,973

Operating Activities
In 2021, cash provided by operating activities increased $362 million, as compared to 2020. This increase was primarily due to comparatively higher net sales and operating income compared to the same period in the prior year. In 2020, cash provided by operating activities decreased $328 million, as compared to 2019. This decrease was primarily due to revenue declines resulting from the COVID-19 pandemic, partially offset by implementation of spend controls. In addition, included in 2020 was a settlement payment related to litigation with Channel Medsystems, Inc., whereas 2019 included a litigation-related receipt of $180 million from Edwards Lifesciences Corporation.
Investing Activities
In 2021, cash used for investing activities primarily included payments for acquisitions of $2.258 billion and Purchases of property, plant and equipment and internal use software of $554 million partially offset by proceeds of $826 million from the divestiture of the Specialty Pharmaceuticals business, net Proceeds from investments and acquisitions of certain technologies of $279 million and Proceeds from royalty rights of $82 million.
In 2020, cash used for investing activities primarily included Purchases of property, plant and equipment and internal use software of $376 million, Payments for investments and acquisitions of certain technologies of $146 million, partially offset by Proceeds from royalty rights of $87 million.
Financing Activities
In 2021, cash used by financing activities primarily included Payments for royalty rights of $85 million and Cash dividends paid on preferred stock of $55 million partially offset by Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans of $110 million.
In 2020, our cash flows provided by financing activities reflect issuances and repayments of debt, including our senior notes, term loans, commercial paper program and 2021 Revolving Credit Facility as well as net proceeds from issuances of our common stock and preferred stock in connection with public offerings, Payments for repurchase of common stock and Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans as discussed in Note L – Stockholders' Equity to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
In addition, our financing activities included Payment of contingent consideration previously established in purchase accounting of $15 million in 2021 and $49 million in 2020 and Payments for royalty rights of $85 million in 2021 and $97 million in 2020.
Our liquidity plans are subject to a number of risks and uncertainties, including those described in Item 1A. Risk Factors of this Annual Report on Form 10-K, some of which are outside our control. Macroeconomic conditions, adverse tax and litigation matter outcomes and other risks and uncertainties could limit our ability to successfully execute our business plans and adversely affect our liquidity plans.

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	December 31, 2021	December 31, 2020
Current debt obligations	$261	$13
Long-term debt	8,804	$9,130
Total debt	$9,065	$9,143

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	December 31, 2021	December 31, 2020
Fixed-rate debt instruments	$9,048	$9,123
Variable rate debt instruments	17	20
Total debt	$9,065	$9,143

As of and through December 31, 2021, we were in compliance with the financial covenant required by the credit facilities described above. For additional details related to our debt obligations, including our financial covenant requirements, refer to Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
In addition, during 2021 we received $110 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $111 million in 2020. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. Stock-based compensation expense related to our stock ownership plans was $194 million in 2021 and $170 million in 2020. Stock-based compensation expense varies from period to period based upon, among other factors, the timing, number and fair value of awards granted during the period, forfeiture levels related to unvested awards and employee contributions to our employee stock purchase plan, as well as the retirement eligibility of stock award recipients.
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
We did not repurchase any shares of our common stock during 2021 and as of December 31, 2021, we had the full amount remaining available under the 2020 share repurchase program. There were approximately 263 million shares in treasury as of December 31, 2021 and 263 million shares in treasury as of December 31, 2020.

Contractual Obligations and Commitments

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Debt obligations(1)	$250	$244	$850	$1,023	$850	$5,905	$9,121
Interest payments(2)	325	321	296	267	234	2,232	3,676
Lease obligations	86	69	56	49	40	228	528
Purchase obligations(2)	631	82	58	31	11	—	812
Legal reserves(3)	264	—	—	—	—	—	264
One-time transition tax	40	75	100	125	—	—	340
	$1,597	$791	$1,360	$1,495	$1,135	$8,365	$14,741

(1) Debt obligations are comprised of our senior notes outstanding as of December 31, 2021. This does not include unamortized debt issuance discounts, deferred financing costs and gain on fair value hedges or finance lease obligations. Refer to Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report for additional information.
(2) In accordance with U.S. GAAP, these obligations relate primarily to expenses associated with future periods and, with the exception of $83 million of accrued interest, are not reflected in our consolidated balance sheet as of December 31, 2021. Interest payments included above are calculated based on rates and required fees applicable to our outstanding debt obligations as of December 31, 2021 described in Note F – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report. Interest payments above do not include interest on variable rate debt instruments.
(3)    Timing of payment for our long-term liability for legal matters that are probable and estimable of $284 million is uncertain and as such it is excluded from the table above. Refer to Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

The amounts in the table above with respect to purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business.

The table above does not include:

•Any future obligations to make payments of contingent consideration pursuant to certain of our acquisition agreements, due to the exact amount and timing of payments being uncertain. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Adjustments to increase our estimated one-time transition tax totaling $91 million, which are pending review by the U.S. Internal Revenue Service (IRS), and unrecognized tax benefits, accrued interest and penalties and other related items totaling $103 million because the timing of their future cash settlement is uncertain. Refer to Note J – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•With certain of our acquisitions, we acquired IPR&D projects that require future funding to complete. We estimate that the total remaining cost to complete acquired IPR&D projects is between $40 million and $50 million. Net cash inflows from the projects currently in development are expected to continue through 2039, following the respective launches of these technologies in the U.S., Europe and Japan. Certain of our acquisitions also involve the potential payment of contingent consideration, but the timing and amounts are uncertain. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Holders of our MCPS will be entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations, and

•On February 14, 2022, we completed our acquisition of Baylis Medical Company Inc. (Baylis Medical) for an upfront cash payment of $1.750 billion. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
Legal Matters

For a discussion of our material legal proceedings see Note K – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
See Note A – Significant Accounting Policies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information related to our accounting policies and our consideration of these critical accounting areas.

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
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or adjustment to the remaining useful life. If we determine it is more likely than not that the asset is impaired based on our qualitative assessment of impairment indicators, we test the intangible asset for recoverability. If the carrying value of the intangible asset is determined not recoverable, we will write the carrying value down to fair value in the period the impairment is identified. We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. The use of alternative assumptions, including estimated cash flows, discount rates and alternative estimated remaining useful lives could result in different calculations of impairment.
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

In 2021, we utilized the quantitative assessment approach to test all of our reporting units. In addition, we assessed recent events, including the COVID-19 pandemic, as well as changes in macroeconomic factors, industry and market conditions, overall financial performance and other entity-specific factors. After assessing the totality of events, when performing our annual goodwill impairment test, we determined that it was more likely than not that the fair value of each of our reporting units had sufficient excess over its carrying value, and concluded that goodwill was not impaired or at risk of impairment.

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

In performing annual impairment assessments, when a quantitative test is performed, we typically use only the income approach, specifically the Discounted Cash Flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. We historically selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data are available to determine the fair value of our reporting units.

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

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to, the following:

•decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes inclusive of those resulting from the ongoing COVID-19 pandemic, pricing pressures, reductions in reimbursement levels, product actions and/or competitive technology developments,

•declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies and market and/or regulatory conditions that may cause significant launch delays or product recalls,

•decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations,

•negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products,

•the level of success of ongoing and future research and development efforts, including those related to acquisitions and increases in the research and development costs necessary to obtain regulatory approvals and launch new products,

•the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market and increases in the costs and time necessary to integrate acquired businesses into our operations successfully,

•changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses and

•increases in our market-participant risk-adjusted weighted average cost of capital (WACC) and increases in our market-participant tax rate and/or changes in tax laws or macroeconomic conditions.

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

New Accounting Pronouncements
Refer to Note R – New Accounting Pronouncements to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on standards implemented during 2021 and standards to be implemented.

Additional Information

Corporate Sustainability

Our sustainable environmental, social and governance practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Steering Committee, our Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. In addition, our Executive Committee performance is measured, among other things, against global gender and U.S. (inclusive of Puerto Rico) multicultural goals and performance against annual renewable energy and recycling index goals.

We are also making measurable progress toward shaping a better future for our planet by proactively addressing energy consumption, carbon emissions and waste management. We have committed to a goal of carbon neutrality in our manufacturing and key distribution sites by 2030. Our Environment, Health & Safety (EH&S) Center of Excellence is responsible for rigorously measuring, assessing and reporting progress toward these goals globally. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed. Our Corporate Headquarters, U.S. distribution center and our manufacturing plant in Puerto Rico all utilize solar energy from on-site installations. Our goal is to fully source or generate electricity from renewable sources by 2024, and by 2027, our goal is that 90 percent of all energy used across our facilities, including electricity and natural gas, will be from renewable sources, representing an important milestone toward our 2030 carbon neutrality commitment.

We have obtained ISO 50001:2018 - Energy Management Systems certification for our Corporate headquarters in Marlborough, Massachusetts, our U.S. distribution center in Quincy, Massachusetts and our manufacturing plant in Spencer, Indiana. This brings the total number of ISO 50001:2018 certified sites in our global network to nine. We have also obtained ISO 14001:2015 - Environment Management Systems certification at our major manufacturing plants and Tier 1 distribution centers around the world, as well as our Corporate headquarters in Marlborough, Massachusetts. Additionally, we have obtained ISO 45001:2018 Occupational Health and Safety Management System at four of our manufacturing sites. ISO 45001:2018, ISO 50001:2018 and ISO 14001:2015 are globally recognized standards for employee Occupational Health and Safety, Environmental and Energy Management Systems, established by the International Standards Organization, which provide a voluntary framework to identify key occupational health and safety, environmental and energy aspects associated with our business. Using these management systems and the specific attributes of our certified locations in the U.S., Ireland, Costa Rica and the Netherlands, we continue to improve our environmental performance and reduce our environmental footprint. We also have 16 Leadership in Energy and Environmental Design (LEED) certified buildings on campuses in the U.S., Latin America, Europe and Asia. LEED is an internationally recognized certification program that seeks to ensure the mindful development, construction and maintenance of buildings in a way that benefits occupants and the environment by reducing waste and conserving resources.

In 2021, we were proud to be the recipient of multiple awards that placed us in a select group of companies with a demonstrated commitment to responsible business practices and sound social and environmental policies. We were selected for inclusion in the 2021 Dow Jones Sustainability North America Index, comprised of sustainability leaders identified by S&P based on performance across long-term environmental, social and governance and economic criteria. We were also honored to be the recipient of multiple Diversity, Equity an Inclusion (DE&I) awards, as detailed within Item 1. Business in this Annual Report on Form 10-K.

Cybersecurity

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues, including those involving vulnerabilities introduced by our use of third-party software, are analyzed by subject matter experts and a crisis committee for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to our financial results, operations, and/or reputation are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework. In addition, we have established procedures to ensure that members of management responsible for overseeing the effectiveness of disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made, as appropriate.
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

To calculate adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income and GAAP net income available to common stockholders as detailed below. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC Topic 740, Income Taxes.

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

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the relevant sections of this Annual Report on Form 10-K.

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

•Acquisition/divestiture-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) due diligence, deal fees and other fees and costs related to our acquisition and divestiture transactions; (d) inventory step-up amortization and accelerated compensation expense; (e) integration and exit costs; and (f) separation costs and gains or losses primarily associated with the sale of a business or portion of a business. The contingent consideration fair value adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration. Gains on previously held investments, due diligence, deal fees and other fees and costs, inventory step-up amortization, accelerated compensation expense, and other expenses and gains or losses associated with divestitures or acquisitions can be highly variable and not representative of ongoing operations. Integration, separation and exit costs, include contract cancellations, severance and other compensation-related charges and costs, project management fees and costs, and other direct costs associated with the integration of our acquisitions or separation of our divested businesses. These integration, separation and exit activities take place over a defined timeframe and have distinct project timelines, are incremental to activities and costs that arise in the ordinary course of our business and are not considered part of our core, ongoing operations. These acquisition/divestiture-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent compensation-related charges, fixed asset write-offs, contract cancellations, project management fees and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring initiatives take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring initiatives typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. In addition, during the fourth quarter of 2020, we incurred restructuring and restructuring-related net charges associated with management’s decision to retire the LOTUS platform. These restructuring plans are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

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

•EU MDR implementation costs - These adjustments represent certain incremental costs specific to complying with new regulatory requirements in the EU. EU MDR replaced the existing European Medical Devices Directive (MDD) regulatory framework, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). We expect to incur significant expenditures in connection with the adoption of the EU MDR requirements and we consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, these expenditures are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Debt extinguishment net charges (credits) - These amounts relate to the early extinguishment of certain outstanding principal amounts of our senior notes. Certain debt extinguishment net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

•Investment portfolio net losses (gains) - These amounts represent write-downs or fair value remeasurement gains and losses related to our investment portfolio. Each reporting period, we evaluate our investments without a readily determinable fair value to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value and determine if the impairment is other-than-temporary, and recognize an impairment loss. In addition, for those investments accounted for under the measurement alternative method of accounting, we record gains and losses to remeasure the carrying value of the investments to their fair values based on observable market prices or implied market values. Investment impairment charges and fair value remeasurements can be highly variable dependent on external market factors and conditions relative to the underlying investee, which are generally outside of the control of management, as such these amounts are excluded from management's assessment of performance.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
In accordance with the SEC Staff 's interpretive guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business's internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. As such, we have excluded certain businesses, namely Preventice Solutions, Inc. and the surgical business of Lumenis, LTD., acquired during the year ended December 31, 2021 from our annual assessment of internal controls over financial reporting as of December 31, 2021. These represented less than one percent of total assets in the aggregate, as of December 31, 2021 and approximately two percent of net sales for the year then ended.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Boston Scientific Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Boston Scientific Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Preventice Solutions, Inc. and the surgical business of Lumenis, LTD., which are included in the 2021 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2021 and approximately 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Preventice Solutions, Inc. and the surgical business of Lumenis, LTD.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
February 23, 2022

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily manufacturing operations outside the U.S.) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $8.381 billion as of December 31, 2021 and $10.481 billion as of December 31, 2020. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $298 million as of December 31, 2021 as compared to $333 million as of December 31, 2020. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $364 million as of December 31, 2021 as compared to $407 million as of December 31, 2020. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2021 and December 31, 2020. As of December 31, 2021, $9.121 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of December 31, 2021, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

See Note E – Hedging Activities and Fair Value Measurements to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Boston Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Description of the Matter	Business Combinations
As disclosed in Note B to the consolidated financial statements, during 2021, the Company completed four acquisitions for total aggregate purchase price of $3.3 billion, net of cash acquired. The transactions were accounted for as business combinations. In certain acquisitions, the Company has recognized a liability for acquisition consideration that is contingent upon achieving either research and development, commercialization, or sales-based milestones. The Company determines the fair value of these contingent consideration arrangements, both as part of the initial purchase price allocation, and on an ongoing basis each reporting period until the arrangements are settled. As of December 31, 2021, the amount accrued for future estimated contingent consideration is $486 million, which represents a Level 3 estimate in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions that market participants would use in pricing the liabilities.

Auditing the Company’s accounting for its acquisitions was complex due to the significant estimation required by management to determine the fair value of identified intangible assets, which totaled $1.2 billion and principally consisted of developed technology, and to determine the fair value of contingent consideration arrangements. A significant emphasis is placed on the appropriateness of the estimates used by management to determine the fair value of acquired intangible assets due to the sensitivity of the respective fair values to the underlying assumptions. The Company used an income approach to measure the technology-related intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, estimates of technological obsolescence, operating profit margin and market participant synergies. The significance of the estimations used by management to determine the fair value of contingent consideration was primarily due to the sensitivity of the respective fair values to the underlying assumptions. The significant assumptions include estimation of the probability and timing of payment, future sales forecasts, as well as the appropriate discount rate based on the estimated timing of payments. These significant assumptions are forward looking and could be affected by future economic and market conditions.

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

To test the estimated fair value of the intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the significant assumptions used in the model, as described above. In testing the valuation of contingent consideration, we assessed, among other things, the terms of the arrangements and the conditions that must be met for the amounts to become payable. We evaluated the completeness and accuracy of the underlying data used in the analyses. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guideline companies within the same industry. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
Boston, Massachusetts
February 23, 2022

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net sales	$11,888	$9,913	$10,735
Cost of products sold	3,711	3,465	3,116
Gross profit	8,177	6,448	7,620

Operating expenses:
Selling, general and administrative expenses	4,359	3,787	3,941
Research and development expenses	1,204	1,143	1,174
Royalty expense	49	45	65
Amortization expense	741	789	699
Goodwill impairment charges	—	73	—
Intangible asset impairment charges	370	460	105
Contingent consideration net expense (benefit)	(136)	(100)	(35)
Restructuring net charges (credits)	40	52	38
Litigation-related net charges (credits)	430	278	115
Gains on disposal of businesses and assets	(78)	—	—
	6,978	6,528	6,102
Operating income (loss)	1,199	(80)	1,518

Other income (expense):
Interest expense	(341)	(361)	(473)
Other, net	218	362	(358)
Income (loss) before income taxes	1,076	(79)	687
Income tax (benefit) expense	36	2	(4,013)
Net income (loss)	1,041	(82)	4,700
Preferred stock dividends	(55)	(33)	—
Net income (loss) available to common stockholders	$985	$(115)	$4,700

Net income (loss) per common share — basic	$0.69	$(0.08)	$3.38
Net income (loss) per common share — assuming dilution	$0.69	$(0.08)	$3.33

Weighted-average shares outstanding
Basic	1,422.3	1,416.7	1,391.5
Assuming dilution	1,433.8	1,416.7	1,410.6

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$1,041	$(82)	$4,700
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(125)	76	195
Net change in derivative financial instruments	170	(137)	62
Net change in defined benefit pensions and other items	11	(1)	(20)
Total other comprehensive income (loss)	56	(63)	237
Total comprehensive income (loss)	$1,096	$(145)	$4,937

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,925	$1,734
Trade accounts receivable, net	1,778	1,531
Inventories	1,610	1,351
Prepaid income taxes	205	194
Assets held for sale	—	1,133
Other current assets	799	751
Total current assets	6,317	6,694
Property, plant and equipment, net	2,252	2,084
Goodwill	11,988	9,951
Other intangible assets, net	6,121	5,917
Deferred tax assets	4,142	4,210
Other long-term assets	1,410	1,921
TOTAL ASSETS	$32,229	$30,777

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$261	$13
Accounts payable	794	513
Accrued expenses	2,436	2,197
Other current liabilities	783	958
Total current liabilities	4,274	3,681
Long-term debt	8,804	9,130
Deferred tax liabilities	310	330
Other long-term liabilities	2,220	2,309

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares; issued 10,062,500 shares as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,688,810,052 shares as of December 31, 2021 and 1,679,911,918 shares as of December 31, 2020	17	17
Treasury stock, at cost - 263,289,848 shares as of December 31, 2021 and December 31, 2020	(2,251)	(2,251)
Additional paid-in capital	19,986	19,732
Accumulated deficit	(1,392)	(2,378)
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	93	218
Unrealized gain on derivative financial instruments	206	36
Unrealized costs associated with defined benefit pensions and other items	(36)	(47)
Total stockholders’ equity	16,622	15,326
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,229	$30,777
See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
(in millions, except share data)	2021	2020	2019
Preferred stock shares outstanding
Beginning	10,062,500	—	—
Preferred stock issuance	—	10,062,500	—
Ending	10,062,500	10,062,500	—
Common stock shares outstanding
Beginning	1,679,911,918	1,642,488,911	1,632,148,030
Common stock issuance	—	29,382,500	—
Impact of stock-based compensation plans	8,898,134	8,040,507	10,340,881
Ending	1,688,810,052	1,679,911,918	1,642,488,911

Preferred stock
Beginning	$—	$—	$—
Preferred stock issuance	—	—	—
Ending	—	$—	—
Common stock
Beginning	$17	$16	$16
Common stock issuance	—	—	—
Impact of stock-based compensation plans	—	—	—
Ending	$17	$17	$16
Treasury Stock
Beginning	$(2,251)	$(1,717)	$(1,717)
Repurchase of common stock	—	(535)	—
Ending	$(2,251)	$(2,251)	$(1,717)
Additional Paid-In Capital
Beginning	$19,732	$17,561	$17,346
Preferred stock issuance	—	975	—
Common stock issuance	—	975	—
Impact of stock-based compensation plans	254	221	215
Ending	$19,986	$19,732	$17,561
Accumulated Deficit
Beginning	$(2,378)	$(2,253)	$(6,953)
Net income (loss)	1,041	(82)	4,700
Cumulative effect adjustment for adoption of ASU 2016-13	—	(10)	—
Preferred stock dividends	(55)	(33)	—
Ending	$(1,392)	$(2,378)	$(2,253)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$207	$270	$33
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(125)	76	195
Derivative financial instruments	170	(137)	62
Defined benefit pensions and other items	11	(1)	(20)
Ending	$263	$207	$270
Total stockholders' equity	$16,622	$15,326	$13,877

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Net income (loss)	$1,041	$(82)	$4,700
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on disposal of businesses and assets	(78)	—	—
Depreciation and amortization	1,093	1,123	1,011
Deferred and prepaid income taxes	(124)	(82)	(4,301)
Stock-based compensation expense	194	170	157
Goodwill and other intangible asset impairment charges	370	533	105
Net loss (gain) on investments and notes receivable	(250)	(333)	30
Contingent consideration net expense (benefit)	(136)	(100)	(35)
Inventory step-up amortization	34	58	46
Foreign exchange (gain) loss	27	32	358
Other, net	51	213	63
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(279)	335	(130)
Inventories	(346)	(65)	(290)
Other assets	(134)	(265)	45
Accounts payable, accrued expenses and other liabilities	408	(28)	79
Cash provided by (used for) operating activities	1,870	1,508	1,836
Purchases of property, plant and equipment and internal use software	(554)	(376)	(461)
Proceeds from sale of property, plant and equipment	14	12	7
Payments for acquisitions of businesses, net of cash acquired	(2,258)	(3)	(4,382)
Proceeds from divestiture of certain businesses	826	15	90
Proceeds from royalty rights	82	87	52
Proceeds from (payments for) settlements of hedge contracts	15	—	(199)
Proceeds from (payments for) investments and acquisitions of certain technologies	279	(146)	(149)
Cash provided by (used for) investing activities	(1,597)	(411)	(5,041)
Payment of contingent consideration previously established in purchase accounting	(15)	(49)	(66)
Payments for royalty rights	(85)	(97)	(69)
Proceeds from royalty rights transfer	—	—	256
Payments on short-term borrowings	—	(2,950)	(1,000)
Proceeds from short-term borrowings, net of debt issuance costs	—	2,245	700
Net increase (decrease) in commercial paper	—	(714)	(575)
Payments on borrowings from credit facilities	—	(1,919)	—
Proceeds from borrowings on credit facilities	—	1,916	—
Payments on long-term borrowings and debt extinguishment costs	—	(1,260)	(3,560)
Proceeds from long-term borrowings, net of debt issuance costs	—	1,683	7,229
Cash dividends paid on preferred stock	(55)	(28)	—
Net proceeds from issuance of preferred stock in connection with public offering	—	975	—
Net proceeds from issuance of common stock in connection with public offering	—	975	—
Payments for repurchase of common stock	—	(535)	—
Cash used to net share settle employee equity awards	(50)	(59)	(65)
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	110	111	123
Cash provided by (used for) financing activities	(95)	293	2,973
Effect of foreign exchange rates on cash	(6)	(2)	10
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	173	1,388	(222)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,995	607	829
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,168	$1,995	$607

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUPPLEMENTAL INFORMATION)

	Year Ended December 31,
(in millions)	2021	2020	2019
Supplemental Information
Cash (received) paid for income taxes, net	$302	$207	$242
Cash paid for interest	338	359	449
Fair value of contingent consideration recorded in purchase accounting	440	—	127
Non-cash impact of transferred royalty rights	(82)	(87)	—

	As of December 31,
Reconciliation to amounts within the consolidated balance sheets:	2021	2020	2019
Cash and cash equivalents	$1,925	$1,734	$217
Restricted cash and restricted cash equivalents included in Other current assets	188	208	346
Restricted cash equivalents included in Other long-term assets	55	52	43
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$2,168	$1,995	$607

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries, after the elimination of intercompany transactions. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial interests in any VIEs and, therefore, did not consolidate any VIEs during 2021, 2020 or 2019.

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

Subsequent Events

We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our consolidated financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments, Note H – Restructuring-related Activities, Note K – Commitments and Contingencies, Note L – Stockholders' Equity and Note O – Segment Reporting for further details.

Accounting Estimates

To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our consolidated financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. Refer to Critical Accounting Estimates included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

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

We write-off amounts determined to be uncollectible against this reserve. We are not dependent on any single institution, and no single customer accounted for more than ten percent of our net sales in 2021, 2020 and 2019; however, large group purchasing organizations, hospital networks, international distributors and dealers and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. More recently, the COVID-19 pandemic has accelerated an ongoing site-of-service trend of shifting procedure volumes in the U.S. toward non-hospital settings, particularly ambulatory surgery centers and office-based labs. Many of these customers are smaller than those we have historically done business with and may have more limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions, as appropriate. We believe our Allowance for credit losses is adequate as of December 31, 2021; however, if significant changes were to occur in the payment practices of government customers, or if there is an increase in bankruptcies among our ambulatory surgery center customers, we may not be able to collect on receivables due to us from these customers, and our write-offs of uncollectible accounts may increase.

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

Post-Implant Services

We provide non-contractual services to customers, where necessary, to ensure the safe and effective use of certain implanted devices. Because the revenue related to the immaterial services is recognized before they are delivered, we forward accrue the costs to provide these services at the time the devices are sold. We record these costs to Selling, general and administrative expenses within our consolidated statements of operations. We estimate the amount of time spent by our representatives performing these services and their compensation throughout the device life to determine the service cost. Changes to our business practice or the use of alternative estimates could result in a different amount of accrued cost.

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

Inventories

We state inventories at the lower of first-in, first-out cost or net realizable value. We utilize a standard costing system, capitalizing variances between estimated and actual production costs during periods of normal production, and amortize to Cost of products sold over inventory turns. We expense manufacturing variances during periods of abnormal production, or less than 75 percent of manufacturing capacity. During 2020, we recorded $149 million of abnormal manufacturing variances attributable to lower production levels resulting from the COVID-19 pandemic and lower than forecasted demand for our products. We did not record any abnormal production variances during the years ended December 31, 2021 or 2019.

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

In cases where we acquire a company in which we previously held an equity stake, we attribute a portion of the purchase price to the previously-held equity interest, which is implied based on the total purchase consideration allocable to each of the shareholders, including Boston Scientific, according to priority of equity interests. We record a gain or loss in Other, net equal to the difference between the implied fair value of our prior ownership and the book value immediately prior to the acquisition.

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

Indefinite-lived Intangibles and IPR&D

Our indefinite-lived intangible assets, which are not subject to amortization, include acquired balloon and other technology, which are foundational to our ongoing operations within our Cardiovascular and MedSurg businesses, as well as IPR&D intangible assets acquired in a business combination. Our IPR&D represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2021 annual impairment assessment, we identified the following reporting units: Interventional Cardiology, Peripheral Interventions, Cardiac Rhythm Management, Electrophysiology, Endoscopy, Urology and Pelvic Health and Neuromodulation. For purposes of the goodwill impairment test, we aggregated the Cardiac Rhythm Management and Electrophysiology reporting units, components of the Rhythm Management operating segment, based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other.

In the second quarter of 2021, we performed our annual goodwill impairment test utilizing the quantitative assessment approach to test all of our reporting units. We determined that the fair value of each reporting unit exceeded its carrying value and concluded that goodwill was not impaired or at risk of impairment.

Investments in Publicly Traded and Privately-Held Entities

For publicly-held equity securities for which we do not have the ability to exercise significant influence, we measure at fair value with changes in fair value recognized currently in Other, net within our accompanying consolidated statements of operations. For privately-held equity securities for which we do not have the ability to exercise significant influence, we apply the measurement alternative approach and measure these investments at cost minus impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We account for investments in entities for which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary in accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures. We record these investments initially at cost and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. Lastly, we have notes receivable from certain companies that we account for in accordance with FASB ASC Topic 320, Investments - Debt and Equity Securities. Refer to Note B – Acquisitions and Strategic Investments for additional details on our investment balances.

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

Legal and Product Liability Costs

In the normal course of business, we are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities and product liability litigation. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties and administrative remedies. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. We accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value and capitalize these amounts as assets if the license will provide an ongoing future benefit. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related charges (credits) in our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our consolidated statements of operations. See Note K – Commitments and Contingencies for discussion of our individual material legal proceedings.

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

Shipping and Handling Costs

We generally do not bill customers for shipping and handling of our products. We treat shipping costs incurred after a customer obtains control of the good as a fulfillment cost and record in Selling, general and administrative expenses within our consolidated statements of operations. Shipping costs were $194 million in 2021, $146 million in 2020 and $144 million in 2019.

Research and Development

We expense research and development (R&D) costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Indefinite-lived Intangibles and IPR&D above for our policy regarding R&D projects acquired in connection with our business combinations and asset purchases.

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We completed four acquisitions and one divestiture in 2021 and did not complete any material acquisitions during 2020. We have not presented supplemental pro forma financial information for any of our recent acquisitions given their results are not material to our consolidated financial statements.

On February 14, 2022, we completed our acquisition of Baylis Medical Company Inc. (Baylis Medical), a privately-held company which has developed the radiofrequency (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which will expand our electrophysiology and structural heart product portfolios. The transaction consisted of an upfront cash payment using cash on hand of $1.750 billion subject to closing adjustments. We plan to integrate the Baylis Medical business into our Electrophysiology division, supported by our structural heart sales force.

2021 Acquisitions

On March 1, 2021, we completed our acquisition of the remaining shares of Preventice Solutions, Inc. (Preventice), a privately-held company which offers a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. The transaction consisted of an upfront cash payment of $925 million and up to an additional $300 million in a potential commercial milestone payment. We had been an investor in Preventice since 2015 and held an equity stake of approximately 22 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests, which resulted in a $196 million gain recognized within Other, net. The transaction price for the remaining stake consisted of an upfront cash payment of $706 million, net of cash acquired, and up to approximately $230 million in future milestone payments. The Preventice business is being managed by our Cardiac Rhythm Management division.

On August 6, 2021, we completed our acquisition of the remaining shares of Farapulse, Inc. (Farapulse), a privately-held company that has developed a non-thermal ablation system for the treatment of atrial fibrillation (AF) and other cardiac arrhythmias. The transaction consisted of an upfront cash payment of $450 million, up to $125 million upon achievement of certain clinical and regulatory milestones and additional revenue-based payments over the next three years. We had been an investor in Farapulse since 2014 and held an equity stake of approximately 27 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $222 million gain recognized within Other, net. The transaction price for the remaining stake consisted of an upfront cash payment of $268 million, net of cash acquired, and up to approximately $92 million in future milestone payments. The Farapulse business is being integrated into our Electrophysiology division.

On September 1, 2021, we completed our acquisition of the global surgical business of Lumenis LTD. (Lumenis), a privately-held company that develops and commercializes energy-based medical solutions, including innovative laser systems, fibers and accessories used for urology and otolaryngology procedures. The transaction consisted of an upfront cash payment of $1.032 billion, net of cash acquired. The Lumenis business is being integrated into our Urology and Pelvic Health division.

On November 8, 2021, we completed our acquisition of the remaining shares of Devoro Medical, Inc. (Devoro Medical), a privately-held company which has developed the WOLF Thrombectomy® Platform, a non-console and lytic-free platform designed to rapidly capture and extract blood clots in arterial, venous and pulmonary embolism procedures. The transaction consisted of an upfront cash payment of $320 million and up to $80 million upon achievement of certain clinical and regulatory milestones. We had been an investor in Devoro Medical since 2019 and held an equity stake of approximately 16 percent. We remeasured the fair value of our previously held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $57 million gain recognized within Other, net. The transaction price for the remaining stake consisted of an upfront cash payment of $251 million, net of cash acquired, and up to approximately $67 million in future milestone payments. The Devoro Medical business is being integrated into our Peripheral Interventions division.

Purchase Price Allocation

The preliminary purchase price for the acquisitions completed during 2021 were comprised of the components presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.

(in millions)	Preventice	Lumenis	All Other	Total
Payment for acquisition, net of cash acquired	$706	$1,032	$519	$2,258
Fair value of contingent consideration	221	—	218	440
Fair value of prior interest	269	—	287	556
	$1,197	$1,032	$1,025	$3,254

The preliminary purchase price allocation for these acquisitions was comprised of the following components:

(in millions)	Preventice	Lumenis	All Other	Total
Goodwill	$926	$544	$594	$2,064
Amortizable intangible assets	237	423	465	1,125
Indefinite-lived intangible assets	—	69	43	112
Other assets acquired	65	115	9	190
Liabilities assumed	(32)	(101)	(11)	(144)
Net deferred tax liabilities	—	(18)	(75)	(93)
	$1,197	$1,032	$1,025	$3,254

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies and is not deductible for tax purposes.

We allocated a portion of the preliminary purchase price to the specific intangible asset categories as follows:

Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Preventice:
Amortizable intangible assets:
Technology-related	$215	9	10%
Other intangible assets	22	8	10%
$237
Lumenis:
Amortizable intangible assets:
Technology-related	$388	12	11%
Other intangible assets	35	11	11%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	69	N/A	12%
$492
All Other:
Amortizable intangible assets:
Technology-related	$465	12	16%	-	17%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	43	N/A	17%
$508

2021 Divestiture

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business to Stark International Lux S.A.R.L., and SERB SAS, affiliates of SERB, a European specialty pharmaceutical group, for a purchase price of approximately $800 million. The agreement included the transfer of five facilities and approximately 280 employees globally.

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

2019 Acquisitions

BTG plc

On August 19, 2019, we completed our acquisition of BTG plc (BTG), a public company organized under the laws of England and Wales. BTG had three key portfolios, the largest of which is its interventional medicine portfolio (Interventional Medicine) that encompasses interventional oncology therapeutic technologies for patients with liver and kidney cancers, as well as a vascular portfolio for treatment of deep vein thrombosis, pulmonary embolism, deep venous obstruction and superficial venous disease. Following the closing of the acquisition, we integrated BTG's Interventional Medicine business into our Peripheral Interventions division.

In addition to the Interventional Medicine product lines, the BTG portfolio also included the Specialty Pharmaceuticals business, comprised of acute care antidotes to treat overexposure to certain medications and toxins. On March 1, 2021, we completed the divestiture of Specialty Pharmaceuticals for a purchase price of approximately $800 million. Refer to Note C – Assets and Liabilities Held for Sale for additional information.

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
	$1,785

We recognized goodwill of $1.635 billion, which is attributable to the synergies expected to arise from the acquisition and revenue and cash flow projections associated with future technologies. We allocated $1.399 billion to our Peripheral Interventions reporting unit and $236 million to the Specialty Pharmaceuticals reporting unit. In 2020, we recorded Goodwill impairment charges of $73 million related to the execution of a definitive agreement to sell our Specialty Pharmaceuticals business. Refer to Note D – Goodwill and Other Intangible Assets for additional information.

Vertiflex, Inc.

On June 11, 2019, we completed our acquisition of Vertiflex, Inc. (Vertiflex), a privately-held company which developed and commercialized the Superion™ Indirect Decompression System, a minimally-invasive device used to improve physical function and reduce pain in patients with lumbar spinal stenosis (LSS). The transaction price consisted of an upfront cash payment of $465 million and contingent payments that are based on a percentage of Vertiflex sales growth in the first three years following the acquisition close. At the time of acquisition, we estimated the sales-based contingent payments to be in a range of zero to $100 million; however, the payments are uncapped over the three year earn-out period. Through December 31, 2021, we have made incremental payments of $20 million to the prior shareholders of Vertiflex in accordance with the terms of the agreement. Following the closing of the acquisition, we integrated the Vertiflex business into our Neuromodulation division.

Millipede, Inc.

On January 29, 2019, we completed our acquisition of Millipede, Inc. (Millipede), a privately-held company that has developed the IRIS Transcatheter Annuloplasty Ring System for the treatment of severe mitral regurgitation. We were an investor in Millipede since the first quarter of 2018 as part of an investment and acquisition option agreement, whereby we purchased a portion of the outstanding shares of Millipede, along with newly issued shares of the company, for an upfront cash payment of $90 million. In the fourth quarter of 2018, upon the successful completion of a first-in-human clinical study, we exercised our option to acquire the remaining shares of Millipede. We held an interest of approximately 20 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the implied enterprise value and allocation of purchase price consideration according to priority of equity interests. The transaction price for the remaining stake consisted of an upfront cash payment of $325 million and up to an additional $125 million payment upon achievement of a commercial milestone. During 2021, we cancelled the Millipede mitral valve IPR&D program, recording intangible asset impairment charges of $242 million, and a contingent consideration benefit of $104 million for milestones that would not be achieved due to the cancellation of the program due to the time and financial investment required to commercialize the platform.

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

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2019	$354
Contingent consideration net expense (benefit)	(100)
Contingent consideration payments	(58)
Balance as of December 31, 2020	$196
Amount recorded related to current year acquisitions	440
Contingent consideration net expense (benefit)	(136)
Contingent consideration payments	(15)
Balance as of December 31, 2021	$486

As of December 31, 2021, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our prior acquisitions was $986 million, which includes amounts related to our recently completed acquisitions of Preventice, Farapulse and Devoro Medical.

The net benefits of $136 million and $100 million recorded in 2021 and 2020, respectively, related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, in the case of Millipede and nVision, for milestones that would not be achieved due to management's discontinuation of the associated R&D program.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$143 million	Discounted Cash Flow	Discount Rate	1%		2%	1%
			Probability of Payment	80%		95%	92%
			Projected Year of Payment	2022		2024	2023
Revenue-based Payments	$343 million	Discounted Cash Flow	Discount Rate	4%	-	14%	6%
			Probability of Payment	100%	-	100%	100%
			Projected Year of Payment	2021	-	2024	2022
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our R&D, regulatory and commercialization-based and revenue-based milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of December 31, 2021.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of December 31,
(in millions)	2021	2020
Equity method investments	$259	$319
Measurement alternative investments(1)	142	183
Publicly-held securities(2)	10	414
Notes receivable	—	2
	$412	$918
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

We recorded a $178 million loss in 2021 and a $363 million gain in 2020 on our investment in Pulmonx Corporation presented in Other, net associated with the remeasurement of our investment during the period to fair value based on observable market prices, as well as the disposition of our remaining ownership during 2021. As of December 31, 2021, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $289 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – ASSETS AND LIABILITIES HELD FOR SALE

On December 1, 2020, we announced the execution of a definitive agreement pursuant to which we agreed to sell our Specialty Pharmaceuticals business to Stark International Lux S.A.R.L., and SERB SAS, affiliates of SERB, a European specialty pharmaceutical group. On March 1, 2021, we completed the divestiture for a purchase price of approximately $800 million, which was subject to certain adjustments including cash on hand at the closing of the transaction. The agreement included the transfer of five facilities and approximately 280 employees globally.
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

In addition, as of December 31, 2020, we had foreign currency translation adjustments of $107 million contained within Accumulated other comprehensive income (loss), net of tax attributable to the Specialty Pharmaceuticals business that were released upon the closing of the transaction.

NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of December 31, 2021		As of December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization/Write-offs(1)	Gross Carrying Amount	Accumulated Amortization/Write-offs
Technology-related	$11,957	$(6,754)	$11,059	$(6,179)
Patents	494	(398)	511	(407)
Other intangible assets	1,900	(1,325)	1,775	(1,220)
Amortizable intangible assets	$14,351	$(8,476)	$13,345	$(7,806)

Goodwill	$21,888	$(9,900)	$19,924	$(9,973)

IPR&D	126		257
Technology-related	120		120
Indefinite-lived intangible assets	$246		$377

(1)    In the fourth quarter of 2020, we recorded goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business and classified the remaining assets and liabilities as held for sale as of December 31, 2020. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. The goodwill impairment charges of $73 million related to the Specialty Pharmaceuticals business are no longer presented within accumulated write-offs above as of December 31, 2021.

Intangible asset impairment charges were $370 million in 2021, $460 million in 2020 and $105 million in 2019. The impairment charges recorded in 2021 were primarily associated with intangible assets established in connection with our acquisition of Millipede, Inc. and VENITI, Inc. The impairment charges recorded in 2020 were primarily associated with intangible assets established in connection with our acquisitions of Sadra Medical, Inc., Apama Medical Inc. and nVision Medical Corporation (nVision). Each of these impairment charges were recorded following management’s decision to cancel the programs due to the length of time, and remaining cost to complete and commercialize the technology, the cost to remediate quality issues or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

The following represents our goodwill balance by global reportable segment and our separately presented Specialty Pharmaceuticals operating segment:

(in millions)	MedSurg	Rhythm and Neuro	Cardiovascular	Specialty Pharmaceuticals	Total
Balance as of December 31, 2019	$2,061	$2,192	$5,676	$247	$10,176
Foreign currency fluctuations and other changes	(2)	3	22	—	22
Goodwill impairment charges	—	—	—	(73)	(73)
Goodwill reclassified to Current assets held for sale	—	—	—	(175)	(175)
Balance as of December 31, 2020	$2,059	$2,194	$5,697	$—	$9,951
Foreign currency fluctuations and other changes	(5)	(1)	(21)	—	(27)
Goodwill acquired	544	1,309	210	—	2,064
Balance as of December 31, 2021	$2,598	$3,503	$5,887	$—	$11,988

In 2021, we did not record any Goodwill impairment charges. In 2020, we recorded Goodwill impairment charges of $73 million related to our Specialty Pharmaceuticals business and classified the remaining assets and liabilities as held for sale as of December 31, 2020. We did not record any Goodwill impairment charges in 2019. Refer to Note A – Significant Accounting Policies for further discussion of our goodwill and intangible asset impairment testing.

Estimated Amortization expense for each of the five succeeding fiscal years based upon our amortizable intangible asset portfolio as of December 31, 2021 is as follows (in millions):

Fiscal Year
2022	$752
2023	738
2024	703
2025	644
2026	620

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

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Swiss franc, Japanese yen, British pound sterling, South Korean won and Taiwan dollar. For these derivative instruments, we elected to use the spot method to assess hedge effectiveness. We also elected to exclude the spot-forward difference, referred to as the excluded component, from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. As such, we defer recognition of foreign currency gains and losses within the Foreign currency translation adjustment (CTA) component of OCI, and we reclassify amortization of the excluded component from AOCI to current period earnings within Interest expense in our consolidated statements of operations.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of December 31, 2021 and 2020, we designated as a net investment hedge a portion of our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027. For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the British pound sterling-denominated purchase price of BTG. In 2019, we settled all outstanding contracts, for $294 million, which is presented within Payments for settlements of hedge contracts in our consolidated statements of cash flows. Upon settlement in 2019, we received £3.312 billion of cash to fund our acquisition of BTG, which translated into $4.303 billion based on hedged currency exchange rates. We recognized a $323 million loss in 2019 in Other, net due to changes in fair value of the contracts.

Interest Rate Hedging Instruments
Risk Management Strategy

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to mitigate the risk to our earnings and cash flows associated with exposure to changes in interest rates. Under these agreements, we and the counterparty, at specified intervals, exchange the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. We designate these derivative instruments either as fair value or cash flow hedges in accordance with FASB ASC Topic 815.

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of December 31, 2021 and December 31, 2020. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $24 million loss as of December 31, 2021 and a $29 million loss as of December 31, 2020.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of December 31, 2021 and December 31, 2020. Prior to 2018, we terminated interest rate derivative instruments that were designated as fair value hedges and are continuing to recognize the amortization of the gains or losses originally recorded within Long-term debt in our consolidated balance sheets into earnings as a component of Interest expense over the same period that the discount or premium associated with the hedged items affects earnings. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of December 31,
		2021	2020
Forward currency contracts	Cash flow hedge	$3,996	$4,531
Forward currency contracts	Net investment hedge	493	1,004
Foreign currency-denominated debt(1)	Net investment hedge	997	868
Forward currency contracts	Non-designated	3,892	4,946
Total Notional Outstanding		$9,378	$11,349
(1)    Foreign currency-denominated debt is the portion of the €900 million debt principal designated as a net investment hedge.

The remaining time to maturity as of December 31, 2021 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next year. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Year Ended December 31, 2021
Forward currency contracts
Cash flow hedges	$268	$(60)	$208	Cost of products sold	$3,711	$(54)	$12	$(42)
Net investment hedges(2)	56	(13)	43	Interest expense	341	(13)	3	(10)
Foreign currency-denominated debt
Net investment hedges(3)	82	(19)	64	Other, net	(218)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	341	5	(1)	4
Year Ended December 31, 2020
Forward currency contracts
Cash flow hedges	$(99)	$22	$(77)	Cost of products sold	$3,465	$(83)	$19	$(64)
Net investment hedges(2)	(37)	8	(29)	Interest expense	361	(24)	5	(19)
Foreign currency-denominated debt
Net investment hedges(3)	(89)	21	(68)	Other, net	(362)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	361	5	(1)	4
Year Ended December 31, 2019
Forward currency contracts
Cash flow hedges	$150	$(34)	$117	Cost of products sold	$3,116	$(73)	$16	$(56)
Net investment hedges(2)	68	(15)	53	Interest expense	473	(43)	10	(33)
Foreign currency-denominated debt
Net investment hedges(3)	(14)	3	(11)	Other, net	(358)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	473	3	(1)	2
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

As of December 31, 2021, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$127
Forward currency contracts	Net investment hedge	Interest expense	3
Interest rate derivative contracts	Cash flow hedge	Interest expense	(5)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

(in millions)	Location on Consolidated Statements of Operations	Year Ended December 31,
		2021	2020	2019
Net gain (loss) on currency hedge contracts	Other, net	$(16)	$73	$(343)
Net gain (loss) on currency transaction exposures	Other, net	(12)	(105)	(15)
Net currency exchange gain (loss)		$(27)	$(32)	$(358)

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

(in millions)	Location on Consolidated Balance Sheets(1)	As of December 31,
		2021	2020
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$183	$53
Forward currency contracts	Other long-term assets	169	109
		352	162
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	42	79
Total Derivative and Nonderivative Assets		$394	$242

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$32	$44
Forward currency contracts	Other long-term liabilities	6	54
Foreign currency-denominated debt(2)	Other long-term liabilities	1,011	1,094
		1,049	1,191
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	22	71
Total Derivative and Nonderivative Liabilities		$1,071	$1,262
(1)We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2)Foreign currency-denominated debt is the portion of the €900 million debt principal designated as a net investment hedge. A portion of this notional is subject to de-designation and re-designation based on changes in the underlying hedged item.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	December 31, 2021				December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$1,632	$—	$—	$1,632	$1,584	$—	$—	$1,584
Publicly-held securities	10	—	—	10	414	—	—	414
Hedging instruments	—	394	—	394	—	242	—	242
Licensing arrangements	—	—	246	246	—	—	365	365
	$1,642	$394	$246	$2,282	$1,998	$242	$365	$2,605
Liabilities
Hedging instruments	$—	$1,071	$—	$1,071	$—	$1,262	$—	$1,262
Contingent consideration liability	—	—	486	486	—	—	196	196
Licensing arrangements	—	—	281	281	—	—	407	407
	$—	$1,071	$767	$1,838	$—	$1,262	$603	$1,865

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $1.632 billion invested in money market funds and time deposits as of December 31, 2021 and $1.584 billion as of December 31, 2020, we held $293 million in interest-bearing and non-interest-bearing bank accounts as of December 31, 2021 and $150 million as of December 31, 2020.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We recognized a financial asset and associated liability for our licensing arrangements at fair value in our consolidated balance sheets using the fair value option in accordance with FASB ASC Topic 825, Financial Instruments.

We own the contractual right to receive 50 percent of the future ZytigaTM Drug royalty payments from the licensee and remit such payments to the inventors associated with the intellectual property. Royalty payments we receive reduce the fair value of the financial asset and are presented within Proceeds from royalty rights, and payments we remit to inventors reduce the fair value of the financial liability and are presented within Payments for royalty rights within our consolidated statements of cash flows. We sold our right to receive and retain the other 50 percent of the future royalty payments in 2019 for an upfront cash payment, which we accounted for as a secured borrowing in accordance with FASB ASC Topic 860, Transfers and Servicing. Although we sold these rights, we continue to recognize at fair value the future royalty payments as a financial asset and associated liability. Royalty payments associated with the rights we sold no longer impact our cash flows, and we present this activity as Non-cash impact of transferred royalty rights in the supplemental information to our consolidated statements of cash flows. We reduce the fair value of the financial asset and associated liability when such non-cash activity occurs.

We have recorded the fair value of the financial asset and associated liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of December 31, 2021. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains and losses from the licensing arrangement.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our consolidated balance sheets as of December 31, 2021 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of December 31, 2021	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Financial Asset	$246 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2022	-	2025	2023
Financial Liability	$281 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2022	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2019	$518
Proceeds from royalty rights	(175)
Fair value adjustment (expense) benefit	22
Balance as of December 31, 2020	$365
Proceeds from royalty rights	(163)
Fair value adjustment (expense) benefit	44
Balance as of December 31, 2021	$246

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2019	$571
Payments for royalty rights	(186)
Fair value adjustment expense (benefit)	22
Balance as of December 31, 2020	$407
Payments for royalty rights	(166)
Fair value adjustment expense (benefit)	41
Balance as of December 31, 2021	$281

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

The fair value of our outstanding debt obligations was $10.196 billion as of December 31, 2021, including $1.020 billion relating to our euro-denominated December 2027 Notes, and $10.774 billion as of December 31, 2020, including $1.118 billion relating to our euro-denominated December 2027 Notes. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note F – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE F – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.065 billion as of December 31, 2021 and $9.143 billion as of December 31, 2020, with current maturities of $261 million as of December 31, 2021 and $13 million as of December 31, 2020. The debt maturity schedule for our long-term debt obligations is presented below:

	Issuance Date	Maturity Date	As of December 31,		Coupon Rate(1)
(in millions, except interest rates)			2021	2020
May 2022 Notes(3)	May 2015	May 2022	$—	$250	3.375%
October 2023 Notes	August 2013	October 2023	244	244	4.125%
March 2024 Notes	February 2019	March 2024	850	850	3.450%
May 2025 Notes	May 2015	May 2025	523	523	3.850%
June 2025 Notes	May 2020	June 2025	500	500	1.900%
March 2026 Notes	February 2019	March 2026	850	850	3.750%
December 2027 Notes(4)	November 2019	December 2027	1,021	1,105	0.625%
March 2028 Notes	February 2018	March 2028	434	434	4.000%
March 2029 Notes	February 2019	March 2029	850	850	4.000%
June 2030 Notes	May 2020	June 2030	1,200	1,200	2.650%
November 2035 Notes(2)	November 2005	November 2035	350	350	6.750%
March 2039 Notes	February 2019	March 2039	750	750	4.550%
January 2040 Notes	December 2009	January 2040	300	300	7.375%
March 2049 Notes	February 2019	March 2049	1,000	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2022 - 2049	(76)	(88)
Unamortized Gain on Fair Value Hedges		2023	3	5
Finance Lease Obligation		Various	6	7
Long-term debt			$8,804	$9,130
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the December 2027 Notes, which bear an annual coupon.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher. Effective November 15, 2021, the interest rate payable decreased by 0.25 percent and began accruing at a rate of 6.75 percent following recent upgrades to our credit ratings.
(3) As of December 31, 2021 the outstanding balance is presented within Current Debt Obligations within our consolidated balance sheet.
(4)    The December 2027 notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of December 31, 2021 and December 31, 2020.

Revolving Credit Facility

On May 10, 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2021 or December 31, 2020.

Term Loans

On April 21, 2020, in a proactive step to offset the potential impact of the COVID-19 pandemic on our short-term liquidity, we entered into a $1.250 billion term loan credit agreement scheduled to mature on April 20, 2021 (April 2021 Term Loan). We used proceeds from the April 2021 Term Loan to repay a portion of the amounts outstanding under the 2018 Revolving Credit Facility and the remaining amount under the December 2020 Term Loan described below. In May 2020, as described in further detail below, we used a portion of the proceeds from the May 2020 senior notes offering to prepay $500 million of amounts outstanding under the April 2021 Term Loan, and a portion of the combined net proceeds from our Mandatory Convertible Preferred Stock (MCPS) and common stock offerings to repay in full the remaining $750 million outstanding under the April 2021 Term Loan and to pay related fees, expenses and premiums, after which it was terminated.

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

On December 19, 2018, we entered into a $2.000 billion senior unsecured delayed-draw term loan facility consisting of a $1.000 billion two-year delayed draw term loan credit facility maturing in two years from the date of the closing of the acquisition of BTG (Two-Year Delayed Draw Term Loan) and a $1.000 billion three-year delayed draw term loan credit facility maturing in three years from the date of the closing of the acquisition of BTG (Three-Year Delayed Draw Term Loan). On August 19, 2019, for the purpose of funding the acquisition of BTG, we borrowed $1.000 billion under the Two-Year Delayed Draw Term Loan and $1.000 billion under the Three-Year Delayed Draw Term Loan. In 2019, we repaid all amounts outstanding on the Two-Year Delayed Draw Term Loan with proceeds from the sale of the Zytiga-related royalty interests, the December 2020 Term Loan and commercial paper and terminated the facility. As of December 31, 2019, we had $1.000 billion outstanding under the Three-Year Delayed Draw Term Loan. In the first quarter of 2020, we repaid all amounts outstanding on the Three-Year Delayed Draw Term Loan with proceeds from the February 2021 Term Loan and terminated the facility. As of December 31, 2021, we had no amounts outstanding under the Two and Three-Year Delayed Draw Term Loans and the facilities were terminated.

Financial Covenant

As of and through December 31, 2021, we were in compliance with the financial covenant required by our credit facilities described above.

	Covenant Requirement as of December 31, 2021	Actual as of December 31, 2021
Maximum permitted leverage ratio(1)	3.75 times	2.71 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the following financial covenant requirement for all of our credit arrangements (i) maintain the maximum permitted leverage ratio of 4.50 times for the first quarter of 2021, with a step-down for each succeeding fiscal quarter end to 4.25 times, 4.00 times, and ultimately 3.75 times for the fourth quarter of 2021 and through the remaining term of the 2021 Revolving Credit Facility. The agreement provides for higher leverage ratios for the period following a qualified acquisition, at our election, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2021, we had $376 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of December 31, 2021, we had $1.122 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility, as discussed above, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of December 31, 2021 and December 31, 2020.

Senior Notes

We had senior notes outstanding of $9.121 billion as of December 31, 2021 and $9.205 billion as of December 31, 2020.

On December 29, 2020, we redeemed $250 million of our $500 million 3.375% senior notes due 2022 (May 2022 Notes) at a redemption price calculated in accordance with the terms of the May 2022 Notes and its indenture, plus accrued and unpaid interest through, but excluding, the date of redemption.

In May 2020, we completed an offering of $1.700 billion in aggregate principal amount of senior notes comprised of $500 million of 1.900% senior notes due June 2025 and $1.200 billion of 2.650% senior notes due June 2030. We used the net proceeds from the offering to refinance $450 million of amounts outstanding under the 2018 Revolving Credit Facility, prepay $750 million of amounts outstanding under the $1.000 billion February 2021 Term Loan, prepay $500 million of amounts outstanding under the $1.250 billion April 2021 Term Loan and pay related fees, expenses and premiums.

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

Certain of our senior notes contain a change-in-control provision, which provides that each holder of the senior notes may require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate repurchased principal, plus accrued and unpaid interest, if a rating event, as defined in the indenture, occurs as a result of a change-in-control, as defined in the indenture. Any other credit rating changes may impact our borrowing cost, but do not require us to repay any borrowings.

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

	As of December 31, 2021		As of December 31, 2020
Factoring Arrangements	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$141	2.1%	$148	1.9%
Yen denominated	223	0.6%	240	0.6%
Renminbi denominated	—	3.2%	—	3.5%
.

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $134 million as of December 31, 2021 and $124 million as of December 31, 2020, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2021 and December 31, 2020, none of the beneficiaries had drawn upon the letters of credit or guarantees, accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2021 and December 31, 2020.

Future minimum purchase obligations, relating primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business, were as of December 31, 2021 (in millions):

Fiscal Year	Unrecorded Purchase Obligations
2022	$631
2023	82
2024	58
2025	31
2026	11
Thereafter	—
$812

NOTE G – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, and vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. In accordance with FASB ASC Topic 842, Leases, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 55 years, some of which may include options to extend the leases for up to 15 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

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

Our operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our consolidated balance sheets. Refer to Note F – Contractual Obligations and Commitments for information regarding our finance leases. The following table presents supplemental balance sheet information related to our operating leases:

	As of December 31,
(in millions)	2021	2020
Assets
Operating lease right-of-use assets in Other long-term assets	$435	$458
Liabilities
Operating lease liabilities in Other current liabilities	71	70
Operating lease liabilities in Other long-term liabilities	389	401

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	As of December 31,
	2021	2020
Weighted average remaining lease term	10 years	11 years
Weighted average discount rate	2.6%	2.4%

Our operating lease cost under FASB ASC Topic 842 was $90 million in 2021, $92 million in 2020 and $80 million in 2019.

The following table presents supplemental cash flow information related to our operating leases:

	Year Ended December 31,
(in millions)	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$87	$91

Right-of-use assets obtained in exchange for operating lease obligations were $68 million as of December 31, 2021 and $202 million as of December 31, 2020.

The following table presents the maturities of our operating lease liabilities as of December 31, 2021 (in millions):

Fiscal year	Operating Leases
2022	$86
2023	69
2024	56
2025	49
2026	40
Thereafter	228
Total future minimum operating lease payments	528
Less: imputed interest	(68)
Present value of operating lease liabilities	$460

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

On February 22, 2021, our Board of Directors approved an extension and expansion of the 2019 Restructuring Plan to include additional cost optimization activities, including the centralization of certain functional capabilities within the international regions in which we operate, and a one-year extension of the program to complete these activities along with certain other initiatives that were delayed in 2020 due to restrictions related to the COVID-19 pandemic. In addition, on February 22, 2022, we increased and our Board of Directors approved cost estimates to complete additional activities identified under the program. We continue to expect the majority of activity associated with our 2019 Restructuring Plan, including the recent expansion, to be substantially complete by the end of 2022.

The following table provides a summary of our estimates of total pre-tax charges associated with the 2019 Restructuring Plan, by major type of cost, of which approximately $375 million to $475 million are expected to result in cash outlays:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits	$75	-	$100
Other(1)	25	-	50
Restructuring-related expenses:
Other(2)	325	-	375
	$425	-	$525
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
The following presents the restructuring and restructuring-related net charges (credits) by major type and line item within our accompanying consolidated statements of operations (in millions):

Year Ended December 31, 2021	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges	$20	$—	$20	$40
Restructuring-related expenses:
Cost of products sold	—	79	—	79
Selling, general and administrative expenses	—	—	72	72
Research and development expenses	—	—	—	—
	—	79	72	151
	$20	$79	$92	$191

Year Ended December 31, 2020	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges	$27	$—	$24	$52
Restructuring-related expenses:
Cost of products sold	—	64	—	64
Selling, general and administrative expenses	—	—	51	51
Research and development expenses	—	—	4	4
	$—	$64	$55	$119
	$27	$64	$79	$171

Year Ended December 31, 2019	Termination Benefits	Transfer Costs	Other	Total
Restructuring charges	$38	$—	$—	$38
Restructuring-related expenses:
Cost of products sold	—	32	—	32
Selling, general and administrative expenses	—	—	13	13
	—	32	13	44
	$38	$32	$13	$82

The following table presents cumulative restructuring and restructuring-related net charges incurred as of December 31, 2021, related to our ongoing Restructuring Plans by major type:

(in millions)	2016 Restructuring Plan	2019 Restructuring Plan	Total
Termination benefits	$86	$59	$145
Other(1)	21	44	64
Total restructuring charges	106	102	209
Transfer costs	126	166	292
Other(2)	39	82	121
Restructuring-related charges	164	249	413
	$271	$351	$622
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

Cumulative cash payments associated with our ongoing Restructuring Plans were made using cash generated from operations and are comprised of the following:

(in millions)	2016 Restructuring Plan	2019 Restructuring Plan	Total
Termination benefits	$89	$35	$123
Transfer costs	125	156	281
Other	41	72	114
	$255	$263	$517

LOTUS Discontinuation

On November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS™ Valve platform. We recorded restructuring and restructuring-related net charges associated with the product discontinuation of $20 million in 2021 and $55 million in 2020, which are included in the tables above for the year ended December 31, 2021 and December 31, 2020. The restructuring activities were completed in 2021 and resulted in total pre-tax restructuring and restructuring-related net charges of approximately $80 million.

In addition, during 2020 we recorded $119 million of inventory charges within Cost of products sold and $8 million of Intangible asset impairment charges associated with the product discontinuation.

NOTE I – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of December 31,
(in millions)	2021	2020
Trade accounts receivable	$1,886	$1,637
Allowance for credit losses	(108)	(105)
	$1,778	$1,531

The following is a rollforward of our Allowance for credit losses:

	Year Ended December 31,
(in millions)	2021	2020	2019
Beginning balance	$105	$74	$68
Cumulative effect adjustment for adoption of ASU 2016-13	n/a	10	n/a
Credit loss expense	28	49	23
Write-offs	(25)	(27)	(17)
Ending balance	$108	$105	$74
Note: Effective January 1, 2020, we adopted FASB ASC Topic 326 using the modified retrospective method, which requires that we recognize credit loss reserves when financial assets are established if credit losses are expected over the asset’s contractual life. Prior period amounts have not been restated and are presented in accordance with FASB ASC Topic 310.

Inventories

	As of December 31,
(in millions)	2021	2020
Finished goods	$1,029	$893
Work-in-process	128	109
Raw materials	452	349
	$1,610	$1,351

Approximately 30 percent of our finished goods inventory as of December 31, 2021 and approximately 33 percent as of December 31, 2020 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Other current assets

	As of December 31,
(in millions)	2021	2020
Restricted cash and restricted cash equivalents	$188	$208
Derivative assets	226	133
Licensing arrangements	132	148
Other	254	263
	$799	$751

Property, plant and equipment, net

	As of December 31,
(in millions)	2021	2020
Land	$109	$104
Buildings and improvements	1,335	1,292
Equipment, furniture and fixtures	3,475	3,465
Capital in progress	605	446
	5,525	5,308
Less: accumulated depreciation	3,273	3,224
	$2,252	$2,084

Depreciation expense was $352 million in 2021, $333 million in 2020 and $311 million in 2019.

Other long-term assets

	As of December 31,
(in millions)	2021	2020
Restricted cash equivalents	$55	$52
Operating lease right-of-use assets	435	458
Derivative assets	169	109
Investments	412	918
Licensing arrangements	114	218
Other	225	166
	$1,410	$1,921

Accrued expenses

	As of December 31,
(in millions)	2021	2020
Legal reserves	$264	$505
Payroll and related liabilities	848	681
Rebates	350	331
Contingent consideration	289	26
Other	686	656
	$2,436	$2,197

Other current liabilities

	As of December 31,
(in millions)	2021	2020
Deferred revenue	$208	$138
Licensing arrangements	138	153
Taxes payable	209	158
Liabilities held for sale	—	200
Other	228	307
	$783	$958

Other long-term liabilities

	As of December 31,
(in millions)	2021	2020
Accrued income taxes	$442	$547
Legal reserves	284	64
Contingent consideration	197	171
Licensing arrangements	143	253
Operating lease liabilities	389	401
Deferred revenue	276	257
Other	489	615
	$2,220	$2,309

NOTE J – INCOME TAXES

Our Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Domestic	$(648)	$(660)	$(1,145)
Foreign	1,724	581	1,832
	$1,076	$(79)	$687

The related expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current
Federal	$18	$(29)	$120
State	33	(35)	54
Foreign	127	151	101
	178	87	275

Deferred
Federal	(256)	(26)	(146)
State	(3)	(6)	(18)
Foreign	117	(53)	(4,124)
	(142)	(85)	(4,288)
	$36	$2	$(4,013)

The reconciliation of income taxes at the federal statutory rate to the actual expense (benefit) for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019

U.S. federal statutory income tax rate	21.0%	(21.0)%	21.0%
State income taxes, net of federal benefit	2.5%	16.6%	6.7%
Domestic taxes on foreign earnings	6.8%	155.4%	21.9%
Effect of foreign taxes	(14.3)%	(40.7)%	(47.6)%
Acquisition-related	(8.1)%	(16.7)%	12.2%
Research credit	(3.0)%	(43.0)%	(4.2)%
Valuation allowance	0.8%	(42.0)%	1.1%
Goodwill impairment charges	—%	3.7%	—%
Compensation-related	(0.6)%	(7.7)%	(0.3)%
Non-deductible expenses	0.4%	64.4%	3.6%
Uncertain tax positions	1.2%	(96.8)%	1.4%
Intra-entity asset transfers	—%	10.2%	(597.0)%
Return to provision	(5.7)%	(37.3)%	(0.2)%
Change in tax rates	1.9%	51.8%	(0.2)%
Other, net	0.4%	6.0%	(2.4)%
	3.3%	2.9%	(584.0)%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2021	2020
Deferred Tax Assets:		(reclassified)(1)
Inventory costs and related reserves	$10	$10
Tax benefit of net operating losses and credits	620	557
Reserves and accruals	324	308
Restructuring-related charges	14	23
Litigation and product liability reserves	127	82
Investment write-down	31	—
Compensation related	130	134
Federal benefit of uncertain tax positions	8	9
Intangible assets	3,546	3,551
Capitalized R&D	67	4
Property, plant and equipment	14	—
Other	35	(10)
	4,926	4,668
Less: valuation allowance	(1,014)	(887)
	3,912	3,781
Deferred Tax Liabilities:
Property, plant and equipment	—	1
Unrealized gains and losses on derivative financial instruments	79	12
Investment write-up	—	34
	79	47
Net Deferred Tax Assets	3,833	3,734
Prepaid on intercompany profit	205	194
Net Deferred Tax Assets and Prepaid on Intercompany Profit	$4,038	$3,928
(1)    Due to the disclosure of additional deferred items in 2021, we have reclassified select items in prior years to align with the new categories disclosed in the current year.

Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit, are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location on Consolidated Balance Sheets	As of December 31,
Component		2021	2020
Prepaid on intercompany profit	Prepaid income taxes	$205	$194
Non-current deferred tax asset	Assets held for sale	—	2
Non-current deferred tax asset	Deferred tax assets	4,142	4,210
Deferred Tax Assets and Prepaid on Intercompany Profit		4,348	4,406

Non-current deferred tax liability	Deferred tax liabilities	310	330
Non-current deferred tax liability	Liabilities held for sale in Other current liabilities	—	148
Deferred Tax Liabilities		310	478

Net Deferred Tax Assets and Prepaid on Intercompany Profit		$4,038	$3,928

As of December 31, 2021, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $560 million. As of December 31, 2020, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $474 million. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $60 million as of December 31, 2021, as compared to $83 million as of December 31, 2020. These tax attributes expire periodically beginning in 2022.

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

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $1,014 million as of December 31, 2021 and $887 million as of December 31, 2020, representing an increase of $127 million. The increase in the valuation allowance as of December 31, 2021, as compared to December 31, 2020, is primarily due to an increase of US state loss carryforwards and the concurrent build of the related valuation allowance. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a charge of $81 million in 2021, a benefit of $78 million in 2020 and a charge of $13 million in 2019.

We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100.0 percent exemption from income tax in the first eight years of operations and 50.0 percent exemption in the following four years. This tax incentive resulted in income tax savings of $149 million for 2021, $64 million for 2020 and $173 million for 2019. The tax incentive for 100.0 percent exemption from income tax was renewed during 2019 and is expected to expire in 2027. The impact on Net income (loss) per common share - assuming dilution was $0.10 for 2021, $0.04 for 2020 and $0.12 for 2019. Additionally, we benefit from tax incentives in Puerto Rico resulting in income tax savings of $27 million for 2021, $30 million for 2020 and immaterial amounts for 2019. The impact on Net income (loss) per common share - assuming dilution was $0.02 for 2021 and 2020, and less than $0.01 for 2019.

As of December 31, 2021, we had $255 million of gross unrecognized tax benefits, of which a net $177 million, if recognized, would affect our effective tax rate. As of December 31, 2020, we had $261 million of gross unrecognized tax benefits, of which a net $183 million, if recognized, would affect our effective tax rate. As of December 31, 2019, we had $455 million of gross unrecognized tax benefits, of which a net $355 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Beginning Balance	$261	$455	$427
Additions based on positions related to the current year	8	28	30
Additions based on positions related to prior years	41	6	45
Reductions for tax positions of prior years	(36)	(186)	(34)
Settlements with taxing authorities	(2)	(27)	(4)
Statute of limitation expirations	(17)	(15)	(9)
Ending Balance	$255	$261	$455
We are subject to U.S. Federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2016 and substantially all material state and local income tax matters through 2010. We have concluded all foreign income tax matters through 2013, with the exception of issues for Italy, which have concluded through 2002.

In 2020, we received notification from the IRS regarding the examination of our 2014 through 2016 tax years stating that the Joint Committee on Taxation completed its review, and the IRS examination was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $91 million to release the reserves related to these years. We received a refund of $62 million from the IRS reflecting the net balance of amounts owed to us by the IRS after consideration of tax and interest due for these years.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $43 million accrued for gross interest and penalties as of December 31, 2021 and $41 million as of December 31, 2020. Net tax expense related to interest and penalties was immaterial in 2021, 2020 and 2019. The increase in our net tax expense related to interest and penalties as of December 31, 2021, as compared to December 31, 2020, is related to reaching settlements with the taxing authorities.

It is reasonably possible that within the next 12 months we will resolve transactional-related issues with foreign and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $54 million.

For the year ended December 31, 2017, we were required under the TCJA to calculate a one-time transition tax based on our total post-1986 foreign subsidiaries' earnings and profits (E&P) that we previously deferred from U.S. income taxes. As a result of various audit activities, the revised amount of transition tax was approximately $938 million as of December 31, 2021 as compared to $939 million as of December 31, 2020. We anticipate offsetting this liability against existing tax attributes reducing the required payment to approximately $590 million, which will be remitted over an eight-year period. We have begun remitting the required installment payments, with a balance remaining of $430 million as of December 31, 2021. In addition, we have provided for U.S. state income taxes of $19 million on all U.S. dollar-denominated E&P accumulated through December 31, 2017, which constitutes the preponderance of our foreign subsidiaries' accumulated E&P through December 31, 2017. We intend to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of December 31, 2017, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings and additional outside basis difference in these entities is not practicable.

We are subject to a territorial tax system under the TCJA, in which we are required to provide for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. We have established an accounting policy election to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense.

Economic stimulus legislation has been enacted in many countries in response to the COVID-19 pandemic. In the U.S., the CARES Act was signed into law on March 27, 2020 and provided an estimated $2.2 trillion in COVID-19 pandemic related relief, and included tax relief and government loans, subsidies and other relief for entities in affected industries. While we did not apply for government loans, we took advantage of the benefits offered in multiple jurisdictions, including the U.S. provision allowing taxpayers to defer payment of the employer portion of certain payroll taxes through the end of 2020. This allowed us to preserve cash generated from operations to service our debt obligations and other near-term commitments.
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

Our accrual for legal matters that are probable and estimable was $548 million as of December 31, 2021 and $569 million as of December 31, 2020 and includes certain estimated costs of settlement, damages and defense. We recorded litigation-related net charges of $430 million in 2021, primarily related to ongoing litigation associated with our transvaginal surgical mesh products principally in the U.S. and Australia, as well as anticipated legal fees to defend certain other legal matters. We increased the accrual associated with transvaginal mesh claims to account for increased settlement and litigation activity related to the remaining cases and claims we face, our revision of the per-case settlement amount for these cases based on recent settlement and litigation activity and changes to our expectations regarding the rate of incoming cases and claims. These increases were partially offset by settlement payments, primarily associated with a coalition of state attorneys general. A portion of our legal accrual for transvaginal surgical mesh product claims is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $188 million as of December 31, 2021 and $208 million as of December 31, 2020. Refer to Note A – Significant Accounting Policies for additional information.

We recorded litigation-related net charges of $278 million in 2020, primarily related to transvaginal surgical mesh product litigation, inclusive of a reserve related to claims made by a coalition of state attorneys general, which has since been settled.

We recorded litigation-related net charges of $115 million in 2019, which included a net charge of $223 million, primarily related to litigation with Channel Medsystems, Inc., net charges of $40 million primarily related to transvaginal surgical mesh product liability litigation, and a gain of $148 million, which represents a portion of the total $180 million one-time settlement payment received from Edwards Lifesciences Corporation (Edwards) in January 2019. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) in our consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses. As such, a portion of the related gain from this settlement was recorded in Selling, general and administrative expenses in our consolidated statements of operations.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, Cook) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The Company seeks lost profits, a reasonable royalty and a permanent injunction. The case was transferred to the District Court for the Southern District of Indiana. Cook filed seven Inter Partes Review (IPR) requests with the U.S. Patent and Trademark Office (USPTO) against the four asserted patents. All IPRs have concluded, and Cook and the Company both appealed the Patent Office’s IPR decisions to the Federal Circuit Court of Appeals. On April 30, 2020, the U.S. Court of Appeals ruled that claims from two of the Company's patents remain valid, remanding two of the patents for further review by the USPTO's Patent Trial and Appeal Board. In November 2020, the Patent Office issued remand rulings invalidating several additional claims. The district court stayed the case pending the appeals court decision on the IPRs, which is now complete. The case is proceeding before the United States District Court for the Southern District of Indiana, with the Company asserting three patents against Cook. Trial is anticipated in February 2023.

On December 9, 2016, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement action against Nevro Corp. (Nevro) in United States District Court for the District of Delaware (16-cv-1163) alleging that ten U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro's Senza™ Spinal Cord Stimulation (SCS) System. The company seeks lost profits, a reasonable royalty and a permanent injunction. At a trial held in October and November 2021 regarding six of Boston Scientific's originally asserted patent claims, a jury granted Boston Scientific a monetary award, finding that each asserted claim is valid, that four of the six claims are infringed by Nevro, and that two of the claims are willfully infringed by Nevro.

On April 21, 2018, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement, theft of trade secrets and tortious interference with a contract action against Nevro in United States District Court for the District of Delaware (18-cv-664), and amended the complaint on July 18, 2018, alleging that nine U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ I and Senza™ II SCS Systems. On December 9, 2019, Nevro filed an answer and counterclaims, in which it alleged that our SCS systems infringe five Nevro patents. Nevro seeks lost profits, a reasonable royalty and a permanent injunction. No trial date has been set for the theft of trade secrets and patent counterclaims. The patent infringement claims from case 18-cv-664 were stayed pending IPRs. On January 6, 2021, the court stayed one of the patent infringement claims from case 16-cv-1163, such that it will proceed with the stayed patent infringement claims from case 18-cv-664.

On February 23, 2021, Nevro filed a complaint against the Company in the United States District Court for the District of Delaware (21-cv-258). The complaint alleges infringement of five Nevro patents by certain of the Company’s spinal cord stimulation systems. Nevro seeks lost profits, a reasonable royalty and a permanent injunction.

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc., served a lawsuit against us in the Western District of Texas. The complaint against us alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT is proceeding with its case against BSC in Delaware. Trial is scheduled for November 14, 2022.

Product Liability Litigation

As of January 26, 2022, in the United States, approximately 54,500 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. Outside the United States, approximately 2,700 cases or claims have been asserted, predominantly in Canada, the United Kingdom, Ireland and Australia. Plaintiffs generally seek monetary damages based on allegations of personal injury associated with the use of our transvaginal surgical mesh products, including design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.

As of January 26, 2022, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 52,500 cases and claims in the United States, adjusted to reflect the Company's analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 52,500 cases and claims, approximately 51,000 have met the conditions of the settlement and are final. In Canada, we have settled approximately 300 claims. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

As of January 26, 2022, the company is facing fewer than 300 pending cases and claims asserted in various jurisdictions in the United States. Outside the United States, the company is facing fewer than 90 cases and claims in the United Kingdom, Ireland and Canada. In Australia, two class actions were filed against the Company in in the first quarter of 2021. In the second quarter of 2021, one of these class actions was permanently stayed, while the other was allowed to proceed. The registration process for this Australian action closed on January 28, 2022. Complete registration information is not yet available but preliminary information indicates that approximately 2,250 women have completed registration forms alleging they received and were injured by Boston Scientific implants in Australia.

In April 2021 the Company's Board of Directors received a shareholder demand under section 220 of the Delaware General Corporation Law, for inspection of books and records. The Company has notified our insurer and retained counsel to respond to the demand.

On April 16, 2019, the U.S. Food and Drug Administration (FDA) ordered that all manufacturers of surgical mesh products indicated for the transvaginal repair of pelvic organ prolapse stop selling and distributing their products in the United States immediately, stemming from the FDA’s 2016 reclassification of these devices to class III (high risk) devices, and as a result, the Company ceased global sales and distribution of surgical mesh products indicated for transvaginal pelvic organ prolapse. In February 2021, the Multi-District Litigation (MDL) established in February 2012 by the United States Federal Courts was closed after all pending cases were dismissed or remanded to courts of primary jurisdiction.

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

We are currently named a defendant in 67 filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and actively selling in the fourth quarter of 2018. The plaintiffs assert they are entitled to monetary damages related to alleged injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of an additional 377 claims, none of which have been filed. As of January 26, 2022, we have entered into master settlement agreements in principle or are in the final stages of entering with certain plaintiffs' counsel to resolve approximately 200 cases.

Governmental Investigations and Qui Tam Matters

On December 1, 2015, the Brazilian governmental entity known as CADE (the Administrative Council of Economic Defense), served a search warrant on the offices of our Brazilian subsidiary, as well as on the Brazilian offices of several other major medical device makers who do business in Brazil, in furtherance of an investigation into alleged anti-competitive activity with respect to certain tender offers for government contracts. On June 20, 2017, CADE, through the publication of a “technical note,” announced that it was launching a formal administrative proceeding against Boston Scientific’s Brazilian subsidiary, Boston Scientific do Brasil Ltda. (BSB), as well as against the Brazilian operations of Medtronic, Biotronik and St. Jude Medical, two Brazilian associations, ABIMED and AMBIMO and 29 individuals for alleged anti-competitive behavior. Under applicable guidance, BSB could be fined a percentage of BSB’s 2016 gross revenues. In August 2021, the investigating commissioner issued a preliminary recommendation of liability against all of the involved companies, and also recommended that CADE impose fines and penalties. However, on October 25, 2021, the CADE Attorney General's office recommended dismissal of the charges and allegations against BSB and the individual BSB employees who were still individual defendants. The full Commission is considering this recommendation but has not yet issued its decision. We continue to deny the allegations, intend to defend ourselves vigorously and will appeal any decision of liability by the full Commission to the Brazilian courts. During such an appeal, the decision would have no force and effect, and the Court would consider the case without being bound by CADE’s decision.

Other Proceedings

On May 16, 2018, Arthur Rosenthal et al., filed a plenary summons against Boston Scientific Corporation and Boston Scientific Limited with the High Court of Ireland alleging that payments are due pursuant a transaction agreement regarding Labcoat Limited, a company Boston Scientific purchased in 2008 that provided coating technology for drug-eluting stents. Labcoat seeks monetary damages related to an earn-out provision.

On December 4, 2020 Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On

December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Mariano Errichiello as the lead plaintiff. Under the terms of the Court-approved Scheduling Order, Counsel for Mr. Errichiello was required to file an Amended Complaint on or before June 4, 2021, which they did. The Amended Complaint seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. In response, the Company brought a Motion to Dismiss the Amended Complaint which it filed on July 19, 2021, and argued on November 19, 2021. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it was conducting an investigation related to the Company’s decision to retire the LOTUS System, and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company cooperated fully with the requests, and on January 3, 2022, the SEC informed us that it was concluding its investigation and that it did not intend to recommend an enforcement action. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund and Diane Nachbaur, two stockholders of the Company, on July 26, 2021, and July 29, 2021, respectively, each demanding access to certain books and records of the Company, pursuant to 8 Delaware Section 220, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items.

Matters Concluded Since December 31, 2020

On February 23, 2015, a judge for the Court of Modena (Italy) ordered a trial for Boston Scientific and three of its employees, as well as numerous other defendants charged in criminal proceedings. The charges arose from allegations that the defendants made improper donations to certain healthcare providers and other employees of the Hospital of Modena in order to induce them to conduct unauthorized clinical trials, as well as related government fraud in relation to the financing of such clinical trials. A trial began on February 24, 2016. On November 10, 2017, the Court issued a ruling that convicted one Boston Scientific employee but acquitted two others and levied a fine of €245 thousand against us and imposed joint and several civil damages of €620 thousand on all defendants. We continued to deny these allegations, and timely appealed the decision on May 10, 2018. On November 9, 2020, the Court of Appeal in Bologna reversed the judgements against Boston Scientific and its employee and acquitted them of all charges. This judgment of acquittal became final as to the Company and its employee on April 15, 2021 when the prosecution chose not to appeal.

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

On May 5, 2014, we were served with a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena sought information related to the launch of the Cognis™ CRT-D and Teligen™ ICD line of devices in 2008, the performance of those devices from 2007 to 2009 and the operation of our Physician Guided Learning Program. We cooperated with this request. On May 6, 2016, a qui tam lawsuit in this matter was unsealed in the United States District Court for the District of Minnesota. At the same time, we learned that the U.S. federal government and the State of

California had earlier declined to intervene in that lawsuit on April 15, 2016. The complaint was served on us on July 21, 2016. On October 7, 2016, the plaintiff/relator served an amended complaint that dropped the allegations relating to our Physician Guided Learning Program. We filed a motion to dismiss the amended complaint on December 7, 2016 and the court heard our motion to dismiss on April 5, 2017. On August 29, 2017, the Court granted the motion to dismiss, without prejudice and on September 19, 2017, the relator filed a Second Amended Complaint. We filed a motion to dismiss the Second Amended Complaint on October 10, 2017 and the Court denied that motion on December 13, 2017. On July 31, 2018, the relator filed a motion seeking leave to file a Third Amended Complaint. The Court denied the motion on October 30, 2018. In February 2021, we filed a motion for summary judgment, which the relator opposed, and on August 13, 2021, the Court granted the motion in its entirety. Subsequently, the parties resolved the matter, effective October 4, 2021, and the matter is now concluded. The resolution did not result in any material liability to the Company.

On November 2, 2020, Koninklijke Philips N.V. and IP2IPO Innovations, Ltd. (Philips) served a complaint against the Company in the United States District Court for the District of Delaware. The complaint alleged that certain BSC cardiovascular diagnostic devices infringed six Philips patents. The parties have settled the dispute through a confidential settlement agreement.

On April 18, 2019, Blue Cross & Blue Shield of Louisiana and HMO Louisiana, Inc., alleged indirect purchasers of ZYTIGA™, filed a class action complaint against Janssen Biotech, Inc, Janssen Oncology, Inc, Janssen Research & Development, LLC and BTG International Limited in the United States District Court for the Eastern District of Virginia. The complaint alleges that the defendants violated the Sherman Act and the antitrust and consumer protections laws of several states by pursuing patent litigation relating to ZYTIGA™ in order to delay generic entry. On June 21, 2019, the case was transferred to the United States District Court for the District of New Jersey and has been consolidated with similar complaints. On October 27, 2021, the court granted BTG and Janssen's motion to dismiss all claims in the indirect purchaser action.

On December 21, 2017, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 29 states, and the District of Columbia. The complaint, which was filed in the United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct government sales and government-funded drug reimbursement programs. The case has been transferred to United States District Court for the District of New Jersey. On June 20, 2019, the complaint was amended to include BTG International Limited as a defendant. In May 2020, a class action complaint was filed in New Jersey federal court against Janssen and BTG by a direct purchaser of Zytiga on behalf of similarly situated entities. The complaint was amended in February 2021 and alleges that BTG and Janssen violated antitrust laws by attempting to enforce certain patents against potential generic competitors. On October 12, 2021, the court granted BTG and Janssen’s motion to compel arbitration in the direct purchaser action and stayed all direct purchaser proceedings. On December 17, 2021, the court granted BTG’s motion to dismiss the qui tam action. On January 10, 2022, the court granted the parties’ stipulation of dismissal with prejudice as to the claims of the direct purchaser plaintiff, whose claims had been stayed in the October 12, 2021, order compelling arbitration.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2021, our MCPS had an aggregate liquidation preference of $1.006 billion.

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

During 2021, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared and we paid quarterly cash dividends of $1.3750 per MCPS share to holders, representing dividend periods through November 2021. On February 1, 2022, the Committee declared a cash dividend of $1.3750 per MCPS share to holders of our MCPS as of February 15, 2022, representing a dividend period from December 2021 through February 2022. We have presented cumulative, unpaid dividends within Accrued expenses within our consolidated balance sheets as of December 31, 2021.

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

On May 27, 2020, we completed an offering of 29,382,500 shares of common stock at a public offering price of $34.25 per share. The net proceeds from the common stock offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds from the May 27, 2020 MCPS and common stock offerings to repay remaining amounts outstanding under the April 2021 Term Loan and to pay related fees, expenses and premiums as discussed in Note F – Contractual Obligations and Commitments. The remaining proceeds were used for general corporate purposes.
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
On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 share repurchase program) and as of December 31, 2021, we had the full amount remaining available under the 2020 share repurchase program.
We did not repurchase any shares of our common stock during 2021. There were approximately 263 million shares in treasury as of December 31, 2021 and December 31, 2020.

NOTE M – STOCK INCENTIVE AND PURCHASE PLANS

Employee and Director Stock Incentive Plans

In 2020, our Board of Directors and stockholders approved amendments to our 2011 Long-Term Incentive Plan effective October 1, 2020 (Amended and Restated 2011 LTIP), authorizing for issuance up to 171 million shares of our common stock. The Amended and Restated 2011 LTIP covers officers, directors, employees and consultants and provides for the grant of restricted or unrestricted common stock, restricted stock units (RSUs), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based RSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 180 million as of December 31, 2021. The Executive Compensation and Human Resources Committee (the Committee) of the Board of Directors, consisting of independent, non-employee directors may authorize the issuance of common stock and cash awards under the Amended and Restated 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.

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

The following presents the impact of stock-based compensation on our consolidated statements of operations:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Cost of products sold	$11	$9	$8
Selling, general and administrative expenses	147	130	120
Research and development expenses	36	30	28
	194	170	157
Income tax (benefit) expense	(29)	(28)	(24)
	$165	$142	$133
Net impact per common share - basic	$0.12	$0.10	$0.10
Net impact per common share - assuming dilution	$0.12	$0.10	$0.09

Stock Options

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2021			2020			2019
Options granted (in thousands)	3,822			3,819			2,992
Weighted-average exercise price	$37.69			$41.79			$40.20
Weighted-average grant-date fair value	$10.77			$10.44			$11.76
Black-Scholes Assumptions
Expected volatility	29%			23%			24%
Expected term (in years, weighted)	5.9			5.8			6.1
Risk-free interest rate	0.66%	-	1.20%	0.27%	-	1.72%	1.38%	-	2.61%

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

Information related to stock options under stock incentive plans are as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	25,304	$16
Granted	2,992	40
Exercised	(4,872)	12
Cancelled/forfeited	(359)	24
Outstanding as of December 31, 2019	23,065	$19
Granted	3,819	42
Exercised	(3,096)	13
Cancelled/forfeited	(666)	27
Outstanding as of December 31, 2020	23,122	$24
Granted	3,822	38
Exercised	(4,796)	13
Cancelled/forfeited	(699)	26
Outstanding as of December 31, 2021	21,448	$29	5.9	296
Exercisable as of December 31, 2021	13,248	23	4.5	263
Expected to vest as of December 31, 2021	7,893	38	8.3	32
Total vested and expected to vest as of December 31, 2021	21,141	$29	5.9	$295
The total intrinsic value of stock options exercised was $137 million in 2021, $84 million in 2020 and $140 million in 2019.

Non-Vested Stock

We value RSAs, RSUs and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2018	12,683	$22
Granted	3,656	39
Vested(1)	(4,811)	20
Forfeited	(449)	27
Balance as of December 31, 2019	11,079	$29
Granted	3,609	41
Vested(1)	(4,147)	25
Forfeited	(554)	34
Balance as of December 31, 2020	9,987	$34
Granted	4,240	$39
Vested(1)	(3,823)	$31
Forfeited	(658)	36
Balance as of December 31, 2021	9,745	$37
(1)The number of shares vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of shares that vested was approximately $148 million in 2021, $172 million in 2020 and $193 million in 2019.

Market-based RSU and DSU Awards

During 2021, we granted market-based RSU awards, and in 2020 and 2019, we granted market-based DSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total stockholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Healthcare Index over a three-year performance period. The number of RSUs and DSUs ultimately granted under this program range from 0 percent to 200 percent of the target number awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout the three-year performance period to attain the full amount of the market-based RSU's and DSUs that satisfied the market performance criteria.

We determined the fair value of the market-based RSU and DSU awards to be approximately $11 million for 2021, $8 million for 2020 and $10 million for 2019. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2021	2020	2019
	Awards	Awards	Awards
Stock price on date of grant	$37.50	$42.16	$40.12
Measurement period (in years)	2.9	2.9	2.9
Risk-free rate	0.20%	1.37%	2.48%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Free Cash Flow Performance-based RSU and DSU Awards

During 2021, we granted free-cash flow performance-based RSU awards, and in 2020 and 2019, we granted free-cash flow performance-based DSU awards to certain members of our senior management team. The attainment of these performance-based RSUs and DSUs is based on our adjusted free cash flow (AFCF) measured against our goal set by the Executive Compensation and Human Resources Committees of our Board, based on our internal annual financial plan performance for AFCF. AFCF is measured over a one-year performance period beginning January 1st of each year and ending December 31st. The number of RSUs and DSUs ultimately granted under this program range from 0 percent to 150 percent of the target number of performance-based RSUs and DSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based RSUs and DSUs that satisfied the performance criteria.

The following table presents our assumptions used in determining the fair value of our AFCF awards currently expected to vest as of December 31, 2021:

	2021 AFCF	2020 AFCF	2019 AFCF
Fair value, net of forfeitures to date (in millions)	$12	$6	$8
Achievement of target payout	131%	89%	90%
Year-end stock price used in determining fair value	$42.48	$35.95	$45.22

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

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately five percent to all unvested stock-based awards as of December 31, 2021, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually or more frequently if there are significant changes in circumstances and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost

We expect to recognize the following future expense for awards outstanding as of December 31, 2021:

	Unrecognized Compensation Cost (in millions) (1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$36
Non-vested stock awards	178
	$214	1.7
(1)Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plans

Our global employee stock purchase plan provides for the granting of options to purchase up to 50 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2021, there were approximately 4 million shares available for future issuance under the employee stock purchase plan. We temporarily suspended our global employee stock purchase plan for the offering period for the second half of 2020 due to cost-savings initiatives in response to the COVID-19 pandemic and resumed the plan beginning with the offering period for the first half of 2021.

Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

	Year Ended December 31,
	2021			2020	2019
Shares issued or to be issued (in thousands)	2,578			1,387	2,196
Range of purchase prices	$29.98	-	$36.11	$29.84	$29.29	-	$36.47
Expense recognized (in millions)	$24			$10	$19

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.
NOTE N – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2021	2020	2019
Weighted average shares outstanding - basic	1,422.3	1,416.7	1,391.5
Net effect of common stock equivalents	11.5	—	19.0
Weighted average shares outstanding - assuming dilution	1,433.8	1,416.7	1,410.6

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been antidilutive:

	Year Ended December 31,
(in millions)	2021	2020	2019
Common stock equivalents(1)	n/a	14	n/a
Stock options outstanding(2)	3	6	0
MCPS(3)	24	14	n/a
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

In 2021 and 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating Net income (loss) available to common stockholders.

NOTE O – SEGMENT REPORTING

Our core businesses are organized into three reportable segments: MedSurg, Rhythm and Neuro, and Cardiovascular, which represent an aggregation of our operating segments that generate revenues from the sale of medical devices. We measure and evaluate our reportable segments based on net sales of reportable segments, operating income of reportable segments, excluding intersegment profits, and operating income of reportable segments as a percentage of net sales of reportable segments. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), certain investment portfolio net losses (gains) and EU Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes in our consolidated statements of operations and are included in the reconciliation below.

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales and income (loss) before income taxes include Specialty Pharmaceuticals up to the date of the closing of the transaction.

In the first quarter of 2022, we are reorganizing our operational structure in order to strengthen our category leadership in the markets we serve, and, in particular, benefit our Cardiology customers and patients. Following the reorganization, we will aggregate our core businesses into two reportable segments: MedSurg and Cardiovascular.

A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows (in millions, except percentages):

	Year Ended December 31,
Net sales	2021	2020	2019
MedSurg	$3,724	$3,066	$3,307
Rhythm and Neuro	3,293	2,752	3,140
Cardiovascular	4,858	3,876	4,208
Total net sales of reportable segments	11,875	9,694	10,654
All other (Specialty Pharmaceuticals)	13	219	$81
Consolidated net sales	$11,888	$9,913	$10,735

	Year Ended December 31,
Depreciation expense	2021	2020	2019
MedSurg	$81	$80	$75
Rhythm and Neuro	104	96	92
Cardiovascular	167	154	138
Total depreciation expense of reportable segments	352	330	306
All other (Specialty Pharmaceuticals)	—	$3	$6
Consolidated depreciation expense	$352	$333	$311

	Year Ended December 31,
Income (loss) before income taxes	2021	2020	2019
MedSurg	$1,399	$1,079	$1,204
Rhythm and Neuro	607	439	666
Cardiovascular	1,448	661	1,137
Total operating income of reportable segments	3,454	2,179	3,007
All other (Specialty Pharmaceuticals)	4	143	56
Unallocated amounts:
Corporate expenses, including hedging activities	(447)	(405)	(264)
Goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU Medical Device Regulation (MDR) implementation costs	(1,070)	(1,208)	(582)
Amortization expense	(741)	(789)	(699)
Operating income (loss)	1,199	(80)	1,518
Other income (expense), net	(123)	1	(831)
Income (loss) before income taxes	$1,076	$(79)	$687

Operating income of reportable segments as a percentage of net sales of reportable segments	Year Ended December 31,
	2021	2020	2019
MedSurg	37.6%	35.2%	36.4%
Rhythm and Neuro	18.4%	15.9%	21.2%
Cardiovascular	29.8%	17.1%	27.0%

	As of December 31,
Total assets	2021	2020
MedSurg	$1,794	$1,638
Rhythm and Neuro	1,981	1,827
Cardiovascular	2,821	2,461
Total assets of reportable segments	6,595	5,926
All other (Specialty Pharmaceuticals)	—	1,133
Goodwill	11,988	9,951
Other intangible assets, net	6,121	5,917
All other corporate assets	7,525	7,850
	$32,229	$30,777

Following the announcement of our plan to sell our Specialty Pharmaceuticals business, as of December 31, 2020, we classified the assets and liabilities of our Specialty Pharmaceuticals business (disposal group) as held for sale within our consolidated balance sheet at their respective carrying values, which approximated fair value, less costs to sell. Accordingly, the total assets of the Specialty Pharmaceuticals business as of December 31, 2020 reflected above include goodwill and intangible assets attributable to the disposal group that were not previously allocated to our reportable segments.

	As of December 31,
Long-lived assets	2021	2020	2019
U.S.	$1,190	$1,151	$1,148
Ireland	436	382	327
Other countries	625	551	604
Property, plant and equipment, net	2,252	2,084	2,079
Goodwill	11,988	9,951	10,176
Other intangible assets, net	6,121	5,917	7,886
Operating lease right-of-use assets in Other long-term assets	435	458	336
	$20,795	$18,409	$20,477

NOTE P – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes in our consolidated statements of operations. The following tables disaggregate our revenue from contracts with customers by business and geographic region (in millions):

	Year Ended December 31,
	2021			2020			2019
Businesses	U.S.	OUS	Total	U.S.	OUS	Total	U.S.	OUS	Total
Endoscopy	$1,222	$919	$2,141	$1,000	$780	$1,780	$1,080	$814	$1,894
Urology and Pelvic Health	1,120	463	1,583	918	368	1,286	1,005	408	1,413
Cardiac Rhythm Management	1,214	805	2,019	992	712	1,704	1,135	804	1,939
Electrophysiology	128	237	365	118	169	287	148	180	329
Neuromodulation	713	196	909	610	151	761	695	178	873
Interventional Cardiology	1,508	1,530	3,038	981	1,317	2,299	1,293	1,522	2,816
Peripheral Interventions	996	824	1,820	888	689	1,577	741	651	1,392
Specialty Pharmaceuticals	10	4	13	193	27	219	70	11	81
Net Sales	$6,911	$4,978	$11,888	$5,701	$4,212	$9,913	$6,167	$4,569	$10,735

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales and income (loss) before income taxes include Specialty Pharmaceuticals up to the date of the closing of the transaction.

	Year Ended December 31,
Geographic Regions	2021	2020	2019
U.S.	$6,901	$5,508	$6,097
EMEA (Europe, Middle East and Africa)	2,518	2,097	2,264
APAC (Asia-Pacific)	2,070	1,781	1,898
LACA (Latin America and Canada)	386	307	395
Medical Devices	11,875	9,694	10,654
U.S.	10	193	70
International	4	27	11
Specialty Pharmaceuticals	13	219	81
Net Sales	$11,888	$9,913	$10,735

Emerging Markets(1)	$1,429	$1,138	$1,282
(1)    We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2021, modified our list to include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. We have revised prior period amounts to conform to the current year's presentation.

Contract liabilities are classified within Other current liabilities and Other long-term liabilities in our accompanying consolidated balance sheets. Our deferred revenue balance was $484 million as of December 31, 2021 and $395 million as of December 31, 2020. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiac Rhythm Management (CRM) business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $159 million in 2021 that was included in the above contract liability balance as of December 31, 2020. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

Refer to Note A – Significant Accounting Policies for additional information on our accounting policies relating to revenue recognition.

NOTE Q – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of Other comprehensive income, net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	12	208	8	228
(Income) loss amounts reclassified from accumulated other comprehensive income	(137)	(38)	3	(173)
Total other comprehensive income (loss)	(125)	170	11	56
Balance as of December 31, 2021	$93	$206	$(36)	$263

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2019	$142	$173	$(45)	$270
Other comprehensive income (loss) before reclassifications	95	(77)	(5)	13
(Income) loss amounts reclassified from accumulated other comprehensive income	(19)	(60)	3	(76)
Total other comprehensive income (loss)	76	(137)	(1)	(63)
Balance as of December 31, 2020	$218	$36	$(47)	$207

Refer to Note E – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in 2021 and in 2020.

NOTE R – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements.

Accounting Standards Implemented in 2021

ASC Update No. 2021-08

In October 2021, the FASB issued ASC Update No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in Update No. 2021-08 improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. Update No. 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We adopted Update No. 2021-08 in the fourth quarter of 2021. We applied the amendments retroactively to all business combinations that we completed during 2021. The adoption did not have a material impact on our financial position or results of operations.

ASC Update No. 2020-10

In October 2020, the FASB issued ASC Update No. 2020-10, Codification Improvements. Update No. 2020-10 amends a wide variety of Topics in the Codification in order to improve the consistency of the Codification and the application thereof, while leaving Generally Accepted Accounting Principles unchanged. We adopted Update No. 2020-10 in the first quarter of 2021. The adoption did not have a material impact on our financial position or results of operations.

ASC Update No. 2020-06

In August 2020, the FASB issued ASC Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in Update No. 2020-06 simplify the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity’s own equity. We adopted Update No. 2020-06 in the first quarter of 2021. The adoption did not have a material impact on our financial position or results of operations.

ASC Update No. 2019-12

In December 2019, the FASB issued ASC Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The purpose of Update No. 2019-12 is to continue the FASB’s Simplification Initiative to reduce complexity in accounting standards. The amendments in Update No. 2019-12 simplify the accounting for income taxes by removing certain exceptions related to the incremental approach for intraperiod tax allocation, the requirement to recognize or derecognize deferred tax liabilities related to equity method investments that are also foreign subsidiaries, and the methodology for calculating income taxes in an interim period. In addition to removing these exceptions, Update No. 2019-12 also clarifies and simplifies other aspects of the accounting for income taxes. We adopted Update No. 2019-12 in the first quarter of 2021. The adoption did not have a material impact on our financial position or results of operations.

Standards to be Implemented

ASC Update No. 2021-05

In July 2021, the FASB issued ASC Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in Update No. 2021-05 revise lessor lease classification guidance and require accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. Update No. 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We have the option to apply the amendments retrospectively to leases that commenced or were modified on or after the adoption of FASB ASC Topic 842, or prospectively. The adoption did not have a material impact on our financial position or results of operations.

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

We also maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and other key contributors. Participants may retire with benefits once retirement conditions have been satisfied.

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

Information about the U.K. Plan presented below is as of the December 31, 2021 and 2020 measurement dates.

Other International Retirement Plans

In addition, we maintain retirement plans covering certain international employees.

We use a December 31 measurement date for these plans and record the net unfunded and underfunded portion as a liability within non-current liabilities, with the current portion within accrued expenses, on the consolidated balance sheets, recognizing changes primarily through OCI. As of December 31, 2021 and 2020, the funded status of our plans were unfunded or underfunded in aggregate. The outstanding obligation is as follows:

	As of December 31, 2021
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$56	$59	$—	$59
U.K. Plan	209	209	205	3
Other International Retirement Plans	214	234	130	103
	$478	$502	$336	$166

	As of December 31, 2020
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$54	$58	$—	$58
U.K. Plan	226	226	223	3
Other International Retirement Plans	225	247	132	115
	$506	$532	$355	$177

A rollforward of the changes in the PBO for our retirement plans is as follows:

	Year Ended December 31,
(in millions)	2021	2020
Beginning obligations	$532	$488
Acquired plans	4	—
Service costs	17	19
Interest costs	3	5
Actuarial (gain) loss	(7)	22
Plan amendments and assumption changes	(6)	(5)
Benefits paid	(22)	(23)
Impact of foreign currency fluctuations	(20)	26
Ending obligation	$502	$532

The critical assumptions associated with our employee retirement plans for 2021 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return on Plan	Weighted Average Rate of Compensation Increase(1)

Domestic Retirement Plans	2.40%	n/a	1.50%
U.K. Plan	0.70%	0.70%	n/a
Other International Retirement Plans	0.82%	2.16%	2.60%
(1)    Rates of compensation increase were not weighted by relative fair value. As such, the amount represents the median of the inputs and is not a weighted average.

The critical assumptions associated with our employee retirement plans for 2020 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return on Plan	Weighted Average Rate of Compensation Increase(1)
Domestic Retirement Plans	1.90%	n/a	1.50%
U.K. Plan	0.10%	0.10%	n/a
Other International Retirement Plans	0.67%	1.98%	2.40%
(1)    Rates of compensation increase were not weighted by relative fair value. As such, the amount represents the median of the inputs and is not a weighted average.

A rollforward of the changes in the fair value of plan assets for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2021	2020
Beginning fair value	$355	$332
Acquired plans	1	—
Actual return on plan assets	5	2
Employer contributions	12	12
Participant contributions	2	2
Actuarial gain (loss)	(4)	14
Benefits paid	(22)	(23)
Impact of foreign currency fluctuations	(13)	16
Ending fair value	$336	$355

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

For our U.K. Plan, we utilize the insurance buy-in methodology and base our discount rate on a yield curve reflective of the market pricing obtained in the most recent buy-in transaction, which occurred prior to the acquisition of BTG, and movements in market-observed buy-in pricing as of December 31, 2021. We believe this is a reasonable proxy for an effective settlement rate of the buy-in assets. The discount rate is calculated as the single equivalent assumption that gives the same value of the liabilities as if the figures were calculated using the full yield curve. We assume that all pension increases will continue to be linked to the Retail Price Inflation (RPI), both before and after retirement, for all members, with the exception of post-88 Guaranteed Minimum Pensions (GMP), which will be based on Consumer Price Inflation (CPI). We base our rate of expected return on plan assets as equal to the discount rate used to value the buy-in assets. The U.K. Plan assets' investment policy is to invest in fully matching assets. This has been achieved through the purchase of two buy-in policies (Buy-in contracts), which provide payments designed to equal all future benefit payments due from the fund. As of December 31, 2021, the Buy-in contracts represented 100 percent of the total plan assets, as compared to the target percentage of 100 percent, and are considered Level 3 investments. As of December 31, 2020, the Buy-in contracts represented 100 percent of the total plan assets.

The following table presents the fair value hierarchy of the U.K. Plan assets measured at fair value as of December 31, 2021:

	As of
	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Buy-in contracts	$—	$—	$205	$205
Total assets	$—	$—	$205	$205

The following table presents the fair value hierarchy of the U.K. Plan assets measured at fair value as of December 31, 2020:

	As of
	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Total
Buy-in contracts	$—	$—	$223	$223
Total assets	$—	$—	$223	$223

Changes in the fair value of the U.K. Plan Level 3 assets were as follows:

(in millions)	Buy-in Contracts
Balance as of December 31, 2020	$223
Actual return on plan assets	—
Actuarial gain (loss)	(5)
Transfers out for benefits paid	(11)
Impact of foreign currency fluctuations	(2)
Balance as of December 31, 2021	$205

Expected benefit payments are estimated based on the same assumptions used in determining our benefit obligation as of December 31, 2021. Actual benefit payments will depend on future employment and compensation, average years employed and average life spans, in addition to other factors. Changes in any of these factors could significantly impact these estimated future benefit payments. Benefit payments expected to be paid during the next ten years for our Domestic Retirement Plans, our U.K. Plan and our Other International Retirement Plans are as follows:

(in millions)	Post Retirement Benefits
2022	$20
2023	21
2024	16
2025	22
2026	23
2027-2031	109

Defined Contribution Plan

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $118 million in 2021, $102 million in 2020 and $98 million in 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2021, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s annual report on our internal control over financial reporting is contained in Item 7 of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of Ernst & Young LLP on our internal control over financial reporting is contained in Item 7 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Further, while many of our employees worked remotely to adhere to COVID-19 social distancing requirements, this did not affect our ability to maintain financial reporting systems, internal controls over financial reporting or disclosure controls and procedures. Prior to the COVID-19 pandemic, we were leveraging electronic tools to facilitate our global close process and to connect our physically dispersed team of finance professionals in offices around the world. While the quarterly close cycle was performed remotely, fundamentally, the work performed, and the processes and controls executed did not change.
During 2022, we will begin a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. As the phased implementation occurs, it may result in changes to our processes and procedures which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, (PCAOB ID 42).
The information required by this Item is set forth in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2021 and is incorporated into this Annual Report on Form 10-K by reference.

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

4.24
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

10.134
Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 13, 2021, File No. 1-11083)

10.135
Boston Scientific Corporation 2022 Annual Bonus Plan, effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 23, 2021, File No. 001-11083).#

10.136
Boston Scientific Corporation 2022 Total Shareholder Return Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 23, 2021, File No. 001-11083).#

10.137	Boston Scientific Corporation 2022 Free Cash Flow Performance Share Program (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K filed November 23, 2021, File No. 001-11083).#

21*	List of Boston Scientific's subsidiaries as of January 31, 2022.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2022	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 23, 2022	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 23, 2022	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 23, 2022	By:	/s/ Jonathan R. Monson

Jonathan R. Monson
Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 23, 2022	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 23, 2022	By:	/s/ Charles J. Dockendorff

Charles J. Dockendorff
Director

Dated: February 23, 2022	By:	/s/ Yoshiaki Fujimori

Yoshiaki Fujimori
Director

Dated: February 23, 2022	By:	/s/ Donna A. James

Donna A. James
Director

Dated: February 23, 2022	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 23, 2022	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 23, 2022	By:	/s/ John E. Sununu

John E. Sununu
Director

Dated: February 23, 2022	By:	/s/ David S. Wichmann

David S. Wichmann
Director

Dated: February 23, 2022	By:	/s/ Ellen M. Zane

Ellen M. Zane
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Year	Cumulative effect adjustment for adoption of ASU 2016-13 (a)	Credit loss exposure (a)	Write-offs (c)	Balance at End of Year
Year Ended December 31, 2021:
Allowances for credit losses	$105	n/a	28	(25)	$108
Year Ended December 31, 2020:
Allowances for credit losses (b)	$74	10	49	(27)	$105
Year Ended December 31, 2019:
Allowances for uncollectible accounts	$68	n/a	23	(17)	$74
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