Form 10-Q
period 2022-03-31
BOSTON SCIENTIFIC CORP
filed 2022-05-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of April 29, 2022 was 1,429,571,199.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021

Net sales	$3,026	$2,752
Cost of products sold	955	894
Gross profit	2,071	1,858

Operating expenses:
Selling, general and administrative expenses	1,060	1,019
Research and development expenses	319	276
Royalty expense	12	12
Amortization expense	198	185
Contingent consideration net expense (benefit)	12	(6)
Restructuring net charges (credits)	4	5
Litigation-related net charges (credits)	—	4
Gain on disposal of businesses and assets	—	(6)
	1,605	1,488
Operating income (loss)	466	370

Other income (expense):
Interest expense	(279)	(82)
Other, net	(31)	37
Income (loss) before income taxes	156	325
Income tax expense (benefit)	45	(16)
Net income (loss)	110	341
Preferred stock dividends	(14)	(14)
Net income (loss) available to common stockholders	$97	$327

Net income (loss) per common share — basic	$0.07	$0.23
Net income (loss) per common share — assuming dilution	$0.07	$0.23

Weighted-average shares outstanding
Basic	1,427.8	1,418.7
Assuming dilution	1,438.4	1,430.8

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$110	$341
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(64)	(83)
Net change in derivative financial instruments	23	129
Net change in defined benefit pensions and other items	—	1
Total other comprehensive income (loss)	(41)	47
Total comprehensive income (loss)	$69	$388

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$325	$1,925
Trade accounts receivable, net	1,866	1,778
Inventories	1,736	1,610
Prepaid income taxes	249	205
Other current assets	889	799
Total current assets	5,065	6,317
Property, plant and equipment, net	2,265	2,252
Goodwill	12,949	11,988
Other intangible assets, net	6,581	6,121
Deferred tax assets	4,102	4,142
Other long-term assets	1,375	1,410
TOTAL ASSETS	$32,337	$32,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$238	$261
Accounts payable	696	794
Accrued expenses	2,306	2,436
Other current liabilities	1,034	783
Total current liabilities	4,275	4,274
Long-term debt	9,067	8,804
Deferred income taxes	261	310
Other long-term liabilities	2,000	2,220

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,692,828,987 shares as of March 31, 2022 and 1,688,810,052 shares as of December 31, 2021	17	17
Treasury stock, at cost - 263,289,848 shares as of March 31, 2022 and December 31, 2021	(2,251)	(2,251)
Additional paid-in capital	20,043	19,986
Accumulated deficit	(1,296)	(1,392)
Accumulated other comprehensive income (loss), net of tax	222	263
Total stockholders’ equity	16,735	16,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,337	$32,229

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share data)	2022	2021
Preferred stock shares issued
Beginning	10,062,500	10,062,500
Preferred stock issuance	—	—
Ending	10,062,500	10,062,500
Common stock shares issued
Beginning	1,688,810,052	1,679,911,918
Common stock issuance	—	—
Impact of stock-based compensation plans	4,018,935	3,949,308
Ending	1,692,828,987	1,683,861,226

Preferred stock
Beginning	$—	$—
Preferred stock issuance	—	—
Ending	$—	$—
Common stock
Beginning	$17	$17
Common stock issuance	—	—
Impact of stock-based compensation plans	—	—
Ending	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)
Repurchase of common stock	—	—
Ending	$(2,251)	$(2,251)
Additional Paid-In Capital
Beginning	$19,986	$19,732
Impact of stock-based compensation plans	57	19
Ending	$20,043	$19,750
Accumulated Deficit
Beginning	$(1,392)	$(2,378)
Net income (loss)	110	341
Preferred stock dividends	(14)	(14)
Ending	$(1,296)	$(2,050)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$263	$207
Changes in other comprehensive income (loss)	(41)	47
Ending	$222	$254
Total stockholders' equity	$16,735	$15,719

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income (loss)	$110	$341
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on disposal of businesses and assets	—	(6)
Depreciation and amortization	274	268
Deferred and prepaid income taxes	(75)	(1)
Stock-based compensation expense	52	47
Net loss (gain) on investments and notes receivable	20	(37)
Contingent consideration net expense (benefit)	12	(6)
Inventory step-up amortization	17	8
Foreign exchange (gain) loss	9	2
Debt extinguishment costs	194	—
Other, net	11	22
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(66)	(117)
Inventories	(108)	(115)
Other assets	(140)	(128)
Accounts payable, accrued expenses and other liabilities	(368)	7
Cash provided by (used for) operating activities	(58)	284

Investing activities:
Purchases of property, plant and equipment and internal use software	(121)	(75)
Proceeds from sale of property, plant and equipment	8	4
Payments for acquisitions of businesses, net of cash acquired	(1,471)	(706)
Proceeds from divestiture of certain businesses and assets	5	801
Proceeds from royalty rights	19	22
Proceeds from (payments for) investments and acquisitions of certain technologies	(15)	25
Cash provided by (used for) investing activities	(1,574)	71

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(20)	(11)
Payments for royalty rights	(39)	(42)
Payments on short-term borrowings	(250)	—
Net increase (decrease) in commercial paper	223	—
Payments on long-term borrowings and debt extinguishment costs	(3,184)	—
Proceeds from long-term borrowings, net of debt issuance costs	3,271	—
Cash dividends paid on preferred stock	(14)	(14)
Cash used to net share settle employee equity awards	(46)	(46)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	52	18
Cash provided by (used for) financing activities	(6)	(95)

Effect of foreign exchange rates on cash	—	(3)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,639)	258
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,168	1,995
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$529	$2,253

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Three Months Ended March 31,
(in millions)	2022	2021
Supplemental Information
Stock-based compensation expense	$52	$47
Fair value of contingent consideration recorded in purchase accounting	—	219
Non-cash impact of transferred royalty rights	(19)	(22)

	As of March 31,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2022	2021
Cash and cash equivalents	$325	$2,016
Restricted cash and restricted cash equivalents included in Other current assets	146	184
Restricted cash equivalents included in Other long-term assets	59	53
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$529	$2,253

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

In the first quarter of 2022, we reorganized our operational structure in order to strengthen our category leadership in the markets we serve and, in particular, benefit our Cardiology customers and patients. Following the reorganization, we have aggregated our core businesses into two reportable segments: MedSurg and Cardiovascular, each of which generates revenues from the sale of medical devices. We have revised prior periods to conform to the current year presentation.

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

NOTE B – ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS

Our accompanying unaudited consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We completed one acquisition in the first quarter of 2022, and one acquisition and one divestiture in the first quarter of 2021. We have not presented supplemental pro forma financial information for completed acquisitions or divestitures given their results are not material to our accompanying unaudited consolidated financial statements. Further, transaction costs were immaterial to our accompanying unaudited consolidated financial statements and were expensed as incurred.

2022 Acquisition

On February 14, 2022, we completed our acquisition of Baylis Medical Company Inc. (Baylis Medical), a privately-held company which has developed the radiofrequency (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which will expand our electrophysiology and structural heart product portfolios. The transaction consisted of an upfront cash payment of $1.471 billion, net of cash acquired, subject to closing adjustments. We are integrating the Baylis Medical business into our Cardiology division.

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

(in millions)
Payment for acquisition, net of cash acquired	$1,471
$1,471

The preliminary purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$988
Amortizable intangible assets	657
Other assets acquired	113
Liabilities assumed	(280)
Net deferred tax liabilities	(8)
$1,471

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies and is not deductible for tax purposes.

We allocated a portion of the preliminary purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$622	11	11%
Other intangible assets	36	11	11%
	$657
2021 Acquisition

On March 1, 2021, we completed the acquisition of Preventice Solutions, Inc. (Preventice), a privately-held company which offers a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. The transaction consisted of an upfront cash payment of $925 million and up to an additional $300 million in a potential commercial milestone payment. We had been an investor in Preventice since 2015 and held an equity stake of approximately 22 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests, which resulted in a $195 million gain recognized within Other, net in the first quarter of 2021. The transaction price for the remaining stake consisted of an upfront cash payment of $706 million, net of cash acquired, and up to approximately $230 million in a potential additional revenue-based milestone payment. The Preventice business is being managed by our Cardiology division.

Purchase Price Allocation

We accounted for the acquisition of Preventice as a business combination, and in accordance with FASB ASC Topic 805, Business Combinations, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final purchase price was comprised of the following components:

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

In the first quarter of 2021, we recognized a $6 million Gain on disposal of businesses and assets associated with the transaction within our accompanying unaudited consolidated statements of operations. Refer to Note C – Assets and Liabilities Held for Sale to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first quarter of 2022 were as follows:

(in millions)
Balance as of December 31, 2021	$486
Contingent consideration net expense (benefit)	12
Contingent consideration payments	(41)
Balance as of March 31, 2022	$456

As of March 31, 2022, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was $964 million.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$147 million	Discounted Cash Flow	Discount Rate	1%	-	2%	1%
			Probability of Payment	80%	-	100%	92%
			Projected Year of Payment	2022	-	2024	2023
Revenue-based Payments	$308 million	Discounted Cash Flow	Discount Rate	4%	-	14%	6%
			Probability of Payment	100%			100%
			Projected Year of Payment	2022	-	2024	2022
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), regulatory and commercialization-based and revenue-based milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of March 31, 2022.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	March 31, 2022	December 31, 2021
Equity method investments	$226	$259
Measurement alternative investments(1)	165	142
Publicly-held securities(2)	8	10
Notes receivable	7	—
	$406	$412
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
(2)    Publicly-held securities are measured at fair value with changes in fair value recognized in Other, net within our accompanying unaudited consolidated statements of operations.

These investments are classified as Other long-term assets within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of March 31, 2022, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $237 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of March 31, 2022		As of December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,559	$(6,918)	$11,957	$(6,754)
Patents	489	(393)	494	(398)
Other intangible assets	1,946	(1,347)	1,900	(1,325)
Amortizable intangible assets	$14,994	$(8,659)	$14,351	$(8,476)

Goodwill	$22,849	$(9,900)	$21,888	$(9,900)

IPR&D	$126		$126
Technology-related	120		120
Indefinite-lived intangible assets	$246		$246
The increase in our balance of goodwill and intangible assets is primarily related to our acquisition of Baylis Medical completed in the first quarter of 2022.

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2021	$4,246	$7,741	$11,988
Impact of foreign currency fluctuations and other changes in carrying value	(2)	(24)	(27)
Goodwill acquired	—	988	988
As of March 31, 2022	$4,244	$8,705	$12,949

In the first quarter of 2022, we reorganized our operational structure in order to strengthen our category leadership in the markets we serve and, in particular, benefit our Cardiology customers and patients. Following the reorganization, we have aggregated our core businesses into two reportable segments: MedSurg and Cardiovascular, each of which generates revenues from the sale of medical devices. We have revised prior periods to conform to the current year presentation.

We did not record any goodwill or intangible asset impairment charges in the first quarter of 2022 or 2021. Refer to Note A – Basis of Presentation to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

NOTE D – HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through risk management programs which include the use of derivative and nonderivative financial instruments. We manage concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to individual counterparties and by actively monitoring counterparty credit ratings. We also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of March 31, 2022 and December 31, 2021, we designated as a net investment hedge a portion of our €900 million in aggregate principal amount of 0.625% euro-denominated senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

We also use forward currency contracts that are not part of designated hedging relationships as a part of our strategy to manage our exposure to currency exchange rate risk related to monetary assets and liabilities and related forecast transactions. These non-designated currency forward contracts have an original time to maturity consistent with the hedged currency transaction exposures, generally less than one year, and are marked-to-market with changes in fair value recorded to earnings within Other, net within our accompanying unaudited consolidated statements of operations.

Interest Rate Hedging Instruments

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

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of March 31, 2022 or December 31, 2021. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $10 million loss as of March 31, 2022 and a $24 million loss as of December 31, 2021.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2022	December 31, 2021
Forward currency contracts	Cash flow hedge	$3,897	$3,996
Forward currency contracts	Net investment hedge	493	493
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,022	3,892
Total Notional Outstanding		$9,409	$9,378
(1)    Foreign currency-denominated debt is the portion of the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of March 31, 2022 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next year. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2022
Forward currency contracts
Cash flow hedges	$45	$(10)	$35	Cost of products sold	$955	$(30)	$7	$(23)
Net investment hedges(2)	15	(3)	11	Interest expense	279	(2)	—	(2)
Foreign currency-denominated debt
Net investment hedges(3)	24	(5)	18	Other, net	31	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	279	14	(3)	11

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2021
Forward currency contracts
Cash flow hedges	$171	$(39)	$133	Cost of products sold	$894	$(6)	$1	$(5)
Net investment hedges(2)	52	(12)	40	Interest expense	82	(6)	1	(5)
Foreign currency-denominated debt
Net investment hedges(3)	48	(11)	37	Other, net	(37)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	82	1	—	1

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

As of March 31, 2022, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$159
Forward currency contracts	Net investment hedge	Interest expense	1
Interest rate derivative contracts	Cash flow hedge	Interest expense	(3)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2022	2021
Net gain (loss) on currency hedge contracts	Other, net	$(29)	$(1)
Net gain (loss) on currency transaction exposures	Other, net	21	(1)
Net currency exchange gain (loss)		$(9)	$(2)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		March 31, 2022	December 31, 2021
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$228	$183
Forward currency contracts	Other long-term assets	155	169
		384	352
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	38	42
Total Derivative and Nonderivative Assets		$422	$394

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$31	$32
Forward currency contracts	Other long-term liabilities	9	6
Foreign currency-denominated debt(2)	Long-term debt	988	1,011
		1,028	1,049
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	40	22
Total Derivative and Nonderivative Liabilities		$1,067	$1,071
(1)    We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2)    Foreign currency-denominated debt is the portion of the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge. A portion of this notional is subject to de-designation and re-designation based on changes in the underlying hedged item.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$25	$—	$—	$25	$1,632	$—	$—	$1,632
Publicly-held equity securities	8	—	—	8	10	—	—	10
Hedging instruments	—	422	—	422	—	394	—	394
Licensing arrangements	—	—	215	215	—	—	246	246
	$33	$422	$215	$670	$1,642	$394	$246	$2,282
Liabilities
Hedging instruments	$—	$1,067	$—	$1,067	$—	$1,071	$—	$1,071
Contingent consideration liability	—	—	456	456	—	—	486	486
Licensing arrangements	—	—	231	231	—	—	281	281
	$—	$1,067	$687	$1,754	$—	$1,071	$767	$1,838

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $25 million invested in money market funds and time deposits as of March 31, 2022 and $1.632 billion as of December 31, 2021, we held $299 million in interest-bearing and non-interest-bearing bank accounts as of March 31, 2022 and $293 million as of December 31, 2021.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions, Divestitures and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We maintain a financial asset and associated liability for our licensing arrangements measured at fair value in our accompanying unaudited consolidated balance sheets in accordance with FASB ASC Topic 825, Financial Instruments. Refer to Note E – Hedging Activities and Fair Value Measurements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of March 31, 2022 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of March 31, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$215 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2022	-	2025	2023
Financial Liability	$231 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2022	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2021	$246
Proceeds from royalty rights	(39)
Fair value adjustment (expense) benefit	8
Balance as of March 31, 2022	$215

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2021	$281
Payments for royalty rights	(58)
Fair value adjustment expense (benefit)	8
Balance as of March 31, 2022	$231

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

The fair value of our outstanding debt obligations was $9.539 billion as of March 31, 2022 and $10.196 billion as of December 31, 2021. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.305 billion as of March 31, 2022 and $9.065 billion as of December 31, 2021, with current maturities of $238 million as of March 31, 2022 and $261 million as of December 31, 2021. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			March 31, 2022	December 31, 2021
October 2023 Senior Notes(4)	August 2013	October 2023	—	244	4.125%
March 2024 Senior Notes(4)	February 2019	March 2024	504	850	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	1,108	—	0.750%
May 2025 Senior Notes(4)	May 2015	May 2025	—	523	3.850%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes(4)	February 2019	March 2026	255	850	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	997	1,021	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	831	—	1.375%
March 2028 Senior Notes(4)	February 2018	March 2028	344	434	4.000%
March 2029 Senior Notes(4)	February 2019	March 2029	272	850	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	831	—	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	554	—	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.750%
March 2039 Senior Notes(4)	February 2019	March 2039	450	750	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes(4)	February 2019	March 2049	650	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2023 - 2049	(85)	(76)
Unamortized Gain on Fair Value Hedges		2022	—	3
Finance Lease Obligation		Various	6	6
Long-term debt			$9,067	$8,804
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the euro-denominated senior notes, which bear an annual coupon.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.
(3)    These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of March 31, 2022 and December 31, 2021, respectively.
(4)    Amounts repaid, or partially repaid as the case may be, in connection with the March 2022 tender offer and early redemption of certain of our outstanding senior notes are described below. In addition, we repaid $250 million of 3.375% May 2022 Senior Notes classified within Current Debt Obligations within our consolidated balance sheets as of December 31, 2021.

Revolving Credit Facility

On May 10, 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of March 31, 2022 or December 31, 2021.

Financial Covenant

As of March 31, 2022, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of March 31, 2022	as of March 31, 2022
Maximum permitted leverage ratio(1)	3.75 times	2.72 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios for the period following a qualified acquisition, at our election, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed qualified acquisitions due to the funding using cash on hand.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2022, we had $347 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of March 31, 2022, we had $1.108 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility, as discussed above, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had $223 million of commercial paper outstanding as of March 31, 2022 and none as of December 31, 2021.

	As of
(in millions, except maturity and yield)	March 31, 2022	December 31, 2021
Commercial paper outstanding (at par)	$223	$—
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,527	2,750
Weighted average maturity	7 days	0 days
Weighted average yield	0.76%	—%

Senior Notes

We had senior notes outstanding of $9.146 billion as of March 31, 2022 and $9.121 billion as of December 31, 2021. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

In March 2022, American Medical Systems Europe B.V. (AMS Europe), an indirect, wholly owned subsidiary of Boston Scientific, completed a registered public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes comprised of €1.000 billion of 0.750% Senior Notes due 2025, €750 million of 1.375% Senior Notes due 2028, €750 million of 1.625% Senior Notes due 2031 and €500 million of 1.875% Senior Notes due 2034 (collectively, the Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the Eurobonds, and no other subsidiary of Boston Scientific will guarantee these obligations. AMS Europe is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X. The financial condition, results of operations and cash flows of AMS Europe are consolidated in the financial statements of Boston Scientific. The Offering resulted in cash proceeds of $3.271 billion, net of investor discounts and issuance costs.

We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. We recorded associated debt extinguishment charges of $194 million presented in Interest expense within our accompanying unaudited consolidated statements of operations.

Other Arrangements

We have accounts receivable factoring programs in certain European countries and with commercial banks in China and Japan which include promissory notes discounting programs. We account for our factoring programs as sales under FASB ASC Topic 860, Transfers and Servicing. We have no retained interest in the transferred receivables, other than collection and administration, and once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net within our accompanying unaudited consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

Factoring Arrangements	As of March 31, 2022		As of December 31, 2021
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$140	1.3%	$141	2.1%
Yen denominated	190	0.5%	223	0.6%
Renminbi denominated	—	3.1%	—	3.2%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $132 million as of March 31, 2022 and $134 million as of December 31, 2021, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2022 and December 31, 2021, none of the beneficiaries had drawn upon the letters of credit or guarantees, and accordingly, we have not recognized a related liability for our outstanding letters of credit within our accompanying unaudited consolidated balance sheets as of March 31, 2022 and December 31, 2021.

Refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	March 31, 2022	December 31, 2021
Trade accounts receivable	$1,979	$1,886
Allowance for credit losses	(113)	(108)
	$1,866	$1,778

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2022	2021
Beginning balance	$108	$105
Credit loss expense	11	2
Write-offs	(5)	(6)
Ending balance	$113	$101

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

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic and geopolitical conditions. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other entities, and, in southern Europe, relative to those in other countries. More recently, we have seen an increase in the volume of our U.S. business conducted in ambulatory surgery centers and office-based laboratories. Many of these customers are smaller than those we have historically done business with and may have more limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions based on collection trends.

Inventories

	As of
(in millions)	March 31, 2022	December 31, 2021
Finished goods	$1,095	$1,029
Work-in-process	142	128
Raw materials	499	452
	$1,736	$1,610

Other current assets

	As of
(in millions)	March 31, 2022	December 31, 2021
Restricted cash and restricted cash equivalents	$146	$188
Derivative assets	266	226
Licensing arrangements	114	132
Other	363	254
	$889	$799

Property, plant and equipment, net

	As of
(in millions)	March 31, 2022	December 31, 2021
Land	$120	$109
Buildings and improvements	1,415	1,335
Equipment, furniture and fixtures	3,492	3,475
Capital in progress	539	605
	5,565	5,525
Less: accumulated depreciation	3,300	3,273
	$2,265	$2,252

Depreciation expense was $76 million for the first quarter of 2022 and $83 million for the first quarter of 2021.

Other long-term assets

	As of
(in millions)	March 31, 2022	December 31, 2021
Restricted cash equivalents	$59	$55
Operating lease right-of-use assets	424	435
Derivative assets	155	169
Investments	406	412
Licensing arrangements	101	114
Other	230	225
	$1,375	$1,410

Accrued expenses

	As of
(in millions)	March 31, 2022	December 31, 2021
Legal reserves	$279	$264
Payroll and related liabilities	705	848
Rebates	329	350
Contingent consideration	393	289
Other	601	686
	$2,306	$2,436

Other current liabilities

	As of
(in millions)	March 31, 2022	December 31, 2021
Deferred revenue	$212	$208
Licensing arrangements	122	138
Taxes payable	459	209
Other	241	228
	$1,034	$783

Other long-term liabilities

	As of
(in millions)	March 31, 2022	December 31, 2021
Accrued income taxes	$451	$442
Legal reserves	230	284
Contingent consideration	63	197
Licensing arrangements	109	143
Operating lease liabilities	378	389
Deferred revenue	279	276
Other	490	489
	$2,000	$2,220

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2022	2021
Effective tax rate from continuing operations	29.1%	(4.9)%

The change in our reported tax rate for the first quarter of 2022, as compared to the same period in 2021, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include acquisition/divestiture-related net charges, receipts on sales of investments, as well as certain discrete tax items primarily related to unrecognized tax benefits and foreign return-to-provision adjustments.

As of March 31, 2022, we had $262 million of gross unrecognized tax benefits, of which a net $183 million, if recognized, would affect our effective tax rate. As of December 31, 2021, we had $255 million of gross unrecognized tax benefits, of which a net $177 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to positions on new entities we acquired through recent acquisitions and restructuring activities.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $54 million.

NOTE H – COMMITMENTS AND CONTINGENCIES

The medical device market in which we participate is largely technology driven. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. In addition, like other companies in the medical device industry, we are subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and governmental investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies and have a material adverse effect on our financial position, results of operations and/or liquidity. For additional information, refer to Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

In accordance with FASB ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying unaudited consolidated statements of operations. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our financial covenant.

Our accrual for legal matters that are probable and estimable was $509 million as of March 31, 2022 and $548 million as of December 31, 2021 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $146 million as of March 31, 2022 and $188 million as of December 31, 2021. Refer to Note F – Supplemental Balance Sheet Information for additional information. We did not record any litigation-related net charges during the first quarter of 2022 and recorded $4 million during the first quarter of 2021.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, Cook) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The Company seeks lost profits, a reasonable royalty and a permanent injunction. The case was transferred to the District Court for the Southern District of Indiana. Cook filed Inter Partes Review (IPR) requests with the U.S. Patent and Trademark Office (USPTO) against the four asserted patents, which resulted in the court staying the case until 2020. All IPRs have concluded and confirmed the validity of certain claims of each patent. The case is proceeding before the United States District Court for the Southern District of Indiana, with the Company asserting three patents against Cook. Trial is anticipated in February 2023. The Company has also asserted patents against Cook in Germany, the Netherlands, and the United Kingdom. In January 2022, the Düsseldorf Regional Court, Patent Litigation Chamber ruled that Cook’s Instinct Endoscopic Clip technology infringes the Company’s patent, EP 3 023 061. The Düsseldorf Court granted an ex parte preliminary injunction giving the Company the right to enjoin Cook (Cook Medical EUDC GmbH, Germany, Cook Deutschland GmbH, Germany and Cook Medical Europe Ltd., Ireland) from offering and selling Instinct Endoscopic Clips in Germany.

On April 21, 2018, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement, theft of trade secrets and tortious interference with a contract action against Nevro in United States District Court for the District of Delaware (18-cv-664), and amended the complaint on July 18, 2018, alleging that nine U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro’s Senza™ I and Senza™ II SCS Systems. On December 9, 2019, Nevro filed an answer and counterclaims, in which it alleged that our SCS systems infringe five Nevro patents. Nevro seeks lost profits, a reasonable royalty and a permanent injunction. The Court set a January 9, 2023 trial date for (1) the Company’s trade secret claims, (2) the remaining patent claims asserted by Company in this and the 16-cv-1163 action, and (3) the remaining patent counterclaims asserted by Nevro.

On February 23, 2021, Nevro filed a complaint against the Company in the United States District Court for the District of Delaware (21-cv-258). The complaint alleges infringement of five Nevro patents by certain of the Company’s spinal cord stimulation systems. Nevro seeks lost profits, a reasonable royalty and a permanent injunction. Trial is set for October 23, 2023.

Product Liability Litigation

As of March 31, 2022, in the United States, approximately 54,500 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. Outside the United States, approximately 2,700 cases or claims have been asserted, predominantly in Canada, the United Kingdom, Ireland and Australia. Plaintiffs generally seek monetary damages based on allegations of personal injury associated with the use of our transvaginal surgical mesh products, including design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.

As of March 31, 2022, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 53,000 cases and claims in the United States, adjusted to reflect the Company's analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 53,000 cases and claims, approximately 51,500 have met the conditions of the settlement and are final. In Canada, we have settled approximately 300 claims. In Australia, the Company has reached a settlement, subject to court approval, that resolves the approximately 2,300 claims asserted in the consolidated class action filed against the Company in the first quarter of 2021. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

As of March 31, 2022, the company is facing fewer than 90 cases and claims in the United Kingdom and Canada.

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

We are currently named a defendant in 93 filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and actively selling in the fourth quarter of 2018. The plaintiffs assert they are entitled to monetary damages related to alleged injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of an additional 354 claims, none of which have been filed. As of March 31, 2022, we have entered into master settlement agreements in principle or are in the final stages of entering with certain plaintiffs' counsel to resolve approximately 200 cases.

Matters Concluded Since December 31, 2021

On May 16, 2018, Arthur Rosenthal et al., filed a plenary summons against Boston Scientific Corporation and Boston Scientific Limited with the High Court of Ireland alleging that payments are due pursuant a transaction agreement regarding Labcoat Limited, a company Boston Scientific purchased in 2008 that provided coating technology for drug-eluting stents. Labcoat seeks monetary damages related to an earn-out provision. On March 25, 2022, the parties agreed to a confidential settlement which resolves the dispute. The settlement did not have a material impact on our financial position or results of operations.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2022, our MCPS had an aggregate liquidation preference of $1.006 billion.

In the first quarter of 2022, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, a cash dividend of $1.375 per MCPS share to holders of our MCPS as of February 15, 2022, representing a dividend period from December 2021 through February 2022. On April 25, 2022 the Committee declared a cash dividend of $1.375 per MCPS share to holders of our MCPS as of May 15, 2022, representing a dividend period from March through May 2022. We have presented cumulative, unpaid dividends within Accrued expenses within our accompanying unaudited consolidated balance sheet as of March 31, 2022.

Refer to Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2022	2021
Weighted average shares outstanding — basic	1,427.8	1,418.7
Net effect of common stock equivalents	10.6	12.1
Weighted average shares outstanding - assuming dilution	1,438.4	1,430.8

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended March 31,
(in millions)	2022	2021
Stock options outstanding(1)	3	6
MCPS(2)	24	24
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

For the first quarter of 2022 and 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income available to common stockholders.

We issued approximately four million shares of our common stock in the first quarters of 2022 and 2021 following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first quarter of 2022 or 2021. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2022, we had the full amount remaining available under the authorization.

NOTE K – SEGMENT REPORTING

In the first quarter of 2022, we reorganized our operational structure in order to strengthen our category leadership in the markets we serve and, in particular, benefit our Cardiology customers and patients. Following the reorganization, we have aggregated our core businesses into two reportable segments: MedSurg and Cardiovascular, each of which generates revenues from the sale of medical devices. There was no impact to the reporting units identified for purposes of our annual goodwill impairment testing.

We measure and evaluate our reportable segments based on their respective net sales, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all excluding the impact of foreign currency. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits); and certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes within our accompanying unaudited consolidated statements of operations and are included in the reconciliation below. Refer to Note L – Revenue for net sales by reportable segment presented in accordance with U.S. GAAP.

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages). We have revised prior periods to conform to the current year presentation:

	Three Months Ended March 31,
Net Sales	2022	2021
MedSurg	$1,164	$1,048
Cardiovascular	1,902	1,661
Total net sales of reportable segments	3,066	2,709
Specialty Pharmaceuticals(1)	—	13
Net sales	3,066	2,722
Impact of foreign currency fluctuations	(40)	30
	$3,026	$2,752

Income (loss) before income taxes
MedSurg	$371	$345
Cardiovascular	477	459
Total operating income of reportable segments	847	805
Specialty Pharmaceuticals(1)	—	4
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(66)	(139)
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), and certain litigation-related net charges (credits) and EU MDR implementation costs	(117)	(114)
Amortization expense	(198)	(185)
Operating income (loss)	466	370
Other expense, net	(310)	(45)
Income (loss) before income taxes	$156	$325

(1) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

	Three Months Ended March 31,
Operating income margin of reportable segments	2022	2021
MedSurg	31.8%	32.9%
Cardiovascular	25.1%	27.7%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes within our accompanying unaudited consolidated statements of operations. In the first quarter of 2022, we reorganized our business structure into five operating segments and on March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales for the first quarter of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction. The following tables disaggregate our revenue from contracts with customers by component and geographic region (in millions). We have revised prior periods to conform to current year presentation:

	Three Months Ended March 31,
	2022			2021
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$312	$220	$531	$280	$219	$499
Urology and Pelvic Health	286	127	413	257	104	361
Neuromodulation	161	49	209	151	46	198
MedSurg	758	395	1,153	689	369	1,058
Interventional Cardiology Therapies	186	358	544	195	331	526
Watchman	203	23	226	149	22	170
Cardiac Rhythm Management	325	195	519	276	193	469
Electrophysiology	50	68	118	30	53	83
Cardiology	764	644	1,407	650	599	1,248
Peripheral Interventions	256	210	465	238	195	433
Cardiovascular	1,019	853	1,873	888	793	1,681
Specialty Pharmaceuticals	—	—	—	10	4	13
Total Net Sales	$1,778	$1,248	$3,026	$1,586	$1,166	$2,752

Refer to Note K- Segment Reporting for information on our reportable segments.

	Three Months Ended March 31,
Regions	2022	2021
U.S.	$1,778	$1,577
Europe, Middle East and Africa	624	604
Asia-Pacific	517	473
Latin America and Canada	107	85
Medical Devices	3,026	2,739
U.S.	—	10
International	—	4
Specialty Pharmaceuticals	—	13
Total Net Sales	$3,026	$2,752

Emerging Markets(1)	$390	$317
(1)    We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, which currently includes the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $491 million as of March 31, 2022 and $484 million as of December 31, 2021. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $42 million in the first quarter of 2022 and $36 million in the first quarter of 2021 that was included in the above contract liability balance as of December 31, 2021. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

For additional information on variable consideration, refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	(63)	35	—	(27)
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(12)	—	(14)
Total other comprehensive income (loss)	(64)	23	—	(41)
Balance as of March 31, 2022	$29	$229	$(36)	$222

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	48	133	1	182
(Income) loss amounts reclassified from accumulated other comprehensive income	(131)	(4)	—	(135)
Total other comprehensive income (loss)	(83)	129	1	47
Balance as of March 31, 2021	$134	$165	$(45)	$254

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first quarter of 2022, we implemented the following standards, which did not have a material impact on our financial position or results of operations.

ASC Update No. 2021-05

In July 2021, the FASB issued ASC Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in Update No. 2021-05 revise lessor lease classification guidance and require accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. Update No. 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted Update No. 2021-05 in the first quarter of 2022, prospectively.

Standards to be Implemented

In March 2022, the FASB issued ASC Update No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Update No. 2022-01 expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method, among other updates to these methods. Update No. 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of this update for any entity that has adopted the amendments in Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, for the corresponding period. We do not expect the adoption to have a material impact on our financial position or results of operations.

In March 2022, the FASB issued ASC Update No. 2022-02, Financial Instruments- Credit Losses (Topic 326: Troubled Debt Restructurings and Vintage Disclosures. Update No. 2022-02 makes amendments related to troubled debt restructurings for entities that have adopted Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as well as amendments related to vintage disclosures for entities with investments in financing receivables that have adopted Update No. 2016-13. Update No. 2022-02 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Update No. 2022-02 should be applied prospectively, with the option of modified retrospective adoption for the recognition and measurement of troubled debt restructurings. Early adoption is permitted on any date on or after the issuance of this update for any entity that has adopted the amendments in Update No. 2016-13. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

Because the severity, magnitude, and duration of the COVID-19 pandemic and its economic consequences continue to be uncertain, the pandemic’s impact on our operations and financial performance, as well as its impact on our ability to execute our business strategies and initiatives successfully, remains uncertain and difficult to predict. Procedural delays from the further resurgence of COVID-19 infections and the emergence of new, more contagious variant strains of COVID-19, as well as staffing shortages within healthcare facilities, have and may continue to negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales. In addition, conditions created by the COVID-19 pandemic, the economic recovery that has followed in many areas and other macroeconomic factors have led to a challenging labor market in which we compete, which affects our ability to retain and attract new talent as well as put inflationary pressure on certain operational costs due to wage increases. Further, we face and expect to continue to face, increases in the cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints within the global supply chain, as well as increases in the cost and time to distribute our products.

We continue to focus our efforts on the health and safety of patients, healthcare providers and employees, while executing our mission of transforming lives through innovative medical solutions to improve the health of patients around the world. Since the onset of the COVID-19 pandemic, our management team has focused on protecting our employees and customers, optimizing our operations and securing our supply chain. We have successfully implemented business continuity plans including establishing a medical advisory group for employees and accelerating capabilities to provide remote physician support. In the first quarter of 2022, we implemented return-to-office protocols across many of our facilities as COVID-19 infection rates trend lower and vaccination rates are higher, relative to earlier in the pandemic. We will continue to be guided by our values and mission and monitor our return-to-office strategy based on science and data for the health and safety of our employees. While we expect the COVID-19 pandemic and related impacts will continue to negatively impact our performance to an extent, particularly in China with the recent resurgence and associated public health measures implemented, as well as supply chain constraints, we continue to believe our long-term fundamentals remain strong and we will manage through these challenges with strategic focus and the winning spirit of our global team.

Corporate Sustainability

Our sustainable environmental, social and governance practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Steering Committee, our Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. In addition, our Executive Committee performance is measured, among other things, against global gender and U.S. (inclusive of Puerto Rico) multicultural goals and performance against annual renewable energy goals, and our 2021 annual bonus plan included performance against environmental, engagement, and human capital metrics targets. We were recently named to the Forbes 2022 list of America's Best Employers for Diversity, as well as ranked number one among Health Care Equipment companies on renewable energy use by JUST Capital. For additional information on our sustainability efforts, as well as our Diversity, Equity an Inclusion (DE&I) initiatives, refer to our most recent Annual Report on Form 10-K. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2022 Annual Meeting of Shareholders.

Financial Summary

Our net sales for the first quarter of 2022 were $3.026 billion, as compared to $2.752 billion for the first quarter of 2021. This increase of $274 million, or 10.0 percent, included operational1 net sales growth of 12.6 percent and the negative impact of 270 basis points from foreign currency fluctuations, and includes net sales from our acquisition of Baylis Medical Company (Baylis Medical) following the date of acquisition. The increase in our net sales was primarily driven by the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on procedural volumes and, as a result, on our net sales. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the first quarter of 2022 was $97 million, or $0.07 per diluted share. Our reported results for the first quarter of 2022 included certain charges and/or credits totaling $465 million (after-tax), or $0.32 per diluted share. Excluding these items, adjusted net income available to common stockholders1 was $562 million, or $0.39 per diluted share.

Our reported net income available to common stockholders for the first quarter of 2021 was $327 million, or $0.23 per diluted share. Our reported results for the first quarter of 2021 included certain charges and/or credits totaling $197 million (after-tax), or $0.14 per diluted share. Excluding these items, adjusted net income available to common stockholders1 was $524 million, or $0.37 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended March 31, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$156	$45	$110	$(14)	$97	$0.07
Non-GAAP adjustments:
Amortization expense	198	28	170	—	170	0.12
Acquisition/divestiture-related net charges (credits)	72	—	72	—	72	0.05
Restructuring and restructuring-related net charges (credits)	29	4	25	—	25	0.02
Investment portfolio net losses (gains)	7	2	5	—	5	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	16	2	14	—	14	0.01
Debt extinguishment charges	194	45	149	—	149	0.10
Deferred tax expenses (benefits)	—	(30)	30	—	30	0.02
Discrete tax items	—	—	—	—	—	0.00
Adjusted	$671	$96	$575	$(14)	$562	$0.39
(2) For the first quarter of 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented within our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

	Three Months Ended March 31, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(3)
Reported	$325	$(16)	$341	$(14)	$327	$0.23
Non-GAAP adjustments:
Amortization expense	185	18	167	—	167	0.12
Acquisition/divestiture-related net charges (credits)	(148)	6	(153)	—	(153)	(0.11)
Restructuring and restructuring-related net charges (credits)	49	6	44	—	44	0.03
Litigation-related net charges (credits)	4	—	4	—	4	0.00
Investment portfolio net losses (gains)	146	34	112	—	112	0.08
European Union (EU) Medical device regulation (MDR) implementation costs	11	1	10	—	10	0.01
Deferred tax expenses (benefits)	—	(17)	17	—	17	0.01
Discrete tax items	—	3	(3)	—	(3)	(0.00)
Adjusted	$572	$34	$538	$(14)	$524	$0.37
(3) For the first quarter of 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented within our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

Quarterly Results and Business Overview

In the first quarter of 2022, we reorganized our operational structure and have aggregated our core businesses, each of which generate revenues from the sale of medical devices (Medical Devices), into two reportable segments: MedSurg and Cardiovascular. Within the Cardiovascular segment, the newly formed Cardiology division represents the combined former Rhythm Management and Interventional Cardiology divisions. We have revised prior periods to conform to the current year presentation. The following section describes our net sales and results of operations by reportable segment and business unit. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended March 31,
(in millions)	2022	2021	Change
Endoscopy	$531	$499	6.4%
Urology and Pelvic Health	413	361	14.4%
Neuromodulation	209	198	5.8%
MedSurg	1,153	1,058	9.1%
Cardiology	1,407	1,248	12.7%
Peripheral Interventions	465	433	7.5%
Cardiovascular	1,873	1,681	11.4%
Medical Devices	3,026	2,739	10.5%
Specialty Pharmaceuticals(4)	—	13	(100.0)%
Net Sales	$3,026	$2,752	10.0%
(4) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products were $531 million for the first quarter of 2022 and represented 18 percent of our consolidated net sales. Our Endoscopy net sales increased $32 million, or 6.4 percent, in the first quarter of 2022, compared to the prior year period. In the first quarter of 2022, this increase included operational net sales growth of 8.8 percent and a negative impact of 240 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth in the first quarter of 2022 was primarily driven by our single-use imaging, biliary and hemostasis franchises due to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products were $413 million for the first quarter of 2022, representing 14 percent of our consolidated net sales. Our Urology and Pelvic Health net sales increased $52 million, or 14.4 percent, in the first quarter of 2022, compared to the prior year period. This increase included operational net sales growth of 16.1 percent and a negative impact of 160 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 6.9 percent in the first quarter of 2022, and the positive impact of 910 basis points due to our acquisition of the surgical business of Lumenis, LTD. (Lumenis) in the third quarter of 2021. Organic net sales growth was primarily driven by our stone management, prostate health and prosthetic urology franchises due in part to the ongoing recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products were $209 million for the first quarter of 2022, representing 7 percent of our consolidated net sales. Our Neuromodulation net sales increased $12 million, or 5.8 percent in the first quarter of 2022, compared to the prior year period. This increase included operational net sales growth of 7.6 percent and a negative impact of 180 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth was primarily driven by our spinal cord stimulation (SCS) systems, led by our next generation WaveWriter Alpha SCS System, due to the recovery of elective procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Our net sales of Cardiology products were $1.407 billion for the first quarter of 2022, representing 47 percent of our consolidated net sales. Our Cardiology net sales increased $159 million, or 12.7 percent, in the first quarter of 2022, compared to the prior year period. This increase included operational net sales growth of 16.0 percent and a negative impact of 330 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic net sales growth of 11.1 percent in the first quarter of 2022, and the positive impact of 500 basis points due to our acquisitions of Preventice Solutions, Inc. (Preventice), Farapulse, Inc. and Baylis Medical in the first and third quarter of 2021 and the first quarter of 2022, respectively.

Organic net sales growth was primarily driven by continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN™ FLX LAAC Device, our percutaneous coronary intervention guidance (PCIG) franchise and our structural heart valves franchise, led by our ACURATE Neo2™ Aortic Valve System. Organic net sales growth was also driven by our LUX-Dx™ insertable cardiac monitor systems, pacemakers and our subcutaneous implantable cardiac defibrillator (S-ICD) franchises, as well our POLARx™ Cryoablation business. The growth in each of these franchises was primarily due to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales along with geographical expansion, including the launch of POLARx Cryoablation System in Japan in the third quarter of 2021.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our net sales of Peripheral Interventions products were $465 million for the first quarter of 2022, representing 15 percent of our consolidated net sales. Our Peripheral Interventions net sales increased $33 million, or 7.5 percent, in the first quarter of 2022, compared to the prior year period. This increase included operational net sales growth of 10.1 percent and a negative impact of 260 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth was primarily driven by our interventional oncology franchise, led by our TheraSphere™ Y-90 Radioactive Glass Microspheres, which received U.S. Food and Drug Administration (FDA) approval in the first quarter of 2021 after 20 years as a humanitarian exemption (HDE) device, as well as our drug eluting franchise within our arterial portfolio due to the recovery of procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, which currently includes the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South

Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 13 percent of our consolidated net sales in the first quarter of 2022 and 12 percent in the first quarter of 2021. In the first quarter of 2022, our Emerging Markets net sales grew 22.8 percent on a reported basis, which included operational net sales growth of 28.7 percent and a negative impact of 580 basis points from foreign currency fluctuations, compared to the prior year period. The growth in the first quarter of 2022 compared to the prior year period was driven primarily by our net sales in China, Brazil and India due to the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales. However, due to the recent increase of COVID-19 cases in China and associated public health measures implemented, we expect a negative sequential impact on procedural volumes and net sales growth in the second quarter of 2022.

Gross Profit

Our Gross profit was $2.071 billion for the first quarter of 2022 and $1.858 billion for the first quarter of 2021. As a percentage of net sales, our Gross profit increased to 68.4 percent in the first quarter of 2022, as compared to 67.5 percent in the first quarter of 2021. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

Percentage of Net Sales
Three Months
Gross profit margin - period ended March 31, 2021	67.5%
Sales pricing, volume and mix	0.5
Net impact of foreign currency fluctuations	0.8
All other, including other period expenses	(0.4)
Gross profit margin - period ended March 31, 2022	68.4%

The primary factors contributing to the increase in our gross profit margin in the first quarter of 2022, as compared to the prior year period, were higher sales volumes driven by the recovery of elective and semi-emergent procedure volumes compared to the prior year when the COVID-19 pandemic had a more significant negative impact on our net sales. We also experienced favorable product mix associated with the resumption of procedures using higher-margin products, as well as a positive impact from foreign currency fluctuations. These improvements were partially offset by macro-economic factors that have negatively impacted our gross profit margin, including increases in costs of certain raw materials, direct labor and freight. We expect our gross margin to continue to be negatively impacted throughout 2022 while these factors persist.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2022		2021
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,060	35.0%	$1,019	37.0%
Research and development expenses	319	10.5	276	10.0
Royalty expense	12	0.4	12	0.4

Selling, general and administrative expenses (SG&A Expenses)

In the first quarter of 2022, our SG&A expenses increased $41 million, or 4 percent, as compared to the prior year period and were 200 basis points lower as a percentage of net sales. The increase in SG&A expenses for the first quarter of 2022, as compared to the prior year period, was primarily due to higher selling costs driven by higher global net sales.

Research and development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the first quarter of 2022, our R&D expenses increased $43 million, or 16 percent, as compared to the prior year period and were 50 basis points higher as a percentage of net sales as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance. Refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended March 31,
(in millions)	2022	2021
Amortization expense	$198	$185
Contingent consideration net expense (benefit)	12	(6)
Restructuring charges (credits)	4	5
Litigation-related net charges (credits)	—	4
Gain on disposal of businesses and assets	—	(6)

Amortization Expense

In the first quarter of 2022, our Amortization expense increased $13 million, or 7 percent, compared to the prior year period. The increase in Amortization expense was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $12 million in the first quarter of 2022 and a net benefit of $6 million in the first quarter of 2021. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

In November 2018, our Board of Directors approved, and we committed to, a new global restructuring program (the 2019 Restructuring Plan). In addition, on February 22, 2022, our Board of Directors approved increased cost estimates to complete additional activities identified under the program, which are expected to result in total pre-tax charges of approximately $425 million to $525 million, and approximately $375 million to $475 million of these charges are expected to result in cash outlays. We expect the majority of activity associated with our 2019 Restructuring Plan to be substantially complete by the end of 2022. A substantial portion of the savings are being reinvested in strategic growth initiatives. Pursuant to this program, restructuring charges were $4 million in the first quarter of 2022 and $3 million in the first quarter of 2021. Restructuring-related charges were $25 million in the first quarter of 2022 and $29 million in the first quarter of 2021, and were recorded primarily in Cost of products sold and SG&A expenses.

In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS EdgeTM Aortic Valve System and our decision to retire the entire LOTUSTM Valve platform. We recorded $2 million of restructuring charges and $15 million of restructuring-related charges associated with the product discontinuation in the first quarter of 2021. The restructuring activities were completed in 2021 and resulted in total pre-tax restructuring and restructuring-related net charges of approximately $80 million.

Refer to Note H – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Litigation-related net charges (credits)

We did not record any litigation-related net charges during the first quarter of 2022 and recorded litigation-related net charges of $4 million during the first quarter of 2021, primarily related to the finalization of a settlement with a coalition of state attorneys general associated with claims regarding our transvaginal mesh products. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended March 31,
	2022	2021
Interest expense (in millions)	$(279)	$(82)
Average borrowing rate	11.5%	3.5%

Interest expense increased and our average borrowing rate increased in the first quarter of 2022, as compared to the prior year period, due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs. As of March 31, 2022, the weighted average borrowing rate associated with our outstanding senior notes was 2.6 percent. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended March 31,
(in millions)	2022	2021
Interest income	$4	$1
Net foreign currency gain (loss)	(9)	(2)
Net gains (losses) on investments	(20)	37
Other income (expense), net	(7)	2
	$(31)	$37

In connection with the acquisition of Preventice in the first quarter of 2021, we remeasured the fair value of our previously-held equity interest, which resulted in a $195 million gain recognized within Other, net in the first quarter of 2021. In the first quarter of 2021, we also recorded a $146 million loss on our investment in Pulmonx Corporation presented in Other, net associated with the partial disposition of our ownership and remeasurement of our remaining investment to fair value based on observable market prices. The Preventice gain is included within Acquisition/divestiture-related net charges (credits) and the Pulmonx loss is included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2022	2021
Effective tax rate from continuing operations	29.1%	(4.9)%

The change in our reported tax rate for the first quarter of 2022, as compared to the same period in 2021, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include acquisition/divestiture-related net charges, receipts on sales of investments, as well as certain discrete tax items primarily related to unrecognized tax benefits and foreign return-to-provision adjustments.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the first quarter of 2022, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of March 31, 2022, we had $325 million of unrestricted Cash and cash equivalents on hand, comprised of $25 million invested in money market funds and time deposits and $299 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. As of March 31, 2022, we had $223 million of commercial paper debt outstanding, resulting in an additional $2.527 billion of available liquidity under the 2021 Revolving Credit Facility.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2022	2021
Cash provided by (used for) operating activities	$(58)	$284
Cash provided by (used for) investing activities	(1,574)	71
Cash provided by (used for) financing activities	(6)	(95)

Operating Activities

In the first quarter of 2022, cash used for operating activities decreased $342 million as compared to the prior year period, primarily due to changes in working capital partially offset by comparatively higher net sales and operating income.

Investing Activities

In the first quarter of 2022, cash used for investing activities included a net cash payment of $1.471 billion for the acquisition of Baylis Medical. In the first quarter of 2021, cash provided by investing activities included proceeds of $801 million from the divestiture of the Specialty Pharmaceuticals business, partially offset by a net cash payment of $706 million for the acquisition of Preventice. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment and internal use software of $121 million in the first quarter of 2022 and $75 million in the first quarter of 2021.

Financing Activities

In the first quarter of 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.271 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. Cash used for financing activities in the first quarter of 2022 also included the issuance of commercial paper of $223 million for general corporate purposes. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In the first quarter of 2022 and 2021, cash used for financing activities also included cash payments associated with the settlement of employee equity awards and payments for royalty rights associated with the Zytiga™ Drug.

Financial Covenant

As of March 31, 2022, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility described below.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios for the period following a qualified acquisition, at our election, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed qualified acquisitions due to the funding using cash on hand. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of March 31, 2022, we had $347 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of March 31, 2022, we had $1.108 billion of the litigation exclusion remaining.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of March 31, 2022.

Equity

We received $52 million in the first quarter of 2022 and $18 million in the first quarter of 2021 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock in the first quarter of 2022 or 2021. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2022, we had the full amount remaining available under the authorization.

Legal Matters

For a discussion of our material legal proceedings refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2021 and new accounting pronouncements to be implemented is included in Note N – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Additional Information

Cybersecurity

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues are analyzed by subject matter experts and a crisis committee for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to the Company’s financial results, operations, and/or reputation are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework. In addition, we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made or updated, as appropriate.
The conflict between Russia and Ukraine raises cybersecurity risks on a global basis. While there is significant uncertainty around implications of cybersecurity attacks resulting from the conflict, we have taken steps to better understand our readiness, including the resilience of our critical business functions, with the goal of reducing the impact if such an event were to occur.

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

To calculate adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income (loss) and GAAP net income (loss) available to common stockholders. Amounts are presented after-tax at our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Quarterly Report on Form 10-Q and information incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,”, “estimate,” “intend,” “aim,” "goal," "target," "continue," "hope" and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of the ongoing COVID-19 pandemic on our operations and financial results; future U.S. and global economic, political, competitive, reimbursement and regulatory conditions, including as a result of the ongoing conflict between Russia and Ukraine; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by extreme weather or other climate change-related events; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter, and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

Our Businesses
•The impact of the COVID-19 pandemic on the worldwide economy and financial markets, and developments related to the disease, including the time it will take for vaccines to be broadly distributed and administered worldwide, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19 and variants thereof and mitigating the economic effects of the pandemic,

•The economic effects of the COVID-19 pandemic, including inflation, labor shortages and supply chain disruptions,

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

•Our ability to attract and retain talent, including key personnel associated with recent acquisitions, and to maintain our robust corporate culture, and continue to execute plans to return employees to offices in jurisdictions where safe and feasible,

•The inability of certain of our employees to return to work full-time due to impacts of the COVID-19 pandemic, or our inability to recruit personnel into direct labor roles for the duration of the pandemic,

•The impact of enhanced requirements to obtain and maintain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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

•Our ability to operate properly our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations including increased risks as an indirect result of the ongoing conflict between Russia and Ukraine, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

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

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine conflict, and related, downstream effects thereof,

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $8.412 billion as of March 31, 2022 and $8.381 billion as of December 31, 2021. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $275 million as of March 31, 2022 as compared to $298 million as of December 31, 2021. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $336 million as of March 31, 2022 as compared to $364 million as of December 31, 2021. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2022 and December 31, 2021. As of March 31, 2022, $9.146 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 98 percent of our total debt, on an amortized cost basis. As of March 31, 2022, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A multi-year implementation of a new global enterprise resource planning (ERP) system is in progress and will replace our existing ERP system. The implementation is expected to occur in phases over the next several years. As the phased implementation occurs, it will result in changes to our processes and procedures which will include changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note G – Income Taxes and Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS (* documents filed or furnished with this report)

4.1
Indenture dated as of March 8, 2022, among American Medical Systems Europe B.V., Boston Scientific Corporation and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.2	0.750% Senior Notes due March 8, 2025 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.3	1.375% Senior Notes due March 8, 2028 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.4	1.625% Senior Notes due March 8, 2031 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.5	1.875% Senior Notes due March 8, 2034 ((incorporated herein by reference to Exhibit 4.5, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

22	Subsidiary Issuer of Guaranteed Securities

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2022.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer