Form 10-Q
period 2022-06-30
BOSTON SCIENTIFIC CORP
filed 2022-08-04
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 29, 2022 was 1,431,614,313.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021

Net sales	$3,244	$3,077	$6,270	$5,829
Cost of products sold	1,011	945	1,966	1,839
Gross profit	2,233	2,132	4,304	3,990

Operating expenses:
Selling, general and administrative expenses	1,165	1,121	2,225	2,139
Research and development expenses	335	298	654	574
Royalty expense	11	12	23	24
Amortization expense	204	180	402	365
Intangible asset impairment charges	7	45	7	45
Contingent consideration net expense (benefit)	36	(85)	48	(91)
Restructuring net charges (credits)	11	3	14	8
Litigation-related net charges (credits)	42	298	42	302
Gain on disposal of businesses and assets	—	(2)	—	(9)
	1,810	1,870	3,415	3,358
Operating income (loss)	423	262	889	632

Other income (expense):
Interest expense	(64)	(86)	(343)	(168)
Other, net	(14)	(26)	(46)	11
Income (loss) before income taxes	345	149	501	474
Income tax expense (benefit)	85	(37)	131	(53)
Net income (loss)	260	186	370	527
Preferred stock dividends	(14)	(14)	(28)	(28)
Net income (loss) available to common stockholders	$246	$172	$342	$500

Net income (loss) per common share — basic	$0.17	$0.12	$0.24	$0.35
Net income (loss) per common share — assuming dilution	$0.17	$0.12	$0.24	$0.35

Weighted-average shares outstanding
Basic	1,429.7	1,421.3	1,428.8	1,420.0
Assuming dilution	1,437.8	1,432.5	1,438.1	1,431.7

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$260	$186	$370	$527
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	77	2	13	(81)
Net change in derivative financial instruments	134	(18)	157	111
Net change in defined benefit pensions and other items	0	0	0	1
Total other comprehensive income (loss)	211	(16)	170	30
Total comprehensive income (loss)	$471	$170	$540	$558

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$276	$1,925
Trade accounts receivable, net	1,917	1,778
Inventories	1,752	1,610
Prepaid income taxes	264	205
Other current assets	874	799
Total current assets	5,083	6,317
Property, plant and equipment, net	2,246	2,252
Goodwill	12,883	11,988
Other intangible assets, net	6,349	6,121
Deferred tax assets	4,059	4,142
Other long-term assets	1,569	1,410
TOTAL ASSETS	$32,189	$32,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$170	$261
Accounts payable	732	794
Accrued expenses	2,197	2,436
Other current liabilities	784	783
Total current liabilities	3,883	4,274
Long-term debt	8,802	8,804
Deferred income taxes	265	310
Other long-term liabilities	1,988	2,220

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,693,192,785 shares as of June 30, 2022 and 1,688,810,052 shares as of December 31, 2021	17	17
Treasury stock, at cost - 263,289,848 shares as of June 30, 2022 and December 31, 2021	(2,251)	(2,251)
Additional paid-in capital	20,103	19,986
Accumulated deficit	(1,050)	(1,392)
Accumulated other comprehensive income (loss), net of tax	433	263
Total stockholders’ equity	17,251	16,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,189	$32,229

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share data)	2022	2021	2022	2021
Preferred stock shares issued
Beginning	10,062,500	10,062,500	10,062,500	10,062,500
Preferred stock issuance	—	—	—	—
Ending	10,062,500	10,062,500	10,062,500	10,062,500
Common stock shares issued
Beginning	1,692,828,987	1,683,861,226	1,688,810,052	1,679,911,918
Common stock issuance	—	—	—	—
Impact of stock-based compensation plans	363,798	1,145,382	4,382,733	5,094,690
Ending	1,693,192,785	1,685,006,608	1,693,192,785	1,685,006,608

Preferred stock
Beginning	$—	$—	$—	$—
Preferred stock issuance	—	—	—	—
Ending	$—	$—	—	$—
Common stock
Beginning	$17	$17	$17	$17
Common stock issuance	—	—	—	—
Impact of stock-based compensation plans	—	—	—	—
Ending	$17	$17	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Additional Paid-In Capital
Beginning	$20,043	$19,750	$19,986	$19,732
Impact of stock-based compensation plans	60	66	117	85
Ending	$20,103	$19,817	$20,103	$19,817
Accumulated Deficit
Beginning	$(1,296)	$(2,050)	$(1,392)	$(2,378)
Net income (loss)	260	186	370	527
Preferred stock dividends	(14)	(14)	(28)	(28)
Ending	$(1,050)	$(1,878)	$(1,050)	$(1,878)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$222	$254	$263	$207
Changes in other comprehensive income (loss)	211	(16)	170	30
Ending	$433	$237	$433	$237
Total stockholders' equity	$17,251	$15,942	17,251	15,942

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2022	2021
Net income (loss)	$370	$527
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on disposal of businesses and assets	—	(9)
Depreciation and amortization	558	531
Deferred and prepaid income taxes	(93)	(88)
Stock-based compensation expense	107	94
Goodwill and other intangible asset impairment charges	7	45
Net loss (gain) on investments and notes receivable	36	(22)
Contingent consideration net expense (benefit)	48	(91)
Inventory step-up amortization	25	8
Debt extinguishment costs	194	—
Other, net	31	35
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(162)	(145)
Inventories	(180)	(100)
Other assets	(244)	(200)
Accounts payable, accrued expenses and other liabilities	(449)	340
Cash provided by (used for) operating activities	249	927

Investing activities:
Purchases of property, plant and equipment and internal use software	(226)	(181)
Proceeds from sale of property, plant and equipment	9	7
Payments for acquisitions of businesses, net of cash acquired	(1,471)	(706)
Proceeds from (payments for) investments and acquisitions of certain technologies	(14)	92
Proceeds from disposal of certain businesses and assets	5	801
Proceeds from royalty rights	36	43
Proceeds from settlements of hedge contracts	56	15
Cash provided by (used for) investing activities	(1,603)	71

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(283)	(14)
Payments for royalty rights	(39)	(42)
Payments on short-term borrowings	(250)	—
Net increase (decrease) in commercial paper	154	—
Payments on long-term borrowings and debt extinguishment costs	(3,184)	—
Proceeds from long-term borrowings, net of debt issuance costs	3,270	—
Cash dividends paid on preferred stock	(28)	(28)
Cash used to net share settle employee equity awards	(47)	(47)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	58	38
Cash provided by (used for) financing activities	(350)	(93)

Effect of foreign exchange rates on cash	(6)	(2)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,710)	903
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,168	1,995
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$458	$2,898

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Six Months Ended June 30,
(in millions)	2022	2021
Supplemental Information
Stock-based compensation expense	$107	$94
Fair value of contingent consideration recorded in purchase accounting	—	221
Non-cash impact of transferred royalty rights	(36)	(43)

	As of June 30,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2022	2021
Cash and cash equivalents	$276	$2,675
Restricted cash and restricted cash equivalents included in Other current assets	132	167
Restricted cash equivalents included in Other long-term assets	50	57
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$458	$2,898

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

NOTE B – ACQUISITIONS, DIVESTITURES AND STRATEGIC INVESTMENTS

Our accompanying unaudited consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We completed one acquisition in the first six months of 2022, and one acquisition and one divestiture in the first six months of 2021. We have not presented supplemental pro forma financial information for completed acquisitions or divestitures given their results are not material to our accompanying unaudited consolidated financial statements. Further, transaction costs were immaterial to our accompanying unaudited consolidated financial statements and were expensed as incurred.

On June 15, 2022, we announced our entry into a definitive agreement with Synergy Innovation Co, Ltd, to purchase its majority stake of M.I. Tech Co., Ltd., (M.I. Tech), a publicly traded Korean manufacturer and distributor of medical devices for endoscopic and urologic procedures. The agreement, whereby we will purchase approximately 64 percent of the outstanding shares of M.I. Tech, consists of a purchase price of KRW 291.2 billion or approximately $230 million, subject to closing adjustments. The acquisition is expected to close during the second half of 2022, subject to customary closing conditions. The M.I. Tech stent portfolio complements our existing Endoscopy portfolio which will give physicians more treatment options to meet specific patient needs.

2022 Acquisition

On February 14, 2022, we completed our acquisition of Baylis Medical Company Inc. (Baylis Medical), a privately-held company which has developed the radiofrequency (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which expands our electrophysiology and structural heart product portfolios. The transaction consisted of an upfront cash payment of $1.471 billion, net of cash acquired, subject to closing adjustments. We are integrating the Baylis Medical business into our Cardiology division.

Purchase Price Allocation

The preliminary purchase price was comprised of the amounts presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805).

(in millions)
Payment for acquisition, net of cash acquired	$1,471
$1,471

The preliminary purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$989
Amortizable intangible assets	657
Other assets acquired	113
Liabilities assumed	(280)
Net deferred tax liabilities	(8)
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
	$657
2021 Acquisition

On March 1, 2021, we completed the acquisition of Preventice Solutions, Inc. (Preventice), a privately-held company which offers a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. The transaction consisted of an upfront cash payment of $925 million and up to an additional $300 million in a potential commercial milestone payment. We had been an investor in Preventice since 2015 and held an equity stake of approximately 22 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests, which resulted in a $195 million gain recognized within Other, net in the first quarter of 2021. The transaction price for the remaining stake consisted of an upfront cash payment of $706 million, net of cash acquired, and an additional revenue-based milestone payment of $216 million made during the second quarter of 2022. The Preventice business is being managed by our Cardiology division.

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
	$237

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, and is not deductible for tax purposes.

In the second quarter of 2022 we recorded certain measurement period adjustments related to our prior year acquisition of the surgical business of Lumenis, LTD. (Lumenis). We recorded an accrued income tax liability within Other non-current liabilities within our accompanying unaudited consolidated balance sheets of $177 million related to uncertain tax positions assumed in connection with the acquisition. We were indemnified by the sellers for the majority of such tax obligations and recognized a corresponding indemnification asset of $172 million at the acquisition date within Other non-current assets within our accompanying unaudited consolidated balance sheets. Subsequent to the acquisition date, interest and penalties accrued on the tax liability are being recorded within Income tax expense (benefit) and corresponding adjustments to the indemnification asset are being recorded in Other, net within our accompanying unaudited consolidated statements of operations. The outcome of these matters is subject to uncertainty and ultimately, the amount of tax due and the related indemnification reimbursement we receive will be dependent on the outcome of tax return examinations by relevant authorities. Refer to Note F – Supplemental Balance Sheet Information for further details regarding our indemnification asset.

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

In the second quarter and first six months of 2021, we recognized a Gain on disposal of businesses and assets associated with the transaction of $2 million and $9 million, respectively, within our accompanying unaudited consolidated statements of operations. Refer to Note C – Assets and Liabilities Held for Sale to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first six months of 2022 were as follows:

(in millions)
Balance as of December 31, 2021	$486
Contingent consideration net expense (benefit)	48
Contingent consideration payments	(314)
Balance as of June 30, 2022	$219

As of June 30, 2022, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was $544 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$107 million	Discounted Cash Flow	Discount Rate	1%	-	2%	1%
			Probability of Payment	80%	-	100%	90%
			Projected Year of Payment	2022	-	2025	2023
Revenue-based Payments	$112 million	Discounted Cash Flow	Discount Rate	6%	-	14%	7%
			Probability of Payment	100%			100%
			Projected Year of Payment	2023	-	2024	2023
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), regulatory and commercialization-based milestones and revenue-based payments are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2022.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	June 30, 2022	December 31, 2021
Equity method investments	$212	$259
Measurement alternative investments(1)	159	142
Publicly-held securities(2)	5	10
Notes receivable	8	—
	$384	$412
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

As of June 30, 2022, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $233 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of June 30, 2022		As of December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,515	$(7,078)	$11,957	$(6,754)
Patents	487	(392)	494	(398)
Other intangible assets	1,953	(1,368)	1,900	(1,325)
Amortizable intangible assets	$14,955	$(8,838)	$14,351	$(8,476)

Goodwill	$22,783	$(9,900)	$21,888	$(9,900)

IPR&D	$112		$126
Technology-related	120		120
Indefinite-lived intangible assets	$232		$246

The increase in our balance of goodwill and amortizable intangible assets is primarily related to our acquisition of Baylis Medical completed in the first quarter of 2022.

The following represents our goodwill balance by global reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2021	$4,246	$7,741	$11,988
Impact of foreign currency fluctuations and other changes in carrying value	(5)	(88)	(93)
Goodwill acquired	—	989	989
As of June 30, 2022	$4,241	$8,642	$12,883

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

Goodwill and Intangible Asset Impairments

We did not record any goodwill impairment charges in the first six months of 2022 or 2021. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. Following the reorganization of our operational structure in the first quarter of 2022, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Pelvic Health and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other (FASB ASC Topic 350), we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit, and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit.

In the second quarter of 2022, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350. The qualitative approach was used for testing reporting units where fair value has historically exceeded carrying value by greater than 100 percent, and all other reporting units were tested using the quantitative approach. For those tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For all reporting units tested using the quantitative approach, we determined that the fair value of each reporting unit exceeded their carrying value and concluded that goodwill was not impaired or at risk of impairment.

We recorded Intangible asset impairment charges of $7 million in the second quarter and first six months of 2022, and $45 million in the second quarter and first six months of 2021. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. During the second quarter of 2021, we determined it was more likely than not that one of our indefinite-lived intangible assets was impaired based on our qualitative assessment of impairment indicators. We tested the intangible asset for recoverability and recorded an impairment charge associated with incremental time and cost to complete the associated in-process research and development (IPR&D) project.

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

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in euro, British pound sterling, Japanese yen, Chinese renminbi and Australian dollar. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecast. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of June 30, 2022 and December 31, 2021, we designated as a net investment hedge a portion of our €900 million in aggregate principal amount of 0.625% euro-denominated senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of June 30, 2022 or December 31, 2021. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within AOCI to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $9 million loss as of June 30, 2022 and a $24 million loss as of December 31, 2021.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2022	December 31, 2021
Forward currency contracts	Cash flow hedge	$3,527	$3,996
Forward currency contracts	Net investment hedge	365	493
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,029	3,892
Total Notional Outstanding		$7,917	$9,378
(1)    Foreign currency-denominated debt is the portion of the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

The remaining time to maturity as of June 30, 2022 is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and three years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2022
Forward currency contracts
Cash flow hedges	$213	$(48)	$165	Cost of products sold	$1,011	$(41)	$9	$(32)
Net investment hedges(2)	34	5	39	Interest expense	64	(3)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	62	(14)	48	Other, net	14	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	64	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2021
Forward currency contracts
Cash flow hedges	$(15)	$3	$(12)	Cost of products sold	$945	$(10)	$2	$(7)
Net investment hedges(2)	(8)	2	(7)	Interest expense	86	(3)	1	(3)
Foreign currency-denominated debt
Net investment hedges(3)	(12)	3	(10)	Other, net	26	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	86	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2022
Forward currency contracts
Cash flow hedges	$259	$(58)	$200	Cost of products sold	$1,966	$(71)	$16	$(55)
Net investment hedges (2)	49	2	50	Interest expense	343	(5)	1	(4)
Foreign currency-denominated debt
Net investment hedges (3)	86	(19)	66	Other, net	46	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	343	15	(3)	11

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2021
Forward currency contracts
Cash flow hedges	$156	$(35)	$121	Cost of products sold	$1,839	$(16)	$4	$(12)
Net investment hedges (2)	43	(10)	33	Interest expense	168	(9)	2	(7)
Foreign currency-denominated debt
Net investment hedges (3)	35	(8)	27	Other, net	(11)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	168	3	(1)	2
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

As of June 30, 2022, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$251
Forward currency contracts	Net investment hedge	Interest expense	10
Interest rate derivative contracts	Cash flow hedge	Interest expense	(3)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2022	2021	2022	2021
Net gain (loss) on currency hedge contracts	Other, net	$(34)	$(1)	$(63)	$(2)
Net gain (loss) on currency transaction exposures	Other, net	35	(5)	56	(6)
Net currency exchange gain (loss)		$1	$(7)	$(7)	$(9)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		June 30, 2022	December 31, 2021
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$246	$183
Forward currency contracts	Other long-term assets	252	169
		498	352
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	40	42
Total Derivative and Nonderivative Assets		$538	$394

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$10	$32
Forward currency contracts	Other long-term liabilities	1	6
Foreign currency-denominated debt(2)	Long-term debt	926	1,011
		938	1,049
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	28	22
Total Derivative and Nonderivative Liabilities		$966	$1,071
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$36	$—	$—	$36	$1,632	$—	$—	$1,632
Publicly-held equity securities	5	—	—	5	10	—	—	10
Hedging instruments	—	538	—	538	—	394	—	394
Licensing arrangements	—	—	182	182	—	—	246	246
	$40	$538	$182	$760	$1,642	$394	$246	$2,282
Liabilities
Hedging instruments	$—	$966	$—	$966	$—	$1,071	$—	$1,071
Contingent consideration liability	—	—	219	219	—	—	486	486
Licensing arrangements	—	—	215	215	—	—	281	281
	$—	$966	$434	$1,400	$—	$1,071	$767	$1,838

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $36 million invested in money market funds and time deposits as of June 30, 2022 and $1.632 billion as of December 31, 2021, we held $240 million in interest-bearing and non-interest-bearing bank accounts as of June 30, 2022 and $293 million as of December 31, 2021.

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

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of June 30, 2022 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of June 30, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$182 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2022	-	2025	2024
Financial Liability	$215 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2022	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2021	$246
Proceeds from royalty rights	(72)
Fair value adjustment (expense) benefit	9
Balance as of June 30, 2022	$182

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2021	$281
Payments for royalty rights	(75)
Fair value adjustment expense (benefit)	9
Balance as of June 30, 2022	$215

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

The fair value of our outstanding debt obligations was $8.517 billion as of June 30, 2022 and $10.196 billion as of December 31, 2021. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $8.971 billion as of June 30, 2022 and $9.065 billion as of December 31, 2021, with current maturities of $170 million as of June 30, 2022 and $261 million as of December 31, 2021. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			June 30, 2022	December 31, 2021
October 2023 Senior Notes(4)	August 2013	October 2023	—	244	4.125%
March 2024 Senior Notes(4)	February 2019	March 2024	504	850	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	1,039	—	0.750%
May 2025 Senior Notes(4)	May 2015	May 2025	—	523	3.850%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes(4)	February 2019	March 2026	255	850	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	935	1,021	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	779	—	1.375%
March 2028 Senior Notes(4)	February 2018	March 2028	344	434	4.000%
March 2029 Senior Notes(4)	February 2019	March 2029	272	850	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	779	—	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	520	—	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.750%
March 2039 Senior Notes(4)	February 2019	March 2039	450	750	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes(4)	February 2019	March 2049	650	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2023 - 2049	(82)	(76)
Unamortized Gain on Fair Value Hedges		2022	—	3
Finance Lease Obligation		Various	5	6
Long-term debt			$8,802	$8,804
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
(3)    These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of June 30, 2022 and December 31, 2021, respectively.
(4)    Amounts repaid, or partially repaid as the case may be, in connection with the March 2022 tender offer and early redemption of certain of our outstanding senior notes are described below. In addition, in the first quarter of 2022, we repaid $250 million of 3.375% May 2022 Senior Notes classified within Current Debt Obligations within our consolidated balance sheets as of December 31, 2021.

Revolving Credit Facility

On May 10, 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of

June 30, 2022 or December 31, 2021; however, outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility.

Financial Covenant

As of June 30, 2022, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of June 30, 2022	as of June 30, 2022
Maximum permitted leverage ratio(1)	3.75 times	2.61 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed qualified acquisitions due to the funding using cash on hand.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2022, we had $311 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of June 30, 2022, we had $1.080 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We had $155 million of commercial paper outstanding as of June 30, 2022 and none as of December 31, 2021.

	As of
(in millions, except maturity and yield)	June 30, 2022	December 31, 2021
Commercial paper outstanding (at par)	$155	$—
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,595	2,750
Weighted average maturity	7 days	0 days
Weighted average yield	1.93%	—%

Senior Notes

We had senior notes outstanding of $8.878 billion as of June 30, 2022 and $9.121 billion as of December 31, 2021. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

In March 2022, American Medical Systems Europe B.V. (AMS Europe), an indirect, wholly owned subsidiary of Boston Scientific, completed a registered public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes comprised of €1.000 billion of 0.750% Senior Notes due 2025, €750 million of 1.375% Senior Notes due 2028, €750 million of 1.625% Senior Notes due 2031 and €500 million of 1.875% Senior Notes due 2034 (collectively, the Eurobonds). Boston Scientific has fully and unconditionally guaranteed all of AMS Europe's obligations under the Eurobonds, and no other subsidiary of Boston Scientific will guarantee these obligations. AMS Europe is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X. The financial condition, results of operations and cash flows of AMS Europe are consolidated in the financial statements of Boston Scientific. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs.

We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. We recorded associated debt extinguishment charges of $194 million in the first quarter of 2022 presented in Interest expense within our accompanying unaudited consolidated statements of operations.

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

Factoring Arrangements	As of June 30, 2022		As of December 31, 2021
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$147	1.9%	$141	2.1%
Yen denominated	177	0.6%	223	0.6%
Renminbi denominated	—	3.1%	—	3.2%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $128 million as of June 30, 2022 and $134 million as of December 31, 2021, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2022 and December 31, 2021 we had not recognized a related liability for any outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

Refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2022	December 31, 2021
Trade accounts receivable	$2,034	$1,886
Allowance for credit losses	(117)	(108)
	$1,917	$1,778

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$113	$101	$108	$105
Credit loss expense	9	9	20	11
Write-offs	(5)	(4)	(11)	(10)
Ending balance	$117	$107	$117	$107

In accordance with FASB ASC Topic 326, Financial Instruments - Credit Losses (FASB ASC Topic 326), we record credit loss reserves to Allowance for credit losses when we establish Trade accounts receivable if credit losses are expected over the asset's contractual life. We base our estimates of credit loss reserves on historical experience and adjust, as necessary, to reflect current conditions using reasonable and supportable forecasts not already reflected in the historical loss information. We utilize an accounts receivable aging approach to determine the reserve to record at accounts receivable commencement for certain customers, applying country or region-specific factors. In performing the assessment of outstanding accounts receivable, regardless of country or region, we may consider significant factors relevant to collectability, including those specific to a customer such as bankruptcy, lengthy average payment cycles and type of account.

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

Inventories

	As of
(in millions)	June 30, 2022	December 31, 2021
Finished goods	$1,082	$1,029
Work-in-process	144	128
Raw materials	526	452
	$1,752	$1,610

Other current assets

	As of
(in millions)	June 30, 2022	December 31, 2021
Restricted cash and restricted cash equivalents	$132	$188
Derivative assets	286	226
Licensing arrangements	94	132
Other	362	254
	$874	$799

Property, plant and equipment, net

	As of
(in millions)	June 30, 2022	December 31, 2021
Land	$118	$109
Buildings and improvements	1,406	1,335
Equipment, furniture and fixtures	3,453	3,475
Capital in progress	537	605
	5,514	5,525
Less: accumulated depreciation	3,268	3,273
	$2,246	$2,252

Depreciation expense was $80 million for the second quarter of 2022, $83 million for the second quarter of 2021, $156 million for the first six months of 2022, and $166 million for the first six months of 2021.

Other long-term assets

	As of
(in millions)	June 30, 2022	December 31, 2021
Restricted cash equivalents	$50	$55
Operating lease right-of-use assets	400	435
Derivative assets	252	169
Investments	384	412
Licensing arrangements	88	114
Indemnification asset	163	—
Other	230	225
	$1,569	$1,410

Accrued expenses

	As of
(in millions)	June 30, 2022	December 31, 2021
Legal reserves	$359	$264
Payroll and related liabilities	754	848
Rebates	335	350
Contingent consideration	133	289
Other	615	686
	$2,197	$2,436

Other current liabilities

	As of
(in millions)	June 30, 2022	December 31, 2021
Deferred revenue	$222	$208
Licensing arrangements	112	138
Taxes payable	257	209
Other	193	228
	$784	$783

Other long-term liabilities

	As of
(in millions)	June 30, 2022	December 31, 2021
Accrued income taxes	$550	$442
Legal reserves	155	284
Contingent consideration	86	197
Licensing arrangements	103	143
Operating lease liabilities	357	389
Deferred revenue	279	276
Other	458	489
	$1,988	$2,220
As a result of our 2019 acquisition of BTG plc. (BTG), we assumed a benefit obligation related to a defined benefit pension plan sponsored by BTG for eligible United Kingdom employees. During the second quarter of 2022, we transferred the benefit obligation and associated assets of the pension plan to third party insurers, and as a result, were relieved from primary responsibility of the benefit obligation and the related plan assets. The transaction did not have a material impact on our financial position or results of operations.

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective tax rate from continuing operations	24.7%	(24.9)%	26.1%	(11.2)%

The changes in our reported tax rates for the second quarter and first six months of 2022, as compared to the same periods in 2021, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include acquisition/divestiture-related charges and receipts, charges and receipts on investment portfolio net losses (gains), litigation-related net charges, as well as certain discrete tax items primarily related to changes in tax laws, unrecognized tax benefits, changes in valuation allowance and foreign return-to-provision adjustments.

As of June 30, 2022, we had $411 million of gross unrecognized tax benefits, of which a net $333 million, if recognized, would affect our effective tax rate. As of December 31, 2021, we had $255 million of gross unrecognized tax benefits, of which a net $177 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to positions on new entities we acquired through recent acquisitions and restructuring activities.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $55 million.

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

Our accrual for legal matters that are probable and estimable was $514 million as of June 30, 2022 and $548 million as of December 31, 2021 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $132 million as of June 30, 2022 and $188 million as of December 31, 2021. Refer to Note F – Supplemental Balance Sheet Information for additional information. We recorded litigation-related net charges of $42 million during the second quarter and first six months of 2022, $298 million during the second quarter of 2021 and $302 million during the first six months of 2021.

During recent years, we successfully negotiated closure of several long-standing legal matters and have received favorable rulings in several other matters; however, there continues to be outstanding litigation. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, Cook) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The Company seeks lost profits, a reasonable royalty and a permanent injunction. The case was transferred to the District Court for the Southern District of Indiana. Cook filed Inter Partes Review (IPR) requests with the U.S. Patent and Trademark Office (USPTO) against four then-asserted patents, which resulted in the court staying the case until 2020. All IPRs concluded and confirmed the validity of certain claims of each challenged patent. The case is proceeding before the United States District Court for the Southern District of Indiana, with the Company asserting three patents against Cook. Trial is anticipated in February 2023. The Company has also asserted patents against Cook in Germany and the United Kingdom. In January 2022, the Düsseldorf Regional Court, Patent Litigation Chamber ruled that Cook’s Instinct Endoscopic Clip technology infringes the Company’s patent, EP 3 023 061. The Düsseldorf Court granted an ex parte preliminary injunction giving the Company the right to enjoin Cook (Cook Medical EUDC GmbH, Germany, Cook

Deutschland GmbH, Germany and Cook Medical Europe Ltd., Ireland) from offering and selling Instinct Endoscopic Clips in Germany.

Product Liability Litigation

As of June 30, 2022, in the United States, approximately 55,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. Outside the United States, approximately 2,700 cases or claims have been asserted, predominantly in Canada, the United Kingdom, Ireland and Australia. Plaintiffs generally seek monetary damages based on allegations of personal injury associated with the use of our transvaginal surgical mesh products, including design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.

As of June 30, 2022, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 53,000 cases and claims in the United States, adjusted to reflect the Company's analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 53,000 cases and claims, approximately 52,000 have met the conditions of the settlement and are final. In Canada, we have settled approximately 300 claims. In Australia, the Company has reached a settlement, subject to court approval, that resolves the approximately 2,300 claims asserted in the consolidated class action filed against the Company in the first quarter of 2021. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing.

As of June 30, 2022, the company is facing fewer than 90 cases and claims in the United Kingdom and Canada.

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

We are currently named a defendant in 127 filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and actively selling in the fourth quarter of 2018. The plaintiffs assert they are entitled to monetary damages related to alleged injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of approximately 325 claims, none of which have been filed. As of June 30, 2022, we have entered into master settlement agreements with certain plaintiffs' counsel to resolve approximately 225 cases.

Governmental Investigations and Qui Tam Matters

On December 1, 2015, the Brazilian governmental entity known as CADE (the Administrative Council of Economic Defense), served a search warrant on the offices of our Brazilian subsidiary, as well as on the Brazilian offices of several other major medical device makers who do business in Brazil, in furtherance of an investigation into alleged anti-competitive activity with respect to certain tender offers for government contracts. On June 20, 2017, CADE, through the publication of a “technical note,” announced that it was launching a formal administrative proceeding against Boston Scientific’s Brazilian subsidiary,

Boston Scientific do Brasil Ltda. (BSB), as well as against the Brazilian operations of Medtronic, Biotronik and St. Jude Medical, two Brazilian associations, ABIMED and AMBIMO and 29 individuals for alleged anti-competitive behavior. Under applicable guidance, BSB could be fined a percentage of BSB’s 2016 gross revenues. In August 2021, the investigating commissioner issued a preliminary recommendation of liability against all of the involved companies, and also recommended that CADE impose fines and penalties. However, on October 25, 2021, the CADE Attorney General's office recommended dismissal of the charges and allegations against BSB and the individual BSB employees who were still individual defendants. Subsequently, on March 30, 2022, the Federal Prosecutor’s office issued a non-binding recommendation that is contrary to the Attorney General’s recommendation. The full Commission is considering both of these recommendations but has not yet issued its decision. We continue to deny the allegations, intend to defend ourselves vigorously and will appeal any decision of liability by the full Commission to the Brazilian courts. During such an appeal, the decision would have no force and effect, and the Court would consider the case without being bound by CADE’s decision.

In March 2022, the Company received a whistleblower letter alleging Foreign Corrupt Practices Act violations in Vietnam. The Company is cooperating with government agencies while investigating these allegations.

Matters Concluded Since December 31, 2021

On May 16, 2018, Arthur Rosenthal et al., filed a plenary summons against Boston Scientific Corporation and Boston Scientific Limited with the High Court of Ireland alleging that payments were due pursuant a transaction agreement regarding Labcoat Limited, a company Boston Scientific purchased in 2008 that provided coating technology for drug-eluting stents. Labcoat sought monetary damages related to an earn-out provision. On March 25, 2022, the parties agreed to a confidential settlement which resolves the dispute. The settlement did not have a material impact on our financial position or results of operations.

On December 9, 2016, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement action against Nevro Corp. (Nevro) in United States District Court for the District of Delaware (16-cv-1163) alleging that ten U.S. patents owned by Boston Scientific Neuromodulation Corporation are infringed by Nevro's Senza™ Spinal Cord Stimulation (SCS) System. The company sought lost profits, a reasonable royalty and a permanent injunction. At a trial held in October and November 2021 regarding six of Boston Scientific's originally asserted patent claims, a jury granted Boston Scientific a monetary award, finding that each asserted claim was valid, that four of the six claims were infringed by Nevro, and that two of the claims were willfully infringed by Nevro. On July 29, 2022, the parties reached a confidential settlement agreement, pursuant to which the Company agreed to make a payment to Nevro of $85 million to resolve all pending litigation between the parties, including this matter and the 18-cv-664 and 21-cv-258 matters described below.

On April 21, 2018, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement, theft of trade secrets and tortious interference with a contract action against Nevro in United States District Court for the District of Delaware (18-cv-664), and amended the complaint on July 18, 2018, alleging that nine U.S. patents owned by Boston Scientific Neuromodulation Corporation were infringed by Nevro’s Senza™ I and Senza™ II SCS Systems. On December 9, 2019, Nevro filed an answer and counterclaims, in which it alleged that our SCS systems infringed five Nevro patents. Nevro sought lost profits, a reasonable royalty and a permanent injunction. On July 29, 2022, the parties agreed to a confidential settlement, described above.

On February 23, 2021, Nevro filed a complaint against the Company in the United States District Court for the District of Delaware (21-cv-258). The complaint alleges infringement of five Nevro patents by certain of the Company’s spinal cord stimulation systems. Nevro sought lost profits, a reasonable royalty and a permanent injunction. On July 29, 2022, the parties agreed to a confidential settlement, described above.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2022, our MCPS had an aggregate liquidation preference of $1.006 billion.

In the second quarter of 2022, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, a cash dividend of $1.375 per MCPS share to holders of our MCPS as of May 15, 2022, representing a dividend period from March 2022 through May 2022. On July 25, 2022 the Committee declared a cash dividend of $1.375 per MCPS share to holders of our MCPS as of August 15, 2022, representing a dividend period from June through August 2022. We have presented cumulative, unpaid dividends within Accrued expenses within our accompanying unaudited consolidated balance sheet as of June 30, 2022.

Refer to Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Weighted average shares outstanding — basic	1,429.7	1,421.3	1,428.8	1,420.0
Net effect of common stock equivalents	8.1	11.2	9.3	11.7
Weighted average shares outstanding - assuming dilution	1,437.8	1,432.5	1,438.1	1,431.7

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Stock options outstanding(1)	7	3	6	6
MCPS(2)	24	24	24	24
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

For the second quarter and first six months of 2022 and 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income available to common stockholders.

We issued less than one million shares of our common stock in the second quarter of 2022, approximately four million shares in the first six months of 2022, approximately one million shares in the second quarter of 2021, and approximately five million shares in the first six months of 2021, following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first six months of 2022 or 2021. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2022, we had the full amount remaining available under the authorization.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages). We have revised prior periods to conform to the current year presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2022	2021	2022	2021
MedSurg	$1,278	$1,185	$2,442	$2,233
Cardiovascular	2,066	1,865	3,967	3,526
Total net sales of reportable segments	3,344	3,050	6,410	5,758
Specialty Pharmaceuticals(1)	—	—	—	13
Impact of foreign currency fluctuations	(100)	27	(140)	58
	$3,244	$3,077	$6,270	$5,829

Income (loss) before income taxes
MedSurg	$398	$403	$769	$748
Cardiovascular	543	529	1,020	989
Total operating income of reportable segments	941	932	1,789	1,736
Specialty Pharmaceuticals(1)	—	—	—	4
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(123)	(159)	(189)	(298)
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), and certain litigation-related net charges (credits) and EU MDR implementation costs	(192)	(331)	(308)	(445)
Amortization expense	(204)	(180)	(402)	(365)
Operating income (loss)	423	262	889	632
Other expense, net	(78)	(113)	(388)	(157)
Income (loss) before income taxes	$345	$149	$501	$474

(1) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income margin of reportable segments	2022	2021	2022	2021
MedSurg	31.2%	34.0%	31.5%	33.5%
Cardiovascular	26.3%	28.4%	25.7%	28.0%

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

	Three Months Ended June 30,
	2022			2021
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$338	$221	$560	$316	$235	$551
Urology and Pelvic Health	320	130	450	285	112	397
Neuromodulation	186	53	239	194	53	247
MedSurg	844	404	1,248	794	400	1,195
Interventional Cardiology Therapies	192	382	574	206	369	574
Watchman	225	25	250	192	24	216
Cardiac Rhythm Management	342	199	541	314	210	524
Electrophysiology	73	79	152	34	62	95
Cardiology	832	685	1,517	746	664	1,410
Peripheral Interventions	257	221	478	260	213	473
Cardiovascular	1,089	906	1,996	1,005	877	1,883
Total Net Sales	$1,933	$1,311	$3,244	$1,800	$1,277	$3,077

	Six Months Ended June 30,
	2022			2021
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$650	$441	$1,091	$596	$454	$1,050
Urology and Pelvic Health	606	257	863	542	216	758
Neuromodulation	346	101	448	345	99	444
MedSurg	1,602	799	2,402	1,483	769	2,252
Interventional Cardiology Therapies	378	740	1,118	400	699	1,100
Watchman	428	48	476	341	45	386
Cardiac Rhythm Management	667	394	1,061	590	403	993
Electrophysiology	123	147	270	64	115	179
Cardiology	1,596	1,329	2,925	1,395	1,263	2,658
Peripheral Interventions	513	430	944	498	407	906
Cardiovascular	2,109	1,760	3,868	1,893	1,670	3,564
Specialty Pharmaceuticals	—	—	—	10	4	13
Total Net Sales	$3,711	$2,559	$6,270	$3,386	$2,443	$5,829

Refer to Note K- Segment Reporting for information on our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Regions	2022	2021	2022	2021
U.S.	$1,933	$1,800	$3,711	$3,376
Europe, Middle East and Africa	660	662	1,284	1,266
Asia-Pacific	530	520	1,047	994
Latin America and Canada	120	95	228	180
Medical Devices	3,244	3,077	6,270	5,816
U.S.	—	—	—	10
International	—	—	—	4
Specialty Pharmaceuticals	—	—	—	13
Total Net Sales	$3,244	$3,077	$6,270	$5,829

Emerging Markets(1)	$427	$359	$817	$676
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

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $501 million as of June 30, 2022 and $484 million as of December 31, 2021. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $35 million in the second quarter and $76 million in the first six months of 2022 that was included in the above contract liability balance as of December 31, 2021. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

For additional information on variable consideration, refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2022	$29	$229	$(36)	$222
Other comprehensive income (loss) before reclassifications	79	165	—	245
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(31)	0	(34)
Total other comprehensive income (loss)	77	134	—	211
Balance as of June 30, 2022	$106	$363	$(36)	$433

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2021	$134	$165	$(45)	$254
Other comprehensive income (loss) before reclassifications	5	(12)	(0)	(8)
(Income) loss amounts reclassified from accumulated other comprehensive income	(3)	(6)	—	(9)
Total other comprehensive income (loss)	2	(18)	—	(16)
Balance as of June 30, 2021	$136	$146	$(46)	$237

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	17	200	0	217
(Income) loss amounts reclassified from accumulated other comprehensive income	(4)	(43)	0	(47)
Total other comprehensive income (loss)	13	157	—	170
Balance as of June 30, 2022	$106	$363	$(36)	$433

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	53	121	1	174
(Income) loss amounts reclassified from accumulated other comprehensive income(1)	(134)	(10)	—	(144)
Total other comprehensive income (loss)	(81)	111	1	30
Balance as of June 30, 2021	$136	$146	$(46)	$237
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

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first six months of 2022, we implemented the following standards, which did not have a material impact on our financial position or results of operations.

ASC Update No. 2021-05

In July 2021, the FASB issued ASC Update No. 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. The amendments in Update No. 2021-05 revise lessor lease classification guidance and require accounting for certain leases with variable lease payments that do not depend on a reference index or rate as operating leases. Such classification is required if the lease would have been classified as a sales-type or direct financing lease in accordance with guidance in FASB ASC Topic 842 and the lessor would have otherwise recognized a day-one loss. Update No. 2021-05 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We adopted Update No. 2021-05 in the first quarter of 2022 on a prospective basis.

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

In June 2022, the FASB issued ASC Update No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. Update No. 2022-03 clarifies the guidance in Topic 820 related to measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, as well as introduces new disclosure requirements for these types of equity securities. Update No. 2022-03 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance and the amendments in this update should be applied prospectively. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

While we expect the COVID-19 pandemic and related impacts will continue to negatively impact our performance to an extent, we continue to believe our long-term fundamentals remain strong and we intend to manage through these challenges with strategic focus and the winning spirit of our global team.

Economic Trends

Economic conditions created in part by the COVID-19 pandemic, have had, and are expected to continue to have, a negative impact on our business. We face and expect to continue to face, increases in the cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. Further, other macroeconomic factors have led to a challenging labor market in which we compete, which impacts in some cases, our ability to retain and attract new talent as well as put inflationary pressure on certain operational costs due to wage increases. Uncertainty around inflationary pressures, rising interest rates and monetary policy, could potentially cause new, or exacerbate existing, economic challenges that we may face. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation.

Corporate Sustainability

Our sustainable environmental, social and governance practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Steering Committee, our Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. In addition, our 2021 annual bonus plan included performance measured against environmental targets, employee engagement goals and human capital metrics targets, including global gender and U.S. (inclusive of Puerto Rico) multicultural goals. In 2022 we were named to the Forbes 2022 list of America's Best Employers for Diversity, as well as ranked number one among Health Care Equipment companies on renewable energy use by JUST Capital. We were also ranked on the list of 100 best Corporate Citizens of 2022 by 3BL Media. For additional information on our sustainability efforts, as well as our Diversity, Equity and Inclusion (DE&I) initiatives, refer to our most recent Annual Report on Form 10-K. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2022 Annual Meeting of Shareholders.

Financial Summary

Three Months Ended June 30, 2022

Our net sales for the second quarter of 2022 were $3.244 billion, as compared to $3.077 billion for the second quarter of 2021. This increase of $167 million, or 5.4 percent, included operational1 net sales growth of 9.6 percent and the negative impact of 420 basis points from foreign currency fluctuations. The increase in our net sales was primarily driven by recent acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the second quarter of 2022 was $246 million, or $0.17 per diluted share. Our reported results for the second quarter of 2022 included certain charges and/or credits totaling $389 million (after-tax), or $0.27 per diluted share. Excluding these items, adjusted net income available to common stockholders1 was $635 million, or $0.44 per diluted share.

Our reported net income available to common stockholders for the second quarter of 2021 was $172 million, or $0.12 per diluted share. Our reported results for the second quarter of 2021 included certain charges and/or credits totaling $405 million (after-tax), or $0.28 per diluted share. Excluding these items, adjusted net income available to common stockholders1 was $577 million, or $0.40 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended June 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$345	$85	$260	$(14)	$246	$0.17
Non-GAAP adjustments:
Amortization expense	204	29	175	—	175	0.12
Goodwill and other intangible asset impairment charges	7	—	7	—	7	0.00
Acquisition/divestiture-related net charges (credits)	91	(5)	95	—	95	0.07
Restructuring and restructuring-related net charges (credits)	35	5	30	—	30	0.02
Litigation-related net charges (credits)	42	10	33	—	33	0.02
Investment portfolio net losses (gains)	4	2	2	—	2	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	17	2	14	—	14	0.01
Debt extinguishment charges	0	0	0	—	0	0.00
Deferred tax expenses (benefits)	—	(34)	34	—	34	0.02
Discrete tax items	—	1	(1)	—	(1)	(0.00)
Adjusted	$744	$95	$649	$(14)	$635	$0.44

	Three Months Ended June 30, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$149	$(37)	$186	$(14)	$172	$0.12
Non-GAAP adjustments:
Amortization expense	180	19	161	—	161	0.11
Goodwill and other intangible asset impairment charges	45	6	39	—	39	0.03
Acquisition/divestiture-related net charges (credits)	(64)	1	(65)	—	(65)	(0.05)
Restructuring and restructuring-related net charges (credits)	39	4	35	—	35	0.02
Litigation-related net charges (credits)	298	69	229	—	229	0.16
Investment portfolio net losses (gains)	6	1	5	—	5	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	12	1	11	—	11	0.01
Deferred tax expenses (benefits)	—	(25)	25	—	25	0.02
Discrete tax items	—	35	(35)	—	(35)	(0.02)
Adjusted	$665	$74	$591	$(14)	$577	$0.40

(2) For the second quarter and first six months of 2022 and 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

Six Months Ended June 30, 2022

Our net sales for the first six months of 2022 were $6.270 billion, as compared to $5.829 billion for the first six months of 2021. This increase of $441 million, or 7.6 percent, included operational1 net sales growth of 11.1 percent and the negative impact of 350 basis points from foreign currency fluctuations. The increase in our net sales was primarily driven by recent acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the first six months of 2022 was $342 million, or $0.24 per diluted share. Our reported results for the first six months of 2022 included certain charges and/or credits totaling $854 million (after-tax), or $0.59 per diluted share. Excluding these items, adjusted net income available to common stockholders1 for the first six months of 2022 was $1.197 billion, or $0.83 per diluted share.

Our reported net income available to common stockholders for the first six months of 2021 was $500 million, or $0.35 per diluted share. Our reported results for the first six months of 2021 included certain charges and/or credits totaling $602 million (after-tax), or $0.42 per diluted share. Excluding these items, adjusted net income available to common stockholders1 for the first six months of 2021 was $1.102 billion, or $0.77 per diluted share.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Six Months Ended June 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$501	$131	$370	$(28)	$342	$0.24
Non-GAAP adjustments:
Amortization expense	402	56	345	—	345	0.24
Intangible asset impairment charges	7	—	7	—	7	0.00
Acquisition/divestiture-related net charges (credits)	163	(5)	167	—	167	0.12
Restructuring and restructuring-related net charges (credits)	64	9	55	—	55	0.04
Litigation-related net charges (credits)	42	10	33	—	33	0.02
Investment portfolio net losses (gains)	11	4	7	—	7	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	33	5	28	—	28	0.02
Debt extinguishment charges	194	45	149	—	149	0.10
Deferred tax expenses (benefits)	—	(63)	63	—	63	0.04
Discrete tax items	—	—	—	—	—	0.00
Adjusted	$1,416	$191	$1,224	$(28)	$1,197	$0.83

	Six Months Ended June 30, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$474	$(53)	$527	$(28)	$500	$0.35
Non-GAAP adjustments:
Amortization expense	365	37	328	—	328	0.23
Goodwill and other intangible asset impairment charges	45	6	39	—	39	0.03
Acquisition/divestiture-related net charges (credits)	(212)	7	(219)	—	(219)	(0.15)
Restructuring and restructuring-related net charges (credits)	88	10	79	—	79	0.05
Litigation-related net charges (credits)	302	69	233	—	233	0.16
Investment portfolio net losses (gains)	152	35	117	—	117	0.08
European Union (EU) Medical device regulation (MDR) implementation costs	23	2	20	—	20	0.01
Deferred tax expenses (benefits)	—	(43)	43	—	43	0.03
Discrete tax items	—	38	(38)	—	(38)	(0.03)
Adjusted	$1,237	$108	$1,129	$(28)	$1,102	$0.77

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

	Three Months Ended June 30,
(in millions)	2022	2021	Increase/(Decrease)
Endoscopy	$560	$551	1.6%
Urology and Pelvic Health	450	397	13.4%
Neuromodulation	239	247	(3.4)%
MedSurg	1,248	1,195	4.5%
Cardiology	1,517	1,410	7.6%
Peripheral Interventions	478	473	1.2%
Cardiovascular	1,996	1,883	6.0%
Medical Devices	3,244	3,077	5.4%
Net Sales	$3,244	$3,077	5.4%

	Six Months Ended June 30,
(in millions)	2022	2021	Increase/(Decrease)
Endoscopy	$1,091	$1,050	3.9%
Urology and Pelvic Health	863	758	13.9%
Neuromodulation	448	444	0.7%
MedSurg	2,402	2,252	6.6%
Cardiology	2,925	2,658	10.0%
Peripheral Interventions	944	906	4.2%
Cardiovascular	3,868	3,564	8.6%
Medical Devices	6,270	5,816	7.8%
Specialty Pharmaceuticals(3)	—	13	(100.0)%
Net Sales	$6,270	$5,829	7.6%
(3) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products were $560 million for the second quarter and $1.091 billion for the first six months of 2022, and represented 17 percent of our consolidated net sales in both periods. Our Endoscopy net sales increased $9 million, or 1.6 percent, in the second quarter and increased $41 million, or 3.9 percent, in the first six months of 2022, compared to the prior year periods. In the second quarter of 2022, this increase included operational net sales growth of 5.8 percent and a negative impact of 430 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2022, this increase included operational net sales growth of 7.3 percent and a negative impact of 340 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our single-use imaging franchise led by our EXALTTM D Single-use Duodenoscope and our biliary franchise led by our AXIOSTM Stent and Delivery System, as well as our hemostasis and infection prevention franchises.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products were $450 million for the second quarter and $863 million for the first six months of 2022, representing 14 percent of our consolidated net sales in both periods. Our Urology and Pelvic Health net sales increased $53 million, or 13.4 percent, in the second quarter and increased $105 million, or 13.9 percent, in the first six months of 2022, compared to the prior year periods. In the second quarter of 2022, this increase included operational net sales growth of 16.2 percent and a negative impact of 280 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2022, this increase included operational net sales growth of 16.1 percent and a negative impact of 220 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 7.0 percent in the second quarter of 2022 and 7.0 percent in the first six months of 2022, and the positive impact of 920 basis points in both periods, from our acquisition of the surgical business of Lumenis, LTD. (Lumenis) in the third quarter of 2021. Organic net sales growth was driven by strong performance across our key products, including our LithoVue™ Single-Use Digital Flexible Ureteroscopes and SpaceOAR™ Hydrogel Systems, as well as continued focus on globalization.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products were $239 million for the second quarter and $448 million for the first six months of 2022, representing 7 percent of our consolidated net sales in both periods. Our Neuromodulation net sales decreased $8 million, or 3.4 percent in the second quarter and increased $3 million, or 0.7 percent in the first six months of 2022, compared to the prior year periods. In the second quarter of 2022, this decrease included an operational net sales decline of 1.0 percent and a negative impact of 240 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2022, this increase included operational net sales growth of 2.8 percent and a negative impact of 210 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales declines for the second quarter of 2022 were primarily due to very strong procedural volumes in the second quarter of 2021 associated with sharp recovery from the COVID-19 pandemic as well as the U.S. launch of our WaveWriter Alpha™ SCS and Vercise Genus™ DBS systems. Operational net sales growth for the first six months of 2022 was primarily driven by the first quarter performance of our spinal cord stimulation (SCS) systems.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Our net sales of Cardiology products were $1.517 billion for the second quarter and $2.925 billion for the first six months of 2022, representing 47 percent of our consolidated net sales in both periods. Our Cardiology net sales increased $108 million, or 7.6 percent, in the second quarter and $266 million, or 10.0 percent in the first six months of 2022, compared to the prior year periods. In the second quarter of 2022, this increase included operational net sales growth of 12.5 percent and a negative impact of 480 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2022, this increase included operational net sales growth of 14.1 percent and a negative impact of 410 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic net sales growth of 8.5 percent in the second quarter of 2022 and 9.7 percent for the first six months of 2022, and the positive impact of 400 and 440 basis points, respectively, from our acquisitions of Preventice Solutions, Inc. (Preventice), Farapulse, Inc. and Baylis Medical in the first and third quarter of 2021 and the first quarter of 2022, respectively.

Organic net sales growth was primarily driven by continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN™ FLX LAAC Device, as well as performance of our percutaneous coronary intervention guidance and subcutaneous implantable cardiac defibrillator (S-ICD) franchises. Organic net sales growth was also driven by our diagnostics franchise, led by our LUX-Dx™ Insertable Cardiac Monitor (ICM) system, as well as our wearable ambulatory electrocardiograph portfolio. In addition, sales growth in the first six months of 2022 was driven by our structural heart valve franchise led by our ACURATE neo2™ Aortic Valve Systems.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our net sales of Peripheral Interventions products were $478 million for the second quarter and $944 million for the first six months of 2022, representing 15 percent of our consolidated net sales in both periods. Our Peripheral Interventions net sales increased $6 million, or 1.2 percent, in the second quarter and increased $38 million, or 4.2 percent, in the first six months of 2022, compared to the prior year periods. In the second quarter of 2022, this increase included operational net sales growth of 5.7 percent and a negative impact of 450 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2022, this increase included operational net sales growth of 7.8 percent and a negative impact of 360 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth was primarily driven by our drug eluting franchise led by our RangerTM Drug-Coated Balloon and EluviaTM Drug-Eluting Stent System within our arterial portfolio as well as our interventional oncology franchise led by our TheraSphere™ Y-90 Radioactive Glass Microspheres.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, which currently includes the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 13 percent of our consolidated net sales in the second quarter and first six months of 2022, and 12 percent in the second quarter and first six months of 2021. In the second quarter of 2022, our Emerging Markets net sales grew 18.9 percent on a reported basis, which included operational net sales growth of 26.0 percent and a negative impact of 710 basis points from foreign currency fluctuations, compared to the prior year period. In the first six months of 2022, our Emerging Markets net sales grew 20.8 percent on a reported basis, which included operational net sales growth of 27.3 percent and a negative impact of 650 basis points from foreign currency fluctuations, compared to the prior year period. The increase in the second quarter of 2022 compared to the prior year period was driven primarily by growth in India and Brazil as we continue to focus on globalization of our products. We experienced sequentially lower growth in China in the second quarter of 2022 due to decreased procedural volumes related to the recent increase of COVID-19 cases and associated public health measures implemented. The increase in the first six months of 2022 compared to the prior year period was driven primarily by growth in China, India and Brazil.

Gross Profit

Our Gross profit was $2.233 billion for the second quarter of 2022, $2.132 billion for the second quarter of 2021, $4.304 billion first six months of 2022 and $3.990 billion first six months of 2021. As a percentage of net sales, our Gross profit decreased to 68.8 percent in the second quarter of 2022, as compared to 69.3 percent in the second quarter of 2021 and increased to 68.6 percent in the first six months of 2022, as compared to 68.4 percent in the first six months of 2021. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Six Months
Gross profit margin - period ended June 30, 2021	69.3%	68.4%
Sales pricing, volume and mix	(0.3)	0.1
Net impact of foreign currency fluctuations	1.1	1.0
All other, including other period expenses	(1.3)	(0.8)
Gross profit margin - period ended June 30, 2022	68.8%	68.6%

The primary factors contributing to the decrease in our gross profit margin in the second quarter of 2022, as compared to the same period in the prior year, were the impacts of inflation on costs of certain raw materials, direct labor and freight, as well as inefficiencies in our manufacturing plants due to constraints in material availability, which were partially offset by the favorable impact of foreign currency fluctuations and the realization of standard cost improvements. As expected, these macro-economic factors have negatively impacted our gross profit margin, and we expect continued negative impact throughout 2022 while these factors persist. Despite the challenging macro-economic environment, we experienced an overall increase in our gross profit margin in first six months of 2022, as compared to the same period in the prior year, due to increased sales of higher-margin products and the favorable impact of foreign currency fluctuations, which offset the macro-economic factors that became more pronounced in the second quarter of 2022.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,165	35.9%	$1,121	36.4%	$2,225	35.5%	$2,139	36.7%
Research and development expenses	335	10.3%	298	9.7%	654	10.4%	574	9.9%
Royalty expense	11	0.3%	12	0.4%	23	0.4%	24	0.4%

Selling, general and administrative expenses (SG&A Expenses)

In the second quarter of 2022, SG&A expenses increased $45 million, or 4 percent, as compared to the prior year period and were 50 basis points lower as a percentage of net sales. In the first six months of 2022, SG&A expenses increased $86 million, or 4 percent, as compared to the prior year period and were 120 basis points lower as a percentage of net sales. The increases in SG&A expenses were primarily due to higher selling costs driven by higher global net sales.

Research and development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. In the second quarter of 2022, R&D expenses increased $36 million, or 12 percent, as compared to the prior year period and were 60 basis points higher as a percentage of net sales. In the first six months of 2022, our R&D expenses increased $79 million, or

14 percent, as compared to the prior year period, and were 60 basis points higher as a percentage of net sales. R&D expenses increased in both the second quarter and first six months of 2022 as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance. Refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Amortization expense	$204	$180	$402	$365
Intangible asset impairment charges	7	45	7	45
Contingent consideration net expense (benefit)	36	(85)	48	(91)
Restructuring charges (credits)	11	3	14	8
Litigation-related net charges (credits)	42	298	42	302
Gain on disposal of businesses and assets	—	(2)	—	(9)

Amortization Expense

In the second quarter of 2022, Amortization expense increased $24 million, or 13 percent, compared to the prior year period. In the first six months of 2022, Amortization expense increased $37 million, or 10 percent, as compared to first six months of 2021. The increase in Amortization expense in both the second quarter and first six months of 2022 was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $7 million in the second quarter and first six months of 2022, and $45 million in the second quarter and first six months of 2021. The impairment charges recorded in 2021 were primarily attributable to incremental time and cost to complete an acquired in-process research and development (IPR&D) project. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.
Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $36 million and $48 million in the second quarter and first six months of 2022, respectively, and net benefits of $85 million and $91 million in the in the second quarter and first six months of 2021, respectively. The net charges recorded in the first six months of 2022 related to an increase in expected payments for achievement of commercialization-based milestones and revenue-based payments as a result of over-performance. In addition, we made payments of $314 million associated with prior acquisitions during the first six months of 2022, following the achievement of revenue and/or regulatory milestones. The net benefits recorded in the first six months of 2021 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, in the case of nVision, for milestones that would not be achieved due to management's discontinuation of the R&D program. In addition, we made payments of $14 million associated with prior acquisitions during the first six months of 2021, following the achievement of a revenue-based milestone. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

In November 2018, our Board of Directors approved, and we committed to, a new global restructuring program (the 2019 Restructuring Plan). In addition, on February 22, 2022, our Board of Directors approved increased cost estimates to complete additional activities identified under the program, which are expected to result in total pre-tax charges of approximately $450 million to $500 million, and approximately $375 million to $425 million of these charges are expected to result in cash outlays. We expect the majority of activity associated with our 2019 Restructuring Plan to be substantially complete by the end of 2022. A substantial portion of the savings are being reinvested in strategic growth initiatives. Pursuant to this program, restructuring charges were $11 million in the second quarter of 2022, $3 million in the second quarter of 2021, $14 million in the first six months of 2022 and $6 million in the first six months of 2021. Restructuring-related charges were $24 million in the second quarter of 2022, $35 million in the second quarter of 2021, $49 million in the first six months of 2022 and $64 million in the first six months of 2021, and were recorded primarily in Cost of products sold and SG&A expenses.

In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS EdgeTM Aortic Valve System and our decision to retire the entire LOTUSTM Valve platform. We recorded $2 million of restructuring charges and $16 million of restructuring-related charges associated with the product discontinuation in the first six months of 2021. The restructuring activities were completed in 2021 and resulted in total pre-tax restructuring and restructuring-related net charges of approximately $80 million.

Refer to Note H – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Litigation-related net charges (credits)

We recorded litigation-related net charges of $42 million during the second quarter and first six months of 2022. We recorded litigation-related net charges of $298 million during the second quarter and $302 million during first six months of 2021, primarily related to transvaginal surgical mesh products. We increased the accrual associated with this matter to account for increased, post-COVID-19 settlement and litigation activity related to the remaining cases and claims the Company faces, our revision of the per-case settlement amount for these cases is based on recent settlement and litigation activity and changes to our expectations regarding the rate of incoming cases and claims. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense (in millions)	$(64)	$(86)	$(343)	$(168)
Average borrowing rate	2.7%	3.6%	7.2%	3.6%

Interest expense and our average borrowing rate decreased in the second quarter of 2022 compared to the prior year period, due to the issuance of euro-denominated bonds in the first quarter of 2022, which carry lower interest rates than our prior period debt portfolio. Interest expense and our average borrowing rate increased in the first six months of 2022 compared to the prior year period due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest income	$1	$1	$5	$3
Net foreign currency gain (loss)	1	(7)	(7)	(9)
Net gains (losses) on investments	(16)	(14)	(36)	22
Other income (expense), net	(0)	(7)	(7)	(5)
	$(14)	$(26)	$(46)	$11

In connection with the acquisition of Preventice in the first quarter of 2021, we remeasured the fair value of our previously-held equity interest, which resulted in a $195 million gain recognized within Other, net in the first six months of 2021. In the second quarter and first six months of 2021, we also recorded losses of $8 million and $154 million, respectively, on our investment in Pulmonx Corporation presented in Other, net associated with the partial disposition of our ownership and remeasurement of our remaining investment to fair value based on observable market prices. The Preventice gain is included within Acquisition/divestiture-related net charges (credits) and the Pulmonx loss is included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective tax rate from continuing operations	24.7%	(24.9)%	26.1%	(11.2)%

The changes in our reported tax rates for the second quarter and first six months of 2022, as compared to the same periods in 2021, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include acquisition/divestiture-related charges and receipts, charges and receipts on investment portfolio net losses (gains), litigation-related net charges, as well as certain discrete tax items primarily related to changes in tax laws, unrecognized tax benefits, changes in valuation allowance and foreign return-to-provision adjustments.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. In the second quarter and first six months of 2022, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of June 30, 2022, we had $276 million of unrestricted Cash and cash equivalents on hand, comprised of $36 million invested in money market funds and time deposits and $240 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. As of June 30, 2022, we had $155 million of commercial paper debt outstanding, resulting in an additional $2.595 billion of available liquidity under the 2021 Revolving Credit Facility.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2022	2021
Cash provided by (used for) operating activities	$249	$927
Cash provided by (used for) investing activities	(1,603)	71
Cash provided by (used for) financing activities	(350)	(93)

Operating Activities

In the first six months of 2022, cash provided by operating activities decreased $678 million as compared to the prior year period primarily due to changes in working capital partially offset by comparatively higher net sales and operating income.

Investing Activities

In the first six months of 2022, cash used for investing activities included a net cash payment of $1.471 billion for the acquisition of Baylis Medical. In the first six months of 2021, cash provided by investing activities included proceeds of $801 million from the divestiture of the Specialty Pharmaceuticals business and $92 million of proceeds from (payments for) investments and acquisitions of certain technologies, partially offset by a net cash payment of $706 million for the acquisition of Preventice. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment and internal use software of $226 million in the first six months of 2022 and $181 million in the first six months of 2021.

Financing Activities

In the first six months of 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. Cash used for financing activities in the first six months of 2022 also included payments on short-term borrowings of $250 million, payment of contingent consideration previously established in purchase accounting of $283 million and an increase (decrease) in commercial paper of $154 million. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In the first six months of 2022 and 2021, cash used for financing activities also included cash payments associated with the settlement of employee equity awards and payments for royalty rights associated with the Zytiga™ Drug.

Financial Covenant

As of June 30, 2022, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility described below.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed qualified acquisitions due to the funding using cash on hand. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of June 30, 2022, we had $311 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of June 30, 2022, we had $1.080 billion of the litigation exclusion remaining.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of June 30, 2022.

Equity

We received $58 million in the first six months of 2022 and $38 million in the first six months of 2021 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock in the second quarter or first six months of 2022 or 2021. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2022, we had the full amount remaining available under the authorization.

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

Stock Trading Policy

Our directors and executive officers are subject to our Stock Trading Policy, which is designed to facilitate compliance with insider trading laws and governs transactions in our common stock and related derivative securities. Our policy designates certain regular periods, dictated by release of financial results, in which trading is restricted for individuals in information-sensitive positions, including directors and executive officers. In addition, additional periods of trading restriction may be imposed as determined by the President and Chief Executive Officer, General Counsel, or Chief Financial Officer in light of material pending developments. Further, during permitted windows, individuals in information-sensitive positions are required to seek pre-clearance for trades from the General Counsel, who assesses whether there are any important pending developments, including cybersecurity matters, which need to be made public before the individual may participate in the market.

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

Use of Non-GAAP Financial Measures

To supplement our unaudited consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share (EPS) that exclude certain charges (credits); operational net sales, which exclude the impact of foreign currency fluctuations; and organic net sales, which exclude the impact of foreign currency fluctuations as well as the impact of certain acquisitions and divestitures with less than a full period of comparable net sales. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits), which include amortization expense, goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio gains and losses, restructuring and restructuring-related net charges (credits); and certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment charges, deferred tax expenses (benefits) and discrete tax items. Amounts are presented after-tax at our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of the ongoing COVID-19 pandemic on our operations and financial results; the impact of foreign currency fluctuations; future U.S. and global economic, political, competitive, reimbursement and regulatory conditions, including as a result of the ongoing conflict between Russia and Ukraine; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by extreme weather or other climate change-related events; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

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

Our Businesses
•The impact of the COVID-19 pandemic on the worldwide economy and financial markets, and developments related to the disease,

•The impact of the COVID-19 pandemic on our global manufacturing and distribution system, including disruption in the manufacture or supply of certain components, materials or products, or the failure to secure in a timely manner alternative manufacturing or additional or replacement components, materials or products,

•Labor shortages and the impact of inflation on the cost of raw materials and direct labor, including as a result of the economic effects of the COVID-19 pandemic,

•The impact of the COVID-19 pandemic upon the scheduling of elective and semi-emergent procedures,

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

Regulatory Compliance, Litigation and Data Protection

•The impact of healthcare policy changes and legislative or regulatory efforts in the U.S., the EU and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other healthcare reform legislation,

•Risks associated with our regulatory compliance and quality systems and activities in the U.S., the EU and around the world, including meeting regulatory standards applicable to manufacturing and quality processes,

•The effect of global legal, regulatory or market responses to climate change, including increased compliance burdens and costs to meet regulatory obligations,

•Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and processes and the ongoing inherent risk of potential physician advisories related to our or our competitors' products,

•The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback

Statute, U.S. False Claims Act and similar laws in other jurisdictions, U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions, and U.S. and foreign export control, trade embargo and customs laws,

•Costs and risks associated with current and future asserted litigation,

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

International Markets

•Our dependency on international net sales to achieve growth, including in emerging markets,

•The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements, or to enter new factoring arrangements with favorable terms,

•The impact on pricing due to national and regional tenders,

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine conflict, and related, downstream effects thereof, including the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $6.920 billion as of June 30, 2022 and $8.381 billion as of December 31, 2021. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $264 million as of June 30, 2022 as compared to $298 million as of December 31, 2021. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $323 million as of June 30, 2022 as compared to $364 million as of December 31, 2021. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2022 and December 31, 2021. As of June 30, 2022, $8.878 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 98 percent of our total debt, on an amortized cost basis. As of June 30, 2022, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the second quarter or first six months of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2	0.750% Senior Notes due March 8, 2025 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.3	1.375% Senior Notes due March 8, 2028 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.4	1.625% Senior Notes due March 8, 2031 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.5	1.875% Senior Notes due March 8, 2034 ((incorporated herein by reference to Exhibit 4.5, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

10.1	Form of EC Non-CEO Change in Control Agreement (incorporated herein by reference to Exhibit 10.1, Current Report on Form 8-K dated May 6, 2022, File No. 1-11083)

10.2
Boston Scientific Corporation Employee Stock Purchase Plan, Amended and Restated Effective as of July 1, 2022 (incorporated by reference herein to Exhibit 10.2, Current Report on Form 8-K dated May 6, 2022, File No. 1-11083)

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2022.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer