Form 10-Q
period 2022-09-30
BOSTON SCIENTIFIC CORP
filed 2022-11-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 31, 2022 was 1,432,311,282.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021

Net sales	$3,170	$2,932	$9,440	$8,761
Cost of products sold	979	900	2,945	2,739
Gross profit	2,191	2,032	6,495	6,022

Operating expenses:
Selling, general and administrative expenses	1,132	1,066	3,357	3,206
Research and development expenses	339	310	993	884
Royalty expense	11	14	34	38
Amortization expense	202	184	604	549
Intangible asset impairment charges	125	128	132	173
Contingent consideration net expense (benefit)	20	(26)	68	(117)
Restructuring net charges (credits)	4	9	18	18
Litigation-related net charges (credits)	—	—	42	302
Gain on disposal of businesses and assets	—	(40)	—	(48)
	1,833	1,645	5,248	5,003
Operating income (loss)	358	387	1,247	1,019

Other income (expense):
Interest expense	(63)	(86)	(406)	(254)
Other, net	(51)	181	(96)	192
Income (loss) before income taxes	245	483	745	957
Income tax expense (benefit)	57	64	188	10
Net income (loss)	188	419	558	946
Preferred stock dividends	(14)	(14)	(42)	(42)
Net income (loss) available to common stockholders	$174	$405	$516	$905

Net income (loss) per common share — basic	$0.12	$0.28	$0.36	$0.64
Net income (loss) per common share — assuming dilution	$0.12	$0.28	$0.36	$0.63

Weighted-average shares outstanding
Basic	1,431.6	1,423.8	1,429.7	1,421.3
Assuming dilution	1,440.0	1,435.6	1,438.7	1,433.0

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$188	$419	$558	$946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	26	(49)	39	(130)
Net change in derivative financial instruments	72	50	229	161
Net change in defined benefit pensions and other items	1	—	1	1
Total other comprehensive income (loss)	99	1	269	31
Total comprehensive income (loss)	$287	$420	$827	$978

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$338	$1,925
Trade accounts receivable, net	1,871	1,778
Inventories	1,788	1,610
Prepaid income taxes	262	205
Other current assets	884	799
Total current assets	5,144	6,317
Property, plant and equipment, net	2,273	2,252
Goodwill	12,852	11,988
Other intangible assets, net	6,058	6,121
Deferred tax assets	4,018	4,142
Other long-term assets	1,602	1,410
TOTAL ASSETS	$31,947	$32,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$20	$261
Accounts payable	803	794
Accrued expenses	1,974	2,436
Other current liabilities	752	783
Total current liabilities	3,549	4,274
Long-term debt	8,564	8,804
Deferred income taxes	278	310
Other long-term liabilities	1,916	2,220

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,695,397,636 shares as of September 30, 2022 and 1,688,810,052 shares as of December 31, 2021	17	17
Treasury stock, at cost - 263,289,848 shares as of September 30, 2022 and December 31, 2021	(2,251)	(2,251)
Additional paid-in capital	20,219	19,986
Accumulated deficit	(876)	(1,392)
Accumulated other comprehensive income (loss), net of tax	532	263
Total stockholders’ equity	17,640	16,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,947	$32,229

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2022	2021	2022	2021
Preferred stock shares issued
Beginning	10,062,500	10,062,500	10,062,500	10,062,500
Preferred stock issuance	—	—	—	—
Ending	10,062,500	10,062,500	10,062,500	10,062,500
Common stock shares issued
Beginning	1,693,192,785	1,685,006,608	1,688,810,052	1,679,911,918
Common stock issuance	—	—	—	—
Impact of stock-based compensation plans	2,204,851	3,017,030	6,587,584	8,111,720
Ending	1,695,397,636	1,688,023,638	1,695,397,636	1,688,023,638

Preferred stock
Beginning	$—	$—	$—	$—
Preferred stock issuance	—	—	—	—
Ending	$—	$—	—	$—
Common stock
Beginning	$17	$17	$17	$17
Common stock issuance	—	—	—	—
Impact of stock-based compensation plans	—	—	—	—
Ending	$17	$17	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Additional Paid-In Capital
Beginning	$20,103	$19,817	$19,986	$19,732
Impact of stock-based compensation plans	116	113	233	199
Ending	$20,219	$19,930	$20,219	$19,930
Accumulated Deficit
Beginning	$(1,050)	$(1,878)	$(1,392)	$(2,378)
Net income (loss)	188	419	558	946
Preferred stock dividends	(14)	(14)	(42)	(42)
Ending	$(876)	$(1,473)	$(876)	$(1,473)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$433	$237	$263	$207
Changes in other comprehensive income (loss)	99	1	269	31
Ending	$532	$238	$532	$238
Total stockholders' equity	$17,640	$16,462	17,640	16,462

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2022	2021
Net income (loss)	$558	$946
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Gain on disposal of businesses and assets	—	(48)
Depreciation and amortization	842	803
Deferred and prepaid income taxes	(70)	(49)
Stock-based compensation expense	165	145
Goodwill and other intangible asset impairment charges	132	173
Net loss (gain) on investments and notes receivable	46	(208)
Contingent consideration net expense (benefit)	68	(117)
Inventory step-up amortization	32	15
Debt extinguishment costs	194	—
Other, net	92	48
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(176)	(131)
Inventories	(275)	(315)
Other assets	(298)	(145)
Accounts payable, accrued expenses and other liabilities	(590)	275
Cash provided by (used for) operating activities	719	1,392

Investing activities:
Purchases of property, plant and equipment and internal use software	(376)	(288)
Proceeds from sale of property, plant and equipment	10	10
Payments for acquisitions of businesses, net of cash acquired	(1,542)	(2,014)
Proceeds from (payments for) investments and acquisitions of certain technologies	(36)	279
Proceeds from disposal of certain businesses and assets	5	801
Proceeds from royalty rights	54	62
Proceeds from settlements of hedge contracts	56	15
Cash provided by (used for) investing activities	(1,828)	(1,136)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(335)	(14)
Payments for royalty rights	(75)	(85)
Payments on short-term borrowings	(250)	—
Net increase (decrease) in commercial paper	(1)	—
Payments on long-term borrowings and debt extinguishment costs	(3,184)	—
Proceeds from long-term borrowings, net of debt issuance costs	3,270	—
Cash dividends paid on preferred stock	(42)	(42)
Cash used to net share settle employee equity awards	(49)	(48)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	117	102
Cash provided by (used for) financing activities	(549)	(87)

Effect of foreign exchange rates on cash	(12)	(5)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,671)	164
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,168	1,995
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$497	$2,159

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Nine Months Ended September 30,
(in millions)	2022	2021
Supplemental Information
Stock-based compensation expense	$165	$145
Fair value of contingent consideration recorded in purchase accounting	—	384
Non-cash impact of transferred royalty rights	(54)	(62)

	As of September 30,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2022	2021
Cash and cash equivalents	$338	$1,947
Restricted cash and restricted cash equivalents included in Other current assets	112	155
Restricted cash equivalents included in Other long-term assets	48	57
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$497	$2,159

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

On June 15, 2022, we announced our entry into a definitive agreement with Synergy Innovation Co, Ltd, to purchase its majority stake of M.I. Tech Co., Ltd., (M.I. Tech), a publicly traded Korean manufacturer and distributor of medical devices for endoscopic and urological procedures. The agreement, whereby we will purchase approximately 64 percent of the outstanding shares of M.I. Tech, consists of a purchase price of KRW 291.2 billion or approximately $230 million at foreign currency exchange rates locked into at the time of the agreement via forward currency contracts. The acquisition is expected to close during the fourth quarter of 2022, subject to customary closing conditions. The M.I. Tech stent portfolio complements our existing Endoscopy portfolio which will provide physicians with more treatment options to meet specific patient needs.

2022 Acquisition

On February 14, 2022, we completed our acquisition of Baylis Medical Company Inc. (Baylis Medical), a privately-held company which has developed the radiofrequency (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which expands our electrophysiology and structural heart product portfolios. The transaction consisted of an upfront cash payment of $1.463 billion, net of cash acquired, subject to closing adjustments. We are integrating the Baylis Medical business into our Cardiology division.

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

(in millions)
Payment for acquisition, net of cash acquired	$1,463
$1,463

The preliminary purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$988
Amortizable intangible assets	657
Other assets acquired	112
Liabilities assumed	(287)
Net deferred tax liabilities	(7)
$1,463

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
	$657
2021 Acquisitions

On March 1, 2021, we completed the acquisition of Preventice Solutions, Inc. (Preventice), a privately-held company which offers a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. The transaction consisted of an upfront cash payment of $925 million and up to an additional $300 million in a potential commercial milestone payment. We had been an investor in Preventice since 2015 and held an equity stake of approximately 22 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests, which resulted in a $195 million gain recognized within Other, net during the first quarter of 2021. The transaction price for the remaining stake consisted of an upfront cash payment of $706 million, net of cash acquired, and an additional revenue-based milestone payment of $216 million made during the second quarter of 2022. The Preventice business is being managed by our Cardiology division.

On August 6, 2021, we completed our acquisition of the remaining shares of Farapulse, Inc. (Farapulse), a privately-held company that developed a non-thermal ablation system for the treatment of atrial fibrillation (AF) and other cardiac arrhythmias. The transaction consisted of an upfront cash payment of $450 million, up to $125 million upon achievement of certain clinical and regulatory milestones and additional revenue-based payments over the next three years. We had been an investor in Farapulse since 2014 and held an equity stake of approximately 27 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $222 million gain recognized within Other, net during the third quarter of 2021. The transaction price for the remaining stake consisted of an upfront cash payment of $268 million, net of cash acquired, $114 million of milestone and revenue-based payments made to date, as well as approximately $120 million in future revenue-based milestone payments. The Farapulse business is being integrated into our Cardiology division.

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

Purchase Price Allocation

We accounted for these acquisitions as business combinations, and in accordance with FASB ASC Topic 805, we recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The final purchase prices were comprised of the following components:

(in millions)	Preventice	Lumenis	Farapulse	Total
Payment for acquisition, net of cash acquired	$706	$1,032	$268	$2,007
Fair value of contingent consideration	221	—	162	384
Fair value of prior interest	269	—	222	491
	$1,197	$1,032	$653	$2,882

(in millions)	Preventice	Lumenis	Farapulse	Total
Goodwill	$926	$534	$384	$1,843
Amortizable intangible assets	237	423	267	928
Indefinite-lived intangible assets	—	69	43	112
Other assets acquired	65	297	9	372
Liabilities assumed	(32)	(282)	(10)	(323)
Net deferred tax liabilities	—	(9)	(40)	(49)
	$1,197	$1,032	$653	$2,882

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Preventice:
Amortizable intangible assets:
Technology-related	$215	9	10%
Other intangible assets	22	8	10%
	$237

Lumenis:
Amortizable intangible assets:
Technology-related	$388	12	11%
Other intangible assets	35	11	11%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	69	N/A	12%
	$492

Farapulse:
Amortizable intangible assets:
Technology-related	$267	12	16%
Indefinite-lived intangible assets:
In-process research and development (IPR&D)	43	N/A	17%
	$310

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, and is not deductible for tax purposes.

During the first nine months of 2022, we recorded certain measurement period adjustments related to our prior year acquisition of the surgical business of Lumenis. We recorded an accrued income tax liability within Other non-current liabilities within our accompanying unaudited consolidated balance sheets of $183 million related to uncertain tax positions assumed in connection with the acquisition. We were indemnified by the sellers for the majority of such tax obligations and recognized a corresponding indemnification asset of $177 million at the acquisition date within Other non-current assets within our accompanying unaudited consolidated balance sheets. Subsequent to the acquisition date, interest and penalties accrued on the tax liability are being recorded within Income tax expense (benefit) and corresponding adjustments to the indemnification asset are being recorded in Other, net within our accompanying unaudited consolidated statements of operations. The outcome of these matters is subject to uncertainty and ultimately, the amount of tax due and the related indemnification reimbursement we receive will be dependent on the outcome of tax return examinations by relevant authorities. Refer to Note F – Supplemental Balance Sheet Information for further details regarding our indemnification asset.

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

During the third quarter and first nine months of 2021, we recognized a Gain on disposal of businesses and assets associated with the transaction within our accompanying unaudited consolidated statements of operations. Refer to Note C – Assets and Liabilities Held for Sale to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Contingent Consideration

Changes in the fair value of our contingent consideration liability during the first nine months of 2022 were as follows:

(in millions)
Balance as of December 31, 2021	$486
Contingent consideration net expense (benefit)	68
Contingent consideration payments	(371)
Balance as of September 30, 2022	$182

The payments made during the first nine months of 2022 were primarily related to our prior year acquisitions of Farapulse and Preventice. As of September 30, 2022, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was approximately $400 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$48 million	Discounted Cash Flow	Discount Rate	1%	-	2%	1%
			Probability of Payment	70%	-	80%	74%
			Projected Year of Payment	2023	-	2025	2024
Revenue-based Payments	$134 million	Discounted Cash Flow	Discount Rate	6%	-	14%	7%
			Probability of Payment	100%			100%
			Projected Year of Payment	2023	-	2024	2023
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), regulatory and commercialization-based milestones and revenue-based payments are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2022.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	September 30, 2022	December 31, 2021
Equity method investments	$207	$259
Measurement alternative investments(1)	171	142
Publicly-held securities(2)	3	10
Notes receivable	8	—
	$389	$412
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

As of September 30, 2022, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $242 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of September 30, 2022		As of December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,339	$(7,190)	$11,957	$(6,754)
Patents	488	(395)	494	(398)
Other intangible assets	1,975	(1,390)	1,900	(1,325)
Amortizable intangible assets	$14,802	$(8,975)	$14,351	$(8,476)

Goodwill	$22,752	$(9,900)	$21,888	$(9,900)

IPR&D	$112		$126
Technology-related	120		120
Indefinite-lived intangible assets	$232		$246

The increase in our balance of goodwill and amortizable intangible assets is related primarily to our acquisition of Baylis Medical completed in the first quarter of 2022.

The following represents a roll-forward of our goodwill balance by global reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2021	$4,246	$7,741	$11,988
Goodwill acquired	—	1,030	1,030
Impact of foreign currency fluctuations and purchase price adjustments	(18)	(148)	(166)
As of September 30, 2022	$4,228	$8,624	$12,852

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

Goodwill and Intangible Asset Impairments

We did not record any goodwill impairment charges in the first nine months of 2022 or 2021. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist. In the second quarter of 2022, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350. The qualitative approach was used for testing reporting units where fair value has historically exceeded carrying value by greater than 100 percent, and all other reporting units were tested using the quantitative approach. For those tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For all reporting units tested using the quantitative approach, we determined that the fair value of each reporting unit exceeded their carrying value and concluded that goodwill was not impaired or at risk of impairment. There were no impairment indicators in the third quarter of 2022 that necessitated an interim impairment test.

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

We recorded Intangible asset impairment charges of $125 million in the third quarter of 2022, $132 million in the first nine months of 2022, $128 million in the third quarter of 2021 and $173 million in the first nine months of 2021. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. During the third quarter of 2022, we performed our annual IPR&D impairment test and evaluated our indefinite-lived core technology assets for impairment using the optional qualitative assessment and concluded that the assets were not impaired. We also verified that the classification of IPR&D projects and our indefinite-lived core technology assets recognized within our unaudited consolidated balance sheets continues to be appropriate.

The impairment charges recorded in the third quarter and first nine months of 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc., which was integrated into our Neuromodulation business, resulting from lower revenue projections due to reimbursement challenges.

The impairment charges recorded in the third quarter and first nine months of 2021 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of VENITI, Inc., which was integrated into our Peripheral Interventions business. These charges resulted from management’s decision to discontinue commercialization of the VICI VENOUS STENT™ System following a voluntary recall, due to cost to remediate and time to return to market. In addition, during the third quarter of 2021, we determined it was more likely than not that the IPR&D assets established in connection with our acquisition of Millipede, Inc. were impaired based on our qualitative assessment of impairment indicators. We tested the asset for recoverability and recorded an impairment charge associated with the incremental time and cost required to complete the mitral valve IPR&D program. We subsequently cancelled the program and recorded an impairment for the remaining value during the fourth quarter of 2021.

Refer to Note A – Basis of Presentation to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

NOTE D – HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENTS

Derivative Instruments and Hedging Activities

We address market risk from changes in foreign currency exchange rates and interest rates through risk management programs which include the use of derivative and nonderivative financial instruments. We manage concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to individual counterparties and actively monitoring counterparty credit ratings. We also employ master netting arrangements that limit the risk of counterparty non-payment on a particular settlement date to the net gain that would have otherwise been received from the counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.

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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) within our consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within Cost of products sold in our consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within AOCI to earnings at that time. The cash flows related to the derivative instruments designated as cash flow hedges are reported as operating activities in our consolidated statements of cash flows.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of September 30, 2022 and December 31, 2021, we designated as a net investment hedge a portion of our €900 million in aggregate principal amount of 0.625% euro-denominated senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the Cumulative Translation Adjustment (CTA) component of Other Comprehensive Income (OCI). We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of September 30, 2022 or December 31, 2021. Prior to 2020, we terminated interest rate derivative instruments that were designated as cash flow hedges and are continuing to recognize the amortization of the gains or losses originally recorded within Accumulated Other Comprehensive Income (AOCI) to earnings as a component of Interest expense over the same period that the hedged item affects earnings, provided the hedge relationship remains effective. If we determine the hedge relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the amount of gains or losses from AOCI to earnings at that time.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2022	December 31, 2021
Forward currency contracts	Cash flow hedge	$3,084	$3,996
Forward currency contracts	Net investment hedge	365	493
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,432	3,892
Total Notional Outstanding		$7,877	$9,378
(1)    Foreign currency-denominated debt is the portion of the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

As of September 30, 2022, the remaining time to maturity is within 60 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and three years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2022
Forward currency contracts
Cash flow hedges	$153	$(34)	$119	Cost of products sold	$979	$(61)	$14	$(47)
Net investment hedges(2)	14	(16)	(2)	Interest expense	63	(3)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	56	(13)	43	Other, net	51	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	63	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2021
Forward currency contracts
Cash flow hedges	$79	$(18)	$61	Cost of products sold	$900	$(16)	$3	$(12)
Net investment hedges(2)	7	(2)	6	Interest expense	86	(2)	—	(2)
Foreign currency-denominated debt
Net investment hedges(3)	25	(6)	20	Other, net	(181)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	86	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2022
Forward currency contracts
Cash flow hedges	$412	$(93)	$319	Cost of products sold	$2,945	$(132)	$30	$(102)
Net investment hedges (2)	63	(14)	48	Interest expense	406	(7)	2	(6)
Foreign currency-denominated debt
Net investment hedges (3)	142	(32)	110	Other, net	96	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	406	15	(3)	12

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2021
Forward currency contracts
Cash flow hedges	$234	$(53)	$182	Cost of products sold	$2,739	$(31)	$7	$(24)
Net investment hedges (2)	50	(11)	39	Interest expense	254	(11)	3	(9)
Foreign currency-denominated debt
Net investment hedges (3)	60	(14)	47	Other, net	(192)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	254	4	(1)	3
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

As of September 30, 2022, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below:

(in millions)	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$321
Forward currency contracts	Net investment hedge	Interest expense	10
Interest rate derivative contracts	Cash flow hedge	Interest expense	(3)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2022	2021	2022	2021
Net gain (loss) on currency hedge contracts	Other, net	$(29)	$(15)	$(93)	$(17)
Net gain (loss) on currency transaction exposures	Other, net	(8)	7	48	1
Net currency exchange gain (loss)		$(38)	$(8)	$(45)	$(17)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		September 30, 2022	December 31, 2021
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$305	$183
Forward currency contracts	Other long-term assets	285	169
		590	352
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	62	42
Total Derivative and Nonderivative Assets		$652	$394

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$4	$32
Forward currency contracts	Other long-term liabilities	—	6
Foreign currency-denominated debt(2)	Long-term debt	871	1,011
		875	1,049
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	67	22
Total Derivative and Nonderivative Liabilities		$942	$1,071
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
Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$95	$—	$—	$95	$1,632	$—	$—	$1,632
Publicly-held equity securities	3	—	—	3	10	—	—	10
Hedging instruments	—	652	—	652	—	394	—	394
Licensing arrangements	—	—	151	151	—	—	246	246
	$99	$652	$151	$902	$1,642	$394	$246	$2,282
Liabilities
Hedging instruments	$—	$942	$—	$942	$—	$1,071	$—	$1,071
Contingent consideration liability	—	—	182	182	—	—	486	486
Licensing arrangements	—	—	167	167	—	—	281	281
	$—	$942	$349	$1,291	$—	$1,071	$767	$1,838

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $95 million invested in money market funds and time deposits as of September 30, 2022 and $1.632 billion as of December 31, 2021, we held $242 million in interest-bearing and non-interest-bearing bank accounts as of September 30, 2022 and $293 million as of December 31, 2021.

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

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of September 30, 2022 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of September 30, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$151 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2022	-	2025	2024
Financial Liability	$167 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2022	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2021	$246
Proceeds from royalty rights	(108)
Fair value adjustment (expense) benefit	14
Balance as of September 30, 2022	$151

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2021	$281
Payments for royalty rights	(129)
Fair value adjustment expense (benefit)	15
Balance as of September 30, 2022	$167

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

The fair value of our outstanding debt obligations was $7.790 billion as of September 30, 2022 and $10.196 billion as of December 31, 2021. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $8.584 billion as of September 30, 2022 and $9.065 billion as of December 31, 2021, with current obligations of $20 million as of September 30, 2022 and $261 million as of December 31, 2021. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			September 30, 2022	December 31, 2021
October 2023 Senior Notes(4)	August 2013	October 2023	—	244	4.125%
March 2024 Senior Notes(4)	February 2019	March 2024	504	850	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	977	—	0.750%
May 2025 Senior Notes(4)	May 2015	May 2025	—	523	3.850%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes(4)	February 2019	March 2026	255	850	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	879	1,021	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	733	—	1.375%
March 2028 Senior Notes(4)	February 2018	March 2028	344	434	4.000%
March 2029 Senior Notes(4)	February 2019	March 2029	272	850	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	733	—	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	489	—	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.750%
March 2039 Senior Notes(4)	February 2019	March 2039	450	750	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes(4)	February 2019	March 2049	650	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2023 - 2049	(77)	(76)
Unamortized Gain on Fair Value Hedges		2022	—	3
Finance Lease Obligation		Various	5	6
Long-term debt			$8,564	$8,804
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
(3)    These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of September 30, 2022 and December 31, 2021, respectively.
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

Revolving Credit Facility

On May 10, 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of

September 30, 2022 or December 31, 2021; however, outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility.

Financial Covenant

As of September 30, 2022, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement	Actual
	as of September 30, 2022	as of September 30, 2022
Maximum permitted leverage ratio(1)	3.75 times	2.50 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed qualified acquisitions due to our funding of these acquisitions using cash on hand.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2022, we had $294 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of September 30, 2022, we had $891 million of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We had no commercial paper outstanding as of September 30, 2022 or December 31, 2021.

Senior Notes

We had senior notes outstanding of $8.636 billion as of September 30, 2022 and $9.121 billion as of December 31, 2021. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. We recorded associated debt extinguishment charges of $194 million during the first quarter of 2022 presented in Interest expense within our accompanying unaudited consolidated statements of operations.

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

Factoring Arrangements	As of September 30, 2022		As of December 31, 2021
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$161	2.4%	$141	2.1%
Yen denominated	159	0.6%	223	0.6%
Renminbi denominated	—	3.1%	—	3.2%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $120 million as of September 30, 2022 and $134 million as of December 31, 2021, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2022 and December 31, 2021 we had not recognized a related liability for any outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

Refer to Note F – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2022	December 31, 2021
Trade accounts receivable	$1,986	$1,886
Allowance for credit losses	(114)	(108)
	$1,871	$1,778

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$117	$107	$108	$105
Credit loss expense	7	9	26	20
Write-offs	(9)	(7)	(20)	(17)
Ending balance	$114	$108	$114	$108

In accordance with FASB ASC Topic 326, Financial Instruments - Credit Losses (FASB ASC Topic 326), we record credit loss reserves to Allowance for credit losses when we establish Trade accounts receivable if credit losses are expected over the asset's contractual life. We base our estimates of credit loss reserves on historical experience and adjust, as necessary, to reflect current conditions using reasonable and supportable forecasts not already reflected in the historical loss information. We utilize an accounts receivable aging approach, applying country or region-specific factors, to determine the reserve to record at accounts receivable commencement for certain customers. In performing the assessment of outstanding accounts receivable, regardless of country or region, we may consider significant factors relevant to collectability, including those specific to a customer such as bankruptcy, lengthy average payment cycles and type of account.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic and geopolitical conditions. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other entities, and, in southern Europe, relative to those in other countries. In addition, we have seen an increase in the volume of our U.S. business conducted in ambulatory surgery centers and office-based laboratories. Many of these customers are smaller than those we have historically done business with and may have more limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions based on collection trends.

Inventories

	As of
(in millions)	September 30, 2022	December 31, 2021
Finished goods	$1,107	$1,029
Work-in-process	149	128
Raw materials	533	452
	$1,788	$1,610
Other current assets

	As of
(in millions)	September 30, 2022	December 31, 2021
Restricted cash and restricted cash equivalents	$112	$188
Derivative assets	367	226
Licensing arrangements	73	132
Other	332	254
	$884	$799

Property, plant and equipment, net

	As of
(in millions)	September 30, 2022	December 31, 2021
Land	$117	$109
Buildings and improvements	1,461	1,335
Equipment, furniture and fixtures	3,372	3,475
Capital in progress	513	605
	5,463	5,525
Less: accumulated depreciation	3,190	3,273
	$2,273	$2,252

Depreciation expense was $82 million for the third quarter of 2022, $88 million for the third quarter of 2021, $238 million for the first nine months of 2022, and $254 million for the first nine months of 2021.

Other long-term assets

	As of
(in millions)	September 30, 2022	December 31, 2021
Restricted cash equivalents	$48	$55
Operating lease right-of-use assets	388	435
Derivative assets	285	169
Investments	389	412
Licensing arrangements	78	114
Indemnification asset	168	—
Other	247	225
	$1,602	$1,410

Accrued expenses

	As of
(in millions)	September 30, 2022	December 31, 2021
Legal reserves	$174	$264
Payroll and related liabilities	777	848
Rebates	341	350
Contingent consideration	87	289
Other	596	686
	$1,974	$2,436

Other current liabilities

	As of
(in millions)	September 30, 2022	December 31, 2021
Deferred revenue	$216	$208
Licensing arrangements	83	138
Taxes payable	234	209
Other	220	228
	$752	$783

Other long-term liabilities

	As of
(in millions)	September 30, 2022	December 31, 2021
Accrued income taxes	$549	$442
Legal reserves	130	284
Contingent consideration	95	197
Licensing arrangements	84	143
Operating lease liabilities	350	389
Deferred revenue	278	276
Other	429	489
	$1,916	$2,220
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

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective tax rate from continuing operations	23.3%	13.2%	25.2%	1.1%

The changes in our reported tax rates for the third quarter and first nine months of 2022, as compared to the same periods in 2021, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include intangible asset impairment charges, acquisition/divestiture-related charges and receipts, litigation-related net charges, investment portfolio net losses (gains), as well as certain discrete tax items primarily related to foreign return-to-provision adjustments, changes in valuation allowance and changes in tax laws.

As of September 30, 2022, we had $419 million of gross unrecognized tax benefits, of which a net $340 million, if recognized, would affect our effective tax rate. As of December 31, 2021, we had $255 million of gross unrecognized tax benefits, of which a net $177 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to positions on new entities we acquired through recent acquisitions and restructuring activities.

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

Our accrual for legal matters that are probable and estimable was $304 million as of September 30, 2022 and $548 million as of December 31, 2021 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $112 million as of September 30, 2022 and $188 million as of December 31, 2021. Refer to Note F – Supplemental Balance Sheet Information for additional information. We did not record any litigation-related net charges during the third quarter of 2022 or 2021. We recorded litigation-related net charges of $42 million during first nine months of 2022 and $302 million during the first nine months of 2021.

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

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System (UT) and TissueGen. Inc., served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court

denied the UT’s Petition for Certiorari. UT is proceeding with its case against us in Delaware. Trial is scheduled for January 25, 2023.

Product Liability Litigation

As of September 30, 2022, in the United States, approximately 55,000 product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us. Outside the United States, approximately 2,700 cases or claims have been asserted, predominantly in Canada, the United Kingdom, Ireland and Australia. Plaintiffs generally seek monetary damages based on allegations of personal injury associated with the use of our transvaginal surgical mesh products, including design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims.

As of September 30, 2022, we have entered into master settlement agreements in principle or are in the final stages of entering one with certain plaintiffs' counsel to resolve an aggregate of approximately 53,000 cases and claims in the United States, adjusted to reflect the Company's analysis of expected non-participation and duplicate claims. These master settlement agreements provide that the settlement and distribution of settlement funds to participating claimants are conditional upon, among other things, achieving minimum required claimant participation thresholds. Of the approximately 53,000 cases and claims, approximately 52,000 have met the conditions of the settlement and are final. In Canada, we have settled approximately 300 claims. In Australia, the Company has reached a settlement, subject to court approval, that resolves the approximately 2,300 claims asserted in the consolidated class action filed against the Company in the first quarter of 2021. The Company has resolved approximately 25 other international matters. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. As of September 30, 2022, the Company is facing fewer than 60 cases and claims in the United Kingdom and Canada.

In April 2021, the Company's Board of Directors received a shareholder demand under section 220 of the Delaware General Corporation Law, for inspection of books and records. The Company has notified our insurer and retained counsel to respond to the demand.

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

We are currently named a defendant in 144 filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and actively selling in the fourth quarter of 2018. The plaintiffs assert they are entitled to monetary damages related to alleged injuries, including perforation of the vena cava, post-implant deep vein thrombosis, fracture, and other injuries. Most of the filed cases are part of a consolidated matter in Middlesex County, Massachusetts. We have received notice of approximately 485 claims, none of which have been filed. As of September 30, 2022, we have entered into master settlement agreements with certain plaintiffs' counsel to resolve approximately 225 cases.

Governmental Investigations and Qui Tam Matters

In March 2022, the Company received a whistleblower letter alleging Foreign Corrupt Practices Act violations in Vietnam. In October 2022, the Company received a subpoena for documents from the Office of the U.S. Attorney for the District of Massachusetts. The Company is cooperating with government agencies while investigating these allegations.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of September 30, 2022, our MCPS had an aggregate liquidation preference of $1.006 billion.

During the third quarter of 2022, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, a cash dividend of $1.375 per MCPS share to holders of our MCPS as of August 15, 2022, representing a dividend period from June 2022 through August 2022. On October 25, 2022 the Committee declared a cash dividend of $1.375 per MCPS share to holders of our MCPS as of November 15, 2022, representing a dividend period from September through November 2022. We have presented cumulative, unpaid dividends within Accrued expenses within our accompanying unaudited consolidated balance sheet as of September 30, 2022.

Refer to Note L – Stockholders' Equity to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.

NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Weighted average shares outstanding — basic	1,431.6	1,423.8	1,429.7	1,421.3
Net effect of common stock equivalents	8.4	11.8	9.0	11.7
Weighted average shares outstanding - assuming dilution	1,440.0	1,435.6	1,438.7	1,433.0

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Stock options outstanding(1)	9	—	6	3
MCPS(2)	24	24	24	24
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

For the third quarter and first nine months of 2022 and 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income available to common stockholders.

We issued approximately two million shares of our common stock in the third quarter of 2022, approximately seven million shares in the first nine months of 2022, approximately three million shares in the third quarter of 2021, and approximately eight million shares in the first nine months of 2021, following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first nine months of 2022 or 2021. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2022, we had the full amount remaining available under the authorization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2022	2021	2022	2021
MedSurg	$1,260	$1,135	$3,702	$3,368
Cardiovascular	2,065	1,789	6,032	5,315
Total net sales of reportable segments	3,325	2,924	9,734	8,683
Specialty Pharmaceuticals(1)	—	—	—	13
Impact of foreign currency fluctuations	(155)	8	(294)	65
	$3,170	$2,932	$9,440	$8,761

Income (loss) before income taxes
MedSurg	$399	$370	$1,168	$1,117
Cardiovascular	542	479	1,562	1,468
Total operating income of reportable segments	942	849	2,730	2,585
Specialty Pharmaceuticals(1)	—	—	—	4
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(132)	(99)	(321)	(397)
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), and certain litigation-related net charges (credits) and EU MDR implementation costs	(249)	(178)	(558)	(624)
Amortization expense	(202)	(184)	(604)	(549)
Operating income (loss)	358	387	1,247	1,019
Other expense, net	(114)	95	(502)	(62)
Income (loss) before income taxes	$245	$483	$745	$957

(1) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income margin of reportable segments	2022	2021	2022	2021
MedSurg	31.7%	32.6%	31.6%	33.2%
Cardiovascular	26.3%	26.8%	25.9%	27.6%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes within our accompanying unaudited consolidated statements of operations. In the first quarter of 2022, we reorganized our business structure into five operating segments. Additionally, on March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business and our consolidated net sales for the first nine months of 2021 include Specialty Pharmaceuticals up to the date of the closing of the transaction. The following tables disaggregate our revenue from contracts with customers by component and geographic region (in millions). We have revised prior periods to conform to current year presentation:

	Three Months Ended September 30,
	2022			2021
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$342	$217	$559	$306	$227	$533
Urology and Pelvic Health	315	118	433	275	109	384
Neuromodulation	173	48	221	175	46	221
MedSurg	830	383	1,213	756	382	1,138
Interventional Cardiology Therapies	190	359	549	193	341	534
Watchman	234	28	262	183	26	210
Cardiac Rhythm Management	338	181	519	312	199	512
Electrophysiology	73	75	148	32	55	86
Cardiology	836	643	1,479	720	622	1,342
Peripheral Interventions	269	210	479	250	202	452
Cardiovascular	1,104	853	1,958	970	824	1,794
Total Net Sales	$1,934	$1,236	$3,170	$1,726	$1,206	$2,932

	Nine Months Ended September 30,
	2022			2021
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$992	$657	$1,649	$902	$681	$1,583
Urology and Pelvic Health	921	375	1,296	817	325	1,142
Neuromodulation	519	150	669	520	145	666
MedSurg	2,432	1,182	3,614	2,239	1,151	3,390
Interventional Cardiology Therapies	568	1,099	1,667	593	1,041	1,634
Watchman	662	76	738	524	72	596
Cardiac Rhythm Management	1,005	575	1,580	903	603	1,505
Electrophysiology	196	222	418	96	169	265
Cardiology	2,431	1,972	4,403	2,115	1,885	4,000
Peripheral Interventions	782	641	1,423	748	609	1,358
Cardiovascular	3,213	2,613	5,826	2,864	2,494	5,358
Specialty Pharmaceuticals	—	—	—	10	4	13
Total Net Sales	$5,645	$3,795	$9,440	$5,112	$3,649	$8,761

Refer to Note K- Segment Reporting for information on our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Regions	2022	2021	2022	2021
U.S.	$1,934	$1,726	$5,645	$5,103
Europe, Middle East and Africa	585	590	1,869	1,855
Asia-Pacific	532	517	1,579	1,511
Latin America and Canada	119	99	347	279
Medical Devices	3,170	2,932	9,440	8,748
U.S.	—	—	—	10
International	—	—	—	4
Specialty Pharmaceuticals	—	—	—	13
Total Net Sales	$3,170	$2,932	$9,440	$8,761

Emerging Markets(1)	$454	$354	$1,271	$1,031
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

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $494 million as of September 30, 2022 and $484 million as of December 31, 2021. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $39 million in the third quarter and $116 million in the first nine months of 2022 that was included in the above contract liability balance as of December 31, 2021. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

For additional information on variable consideration, refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2022	$106	$363	$(36)	$433
Other comprehensive income (loss) before reclassifications	28	119	1	148
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(47)	0	(49)
Total other comprehensive income (loss)	26	72	1	99
Balance as of September 30, 2022	$133	$434	$(35)	$532

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2021	$136	$146	$(46)	$237
Other comprehensive income (loss) before reclassifications	(47)	61	—	14
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(11)	—	(13)
Total other comprehensive income (loss)	(49)	50	—	1
Balance as of September 30, 2021	$88	$196	$(46)	$238

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	45	319	2	366
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	(90)	0	(96)
Total other comprehensive income (loss)	39	229	1	269
Balance as of September 30, 2022	$133	$434	$(35)	$532

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	5	182	1	188
(Income) loss amounts reclassified from accumulated other comprehensive income(1)	(135)	(21)	—	(157)
Total other comprehensive income (loss)	(130)	161	1	31
Balance as of September 30, 2021	$88	$196	$(46)	$238
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

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first nine months of 2022, we implemented the following standards, which did not have a material impact on our financial position or results of operations.

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

In September 2022, the FASB issued ASC Update No. 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50). Update No. 2022-04 enhances the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. Update No. 2022-04 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on the newly required roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted and should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on roll forward information, which should be applied prospectively. We do not expect the adoption to have a material impact on our financial position or results of operations.

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

Economic Trends

In March 2020, the World Health Organization declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). Economic conditions created in part by the COVID-19 pandemic, have had, and are expected to continue to have, a negative impact on our profitability. We face, and expect to continue to face, increases in the cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in the cost and time to distribute our products. Further, other macroeconomic factors have led to a challenging labor market in which we compete, which impacts in some cases, our ability to retain and attract new talent as well as put inflationary pressure on certain operational costs due to wage increases. Uncertainty around inflationary pressures, rising interest rates and monetary policy, could potentially cause new, or exacerbate existing, economic challenges that we may face. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. Existing and future potential geopolitical dynamics, including matters related to Russia and Ukraine, as well as China and Taiwan, create economic, supply chain, energy, and other challenges, which impact, and may in the future negatively impact, our business. In particular, international conflicts may result in sanctions, tariffs, and other measures that restrict international trade and negatively affect our business operations and results.

COVID-19 Pandemic

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

Corporate Responsibility

Our sustainable environmental, social and governance practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Steering Committee, our Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. In addition, since 2021, our annual bonus plan has included performance measured against certain environmental, social and governance goals. In 2022 we were named to the Forbes 2022 list of America's Best Employers for Diversity and World's Best Employers, as well as ranked number one among Health Care Equipment companies on renewable energy use by JUST Capital. We were also ranked on the list of 100 Best Corporate Citizens of 2022 by 3BL Media and Fast Company's Best Workplace for Women Innovators. For additional information on our sustainability efforts, as well as our Diversity, Equity and Inclusion (DE&I) initiatives, refer to our most recent Annual Report on Form 10-K. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2022 Annual Meeting of Shareholders.

Financial Summary

Three Months Ended September 30, 2022

Our net sales for the third quarter of 2022 were $3.170 billion, as compared to $2.932 billion for the third quarter of 2021. This increase of $238 million, or 8.1 percent, included operational1 net sales growth of 13.7 percent and the negative impact of 550 basis points from foreign currency fluctuations. The increase in our net sales was primarily driven by recent acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the third quarter of 2022 was $174 million, or $0.12 per diluted share. Our reported results for the third quarter of 2022 included certain charges and/or credits totaling $446 million (after-tax), or $0.31 per diluted share. Excluding these items, adjusted net income available to common stockholders1 was $620 million, or $0.43 per diluted share.

Our reported net income available to common stockholders for the third quarter of 2021 was $405 million, or $0.28 per diluted share. Our reported results for the third quarter of 2021 included certain charges and/or credits totaling $176 million (after-tax), or $0.12 per diluted share. Excluding these items, adjusted net income available to common stockholders1 was $581 million, or $0.41 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended September 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$245	$57	$188	$(14)	$174	$0.12
Non-GAAP adjustments:
Amortization expense	202	28	174	—	174	0.12
Goodwill and other intangible asset impairment charges	125	29	96	—	96	0.07
Acquisition/divestiture-related net charges (credits)	113	1	112	—	112	0.08
Restructuring and restructuring-related net charges (credits)	18	2	16	—	16	0.01
Litigation-related net charges (credits)	—	0	0	—	0	(0.00)
Investment portfolio net losses (gains)	(3)	0	(3)	—	(3)	(0.00)
European Union (EU) Medical device regulation (MDR) implementation costs	20	3	17	—	17	0.01
Debt extinguishment charges	—	0	0	—	0	(0.00)
Deferred tax expenses (benefits)	—	(35)	35	—	35	0.02
Discrete tax items	—	—	—	—	—	0.00
Adjusted	$719	$85	$634	$(14)	$620	$0.43

	Three Months Ended September 30, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$483	$64	$419	$(14)	$405	$0.28
Non-GAAP adjustments:
Amortization expense	184	16	168	—	168	0.12
Goodwill and other intangible asset impairment charges	128	19	109	—	109	0.08
Acquisition/divestiture-related net charges (credits)	(232)	(2)	(230)	—	(230)	(0.16)
Restructuring and restructuring-related net charges (credits)	44	5	39	—	39	0.03
Litigation-related net charges (credits)	—	—	—	—	—	(0.00)
Investment portfolio net losses (gains)	26	8	19	—	19	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	13	1	12	—	12	0.01
Deferred tax expenses (benefits)	—	(43)	43	—	43	0.03
Discrete tax items	—	(17)	17	—	17	0.01
Adjusted	$646	$51	$595	$(14)	$581	$0.41

(2) For the third quarter and first nine months of 2022 and 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

Nine Months Ended September 30, 2022

Our net sales for the first nine months of 2022 were $9.440 billion, as compared to $8.761 billion for the first nine months of 2021. This increase of $679 million, or 7.7 percent, included operational1 net sales growth of 11.9 percent and the negative impact of 420 basis points from foreign currency fluctuations. The increase in our net sales was primarily driven by recent acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income available to common stockholders for the first nine months of 2022 was $516 million, or $0.36 per diluted share. Our reported results for the first nine months of 2022 included certain charges and/or credits totaling $1.300 billion (after-tax), or $0.90 per diluted share. Excluding these items, adjusted net income available to common stockholders1 for the first nine months of 2022 was $1.816 billion, or $1.26 per diluted share.

Our reported net income available to common stockholders for the first nine months of 2021 was $905 million, or $0.63 per diluted share. Our reported results for the first nine months of 2021 included certain charges and/or credits totaling $778 million (after-tax), or $0.54 per diluted share. Excluding these items, adjusted net income available to common stockholders1 for the first nine months of 2021 was $1.683 billion, or $1.17 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Nine Months Ended September 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$745	$188	$558	$(42)	$516	$0.36
Non-GAAP adjustments:
Amortization expense	604	85	519	—	519	0.36
Goodwill and other intangible asset impairment charges	132	29	103	—	103	0.07
Acquisition/divestiture-related net charges (credits)	276	(3)	279	—	279	0.19
Restructuring and restructuring-related net charges (credits)	82	11	71	—	71	0.05
Litigation-related net charges (credits)	42	10	33	—	33	0.02
Investment portfolio net losses (gains)	8	4	4	—	4	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	52	7	45	—	45	0.03
Debt extinguishment charges	194	45	149	—	149	0.10
Deferred tax expenses (benefits)	—	(98)	98	—	98	0.07
Discrete tax items	—	0	0	—	0	(0.00)
Adjusted	$2,135	$277	$1,858	$(42)	$1,816	$1.26

	Nine Months Ended September 30, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(2)
Reported	$957	$10	$946	$(42)	$905	$0.63
Non-GAAP adjustments:
Amortization expense	549	53	496	—	496	0.35
Goodwill and other intangible asset impairment charges	173	25	148	—	148	0.10
Acquisition/divestiture-related net charges (credits)	(444)	5	(449)	—	(449)	(0.31)
Restructuring and restructuring-related net charges (credits)	133	15	118	—	118	0.08
Litigation-related net charges (credits)	302	69	233	—	233	0.16
Investment portfolio net losses (gains)	178	43	136	—	136	0.09
European Union (EU) Medical device regulation (MDR) implementation costs	35	3	32	—	32	0.02
Deferred tax expenses (benefits)	—	(86)	86	—	86	0.06
Discrete tax items	—	21	(21)	—	(21)	(0.01)
Adjusted	$1,883	$158	$1,725	$(42)	$1,683	$1.17

(2) For the third quarter and first nine months of 2022 and 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income available to common stockholders.

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

	Three Months Ended September 30,
(in millions)	2022	2021	Increase/(Decrease)
Endoscopy	$559	$533	4.9%
Urology and Pelvic Health	433	384	12.6%
Neuromodulation	221	221	(0.1)%
MedSurg	1,213	1,138	6.5%
Cardiology	1,479	1,342	10.2%
Peripheral Interventions	479	452	5.9%
Cardiovascular	1,958	1,794	9.1%
Net Sales	$3,170	$2,932	8.1%

	Nine Months Ended September 30,
(in millions)	2022	2021	Increase/(Decrease)
Endoscopy	$1,649	$1,583	4.2%
Urology and Pelvic Health	1,296	1,142	13.5%
Neuromodulation	669	666	0.5%
MedSurg	3,614	3,390	6.6%
Cardiology	4,403	4,000	10.1%
Peripheral Interventions	1,423	1,358	4.8%
Cardiovascular	5,826	5,358	8.7%
Medical Devices(3)	9,440	8,748	7.9%
Specialty Pharmaceuticals(3)	—	13	(100.0)%
Net Sales	$9,440	$8,761	7.7%
(3) On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments, which generate revenues from the sale of medical devices (Medical Devices).

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Our net sales of Endoscopy products were $559 million for the third quarter and $1.649 billion for the first nine months of 2022, and represented 18 percent and 17 percent of our consolidated net sales, respectively. Our Endoscopy net sales increased $26 million, or 4.9 percent, during the third quarter and increased $67 million, or 4.2 percent, during the first nine months of 2022, compared to the prior year periods. During the third quarter of 2022, this increase included operational net sales growth of 10.4 percent and a negative impact of 560 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2022, this increase included operational net sales growth of 8.3 percent and a negative impact of 410 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System and our single-use imaging franchise led by our EXALT™ D Single-use Duodenoscope as well as our hemostasis franchise.

Urology and Pelvic Health

Our Urology and Pelvic Health business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Our net sales of Urology and Pelvic Health products were $433 million for the third quarter and $1.296 billion for the first nine months of 2022, representing 14 percent of our consolidated net sales in both periods. Our Urology and Pelvic Health net sales increased $49 million, or 12.6 percent, during the third quarter and increased $154 million, or 13.5 percent, during the first nine months of 2022, compared to the prior year periods. During the third quarter of 2022, this increase included operational net sales growth of 16.2 percent and a negative impact of 360 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2022, this increase included operational net sales growth of 16.2 percent and a negative impact of 270 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 12.6 percent during the third quarter of 2022 and 8.9 percent during the first nine months of 2022, and the positive impact of 360 and 730 basis points, respectively, from our acquisition of the surgical business of Lumenis, LTD. (Lumenis) in the third quarter of 2021. Organic net sales growth was driven by strong performance across our stone management, prosthetic urology and prostate health franchises.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our net sales of Neuromodulation products were $221 million for the third quarter and $669 million for the first nine months of 2022, representing 7 percent of our consolidated net sales in both periods. Our Neuromodulation net sales remained flat during the third quarter and increased $3 million, or 0.5 percent during the first nine months of 2022, compared to the prior year periods. During the third quarter of 2022, operational net sales growth of 3.2 percent was offset by a negative impact of 320 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2022, operational net sales growth of 3.0 percent was partially offset by a negative impact of 250 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth for the third quarter of 2022 was primarily due to strong procedural volumes of our Vercise Genus™ DBS systems, partially offset by the impact of reimbursement challenges in the U.S. related to our spinal cord stimulation (SCS) franchise and Vertiflex Superion™ Indirect Decompression System. Operational net sales growth for the first nine months of 2022 was primarily driven by the first half performance of our SCS systems.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Our net sales of Cardiology products were $1.479 billion for the third quarter and $4.403 billion for the first nine months of 2022, representing 47 percent of our consolidated net sales in both periods. Our Cardiology net sales increased $137 million, or 10.2 percent, during the third quarter and $403 million, or 10.1 percent during the first nine months of 2022, compared to the prior year periods. During the third quarter of 2022, this increase included operational net sales growth of 16.5 percent and a negative impact of 630 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2022, this increase included operational net sales growth of 14.9 percent and a negative impact of 480 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic net sales growth of 12.8 percent in the third quarter of 2022 and 10.7 percent for the first nine months of 2022, and the positive impact of 370 and 420 basis points, respectively, from our acquisitions of Preventice Solutions, Inc. (Preventice), Farapulse, Inc. (Farapulse) and Baylis Medical Company Inc. (Baylis Medical) in the first and third quarter of 2021 and the first quarter of 2022, respectively.

Organic net sales growth was primarily driven by continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN™ FLX LAAC Device, as well as performance of our diagnostics, single shot ablation and percutaneous coronary intervention guidance franchises.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our net sales of Peripheral Interventions products were $479 million for the third quarter and $1.423 billion for the first nine months of 2022, representing 15 percent of our consolidated net sales in both periods. Our Peripheral Interventions net sales increased $27 million, or 5.9 percent, during the third quarter and increased $65 million, or 4.8 percent, during the first nine months of 2022, compared to the prior year periods. During the third quarter of 2022, this increase included operational net sales growth of 12.0 percent and a negative impact of 600 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2022, this increase included operational net sales growth of 9.2 percent and a negative impact of 440 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth was primarily driven by our drug eluting franchise led by our Ranger™ Drug-Coated Balloon and our Eluvia Drug-Eluting Stent System, as well as our interventional oncology franchise led by our TheraSphere™ Y-90 Radioactive Glass Microspheres and our ICEfx™ Cryoablation System.

Specialty Pharmaceuticals

On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business for a purchase price of approximately $800 million. Our consolidated net sales include Specialty Pharmaceuticals up to the date of the closing of the transaction.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, which currently includes the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Turkey and Vietnam. Our Emerging Markets net sales represented 14 percent and 13 percent of our consolidated net sales during the third quarter and first nine months of 2022, respectively, and 12 percent during the third quarter and first nine months of 2021. During the third quarter of 2022, our Emerging Markets net sales grew 28.1 percent on a reported basis, which included operational net sales growth of 40.0 percent and a negative impact of 1190 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2022, our Emerging Markets net sales grew 23.3 percent on a reported basis, which included operational net sales growth of 31.7 percent and a negative impact of 840 basis points from foreign currency fluctuations, compared to the prior year period. The increase compared to the prior year periods was driven primarily by growth in China and India as we continued to focus on globalization and execute new product launches. We also experienced sequentially higher growth in China in the third quarter of 2022 as procedural volumes recovered following an increase in COVID-19 cases and implementation of associated public health measures during the second quarter of 2022.

Gross Profit

Our Gross profit was $2.191 billion for the third quarter of 2022, $2.032 billion for the third quarter of 2021, $6.495 billion first nine months of 2022 and $6.022 billion first nine months of 2021. As a percentage of net sales, our Gross profit decreased to 69.1 percent during the third quarter of 2022, as compared to 69.3 percent during the third quarter of 2021 and increased to 68.8 percent during the first nine months of 2022, as compared to 68.7 percent during the first nine months of 2021. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Nine Months
Gross profit margin - period ended September 30, 2021	69.3%	68.7%
Manufacturing variances	(1.4)	(1.1)
Net impact of foreign currency fluctuations	1.5	1.2
Sales pricing, volume and mix	0.1	0.1
All other, including other period expenses	(0.4)	(0.1)
Gross profit margin - period ended September 30, 2022	69.1%	68.8%

The primary factors contributing to the slight decrease in our gross profit margin during the third quarter of 2022, as compared to the same period in the prior year, were the impacts of inflation on costs of certain raw materials and components, direct labor and freight, as well as inefficiencies in our manufacturing plants due to constraints in material availability. These impacts were partially offset by increased sales of higher-margin products, favorable foreign currency hedging contracts and the realization of standard cost improvements. As expected, macro-economic factors have negatively impacted our gross profit margin, and we expect continued negative impact during the remainder of 2022 and into 2023 while these factors persist. Despite the challenging macro-economic environment, we experienced an overall slight increase in our gross profit margin in the first nine months of 2022, as compared to the same period in the prior year, with increased sales of higher-margin products and favorable foreign currency hedging contracts, offsetting the macro-economic factors that became more pronounced beginning in the second quarter of 2022.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,132	35.7%	$1,066	36.4%	$3,357	35.6%	$3,206	36.6%
Research and development expenses	339	10.7%	310	10.6%	993	10.5%	884	10.1%
Royalty expense	11	0.4%	14	0.5%	34	0.4%	38	0.4%

Selling, general and administrative expenses (SG&A Expenses)

During the third quarter of 2022, SG&A expenses increased $66 million, or 6 percent, as compared to the prior year period and were 70 basis points lower as a percentage of net sales. During the first nine months of 2022, SG&A expenses increased $151 million, or 5 percent, as compared to the prior year period and were 100 basis points lower as a percentage of net sales. The increases in SG&A expenses were primarily due to higher selling costs driven by higher global net sales.

Research and development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the third quarter of 2022, R&D expenses increased $29 million, or 9 percent, as compared to the prior year period and were 10 basis points higher as a percentage of net sales. During the first nine months of 2022, our R&D expenses increased $109 million, or 12 percent, as compared to the prior year period, and were 40 basis points higher as a percentage of net sales. R&D expenses increased in both periods as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following table provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance. Refer to Additional Information for a further description of certain operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Amortization expense	$202	$184	$604	$549
Intangible asset impairment charges	125	128	132	173
Contingent consideration net expense (benefit)	20	(26)	68	(117)
Restructuring net charges (credits)	4	9	18	18
Litigation-related net charges (credits)	—	—	42	302
Gain on disposal of businesses and assets	—	(40)	—	(48)

Amortization Expense

During the third quarter of 2022, Amortization expense increased $18 million, or 10 percent, compared to the prior year period. During the first nine months of 2022, Amortization expense increased $55 million, or 10 percent, as compared to first nine months of 2021. The increase in Amortization expense during both periods was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $125 million during the third quarter of 2022, $132 million during the first nine months of 2022, $128 million during the third quarter of 2021 and $173 million during the first nine months of 2021. The impairment charges recorded in the third quarter and first nine months of 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc. resulting from lower revenue projections due to reimbursement challenges. The impairment charges recorded in the third quarter and first nine months of 2021 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of VENITI, Inc. These charges resulted from management’s decision to discontinue commercialization of the VICI VENOUS STENT™ System following a voluntary recall, due to cost to remediate and time to return to market. In addition, during the third quarter of 2021, we determined it was more likely than not that the IPR&D assets established in connection with our acquisition of Millipede, Inc. were impaired based on our qualitative assessment of impairment indicators. We tested the asset for recoverability and recorded an impairment charge associated with the incremental time and cost required to complete the mitral valve IPR&D program. We subsequently cancelled the program and recorded an impairment for the remaining value during the fourth quarter of 2021. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Estimates in Item 7 of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.
Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $20 million during the third quarter of 2022, net charges of $68 million during the first nine months of 2022, net benefits of $26 million during the third quarter of 2021 and net benefits of $117 million during the first nine months of 2021. The net charges recorded during the third quarter and first nine months of 2022 related to an increase in expected revenue-based payments as a result of over-achievement of net sales performance, primarily related to our 2021 acquisition of Farapulse. In addition, we made payments of $371 million associated with prior acquisitions during the first nine months of 2022 and $14 million during the first nine months of 2021, following the achievement of clinical and/or regulatory milestones as well as revenue-based payments. The net benefits recorded during the third quarter and first nine months of 2021 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or for milestones that would not be achieved due to management's discontinuation of the related R&D program. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

In November 2018, our Board of Directors approved, and we committed to, a new global restructuring program (the 2019 Restructuring Plan). In addition, on February 22, 2022, our Board of Directors approved increased cost estimates to complete additional activities identified under the 2019 Restructuring Plan, which are expected to result in total pre-tax charges of approximately $450 million to $475 million, and approximately $400 million to $425 million of these charges are expected to result in cash outlays. We expect the majority of activity associated with our 2019 Restructuring Plan to be substantially complete by the end of 2022. A substantial portion of the savings is being reinvested in strategic growth initiatives. Pursuant to this program, restructuring charges were $4 million in the third quarter of 2022, $9 million in the third quarter of 2021, $18 million in the first nine months of 2022 and $15 million in the first nine months of 2021. Restructuring-related charges were $14 million in the third quarter of 2022, $34 million in the third quarter of 2021, $64 million in the first nine months of 2022 and $98 million in the first nine months of 2021, and were recorded primarily in Cost of products sold and SG&A expenses.

In addition, on November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System and our decision to retire the entire LOTUS™ Valve platform. We recorded $2 million of restructuring charges and $17 million of restructuring-related charges associated with the product discontinuation in the first nine months of 2021. The restructuring activities were completed in 2021 and resulted in total pre-tax restructuring and restructuring-related net charges of approximately $80 million.

Refer to Note H – Restructuring-related Activities to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

Litigation-related net charges (credits)

We did not record any Litigation-related net charges (credits) during the third quarter of 2022 or 2021. We recorded Litigation-related net charges of $42 million during first nine months of 2022 and $302 million during the first nine months of 2021, primarily related to transvaginal surgical mesh products. We increased the accrual associated with this matter to account for increased, post-COVID-19 settlement and litigation activity related to the remaining cases and claims the Company faces, our revision of the per-case settlement amount for these cases is based on recent settlement and litigation activity and changes to our expectations regarding the rate of incoming cases and claims. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Gain on disposal of businesses and assets

We did not record any Gains (losses) on disposal of businesses and assets during the third quarter or first nine months of 2022. During the third quarter and first nine months of 2021, we recorded gains of $40 million and $48 million primarily related to the sale of certain intellectual property.

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense (in millions)	$(63)	$(86)	$(406)	$(254)
Average borrowing rate	2.7%	3.6%	5.7%	3.6%

Interest expense and our average borrowing rate decreased during the third quarter of 2022 compared to the prior year period, due to the issuance of euro-denominated bonds during the first quarter of 2022, which carry lower interest rates than our prior period debt portfolio. Interest expense and our average borrowing rate increased during the first nine months of 2022 compared to the prior year period primarily due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Other, net

The following are the components of Other, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest income	$1	$1	$6	$3
Net foreign currency gain (loss)	(38)	(8)	(45)	(17)
Net gains (losses) on investments	(9)	186	(46)	208
Other income (expense), net	(5)	3	(12)	(3)
	$(51)	$181	$(96)	$192

In connection with the acquisitions of Farapulse and Preventice, we remeasured the fair value of our previously-held interests, which resulted in gains of $222 million and $195 million, respectively, recognized within Other, net during the third quarter and first nine months of 2021. During the third quarter and first nine months of 2021, we also recorded losses of $24 million and $178 million, respectively, on our investment in Pulmonx Corporation (Pulmonx) presented in Other, net associated with the remeasurement of our investment during the period to fair value based on observable market prices, as well as the disposition of our remaining ownership. The Preventice and Farapulse gains are included within Acquisition/divestiture-related net charges (credits) and the Pulmonx loss is included in Investment portfolio net losses (gains) presented in the reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Financial Summary for the reconciliation and Additional Information for a discussion of management's use of non-GAAP financial measures.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective tax rate from continuing operations	23.3%	13.2%	25.2%	1.1%

The changes in our reported tax rates for the third quarter and first nine months of 2022, as compared to the same periods in 2021, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include intangible asset impairment charges, acquisition/divestiture-related charges and receipts, litigation-related net charges, investment portfolio net losses (gains), as well as certain discrete tax items primarily related to foreign return-to-provision adjustments, changes in valuation allowance and changes in tax laws.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the third quarter and first nine months of 2022, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of September 30, 2022, we had $338 million of unrestricted Cash and cash equivalents on hand, comprised of $95 million invested in money market funds and time deposits and $242 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

During 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. As of September 30, 2022, we had no commercial paper debt outstanding, resulting in the full $2.750 billion of available liquidity under the 2021 Revolving Credit Facility.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash provided by (used for) operating activities	$719	$1,392
Cash provided by (used for) investing activities	(1,828)	(1,136)
Cash provided by (used for) financing activities	(549)	(87)

Operating Activities

During the first nine months of 2022, cash provided by operating activities decreased $673 million as compared to the prior year period primarily due to changes in working capital partially offset by comparatively higher net sales and operating income.

Investing Activities

During the first nine months of 2022, cash used for investing activities included net cash payments of $1.542 billion for the acquisitions of Baylis Medical and Obsidio, Inc, as well as purchases of property, plant and equipment and internal use software of $376 million. During the first nine months of 2021, cash used for investing activities included net cash payments of $2.014 billion for the acquisitions of Preventice, Lumenis and Farapulse, partially offset by proceeds of $801 million from the divestiture of the Specialty Pharmaceuticals business and $235 million of net proceeds from the disposition of our shares in Pulmonx. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment and internal use software of $288 million during the first nine months of 2021.

Financing Activities

During the second quarter of 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q. Cash used for financing activities in the first nine months of 2022 also included payment of contingent consideration previously established in purchase accounting of $335 million and during the first nine months of 2022 and 2021, further included cash payments associated with the settlement of employee equity awards and payments for royalty rights associated with the Zytiga™ Drug.

Financial Covenant

As of September 30, 2022, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility described below.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for the recently completed qualified acquisitions due to the funding of these acquisitions using cash on hand. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of September 30, 2022, we had $294 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of September 30, 2022, we had $891 million of the litigation exclusion remaining.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of September 30, 2022.

Equity

We received $117 million during the first nine months of 2022 and $102 million during the first nine months of 2021 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the third quarter or first nine months of 2022 or 2021. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2022, we had the full amount remaining available under the authorization.

Legal Matters

For a discussion of our material legal proceedings refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Note K – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2021 and relevant accounting pronouncements to be implemented in the future are included in Note N – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

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
The conflict between Russia and Ukraine has heightened cybersecurity risks on a global basis. While there is significant uncertainty around implications of cybersecurity attacks resulting from the conflict, we have taken steps to better understand our readiness, including the resilience of our critical business functions, with the goal of reducing the impact if such an event were to occur.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of foreign currency fluctuations; future U.S. and global economic, political, competitive, reimbursement and regulatory conditions, including as a result of the ongoing conflict between Russia and Ukraine; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by extreme weather or other climate change-related events; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions, including global inflation; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or have increased in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

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

Our Businesses
•The impact of the COVID-19 pandemic on the worldwide economy and financial markets, and developments related to the disease,

•The impact of COVID-19 and economic conditions created in part by the pandemic on our global manufacturing and distribution system, including disruption in the manufacture or supply of certain components, materials or products, or the failure to secure in a timely manner alternative manufacturing or additional or replacement components, materials or products,

•Labor shortages and the impact of inflation on the cost of raw materials and direct labor,

•The impact of the COVID-19 pandemic and associated labor shortages upon the scheduling of elective and semi-emergent procedures,

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

•Our ability to achieve our projected level or mix of product sales, as some of our products are more profitable than others,

•Our ability to attract and retain talent, including key personnel associated with recent acquisitions, and to maintain our robust corporate culture,

•The inability of certain of our employees to return to work full-time due to impacts of the COVID-19 pandemic, or our inability to recruit personnel into direct labor roles,

•The impact of enhanced requirements to obtain and maintain regulatory approval in the U.S. and around the world, including EU MDR and the associated timing and cost of product approval,

•The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures in the U.S. and around the world, including with respect to the timing and costs of creating and expanding markets for new products and technologies,

•The issuance of new or revised accounting standards by the Financial Accounting Standards Board or the Securities and Exchange Commission, and

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $6.880 billion as of September 30, 2022 and $8.381 billion as of December 31, 2021. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $226 million as of September 30, 2022 as compared to $298 million as of December 31, 2021. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $277 million as of September 30, 2022 as compared to $364 million as of December 31, 2021. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2022 and December 31, 2021. As of September 30, 2022, $8.636 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of September 30, 2022, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2	0.750% Senior Notes due March 8, 2025 (incorporated herein by reference to Exhibit 4.2, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.3	1.375% Senior Notes due March 8, 2028 (incorporated herein by reference to Exhibit 4.3, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.4	1.625% Senior Notes due March 8, 2031 (incorporated herein by reference to Exhibit 4.4, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

4.5	1.875% Senior Notes due March 8, 2034 (incorporated herein by reference to Exhibit 4.5, Current Report on Form 8-K dated March 8, 2022, File No. 1-11083)

22	Subsidiary Issuer of Guaranteed Securities

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2022.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer