Form 10-K
period 2022-12-31
BOSTON SCIENTIFIC CORP
filed 2023-02-23
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $53.2 billion based on the last reported sale price of $37.27 of the registrant’s common stock on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)

The number of shares outstanding of Common Stock, $0.01 par value per share, as of January 31, 2023 was 1,434,780,104.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2022 with the Securities and Exchange Commission in connection with its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Business Strategy

We operate pursuant to five strategic imperatives. We aim to: Strengthen Category Leadership, Expand into High Growth Adjacencies, Drive Global Expansion, Fund the Journey to Fuel Growth and Develop Key Capabilities. We believe that our execution of these strategic imperatives will help us deliver on our mission, drive innovation and increase value for our customers and employees, while strengthening our leadership position in the medical device industry and delivering profitable revenue growth.

We expect to continue to invest in our core franchises and pursue opportunities to diversify and further expand our presence in strategic, high-growth adjacencies and new global markets, including growth within the countries we define as emerging markets. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that we can implement across our product lines. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and all divisions. In the past several years, we have completed numerous acquisitions in support of our growth strategy, both strengthening our core franchises and expanding into high growth adjacent markets. We continue to develop digital tools and technologies that enable us to compete more effectively and deliver first class remote physician education, drive deeper patient engagement and increase digitally-enabled sales force productivity.

We have a firm commitment to corporate social responsibility and living our values as a global business and global corporate citizen. This includes taking actions to combat discrimination and advancing equality and diversity, including through financial support of racial equity initiatives in the communities where we live and work, protecting the environment, investing in our employees' health and well-being, and many other initiatives that we believe ultimately help us create value responsibly. Refer to discussion of Community Outreach below and Corporate Sustainability included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for additional information regarding measures we are undertaking.

Product Offerings

Our core businesses are organized into two reportable segments: MedSurg and Cardiovascular. The following describes our key product offerings and new product innovations by reportable segment.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal and pulmonary conditions with innovative, less invasive technologies. Our product offerings include the following:

•Resolution 360™ Clips and Resolution 360™ ULTRA Clips, hemostatic clipping technology designed to stop and help prevent bleeding during endoscopic procedures,
•WallFlex™ Biliary Stent Systems, used for relieving biliary obstructions by providing bile drainage in both malignant and benign strictures,

•AXIOS™ Stents and Electrocautery Enhanced Delivery Systems, the first, and currently only stents systems in the U.S. indicated for endoscopic drainage of pancreatic pseudocysts,
•SpyGlass™ DS II Direct Visualization Systems and SpyGlass™ Discover Digital Catheters, the first single-use scopes to enable physicians to take a single-stage approach to diagnostic and therapeutic procedures in the pancreaticobiliary system, including treating patients with bile duct stones,
•EXALT™ Model D Single-Use Duodenoscopes for use in endoscopic retrograde cholangiopancreatography (ERCP) procedures, the first U.S. Food and Drug Administration (FDA)-cleared single-use (disposable) duodenoscopes on the market,
•Acquire™ Endoscopic Ultrasound Fine Needle Biopsy Devices, which are designed to obtain larger tissue specimens for histological assessment and diagnosis of diseases such as pancreatic cancer, liver cancer and stomach lesions and
•our infection prevention portfolio, designed to minimize the risk of infection transmission and improve operational efficiencies by streamlining manual cleaning or eliminating the need for cleaning and tracking.

Urology

Our Urology business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Our product offerings include the following:

•a comprehensive line of stone management products, including ureteral stents, catheters, baskets, guidewires, sheaths and balloons,
•LithoVue™ Single-Use Digital Flexible Ureteroscopes, which deliver detailed high-resolution digital images for high-quality visualization and seamless navigation,
•Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology, complemented by a full line of laser fibers and accessories used in urology and otolaryngology procedures,
•our Prosthetic Urology portfolio, which includes AMS 700™, our penile implants to treat erectile dysfunction and AMS 800™, our urinary control systems to treat male urinary incontinence,
•GreenLight XPS™ Laser System, MoXy™ Fiber, and Rezūm™ Systems for treatment of BPH and
•SpaceOAR™ Hydrogel Systems which help reduce side effects that men may experience after receiving radiotherapy to treat prostate cancer, together with our SpaceOAR VUE™ Hydrogel, providing clinicians with enhanced product visualization.

In the third quarter of 2022, we launched the Rezūm™ Water Vapor Therapy System in Japan following regulatory approval from Japan’s Ministry of Health, Labor and Welfare (MHLW) and received approval of a new reimbursement category from Japan’s Central Social Insurance Medical Counsel (Chuikyo) for both the device and procedure.

In the first quarter of 2023, we received FDA clearance for and will begin a limited market release of our LithoVue™ Elite Single-Use Digital Flexible Ureteroscope System, the first ureteroscope system with the ability to monitor intrarenal pressure in real-time during ureteroscopy procedures.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our product offerings include the following:

•Precision Montage™ and WaveWriter Alpha™ Spinal Cord Stimulator (SCS) Systems, designed to provide improved pain relief to a wide range of patients who suffer from chronic pain, with proprietary features such as Multiple Independent Current Control, our Illumina 3D™ Proprietary Programming Software and FAST™ Therapy for profound parathesia-free pain relief in minutes, used by physicians to target specific areas of pain and customize stimulation of nerve fibers more precisely,
•our G4™ Generator and consumable portfolio in Radiofrequency Ablation (RFA) for pain management used by physicians to treat patients with chronic pain,
•Our Cognita™ Practice Optimization suite of tools designed to increase awareness, streamline patient management, and sustain long-term outcomes for patients,
•Vercise Gevia™ and Vercise Genus™ Deep Brain Stimulation (DBS) Systems for the treatment of Parkinson's disease, tremor, and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions and

•Superion™ Indirect Decompression Systems, minimally-invasive devices used to improve physical function and reduce pain in patients with moderate lumbar spinal stenosis (LSS).

Our Vercise™ DBS Systems are approved in the U.S. as an adjunctive therapy that aids in reducing some of the symptoms of moderate to advanced Parkinson’s disease as well as for patients diagnosed with essential tremor. The Vercise Genus™ DBS platform features a full portfolio of primary cell and rechargeable MRI conditional systems with Bluetooth connectivity and the Cartesia™ Directional Lead, providing multi-directional stimulation designed for greater precision, intended to minimize side effects for patients. In 2022, we further expanded our portfolio with Image Guided Programming with the US release of Stimview™ XT, a proprietary DBS visualization software developed in collaboration with Brainlab AG, providing clinicians with real-time, 3D visualization and stimulation of brain anatomy.

Cardiovascular

Cardiology

Interventional Cardiology Therapies (ICTx)

Our Interventional Cardiology Therapies business develops and manufactures technologies for diagnosing and treating coronary artery disease and aortic valve conditions. Our product offerings include the following:

•OptiCross™ IVUS Imaging Catheters,
•iLab™ Ultrasound Imaging Systems with Polaris Software, designed to enhance the diagnosis and treatment of blocked vessels and other heart disorders, compatible with our full line of imaging catheters,
•AVVIGO™ Guidance Systems and AVVIGO™ Guidance System II, incorporating high-definition IVUS all in a mobile or integrated platform,
•ROTAPRO™ Rotational Atherectomy Systems, which regulate the flow of air to the advancer, controlling burr rotation speed, and also monitor and display burr rotation speed and rotational atherectomy procedural time,
•SYNERGY™, SYNERGY MEGATRON™ and SYNERGY™ XD Everolimus-Eluting Platinum Chromium Coronary Stent Systems, featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating,
•Safari2™ Pre-Shaped Guidewires, intended to facilitate the introduction and placement of interventional devices within the heart,
•ACURATE neo2™ Aortic Valve Systems for use in transcatheter aortic valve replacement (TAVR) procedures and
•SENTINEL™ Cerebral Embolic Protection Systems, used to reduce the risk of stroke in TAVR procedures and is clinically proven to decrease cerebral embolization and its associated neurological effects.

Watchman

Our WATCHMAN FLX™ Left Atrial Appendage Closure (LAAC) Devices are designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. WATCHMAN™ is the first device to offer a non-pharmacologic alternative to oral anti-coagulants that has been studied in a randomized clinical trial and is the leading device in percutaneous LAAC globally.

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include the following:

•the RESONATE™ family of implantable cardioverter defibrillators (ICD) and implantable cardiac resynchronization therapy defibrillators (CRT-D), including our proprietary HeartLogic™ Heart Failure (HF) Diagnostic and SmartCRT™ Technology with Multisite pacing in CRT-D,
•EMBLEM™ MRI S-ICD System, the world's first, and currently only, commercially available subcutaneous implantable cardiac defibrillators (S-ICD), which provides physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart,
•ACCOLADE™ family of pacemakers and implantable cardiac resynchronization therapy pacemakers (CRT-P),
•ACUITY™ X4 Quadripolar LV Leads, RELIANCE™ family of ICD Leads and our INGEVITY™ Pacing Leads,
•LATITUDE™ Remote Patient Management Systems, which allow for more frequent monitoring and better guided treatment decisions by enabling physicians to monitor implantable system performance remotely,

•LUX-Dx™ Insertable Cardiac Monitor (ICM) systems, long-term diagnostic devices implanted in patients to detect arrhythmias associated with conditions such as atrial fibrillation (AF), cryptogenic stroke and syncope and
•BodyGuardian™ remote cardiac monitoring systems provide a full range of mobile health solutions and remote monitoring services, ranging from ambulatory cardiac monitors – including short and long-term holter monitors – to cardiac event monitors and mobile cardiac telemetry.

Our entire transvenous defibrillator portfolio leverages our EnduraLife™ Battery Technology and has magnetic resonance imaging (MRI) conditional labeling when used with our current generation of leads.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab. Our product offerings include the following:

•Rhythmia™ Mapping Systems, catheter-based, 3-D cardiac mapping and navigation solutions designed to help diagnose and guide treatment of a variety of arrhythmias,
•cardiac ablation catheters including the Blazer™, IntellaNav™, IntellaNav Stablepoint™ and IntellaTip MiFi Open-Irrigated Ablation Catheter families, featuring a unique Total Tip Cooling™ Design and DIRECTSENSE™ Software for monitoring radiofrequency (RF) energy delivery during procedures,
•IntellaMap Orion™ Mapping Catheters, for use with our Rhythmia Mapping System to provide high-density, high-resolution maps of the heart,
•Farapulse™ Pulsed Field Ablation (PFA) Systems for the treatment of atrial fibrillation (AF),
•POLARx™ Cryoablation Systems for the treatment of AF and
•intracardiac ultrasound catheters, delivery sheaths and other accessories

On February 14, 2022, we completed our acquisition of Baylis Medical Company, Inc (Baylis Medical), which has developed the radiofrequency (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which expands our electrophysiology and structural heart product portfolios. In the second quarter of 2022, we received FDA 510(k) clearance for and launched the VersaCross Connect™ LAAC Access Solution developed by Baylis Medical, providing safe and efficient access to the left side of the heart.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Our broad peripheral portfolio includes stent systems, balloon catheters, guidewires, atherectomy and thrombectomy systems, embolization devices, radioactive microspheres, radiofrequency and cryotherapy ablation systems, microcatheters and drainage catheters.

Our peripheral arterial product offerings include:

•EPIC™ and Innova™ Self-Expanding Stent Systems,
•Eluvia™ Drug Eluting Vascular Stent Systems, innovative stents built on the Innova stent platform, designed to deliver a sustained dosage of paclitaxel during the time when restenosis is most likely to occur,
•Mustang™, Coyote™ and Sterling™ PTA Balloon Catheters designed for a wide variety of peripheral angioplasty procedures and
•Ranger™ Drug-Coated Balloons, innovative balloons built on the Sterling balloon platform, featuring a low-dose of paclitaxel.

In the third quarter of 2022, we launched an ELUVIA™ line extension, introducing the longest-length available for treatment of patients with peripheral artery disease (PAD) in the superficial femoral artery. We are also the first company to provide physicians with both a drug-eluting stent and drug-coated balloon option for the treatment of patients with PAD.

Our venous disease product offerings include the following:

•AngioJet™ Thrombectomy Systems, used in endovascular procedures to remove blood clots from blocked arteries and veins and our AngioJet Zelante DVT™ Thrombectomy Catheters to treat deep vein thrombosis,
•WOLF Thrombectomy™ Platform, which is designed to mechanically remove the clots without damaging blood vessels, while also minimizing blood loss,
•EKOS™ Ultrasound Assisted Thrombolysis systems used to treat pulmonary embolisms and
•Varithena™ Polidocanol Injectable Foam used to improve the symptoms of superficial venous incompetence and the appearance of visible varicosities.

Our interventional oncology product offerings include the following:

•TheraSphere™ Y-90 radioactive glass microspheres used in the treatment of hepatocellular carcinoma (HCC), the most common type of liver cancer,
•Renegade™ HI-FLO™ Fathom™ Microcatheter and Guidewire System and Interlock™ - 35 Fibered IDC™ and 18 Fibered IDC™ Occlusion System for peripheral embolization,
•EMBOLD™ Detachable Coil System, used for arterial and venous embolizations in the peripheral vasculature, and
•ICEFX™ and Visual ICE™ Cryoablation Systems for destruction of tissue, using image-guided needles to enable cryoablation visualization for optimal tumor coverage.

Markets

Competition

We encounter significant competition across our product lines and in each market in which we sell our products and solutions, some from companies that may have greater financial, sales and marketing resources than we do. Our primary competitors include Abbott Laboratories and Medtronic plc, as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. In certain countries, and particularly in China, we also face competition from domestic medical device companies that may benefit from their status as local suppliers. We also face competition from non-medical device companies, which may offer alternative therapies for disease states that could also be treated using our products, or from companies offering technologies that could augment or replace procedures using our products.

We believe that our products and solutions compete primarily on their ability to deliver both differentiated clinical and economic outcomes for our customers by enabling physicians to perform diagnostic and therapeutic procedures safely and effectively often in a less-invasive and cost effective manner. We also compete on ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, with economically motivated buyers, consolidation among healthcare providers, increasing prevalence and importance of regional and national tenders, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could continue to put additional competitive pressure on us, including on our average selling prices, overall procedure rates and addressable market sizes. We recognize that our continued competitive success will depend upon our ability to:

•offer products and solutions that provide differentiated clinical and economic outcomes,
•create or acquire innovative, scientifically advanced technologies,
•apply our technology and solutions cost-effectively and with superior quality across product lines and markets,
•develop or acquire proprietary products and solutions,
•attract and retain qualified personnel,
•obtain patent or other protection for our products,
•obtain required regulatory and reimbursement approvals,
•continually provide quality products and enhance our quality systems,
•supply sufficient inventory at competitive prices to meet customer demand.

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

We have directed our development efforts toward innovative technologies designed to expand current markets or enter adjacent markets. We continue to transform how we conduct research and development by identifying best practices, driving efficiencies and optimizing our cost structure, which we believe will enable increased development activity and faster concept-to-market timelines. Focused, cross-functional teams take a formal approach to new product design and development, helping us to manufacture and offer innovative products consistently and efficiently. Involving cross-functional teams early in the process is the cornerstone of our product development cycle. We believe this collaboration allows our teams to concentrate resources on the most viable and clinically relevant new products and technologies and to maximize cost and time savings as we bring them to market.

In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We continue to expand our collaborations to include research and development teams in our emerging market countries; these teams will focus on both global and local market requirements at a lower cost of development. We believe that these efforts will play a significant role in our future success.

Marketing and Sales

In 2022, we marketed our products and solutions to approximately 36,000 hospitals, clinics, outpatient facilities and medical offices in 130 countries worldwide. Large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions, as well as on key hospital service line administrators.

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

Resources

Manufacturing and Raw Materials

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization worldwide. In doing so, we seek to focus our internal resources on the development and commercial launch of new products and the enhancement of existing products. We also drive continuous improvement in product quality through process controls and validations, supplier and distribution controls and training and tools for our operations team. In addition, we remain focused on examining our operations and general business activities to enhance our operational effectiveness by identifying cost-improvement opportunities.

We remain committed to maintaining appropriate investments to ensure supply chain stability. We have an ongoing supplier resiliency program which identifies and mitigates risk and have taken measures to mitigate the impact of challenges within the global supply chain, including those caused in part by the COVID-19 pandemic. We consistently monitor our inventory levels, manufacturing, sterilization and distribution capabilities and partnerships and maintain recovery plans to address potential disruptions. Many components used in the manufacturing of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications.

On an on-going basis, we track supplier status and inventory in risk areas and take action to prevent shortages, monitoring safety stock levels and building up product supplies as warranted, and mitigating risk of technology and material shortages by identifying new vendors.

We have experienced increased levels of unpredictability in the supply of certain raw materials and components used in the manufacturing of our products. While we continue to believe we will have access to the raw materials and components that we need, these supply chain dynamics could result in increased costs to us or an inability to fully meet customer demand for certain of our products.

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and other forms of intellectual property to protect our proprietary rights. We generally file patent applications in the U.S. and other countries where patent protection for our technology is appropriate and available. We hold patents worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license is material in relation to our business as a whole.

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

We maintain insurance policies providing limited coverage against securities claims. We are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Note I – Commitments and Contingencies to our 2022 consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

Regulatory Environment

Medical Device Regulatory Approvals

The medical devices that we manufacture, market and commercialize are subject to regulation by numerous worldwide regulatory bodies, including the U.S. FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution. Medical devices are also generally subject to varying levels of regulatory control based on risk level of the device.

In the U.S., authorization to distribute a new device can generally be met in one of two ways. The first process requires that a premarket notification (510(k)) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device (the “predicate” device). Applicants must submit performance data to establish substantial equivalence. In some instances, data from human clinical trials must also be submitted in support of a 510(k) premarket notification. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue a decision finding substantial equivalence before commercial distribution can occur. Changes to cleared devices that could not significantly affect the safety or effectiveness of the device can generally be made without additional 510(k) premarket notifications; otherwise, a new 510(k) is required.

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

In the European Union (EU), we are required to comply with the Medical Device Regulation (MDR or EU MDR) which became effective May 2021, superseding the existing Medical Device and Active Implantable Medical Device Directives. Medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021) can continue to be sold during the applicable transition period or until the CE Certificate expires, whichever comes first, providing there are no significant changes to the design or intended use. The CE Mark, which is required to sell medical devices in the EU is affixed following a Conformity Assessment and either approval from the appointed independent Notified Body or through self-certification by the manufacturer. The selected pathway to CE marking is based on device risk classification. CE marking indicates conformity to the applicable General Safety and Performance Requirements (GSPRs) for the MDR. The MDR changes multiple aspects of the regulatory framework for CE marking, such as increased clinical evidence requirements, changes to labelling, and new requirements, including Unique Device Identification (UDI), and many new post-market reporting obligations. MDR also modifies and increases the compliance requirements for the medical device industry and will continue to require significant investment over the next few years to transition all products. The CE mark continues to be a prerequisite for successful registration in many other global geographies. In addition, other EU countries continue to impose significant local registration requirements despite the implementation of MDR, and the United Kingdom has introduced new requirements following its exit from the EU.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market, including regulations that have been introduced in many countries in the Middle East and Southeast Asia that previously did not have medical device regulations, or had minimal regulations. In Japan we are required to comply with Japan’s Ministry of Health, Labor and Welfare (MHLW) regulations. In conjunction with the MHLW, the Pharmaceutical and Medical Device Agency is an independent agency that is responsible for reviewing drug and medical device applications and works with the MHLW to assess new product safety, develop comprehensive regulations, and monitor post-market safety.

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

Our quality system is designed to enable us to satisfy various international quality system regulations, including those of the U.S. FDA with respect to products sold in the U.S. All of our medical device manufacturing facilities and distribution centers are certified under the ISO 13485 quality system standard, established by the International Standards Organization (ISO) for medical devices, which includes requirements for an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations.

Healthcare Policies and Reimbursement

Political, economic and regulatory influences around the world continue to subject the healthcare industry to potential fundamental changes that could substantially affect our results of operations. We maintain a global Government Affairs presence, headquartered in Washington, D.C., to actively monitor and advocate on myriad legislation and policies that may potentially impact us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and administration offices, state governors, legislatures and regulatory agencies, embassies and global governments on issues affecting our business. The Government Affairs office also advocates for public policy that benefits our employees and the patients we serve, and supports the communities in which we live.

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including government programs (e.g., Medicare and Medicaid in the U.S.) and private insurance payers, for the items and services provided to their patients. Government and private sector initiatives related to limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments, price transparency and healthcare delivery and payment structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to place increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our products and technologies generate favorable clinical outcomes, value and cost efficiency, while also being less invasive than alternatives, the resources necessary to demonstrate value to our customers, patients, payers and other stakeholders are significant and new therapies may take significantly longer periods of time to gain widespread adoption.

Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., China, Australia, and other markets may limit the price of, or the level at which reimbursement is provided for, our products or procedures using our products, which in turn may make it less likely that a hospital or physician will select our products to treat patients.

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We are focused on continuous improvement in environmental metrics with a goal of reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. Refer to Corporate Sustainability included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

Human Capital

At Boston Scientific, our work is guided by core values that define our culture and empower our employees, including Caring, Diversity, Global Collaboration, High Performance, Meaningful Innovation and Winning Spirit. As of December 31, 2022, we had approximately 45,000 employees, of which approximately 56 percent were outside the U.S. We believe the collective talent of our employees and our shared corporate culture and values give us a competitive advantage.
Hiring, developing and retaining talented employees are key parts of our strategy and are critical to our success, particularly in the current environment of labor shortages and unprecedented job market conditions. We strive to do this by fostering a diverse, equitable and inclusive workplace, providing competitive pay and benefits and flexible work conditions, offering ongoing employee growth and development opportunities and cultivating a culture that prioritizes employee health, safety and well-being.

Diversity, Equity and Inclusion

We do our best work to advance health care when we have a diverse range of perspectives and experience on our team. Innovation thrives in a culture of engagement, inclusion and equity. The society in which we live and the customers and patients we serve are diverse and our employees at all levels of the organization must reflect this. In recent years, we have made steady progress to increase the overall representation of employees who identify as women and as African American/Black, Asian, Hispanic/Latinx, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander, and two or more races (together, multicultural talent). As of December 31, 2022, women represented 30 percent of our Board of Directors, and 49 percent of our employees. In addition, 36 percent of employees in the U.S. and Puerto Rico identified as multicultural.

We are committed to our goal of making further progress toward expanding our workforce diversity. In 2020, we set measurable Diversity, Equity & Inclusion (DE&I) goals with our “3UP by 2023” initiative, which included aspirations of a three percentage point increase in representation of both women and multicultural talent at the supervisor and manager level to 43 percent and 23 percent, respectively, by December 31, 2022. As of December 31, 2022, 42.6 percent of management roles were held by women and, within the U.S and Puerto Rico, 22.6 percent were held by multicultural employees. While we are making progress, our work is far from over. We are committed to intentional action to drive meaningful change. We listen to our employees and use that feedback to complement and expand our existing DE&I programs to emphasize initiatives aimed at developing our pipeline of talent and fostering a psychologically safe and inclusive workplace for all. Additionally, our Executive Committee and our Board of Directors have oversight of employee diversity metrics and hiring trends. As evidence of our commitment to expand DE&I, in 2021, we introduced an ESG scorecard, including DE&I metrics, to our Annual Bonus Plan.

In addition, our ten Employee Resource Groups (ERGs) are at the heart of our DE&I strategy. ERGs are voluntary, company-sponsored employee groups that foster and celebrate our diverse work environment. They provide forums for us to learn from one another, celebrate our uniqueness and develop inclusive leadership skills. We support each ERG by designating global and local executive sponsors and providing financial resources. Our ERG chapters around the world collaborate across the business at all levels and are powerful voices for change in the company.

Additionally, our approach to supplier selection involves building DE&I throughout the Boston Scientific supplier network. We are committed to the increased and sustained support of diverse businesses that share our dedication to improving the quality of patient care. As part of our strategy to combat racism, we have taken steps to further expand the number of Black-owned enterprises that provide supply chain services for our business in the U.S., and are also supporting small and diverse vendors by shortening our standard payment terms.

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

As part of our broader rewards portfolio, we offer competitive pay and benefits that are flexible and affordable to meet the individual needs of our employees. In addition to cash-based salaries, our rewards portfolio includes cash bonus programs, sales incentives, stock awards, recognition awards, health insurance, paid time off and family leave, retirement savings plans, childcare and Employee Assistance Programs that encourage overall well-being, including help with finances, inclusive family planning and support, elder/child care, legal support and mental health resources.

Equal pay for equal work is rooted in our values and foundational to fostering an inclusive environment. Pay equity is an important part of our long-standing global compensation planning practices. Sustaining pay equity requires constant measurement and attention, so we regularly conduct comprehensive audits, internal and external analyses and company-wide benchmarking of salaries to identify and eliminate disparities. In addition, we periodically contract with an independent, third party to assess pay equity across all positions. Our most recent pay equity study, completed in 2021, reported no statistically significant pay disparity for approximately 99 percent of our employees across gender globally and for multicultural talent in the U.S. and Puerto Rico. We continue to educate and train our people, update policies and expand benefits to decrease bias, increase gender and racial representation within our organization, and foster a culture where all employees feel valued and included.

Employee Health and Safety

We take a global approach to prioritizing and monitoring employee health and safety and we strive to foster a safety-oriented culture in all of our offices and facilities. We set health and safety goals which measure the number of injuries per 100 employees for the global organization. Our Employee Health & Safety Global and Regional Councils review performance monthly to discuss trends and risks, as well as opportunities for improvement. We have obtained ISO 45001:2018 Occupational Health and Safety Management System at eight of our key global locations. This is a globally recognized standard for employee Occupational Health and Safety, established by the International Standards Organization, which provides a voluntary framework to identify key occupational health and safety aspects associated with our business helping to deliver continuous improvement. We have established a company-wide safety goal of 0.25 or fewer injuries per 100 employees by 2030, cutting our year-over-year incident rate by approximately 50 percent from a base year of 2019. As of December 31, 2022, we have achieved a safety level of 0.28 per 100 employees.

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

Employee Engagement

We seek ongoing feedback from our employees to better understand what we are doing well and, conversely, how we can improve their experience. In addition to encouraging ongoing communication and feedback between employees and their managers, we conduct periodic employee engagement surveys to ensure all employees have an opportunity to share their insights and we take appropriate action in response. As evidence of our commitment to foster employee engagement, we include these metrics within the ESG scorecard that forms part of our Annual Bonus Plan.

Community Outreach

We are united by a goal to make a difference in the lives of the over 33 million patients we serve annually. The Boston Scientific Caring value guides us in the work we do each day including how we invest in the well-being of communities. We work to advance possibilities in our three focus areas of health, STEM education and community. Our efforts evolve frequently as do the pressing needs of our communities. In 2022, we focused on supporting Ukrainian refugees, providing aid to those impacted by natural disasters and addressing the basic needs of underserved populations in communities where we live and work. In February 2023, we provided donations to charitable organizations providing earthquake relief efforts in Türkiye and Syria, including overnight stays, meals, hygiene items and critical emergency supplies.

Our global community programs empowered employees to participate in and influence the way we care for local communities through volunteerism and personal donations. Many employees chose to support their communities through use of the Employee Matching Gifts program, which was doubled in 2022 on Giving Tuesday, the global day of giving that highlights the importance of supporting local communities around the world during the holiday season. Through employee contributions and the Boston Scientific match, a total of nearly $2 million was donated in 2022. In February 2023, we launched an additional match campaign through our Employee Matching Gifts Program for aid to Türkiye and Syria and are also providing volunteer opportunities for our employees based in Türkiye to give back to their local communities.

We have also collaborated with non-profit community organizations to decrease health disparities and reduce the risk for chronic disease for the underserved by increasing access to healthcare and screenings. Within many of the communities in which we operate, we have launched and funded a multi-year program to combat racism, inequity and injustice focused on five pillars: community, economic empowerment, education, healthcare disparities and government policies. We also continue our long-term Close the Gap initiative, which focuses on raising awareness and empowering healthcare providers to reach more patients of color, fight longstanding inequities, and address barriers to care. Through Close the Gap, hospitals and health systems are provided with zip code level data that highlight the disease prevalence and disparities occurring in their communities. The information, along with our health equity resources, allows health care administrators and providers to focus on improving care to underserved populations within their communities.

We are also passionate about inspiring young learners to see themselves in a Science, Technology, Engineering and Math (STEM) roles in the future. Employees on our global STEM teams worldwide work with underrepresented K-12 students to share their passion for STEM by providing interactive product demos, development programs, and hands-on activities for young learners in their communities.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Annual Report on Form 10-K and information incorporated by reference into this Annual Report on Form 10-K, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend,” “aim,” "goal," "target," "continue," "hope," "may" and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors” and the specific risk factors discussed below and in connection with forward-looking statements throughout this Annual Report on Form 10-K, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report on Form 10-K. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: future U.S. and global economic, political, competitive, reimbursement and regulatory conditions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; the impact of the COVID-19 pandemic on our operations and financial results; disruptions caused by extreme weather or other climate change-related events; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or may increase in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors contained within this Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Annual Report on Form 10-K.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Item 1A. Risk Factors.

Our Businesses
•The impact of the COVID-19 pandemic and economic conditions created in part by the pandemic on worldwide economies, financial markets, manufacturing and distribution systems, including disruption in the manufacture or supply of certain components, materials or products, and business operations,

•Labor shortages and the impact of inflation on the cost of raw materials and direct labor,

•Risks associated with challenging or uncertain domestic and international economic conditions, including those related to rising interest rates, inflation, currency devaluations or economies entering into periods of recession,

•The impact of natural disasters, climate change, additional future public health crises and other catastrophic events on our ability to manufacture, distribute and sell our products,

•The impact of competitive offerings, value-based procurement practices, government-imposed payback provisions and changes in reimbursement practices and policies on average selling prices for our products,

•The ongoing impact on our business of physician alignment to hospitals, governmental investigations and audits of hospitals and other market and economic conditions on the overall number of procedures performed,

•The performance of, and physician and patient confidence in, our products and technologies or those of our competitors,

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

•Our ability to operate properly our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations including increased risks as an indirect result of the ongoing Russia/ Ukraine war, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

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

International Markets

•Our dependency on international net sales to achieve growth, and our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in Emerging Markets such as Brazil, India and China,

•The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements, or to enter new factoring arrangements with favorable terms,

•The impact on pricing due to national and regional tenders, including value-based procurement practices and government-imposed payback provisions,

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine war and tension between China/Taiwan, and related, downstream effects thereof, including the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, EU MDR and similar laws in other jurisdictions,

•Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•The impact of significant developments or uncertainties stemming from changes in the U.S. government following congressional elections, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, particularly China, and

•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, operating expenses and resulting profit margins.

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
General Risks

Challenging domestic and international economic conditions could adversely affect our business, financial condition, cash flows and results of operations.

Uncertainty around inflationary pressures, rising interest rates and monetary policy could potentially cause new, or exacerbate existing, economic challenges that we may face. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. If there were a general economic downturn, we may experience decreased customer spending or demand for our products and services, and our customers’ ability to pay for our products on a timely basis, or at all, may be impacted. The same economic conditions could also adversely affect our third-party vendors, including those that we utilize in our supply-chain and manufacturing operations, which may lead to a reduction or interruption in the supply of materials and components used in manufacturing our products or increase the price of such materials or components, as well as the distributors and dealers who offer our products in certain countries and markets. Inflationary pressure may also increase certain operational costs, including due to wage increases, or increases in the cost of materials or components. These adverse economic conditions or events could adversely affect our business, results of operations or financial condition.

Further, uncertainty about global economic conditions, including those resulting from credit and sovereign debt issues, has caused and may continue to cause disruption in the financial markets, including diminished liquidity and credit availability. These conditions may adversely affect our suppliers, leading them to experience financial difficulties or be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products. Our customers may experience financial difficulties or be unable to borrow money to fund their operations, which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products that they purchase on a timely basis, if at all. In addition, we have accounts receivable factoring programs in certain European and Asian countries. Deterioration of the global economy or increase in sovereign debt issues may impact our ability to transfer receivables to third parties in certain of those countries. Third parties, such as banks, offering factoring programs in these countries are looking to reduce their exposure levels to government owned or supported debt. This could result in terminations of, or changes to the costs or credit limits of our existing factoring programs. Such terminations or changes could have a negative impact on our cash flow and days sales outstanding. Uncertain or challenging economic conditions could also lead to greater fluctuations in foreign currency exchange rates, which could adversely impact our results of operations and financial performance.

There can be no assurance that there will not be further deterioration in the global economy. Accordingly, we cannot predict to what extent global economic conditions, including negative or uncertain economic conditions, sovereign debt issues and increased focus on healthcare systems and costs in the U.S. and abroad, may impact negatively our average selling prices, net sales and profit margins, operations, procedural volumes and reimbursement rates from third party payers. In addition, economic and financial market conditions, including rising interest rates, and other factors beyond our control may adversely affect our ability to borrow money in the credit markets, access the capital markets and obtain financing for mergers and acquisitions (M&A) or other general purposes.
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
We continue to experience pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, national and regional government tenders, economic pressures experienced by our customers, staffing shortages within healthcare facilities that have and may continue to negatively impact demand for our products, public perception of our products, and the impact of managed care organizations and other third-party payers. These and other factors may adversely impact market sizes, as well as our share of the markets in which we compete, the average selling prices for our products or medical procedure volumes. There can be no assurance that the size of the markets in which we compete will increase, that we will be able to hold or gain market share or compete effectively on the basis of price or that the number of procedures in which our products are used will increase. Decreases in market sizes or our market share and declines in average selling prices or procedural volumes could materially adversely affect our results of operations or financial condition.

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

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payers, including government programs, authorities or agencies (e.g., Medicare and Medicaid in the U.S.) and private health plans, for the healthcare supplies and services provided to their patients. Governments and payers may institute changes in healthcare delivery or payment systems that may reduce funding for services or encourage greater scrutiny of healthcare costs. The ability of customers to obtain appropriate reimbursement for their products and services is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement and funding vary by country and can significantly impact the acceptance of new products and technologies and the use of established products and technologies. We may find limited demand for otherwise promising new products unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, China, or other countries in a manner that significantly reduce or eliminate reimbursement for procedures using our medical devices, including price regulation, site of service requirements, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, heightened clinical data requirements, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations
Geopolitical Risks
We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could have a material impact on our business, financial condition or results of operations.
International net sales accounted for 40 percent of our global net sales in 2022. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to our use of channel partners, go-to-market strategies, geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in healthcare financing and payment systems and healthcare delivery systems, local product preferences and requirements, including preferences for local manufacturers, workforce instability, weaker intellectual property protection in certain countries than exists in the U.S. and longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
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
Further, international markets are affected by economic pressure to contain healthcare costs, which can lead to more rigorous evidence requirements and lower reimbursement rates for either our products directly or procedures in which our products are used. Governments and payers may also institute changes in healthcare delivery systems that may reduce funding for services, seek payback from market participants, or encourage greater scrutiny of healthcare costs. In addition, certain international markets may also be affected by foreign government efforts to reference reimbursement rates in other countries. All of these types of changes may ultimately reduce selling prices of our products and/or reduce the number of procedures in which our products are used, which may adversely impact our net sales, market share and operating profits from our international operations.
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

The US-China relationship will continue to shape the geopolitical stage. Legislation aimed at boosting competitiveness of U.S. businesses may have unintended effects on our business. We may also face greater competition in China, among other countries, from domestic medical device companies that may benefit from their status as local manufacturers and suppliers. Ultimately, tariffs and other protectionist measures, as well as prolonged uncertainty, may have adverse effects on our ability to source and manufacture products in a timely and cost effective manner, thereby adversely affecting our business.

Lastly, sanctions and export restrictions are expected to continue to proliferate, leading to greater uncertainty in emerging and growth markets. Notably the Russia/Ukraine war has created barriers to doing business in Russia, and the tension between China/Taiwan has created geopolitical shifts in Asia. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.
Credit and Financial Risks
If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or if we experience a disruption in our cash flows, it could have an adverse effect on our cost of borrowing, financial condition or results of operations.
As part of our strategy to maximize stockholder value, we use financial leverage to manage our cost of capital. Our outstanding debt balance was $8.935 billion as of December 31, 2022. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings could increase our cost of borrowing funds in the future and reduce our access to liquidity. Uncertain or negative economic conditions, as well as rising interest rates, could also increase our cost of borrowing in the future or reduce our access to liquidity. Delays in our product development and new product launches could result in disruption in our cash flow or our ability to continue to effectively manage our debt levels, which could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit agreements contain a financial covenant that require us to maintain a minimum specified leverage ratio and place other limits on our business. If we are unable to satisfy this covenant, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all and we could be required to repay any borrowings on demand.
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
As part of our strategy to realign our business portfolio, we have completed multiple acquisitions in recent years and may pursue additional acquisitions in the future. Our integration of acquired businesses requires significant efforts, including corporate restructuring and the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant management time. Some of the factors that could affect the success of our acquisitions include, among others, the effectiveness of our due diligence process, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. In addition, foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the economic, political, legal and regulatory environment in specific countries. Our failure to manage successfully and coordinate the growth of the acquired companies could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so, and if our acquisitions are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our operating results.
We may not be successful in our strategy relating to future strategic acquisitions of, investments in, or alliances with, other companies and businesses.

Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices. We face competition for acquisitions from other healthcare and non-healthcare acquirers, financial sponsors, and from the market for Initial Public Offerings (IPOs). Some of our competitors in the medical device sector may have access to substantially greater amounts of cash than we do that could be deployed into M&A or strategic investments if they so choose. The market for IPOs may also reduce the opportunities available to us for M&A and/or cause us to need to pay higher prices. If we are unsuccessful in our acquisitions, investments and alliances, it may adversely impact our ability to grow our business. Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size or nature. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including our ability to:

•identify suitable opportunities for acquisition, investment or alliance, if at all,
•manage acquisition, investment or alliance opportunities within our capital capacity and prioritize those investments to execute on our strategy,
•manage our due diligence process to uncover potential issues with targets,
•finance any future acquisition, investment or alliance on terms acceptable to us, if at all,
•complete acquisitions, investments or alliances in a timely manner on terms that are satisfactory to us, if at all,
•successfully integrate and operate acquired businesses,
•successfully identify and retain key target employees,
•comply with applicable laws and regulations, including foreign laws and regulations, and
•protect intellectual property and prevail in litigation related to newly acquired technologies.

We may not realize the expected benefits from our restructuring and optimization initiatives, our long-term cost savings programs may result in an increase in short-term expenses and our efforts may lead to unintended consequences.

We monitor the dynamics of the economy, the healthcare industry and the markets in which we compete, and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people, which we believe is important to our long-term success. As a result of these assessments, we have undertaken prior restructuring and optimization initiatives to enhance our growth potential and position us for long-term success. On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan) intended to support our efforts to expand operating performance and meet evolving global market demands and conditions by ensuring that we are structured and resourced to support our strategic imperatives and deliver sustainable value. The 2023 Restructuring Plan will further build on our Global Supply Chain Optimization strategy, which is intended to simplify our manufacturing and distribution network by transferring certain production lines among facilities and expanding operational efficiencies and resiliency. Key activities under the 2023 Restructuring Plan will also include optimizing certain functional capabilities to better support business growth and achieve cost synergies. These activities are expected to be initiated in the first quarter of 2023, and substantially completed by the end of 2025. The 2023 Restructuring Plan is expected to result in total pre-tax charges of approximately $450 million to $550 million and reduce gross annual pre-tax expenses by approximately $225 million to $275 million by the end of 2025 as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. While we expect limited role reductions as a result of these restructuring activities, we anticipate that our overall employee base will remain relatively unchanged upon completion of the 2023 Restructuring Plan as new jobs are created in areas of growth and resources are deployed to support an expanding portfolio and growing global market needs. These measures could yield unintended consequences, such as distraction of our management and employees, reduced employee productivity, business disruption, and inability to attract or retain key personnel, which could negatively affect our business, sales, financial condition and results of operations. Moreover, our restructuring and optimization initiatives result in charges and expenses which impact our operating results. We cannot guarantee that the activities under our restructuring plans or other optimization initiatives will result in the desired efficiencies and estimated cost savings.
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
The global COVID-19 pandemic and related impacts have had, and could in the future have, an adverse effect on our operations, financial performance and cash flows. We are unable to predict the extent to which the pandemic or a similar health crisis and related impacts may adversely impact our business operations, financial performance, results of operations, financial position and the achievement of our strategic objectives.

Our operations, financial performance and cash flows have been, and could in the future continue to be, negatively impacted by the COVID-19 pandemic and the risks and challenging macroeconomic conditions caused by the pandemic, including, but not limited to, disruptions in economic activity, global supply chains and labor markets, operational challenges such as site shutdowns, workplace disruptions or limited provider capacity to perform procedures using our products that were deferred as a result of the pandemic, volatile financial market dynamics and significant volatility in price and availability of goods and services. These and other risks and uncertainties related to the COVID-19 pandemic and its related impacts could adversely affect our business operations, financial position, results of operations and the achievement of strategic objectives. Because the severity, magnitude, and ultimate duration of the COVID-19 pandemic, or similar health crisis, and its economic consequences are uncertain, subject to rapid change, and difficult to predict, the pandemic’s future potential impact on our business, results of operations and financial performance remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic or similar health crisis on our results of operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and in the future may be taken in response to the pandemic or similar public health crises, the impact of the pandemic and actions taken in response on global and regional economies, general economic uncertainty in key global markets and financial market volatility, global economic conditions and levels of economic growth; and any continuing economic effects of the COVID-19 pandemic even after it has subsided. The COVID-19 pandemic and related impacts may also have the effect of heightening many of the other risks described in the risk factors in this Annual Report on Form 10-K.
Interruption of our supply chain or manufacturing operations, including resulting from natural disasters, further public health crises and other catastrophic events or other events outside of our control, could adversely affect our results of operations and financial condition.
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
Disruptions in the supply of the materials and components used in manufacturing our products by third-party vendors or the sterilization of our products could adversely affect our results of operations and financial condition.
We purchase the majority of the materials and components used in manufacturing our products from third-party vendors. Certain of these materials and components are purchased from single sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement vendors for such materials or components in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors' manufacturing processes. Further, uncertain or negative economic conditions, including as a result of inflationary pressures, rising interest rates or impacts from the COVID-19 pandemic, could negatively affect our third-party vendors, which could lead to a reduction or interruption in the supply of materials and components used in manufacturing our products or increase the price of such materials or components. A reduction or interruption in the supply of materials and components used in manufacturing our products, an inability to timely develop and validate alternative sources if required or a significant increase in the price of such materials or components could adversely affect our results of operations and financial condition.

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

If we are unable to attract or retain key talent, it could have an adverse effect on our business, financial condition and results of operations.

In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees. Our business depends to a significant extent on the continued service of senior management and other key personnel, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that we will be successful in retaining and developing existing personnel or recruiting new personnel. The loss of one or more key employees, our ability to attract or develop additional qualified employees or any delay in hiring key personnel could have material adverse effects on our business, financial condition or results of operations. Additionally, the COVID-19 pandemic has given rise to conditions that have created a highly competitive environment for talent. A shortage of skilled labor could also require higher wages that would increase labor costs. Our ability to attract and retain key talent at all levels of our organization has been and could continue to be challenged by these conditions, and inability to attract and retain talent could result in material adverse impacts to our business and results of operations.

Legal and Regulatory Risk Factors

Healthcare policy changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and policy influences are leading the healthcare industry to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives aimed at limiting the growth of healthcare costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments, increasing price transparency and reforming healthcare delivery and payment structures, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to put increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our products and technologies generate favorable clinical outcomes, value and cost efficiency, while also being less invasive than alternatives, the resources and evidence necessary to demonstrate value to our customers, patients, payers and other stakeholders may be significant, and it may take a significant period of time to gain widespread adoption. Moreover, there can be no assurance that our strategies will succeed for every product.

We cannot predict the specific healthcare programs and regulations that will be ultimately implemented by various regional and national governments. However, any changes that lower reimbursements for either our products and/or procedures using our products reduce medical procedure volumes and/or increase cost containment pressures on us or others in the healthcare sector could adversely affect our business and results of operations.

We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with the new Medical Device Regulation (MDR or EU MDR) effective May 2021 which supersedes the Medical Device Directives. Medical devices which have a valid CE Certificate to the current Directives (issued before May 2021) can continue to be sold until the earlier of May 2024 or when the CE Certificate expires, providing there are no significant changes to the design or intended use. Updates to the legislative text of the EU MDR were adopted by the European Parliament and are currently being reviewed for adoption by the Council of the European Union, including an extension of the transitional period to 2027 for class IIb and III and 2028 for class I and IIa medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

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

Our global regulatory environment is becoming increasingly stringent and unpredictable, which could increase the time, cost and complexity of obtaining regulatory approvals, as well as the clinical and regulatory costs of supporting those approvals. Several countries that did not previously have regulatory requirements for medical devices have established such requirements in recent years and other countries have expanded on existing regulations. Certain regulators are exhibiting less flexibility and are requiring local preclinical and clinical data in addition to global data. While harmonization of global regulations has been pursued, requirements continue to differ significantly among countries. We expect this global regulatory environment will continue to evolve, which could impact our ability, or increase the time and cost, to obtain future approvals for our products.
The FDA and other worldwide regulatory agencies actively monitor compliance with local laws and regulations through review and inspection of design and manufacturing practices, recordkeeping, reporting of adverse events, labeling and promotional practices. The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA can take action against a company that promotes "off-label" uses. The FDA may also enjoin and restrain a company for certain violations of the FDC Act and other amending laws pertaining to medical devices, or initiate action for criminal prosecution of such violations. Any adverse regulatory action, depending on its magnitude, may restrict a company from effectively marketing and selling its products, may limit a company's ability to obtain future premarket clearances or approvals and could result in a substantial modification to our business practices and operations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements.
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

Changes in tax laws and regulations, or their interpretation and application, in the jurisdictions where we are subject to tax could materially impact our effective tax rate. The U.S. enacted the Tax Cuts and Jobs Act (TCJA) on December 22, 2017 and the Inflation Reduction Act on August 16, 2022. We expect the U.S. Treasury to issue future notices and regulations regarding the application and interpretation of these laws which could have a significant impact on our future results of operations as could interpretations made by the Company in the absence of regulatory guidance and judicial interpretations.

The Group of Twenty (G20), the Organization for Economic Co-operation and Development (OECD), the European Commission (EC) and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD/G20 Inclusive Framework (IF) on base erosion and profit shifting (BEPS) includes actions intended to equip governments with domestic and international rules and instruments to address tax avoidance, ensuring that profits are taxed where economic activities generating the profits are performed and where value is created. The actions include a two-pillar solution to address the tax challenges of the digitalized economy. Pillar One focuses on how profits are allocated between taxing jurisdictions and Pillar Two creates a 15% global minimum tax. On December 31, 2022 South Korea became the first country to enact Pillar Two into national law. On December 15, 2022, the Council of the (EU) European Union unanimously adopted a directive intended to provide EU member states a framework to implement the Pillar Two global minimum tax into their national laws by 2024. Additional countries including the United Kingdom and Japan are taking steps to implement Pillar Two into their national law. Currently, significant uncertainty exists regarding the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Accordingly, the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial position, results of operations, and cash flows.

The tax laws in the U.S. and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could have a material adverse effect on our business. Furthermore, changes in customs laws and regulations in the U.S. and various foreign jurisdictions could have a material impact on our results of operations or financial condition.

Our operations in Puerto Rico, Costa Rica and Malaysia presently benefit from various tax incentives and grants. Unless these incentives and grants are extended, they will expire between 2027 and 2034. If we are unable to renew, extend, or obtain new incentive and grants, the expiration of the existing incentives and grants could have a material impact on our financial results in future periods.

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
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

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

We are currently the subject of product liability litigation proceedings and other proceedings described in more detail under Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity. Additionally, we maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The fact that we do not maintain third-party insurance coverage for all categories of losses increases our exposure to unanticipated claims and adverse decisions and these losses could have a material adverse effect on our financial condition, results of operations or liquidity.
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

We rely on information technology (IT) and operational technology (OT) systems, including technology from third party vendors, manufacture and ship our products, as well as to process, transmit and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our IT systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Various other factors may also cause system failures or security breaches, including power outages, natural disasters, inadequate or ineffective backups, issues with upgrading or creating new systems or platforms, vulnerabilities in third-party software or services, errors by our staff or third-party service providers, or breaches in the security of these technologies. Malicious actors may attempt to trick staff to disclose information to gain access to our systems and/or data. If our incident response, disaster recovery, and business continuity plans fail, they could result in adverse impacts to our business operations and our financial results.

Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. In addition, third parties have and may continue to attempt to hack into our products to obtain data relating to patients, or alter the intended functionality of our medical devices, or disrupt performance of our products, or access our proprietary information and the technology from third party vendors that we rely upon may have defects or vulnerabilities which, in turn, create vulnerabilities or disruptions in our system. Cyber-attacks continue to evolve in complexity and scope, and inherently may be difficult to detect. We have seen, and could continue to see, software and supply-chain vulnerabilities and malware, which could affect our systems and the systems of our third-party vendors and business partners. Any failure by us to maintain or protect our IT or OT systems, products and data integrity, including from cyber-attacks, intrusions or other breaches, could result in outages or unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations, or, in the worst case, could result in harm to patients. In addition, such attackers may make demands for ransom, which could result in financial loss, or, if we determine not to pay such ransom, other harm, loss, or misappropriation of our data and assets. Such failure, or demonstration of vulnerability to such failure, may also result in additional regulatory scrutiny. We also grow our company through acquisitions and may face risks associated with defects and vulnerabilities in their systems as we work to integrate the acquisitions into our IT system.

In the U.S., federal and state privacy and security laws require certain parts of our operations to protect the confidentiality of personal information including patient medical records and other health information, and to comply with other requirements with respect to personal data. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU and, the General Data Protection Regulation (GDPR) may impose fines of up to four percent of our global revenue. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. We strive to meet the expectations of applicable regulations, however, there is no guarantee that we will avoid enforcement actions by governmental bodies or civil actions based on this growing body of regulations. Enforcement actions could be costly and interrupt regular operations of our business. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other healthcare professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

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
In recent years, there has been an increased focus from certain investors, customers, employees, and other stakeholders concerning corporate social responsibility and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, including carbon emissions and renewable energy goals, responsible sourcing, social investments and diversity, equity and inclusion. We may fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate social responsibility and sustainability matters, could have a material adverse impact on our future results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
Our world headquarters is located in the U.S, in Marlborough, Massachusetts, with principal regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2022, we maintained 15 principal manufacturing facilities, including eight in the U.S. and Puerto Rico, three in Ireland, two in Costa Rica, one in Malaysia, and one in Brazil, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions, and also perform research activities. Our products are distributed worldwide from primary customer fulfillment centers in Massachusetts, the Netherlands, Malaysia and Japan. The following is a summary of our facilities as of December 31, 2022 (in approximate square feet):

	Owned(1)	Leased(2)	Total
U.S.	4,043,041	1,038,419	5,081,460
International	2,424,123	2,026,634	4,450,757
	6,467,164	3,065,053	9,532,217
(1)    Includes our principal manufacturing facilities in Minnesota, Ireland, Puerto Rico and Coyol, Costa Rica, our manufacturing facility in Malaysia, our primary customer fulfillment centers in Massachusetts, the Netherlands, Malaysia and Japan, as well as our global headquarters located in Marlborough, Massachusetts.
(2)    Includes our principal manufacturing facilities in California, Indiana, Brazil and Heredia, Costa Rica, as well as our regional headquarters located in Singapore and Voisins-le-Bretonneux, France.

ITEM 3. LEGAL PROCEEDINGS
See Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-Kand incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common stock is traded is the New York Stock Exchange (NYSE) under the symbol “BSX.”
Holders of Record
As of January 31, 2023, there were 5,752 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2022, 2021 or 2020 on our common stock and currently we do not intend to pay cash dividends on our common stock. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" under Part III of this Annual Report on Form 10-K for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On December 14, 2020, our Board of Directors approved, and we announced, a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 Share Repurchase Program). We made no share repurchases in 2022 or 2021 and, as of December 31, 2022, had the full $1.000 billion remaining available under the 2020 Share Repurchase Program. Refer to Note J – Stockholders' Equity to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
There were no purchases of equity securities by the issuer or affiliated purchases in the fourth quarter of 2022, required to be reported here.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Healthcare Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2017 and that any dividends were reinvested.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Boston Scientific Corporation and its subsidiaries for the years ended December 31, 2022 and 2021. For a full understanding of our financial condition and results of operations, this discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
For additional information on our financial condition and results of operations for the year ended December 31, 2020, refer to our previously filed Annual Report on Form 10-K.
Economic Trends
Uncertainty around inflationary pressures, rising interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, as well as the tension between China/Taiwan, may create economic, supply chain, energy, and other challenges, which impact, and may in the future negatively impact our business. In particular, international conflicts may result in sanctions, tariffs, and other measures that restrict international trade and negatively affect our business operations and results. In 2022, we experienced increases in cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. In 2023, we expect the impact of macroeconomic and supply chain conditions on our business to be similar to 2022.

COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19, including all additional variations and strains thereof, a global pandemic (COVID-19 pandemic). Economic conditions created in part by the COVID-19 pandemic, have had, and may in the future have, a negative impact on our profitability. Further, the resurgence of COVID-19 infections and the emergence of new, more contagious variant strains of COVID-19, as well as staffing shortages within healthcare facilities, may negatively impact demand for our products, net sales, gross profit margin and operating expenses as a percentage of net sales. While the COVID-19 pandemic and related impacts may continue to negatively impact our performance to an extent, we continue to believe our long-term fundamentals remain strong and we intend to manage through these challenges with strategic focus and the winning spirit of our global team.

Executive Summary
Financial Highlights and Trends

In 2022, we generated net sales of $12.682 billion, compared to $11.888 billion in 2021. This increase of $794 million, or 6.7 percent, included operational1 growth of 11.1 percent and the negative impact of 440 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 8.7 percent in 2022 and the positive impact of 240 basis points from our acquisitions of Preventice Solutions, Inc. (Preventice), Farapulse, Inc. (Farapulse), the global surgical business of Lumenis, LTD (Lumenis) and Baylis Medical Company Inc. (Baylis Medical) for which there is less than a full period of comparable net sales. The increase in our net sales was primarily driven by recent acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution. Refer to the Business and Market Overview section for further discussion of our net sales by global business.

Our reported net income available to common stockholders in 2022 was $642 million, or $0.45 per diluted share. Our reported results for 2022 included certain charges and/or credits which are excluded by management for purposes of assessing operating performance, totaling $1.816 billion (after-tax), or $1.26 per diluted share. Excluding these items, adjusted net income available to common stockholders1 for 2022 was $2.459 billion, or $1.71 per diluted share.

Our reported net income available to common stockholders in 2021 was $985 million, or $0.69 per diluted share. Our reported results for 2021 included certain charges and/or credits which are excluded by management for purposes of assessing operating performance, totaling $1.351 billion (after-tax), or $0.94 per diluted share. Excluding these items, adjusted net income available to common stockholders1 for 2021 was $2.336 billion, or $1.63 per diluted share.

1 Operational net sales growth rates, which exclude the impact of foreign currency fluctuations, and other adjusted measures, including organic net sales, which exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.
2 Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(3)
Reported	$1,141	$443	$698	$(55)	$642	$0.45
Non-GAAP adjustments:
Amortization expense	803	(109)	694	—	694	0.48
Intangible asset impairment charges	132	(29)	102	—	102	0.07
Acquisition/divestiture-related net charges (credits)	285	53	338	—	338	0.24
Restructuring and restructuring-related net charges (credits)	110	(14)	96	—	96	0.07
Litigation-related net charges (credits)	173	(40)	133	—	133	0.09
Investment portfolio net losses (gains)	(30)	2	(28)	—	(28)	(0.02)
European Union (EU) Medical device regulation (MDR) implementation costs	71	(10)	62	—	62	0.04
Debt extinguishment charges	194	(45)	149	—	149	0.10
Deferred tax expenses (benefits)	—	140	140	—	140	0.10
Discrete tax items	—	129	129	—	129	0.09
Adjusted	$2,880	$366	$2,514	$(55)	$2,459	$1.71

	Year Ended December 31, 2021
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(3)
Reported	$1,076	$36	$1,041	$(55)	$985	$0.69
Non-GAAP adjustments:
Amortization expense	741	(65)	676	—	676	0.47
Intangible asset impairment charges	370	(51)	318	—	318	0.22
Acquisition/divestiture-related net charges (credits)	(450)	(2)	(453)	—	(453)	(0.32)
Restructuring and restructuring-related net charges (credits)	191	(22)	169	—	169	0.12
Litigation-related net charges (credits)	430	(98)	331	—	331	0.23
Investment portfolio net losses (gains)	181	(43)	137	—	137	0.10
European Union (EU) Medical device regulation (MDR) implementation costs	49	(4)	45	—	45	0.03
Deferred tax expenses (benefits)	—	132	132	—	132	0.09
Discrete tax items	—	(5)	(5)	—	(5)	(0.00)
Adjusted	$2,587	$196	$2,391	$(55)	$2,336	$1.63

(3) For 2022 and 2021, the effect of assuming the conversion of our Series A 5.5% Mandatory Convertible Preferred Stock (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating GAAP Net income (loss) available to common stockholders.

Business and Market Overview

In the first quarter of 2022, we reorganized our operational structure and have aggregated our core businesses, each of which generate revenues from the sale of medical devices into two reportable segments: MedSurg and Cardiovascular. Within the Cardiovascular segment, the newly formed Cardiology division represents the combined former Rhythm Management and Interventional Cardiology divisions. We have revised prior periods to conform to the current year presentation. The following section describes our results of operations by reportable segment and business unit. For additional information on our businesses and their product offerings, see Item 1. Business of this Annual Report on Form 10-K.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal and pulmonary conditions with innovative, less invasive technologies. Net sales of Endoscopy products of $2.221 billion represented 18 percent of our consolidated net sales in 2022. Endoscopy net sales increased $80 million, or 3.7 percent, in 2022 compared to 2021. This increase included operational net sales growth of 8.1 percent and the negative impact of 440 basis points from foreign currency fluctuations. These year-over-year changes were primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System and our single-use imaging franchise, including our EXALT™ D Single-use Duodenoscope, as well as our infection prevention and hemostasis franchises.

Urology

Our Urology business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $1.773 billion represented 14 percent of our consolidated net sales in 2022. Urology net sales increased $190 million, or 12.0 percent, in 2022 compared to 2021. This increase included operational net sales growth of 14.9 percent and the negative impact of 290 basis points from foreign currency fluctuations.

Operational net sales growth included organic net sales growth of 9.7 percent in 2022 and the positive impact of 530 basis points from our acquisition of Lumenis in the third quarter of 2021. Organic net sales growth was driven by our stone management franchise led by our LithoVue™ System, our prosthetic urology franchise and our prostate health franchise led by our Rezum™ System and SpaceOAR™ Hydrogel.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $917 million represented seven percent of our consolidated net sales in 2022. Neuromodulation net sales increased $8 million, or less than one percent, in 2022 compared to 2021. This increase included operational net sales growth of 3.5 percent and the negative impact of 260 basis points from foreign currency fluctuations. Operational net sales performance reflects growth within our spinal cord stimulation (SCS) franchise driven by our WaveWriter Alpha™ SCS System, strong procedural volumes of our Vercise Genus™ DBS systems as well as the recent launch of the Vercise™ 2-in-1 lead extension, largely offset by the impact of reimbursement challenges in the U.S. related to our Vertiflex Superion™ Indirect Decompression System.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $5.932 billion represented 47 percent of our consolidated net sales in 2022. Cardiology net sales increased $510 million, or 9.4 percent, in 2022 compared to 2021. This increase included operational net sales growth of 14.5 percent and the negative impact of 510 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 10.4 percent in 2022 and the positive impact of 400 basis points from our acquisitions of Preventice, Farapulse and Baylis Medical in the first and third quarter of 2021 and the first quarter of 2022, respectively.

Organic sales growth was primarily driven by continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN™ FLX LAAC Device, as well as performance of our cardiac diagnostics franchise, POLARx™ and Farapulse™ ablation systems and percutaneous coronary intervention guidance franchises.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $1.899 billion represented 15 percent of our consolidated net sales in 2022. Peripheral Interventions net sales increased $79 million, or 4.4 percent, in 2022 compared to 2021. This increase included operational net sales growth of 9.1 percent and the negative impact of 480 basis points from foreign currency fluctuations.

Operational net sales growth was primarily driven by our Ranger™ Drug-Coated Balloon and Eluvia™ Drug-Eluting Stent System, as well as our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres.

Emerging Markets

As part of our strategic imperative to drive global expansion, we seek to grow net sales and market share by expanding our global presence, including in Emerging Markets. We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, which currently include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Türkiye and Vietnam. Our Emerging Markets net sales represented 14 percent of our consolidated net sales in 2022 and 12 percent in 2021. In 2022, our Emerging Markets net sales grew 20.0 percent on a reported basis including operational net sales growth of 29.3 percent and the negative impact of 930 basis points from foreign currency fluctuations, compared to 2021. Operational net sales growth was driven primarily by growth in China and India as we continued to focus on globalization and execute new product launches.

Results of Operations
Net Sales
The following table provides our net sales by reportable segment and business unit, and the relative change in growth on a reported basis:

	Year Ended December 31,			2022 versus 2021	2021 versus 2020
(in millions)	2022	2021	2020
Endoscopy	$2,221	$2,141	$1,780	3.7%	20.3%
Urology	1,773	1,583	1,286	12.0%	23.1%
Neuromodulation	917	909	761	0.9%	19.5%
MedSurg	4,911	4,633	3,827	6.0%	21.0%
Cardiology	5,932	5,422	4,290	9.4%	26.4%
Peripheral Interventions	1,899	1,820	1,577	4.4%	15.4%
Cardiovascular	7,831	7,242	5,866	8.1%	23.4%
	12,742	11,875	9,694	7.3%	22.5%
Other(4)	(60)	13	219	(+100.0)%	(93.9)%
Net Sales	$12,682	$11,888	$9,913	6.7%	19.9%
(4) In 2022, amounts reflect sales reserves established for Italian government payback provisions, not allocated to reportable segments, which are being disputed in the Italian court system. In 2021 and 2020, amounts relate to our Specialty Pharmaceuticals business. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

Refer to Executive Summary for further discussion of our net sales and a comparison of our 2022 and 2021 net sales.

In 2021, we generated net sales of $11.888 billion compared to $9.913 billion in 2020. This increase of $1.975 billion, or 19.9 percent, included operational growth of 18.7 percent and the positive impact of 130 basis points from foreign currency fluctuations. Operational net sales included $212 million in 2021 associated with our acquisitions of Preventice, Farapulse and Lumenis, for which there was less than a full prior period of comparable net sales. Operational net sales also included $202 million in 2020 associated with our intrauterine health franchise and the Specialty Pharmaceuticals business, divested in the second quarter of 2020 and first quarter of 2021, respectively. The increase in our 2021 net sales was primarily driven by the recovery of elective and semi-emergent procedure volumes compared to 2020 when the COVID-19 pandemic had a more significant impact on our net sales.

Gross Profit
Our gross profit was $8.727 billion in 2022 and $8.177 billion in 2021. As a percentage of net sales, our gross profit remained flat at 68.8 percent in 2022 compared to 2021. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Gross Profit Margin
Year Ended December 31, 2020	65.0%
Sales pricing, volume and mix	1.2%
Abnormal production variances	1.3%
LOTUS Edge™ discontinuation	0.9%
Net impact of foreign currency fluctuations	(0.3)%
All other, including other period expense	0.7%
Year Ended December 31, 2021	68.8%
Manufacturing and supply costs	(0.6)%
Net impact of foreign currency fluctuations	1.3%
Sales pricing, volume and mix	(0.2)%
All other, including other period expense	(0.5)%
Year Ended December 31, 2022	68.8%

Our gross profit margin for 2022 was flat compared to 2021. Global supply chain disruption drove increased manufacturing and supply costs, including inflation on costs of certain raw materials and components, direct labor and freight, as well as inefficiencies in our manufacturing plants due to constraints in material availability. The negative impact on our gross profit margin due to global supply chain disruption was offset by foreign currency fluctuations that drove gains on our foreign currency hedging contracts.

The primary factors contributing to the increase in our gross profit margin for 2021 compared to 2020 were higher sales volumes and favorable product mix associated with the resumption of the procedures using higher-margin products following reduced elective procedure volumes due to the COVID-19 pandemic. In addition, our gross profit margin in 2020 was negatively impacted by abnormal production variances attributable to manufacturing plant shut-downs, inventory charges related to the discontinuation of our LOTUS platform and sales return reserves due to our WATCHMAN FLX™ consignment conversion. These improvements were partially offset by price declines related primarily to sales of our coronary drug-eluting stent systems and foreign currency fluctuations. In addition, macro-environment factors negatively impacted our gross profit margin, including the cost of operating manufacturing plants with COVID-19 specific health and safety measures and increases in costs of certain raw materials, direct labor and freight.

EU MDR Implementation Costs

The European Union Medical Device Regulation (EU MDR) replaced the existing European Medical Devices Directive (MDD) and Active Implantable Medical Device Directive (AIMDD) regulatory frameworks, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). Updates to the legislative text of the EU MDR were adopted by the European Parliament and are currently being reviewed for adoption by the Council of the European Union, including an extension of the transitional period to 2027 for class IIb and III and 2028 for class I and IIa medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021).

We began our implementation efforts in late 2019 and have incurred cumulative expenses of $245 million through December 31, 2022, which are primarily being recorded within Cost of product sold. We expect to incur total expenses of approximately $400 million to $450 million over the transition period.

Operating Expenses
The following table provides a summary of our key operating expenses:

	Year Ended December 31,
	2022		2021		2020
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$4,520	35.6%	$4,359	36.7%	$3,787	38.2%
Research and development expenses	1,323	10.4%	1,204	10.1%	1,143	11.5%

Selling, General and Administrative (SG&A) Expenses

In 2022, our SG&A expenses increased $161 million, or 4 percent compared to 2021 and were 100 basis points lower as a percentage of net sales. The increase in SG&A expenses was due primarily to higher selling costs driven by higher global net sales.

In 2021, our SG&A expenses increased $572 million, or 15 percent compared to 2020 and were 150 basis points lower as a percentage of net sales. The increase in SG&A expenses was primarily due to higher selling costs driven by higher global net sales and the targeted lifting of spending controls implemented in 2020 in response to the then escalating COVID-19 pandemic. In addition, SG&A expenses in 2021 were further impacted by higher restructuring-related spend and acquisition-related costs.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses. In 2022, our R&D expenses increased $119 million, or 10 percent compared to 2021, and were 30 basis points higher as a percentage of net sales as a result of targeted investments across our businesses. We expect to continue to make investments in clinical trials and innovative technologies to maintain a pipeline of new products that we believe will address unmet clinical needs and contribute to profitable sales growth.

In 2021, our R&D expenses increased $61 million, or 5 percent compared to 2020, and were 140 basis points lower as a percentage of sales, as a result of investments across our business.

Other Operating Expenses
The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

Our amortization expense relates to intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents. In 2022, Amortization expense increased $62 million, or 8 percent, as compared to 2021. The increase was driven by the addition of amortizable intangible assets associated with recent acquisitions. In 2021, Amortization expense decreased $48 million, or 6 percent, as compared to 2020. The decrease was driven by the divestiture of the Specialty Pharmaceuticals business, partially offset by the addition of amortizable intangible assets associated with recent acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $132 million in 2022 and $370 million in 2021. The impairment charges recorded in 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc., which is now part of our Neuromodulation business, resulting from lower revenue projections due to reimbursement challenges. The impairment charges recorded in 2021 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of VENITI, Inc., which is now part of our Peripheral Interventions business. These charges resulted from management’s decision to discontinue commercialization of the VICI VENOUS STENT™ System following a voluntary recall, due to cost to remediate and time to return to market. In addition, during 2021, we impaired the IPR&D assets established in connection with our acquisition of Millipede, Inc. which is now part of our Cardiology business. The charges resulted from the cancellation of the mitral valve IPR&D program due to the incremental time and cost required to complete the program and bring the technology to market.

Refer to Critical Accounting Estimates for a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $35 million in 2022 and net benefits of $136 million in 2021. In 2022, the net charges related to an increase in expected revenue-based payments as a result of over-achievement of net sales performance, primarily related to our 2021 acquisition of Farapulse. This increase was partially offset by a reduction in the contingent consideration liability for certain acquisitions for which we reduced the probability of achievement of associated regulatory and commercialization-based milestones upon which payment is conditioned. In 2021, the net benefits related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, for milestones that would not be achieved due to management's discontinuation of the associated R&D program. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details related to our contingent consideration arrangements.

Restructuring and Restructuring-related Net Charges

On November 15, 2018, our Board of Directors approved, and we committed to, a global restructuring program (the 2019 Restructuring Plan). The 2019 Restructuring Plan was intended to support our effort to improve operating performance and meet anticipated market demands by ensuring that we were appropriately structured and resourced to deliver sustainable value to patients and customers. Key activities under the 2019 Restructuring Plan included supply chain network optimization intended to maximize our global manufacturing and distribution network capacity and building functional capabilities to support business growth. These activities were initiated in 2019 and substantially completed in 2022, following a one-year extension and expansion approved by our Board of Directors on February 22, 2021.

The following table provides a summary of cumulative pre-tax charges associated with the 2019 Restructuring Plan, by major type of cost, of which approximately $404 million resulted in cash outlays:

Type of Cost (in millions)	Total Amount Incurred
Restructuring charges:
Termination benefits	$73
Other(1)	54
Restructuring-related expenses:
Transfer costs	232
Other(2)	102
$461
(1)    Consists primarily of consulting fees and costs associated with contractual cancellations.
(2)    Comprised of other costs directly related to the restructuring program, including program management, accelerated depreciation, fixed asset write-offs, and costs to transfer product lines among facilities.

We recorded restructuring charges pursuant to FASB ASC Topic 420, Exit or Disposal Cost Obligations related to the 2019 Restructuring Plan of $24 million in 2022, $38 million in 2021, and $32 million in 2020. In addition, we recorded restructuring-related charges within Cost of products sold, Selling, general and administrative expenses, and Research and development expenses of $86 million in 2022, $134 million in 2021, and $84 million in 2020 associated with activities under the 2019 Restructuring Plan.

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program. For additional information, refer to “2023 Restructuring Plan” under the heading Liquidity and Capital Resources below.

LOTUS Discontinuation

On November 17, 2020, we announced a global, voluntary recall of all unused inventory of our LOTUS Edge™ Aortic Valve System, and our decision to retire the entire LOTUS™ Valve platform. We recorded restructuring and restructuring-related net charges associated with the product discontinuation of $20 million in 2021 and $55 million in 2020. The restructuring activities were completed in 2021 and resulted in total pre-tax restructuring and restructuring-related net charges of approximately $75 million.

In addition, during 2020 we recorded $119 million of inventory charges within Cost of products sold and $8 million of Intangible asset impairment charges associated with the product discontinuation.

Litigation-related Net Charges (Credits)

We recorded litigation-related net charges of $173 million in 2022 and $430 million in 2021, primarily related to ongoing litigation associated with our transvaginal surgical mesh products principally in the U.S. and Australia, as well as costs associated with certain other legal matters. We increased the accrual associated with transvaginal mesh claims to account for changes in our estimates regarding settlement and litigation activity.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit agreements. Refer to Note I – Commitments and Contingencies to our consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional discussion of our material legal proceedings

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Year Ended December 31,
	2022	2021	2020
Interest expense	$(470)	$(341)	$(361)
Weighted average borrowing rate	5.0%	3.6%	3.6%
Interest expense and our average borrowing rate increased in 2022, compared to the prior year, primarily due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs. As of December 31, 2022, the weighted average borrowing rate associated with our outstanding senior notes was 2.6 percent. Refer to Liquidity and Capital Resources, as well as Note D – Hedging Activities and Fair Value Measurements and Note E – Contractual Obligations and Commitments to our consolidated financial statements contained in Item 8. of this Annual Report on Form 10-K for information regarding our debt obligations.
Other, net
The following are the components of Other, net:

	Year Ended December 31,
(in millions)	2022	2021	2020
Interest income	$10	$4	$3
Net foreign currency gain (loss)	(31)	(27)	(32)
Net gains (losses) on investments	(1)	250	383
Other income (expense), net	(16)	(9)	7
	$(38)	$218	$362

In 2021, in connection with our acquisitions of Farapulse, Preventice and Devoro Medical, Inc. we remeasured the fair value of our previously-held interests in the acquired companies, which resulted in $475 million of gains recognized in Other, net. In addition, we recorded a loss of $178 million in 2021 and a gain of $363 million in 2020 on our investment in Pulmonx

Corporation (Pulmonx) presented in Other, net associated with the remeasurement of our investment to fair value based on observable market prices, as well as the disposition of our remaining ownership.

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

Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2022	2021	2020
Reported tax rate	38.9%	3.3%	2.9%
Impact of certain receipts/charges(1)	(19.1)%	13.0%	8.3%
	19.8%	16.3%	11.2%
(1)    These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2022 compared to 2021, relates primarily to the jurisdictional mix of earnings and the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These receipts and charges include intangible asset impairment charges, acquisition/divestiture-related net charges, restructuring and restructuring-related net charges, litigation-related net charges, debt extinguishment net charges, as well as certain discrete tax items primarily related to restructuring activities, and tax windfall benefits associated with share-based payments.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted into law by the U.S. government and includes a new corporate alternative minimum tax of 15 percent on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. Additionally, the Inflation Reduction Act imposes a 1 percent excise tax on the fair market value of net corporate stock repurchases. These provisions are effective beginning in 2023.

See Note H – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details on our tax rate.

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

As of December 31, 2022, we had $928 million of unrestricted Cash and cash equivalents on hand, comprised of $673 million invested in money market funds and time deposits and $256 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility or our commercial paper program as of December 31, 2022, resulting in an additional $2.220 billion of available liquidity. In anticipation of our purchase of a majority stake in Acotec Scientific Holdings Limited (Acotec), a Chinese medical technology company, which closed on February 20, 2023, we reserved approximately $530 million of our borrowing capacity under the 2021 Revolving Credit Facility in the fourth quarter of 2022 as proof of funds, as required by Hong Kong guidelines. We funded the acquisition using cash on hand and, as a result, have full borrowing capacity under the 2021 Revolving Credit Facility as of the date of filing of this Annual Report on Form 10-K.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, which is incorporated herein by reference.
The following provides a summary and description of our net cash inflows (outflows):

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash provided by (used for) operating activities	$1,526	$1,870	$1,508
Cash provided by (used for) investing activities	(2,011)	(1,597)	(411)
Cash provided by (used for) financing activities	(548)	(95)	293
Operating Activities
In 2022, cash provided by (used for) operating activities decreased $344 million compared to 2021. This decrease was primarily due to changes in working capital, including higher levels of inventory and accounts receivable. In 2021, cash provided by operating activities increased $362 million compared to 2020. This increase was primarily due to comparatively higher net sales and operating income compared to the prior year.

Cash provided by (used for) operating activities included litigation-related payments of $282 million in 2022, $441 million in 2021 and $420 million in 2020, related primarily to transvaginal mesh litigation.
Investing Activities
In 2022, cash provided by (used for) investing activities primarily included net cash payments of $1.542 billion for the acquisitions of Baylis Medical and Obsidio, Inc, as well as Purchases of property, plant and equipment and internal use software of $588 million partially offset by Proceeds from settlements of hedge contracts of $56 million and Proceeds from royalty rights of $70 million.

In 2021, cash provided by (used for) investing activities primarily included payments of $2.258 billion for the acquisitions of Preventice, Lumenis, Farapulse and Devoro and Purchases of property, plant and equipment and internal use software of $554 million, partially offset by proceeds of $826 million from the divestiture of the Specialty Pharmaceuticals business and net Proceeds from investments and acquisitions of certain technologies of $279 million primarily from the disposition of our shares in Pulmonx.
Financing Activities
During the second quarter of 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. For more information, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Cash provided by (used for) financing activities in 2022 also included Payments of contingent consideration previously established in purchase accounting of $335 million as well as Payments on short-term borrowings of $250 million.
In 2021, cash provided by (used for) financing activities primarily included Payments for royalty rights of $85 million and Cash dividends paid on preferred stock of $55 million, partially offset by Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans of $110 million.
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

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	December 31, 2022	December 31, 2021
Current debt obligations	$20	$261
Long-term debt	8,915	$8,804
Total debt	$8,935	$9,065

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	December 31, 2022	December 31, 2021
Fixed-rate debt instruments	$8,910	$9,048
Variable rate debt instruments	25	17
Total debt	$8,935	$9,065

As of December 31, 2022, we were in compliance with the financial covenant required by the credit facilities described above. For additional details related to our debt obligations, including our financial covenant requirements, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Equity

During 2022 we received $136 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, compared to $110 million in 2021. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. Stock-based compensation expense related to our stock ownership plans was $220 million in 2022 and $194 million in 2021. Stock-based compensation expense varies from period to period based upon, among other factors, the timing, number and fair value of awards granted during the period, forfeiture levels related to unvested awards and employee contributions to our employee stock purchase plan, as well as the retirement eligibility of stock award recipients.

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock during 2022 or 2021, and had the full amount available under the authorization as of December 31, 2022. There were approximately 263 million shares in treasury as of December 31, 2022 and 2021.

Contractual Obligations and Commitments

(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Debt obligations(1)	$—	$504	$1,567	$255	$960	$5,700	$8,986
Interest payments(2)	240	231	217	198	192	1,587	2,664
Lease obligations	80	66	55	43	34	214	492
Purchase obligations(2)	755	119	71	35	19	21	1,021
Legal reserves(3)	231	—	—	—	—	—	231
One-time transition tax	122	117	146	—	—	—	386
	$1,428	$1,037	$2,056	$531	$1,205	$7,522	$13,780
(1) Debt obligations are comprised of our senior notes outstanding as of December 31, 2022. This does not include unamortized debt issuance discounts, deferred financing costs and gain on fair value hedges or finance lease obligations. Refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
(2) In accordance with U.S. GAAP, these obligations relate primarily to expenses associated with future periods and, with the exception of accrued interest, are not reflected in our consolidated balance sheet as of December 31, 2022. Interest payments included above are calculated based on rates and required fees applicable to our outstanding debt obligations as of December 31, 2022 described in Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Interest payments above do not include interest on variable rate debt instruments.
(3)    Timing of payment for our long-term liability for legal matters that are probable and estimable as of December 31, 2022 is uncertain and as such it is excluded from the table above. Refer to Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

The amounts in the table above with respect to purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. The table above does not include:

•Any future obligations to make payments of contingent consideration pursuant to certain of our acquisition agreements, due to the exact amount and timing of payments being uncertain. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Unrecognized tax benefits, accrued interest and penalties and other related items because the timing of their future cash settlement is uncertain. Refer to Note H – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Acquired IPR&D projects that require future funding to complete. We estimate that the total remaining cost to complete acquired IPR&D projects is between $55 million and $65 million. Net cash inflows from the projects currently in development are expected to continue through 2039, following the respective launches of these technologies in the U.S. and Europe. Certain of our acquisitions also involve the potential payment of contingent consideration, but the timing and amounts are uncertain. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Holders of our MCPS will be entitled to receive, when, as and if declared by our Board of Directors, or an authorized committee thereof, out of funds legally available for payment, cumulative dividends at the annual rate of 5.50% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of common stock or any combination of cash and shares of common stock, at our election; provided, however, that any unpaid dividends on the MCPS will continue to accumulate as described in the Certificate of Designations,

•The definitive agreement, entered into on June 15, 2022, with Synergy Innovation Co, Ltd, to purchase its majority stake of M.I. Tech Co., Ltd., (M.I. Tech) for approximately $230 million, which we are working towards closing during the second quarter of 2023, and the definitive agreement, entered into on November 29, 2022, to acquire 100 percent of the fully diluted equity of Apollo Endosurgery, Inc. for approximately $615 million, which is expected to close during the first half of 2023, subject to customary closing conditions. Additionally, on February 20, 2023, we completed the acquisition of a majority stake in Acotec for approximately $520 million using cash on hand. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

2023 Restructuring Plan

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan). The 2023 Restructuring Plan is intended to meet evolving global market demands and conditions by ensuring that we are structured and resourced to support our strategic imperatives and deliver sustainable value.

The 2023 Restructuring Plan will further build on our Global Supply Chain Optimization strategy, which is intended to simplify our manufacturing and distribution network by transferring certain production lines among facilities and expand operational efficiencies and resiliency. Key activities under the 2023 Restructuring Plan will also include optimizing certain functional capabilities to better support business growth and achieve cost synergies. These activities are expected to be initiated in the first quarter of 2023, and substantially completed by the end of 2025.

While we expect limited role reductions as a result of these restructuring activities, we anticipate that our overall employee base will remain relatively unchanged upon completion of the 2023 Restructuring Plan as new jobs are created in areas of growth and resources are deployed to support an expanding portfolio and growing global market needs.

The implementation of the 2023 Restructuring Plan is estimated to result in total pre-tax charges of approximately $450 million to $550 million, of which approximately $350 million to $450 million is expected to result in future cash outlays, and reduce gross annual pre-tax expenses by approximately $225 million to $275 million by the end of 2025 as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. The following table provides a summary of our estimates of total pre-tax charges associated with the 2023 Restructuring Plan by major type of cost:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits(1)	$60	-	$80
Other(2)	40	-	60
Restructuring-related expenses:
Transfer costs	250	-	280
Other(3)	100	-	130
	$450	-	$550
(1)    Plans detailing specific employee impacts will be developed for each affected region and business, working with employee representative bodies where required under local laws.
(2)    Consists primarily of consulting fees and costs associated with contractual cancellations.
(3)    Comprised of other costs directly related to the restructuring program, including program management, accelerated depreciation, fixed asset write-offs, and costs to transfer product lines among facilities.

Legal Matters

For a discussion of our material legal proceedings see Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP.
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Inventory Provisions, Valuation of Intangible Assets and Contingent Consideration Liability, Goodwill Valuation, Legal and Product Liability Accruals and Income Taxes.
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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2022 annual impairment assessment, following the reorganization of our operational structure in the first quarter of 2022, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and

Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit.

In performing annual impairment assessments, when a quantitative test is performed, we typically use only the income approach, specifically the Discounted Cash Flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. We historically selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures the fair value of our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach.

In applying the income approach, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our Discounted Cash Flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk-adjusted weighted average cost of capital as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.

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

Future events that could have a negative impact on the levels of excess fair value over carrying value of our reporting units include, but are not limited to, the following:

•decreases in estimated market sizes or market growth rates due to greater-than-expected declines in procedural volumes, inclusive of those resulting from macroeconomic conditions, including inflationary pricing pressures and reductions in reimbursement levels,

•declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new and next-generation products and technology features in line with our commercialization strategies and market and/or regulatory conditions that may cause significant launch delays or product actions,

•decreases in our forecasted profitability due to an inability to implement successfully and achieve timely and sustainable cost improvement measures consistent with our expectations,

•negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products,

•the level of success of ongoing and future research and development efforts, including those related to acquisitions and increases in the research and development costs necessary to obtain regulatory approvals and launch new products,

•the level of success in managing the growth of acquired companies, achieving sustained profitability consistent with our expectations, establishing government and third-party payer reimbursement, supplying the market and increases in the costs and time necessary to integrate acquired businesses into our operations successfully,

•changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses and

•increases in our market-participant risk-adjusted weighted average cost of capital and increases in our market-participant tax rate and/or changes in tax laws or macroeconomic conditions.

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

New Accounting Pronouncements
Refer to Note P – New Accounting Pronouncements to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on standards implemented during 2022 and standards to be implemented in future periods.
Additional Information

Corporate Sustainability

Our sustainable environmental, social and governance practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Steering Committee, our Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. In addition, our Executive Committee performance is measured, among other things, against global gender and U.S. (inclusive of Puerto Rico) multicultural goals and performance against annual renewable electricity and carbon emissions goals.

We are also making measurable progress toward shaping a better future for our planet by proactively addressing energy consumption, carbon emissions and waste management. We have committed to a goal of carbon neutrality for Scope 1 and Scope 2 carbon emissions in our manufacturing and key distribution sites by 2030. Our Global Real Estate, Facilities, Environment, Health & Safety function is responsible for rigorously measuring, assessing and reporting progress toward these goals globally. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed. Our Global Headquarters and U.S. distribution center in Massachusetts, and our manufacturing plants in Dorado, Puerto Rico and Coyol, Costa Rica all utilize solar energy from on-site installations. Our goal is to fully source or generate electricity from renewable sources by 2024, and by 2027, our goal is that 90 percent of all energy used across our manufacturing and key distribution sites, will be from renewable sources, representing an important milestone toward our 2030 carbon neutrality commitment.

In 2022, we obtained additional ISO 50001:2018 - Energy Management Systems certification for our manufacturing plants in Maple Grove and Arden Hills, Minnesota and in Dorado, Puerto Rico. This brings the total number of ISO 50001:2018 certified sites in our global network to twelve. We have also obtained ISO 14001:2015 - Environment Management Systems certification at our major manufacturing plants and Tier 1 distribution centers around the world, as well as our Global Headquarters. These are globally recognized standards for employee Energy and Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key energy and environmental aspects associated with our business. Using these management systems and the specific attributes of our certified locations, we continue to improve our energy and environmental performance. We also have 12 Leadership in Energy and Environmental Design (LEED) certified buildings on campuses in the U.S., Latin America, Europe and Asia. LEED is an internationally recognized certification program that seeks to ensure the mindful development, construction and maintenance of buildings in a way that benefits occupants and the environment by reducing waste and conserving resources.

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

International conflicts, including, but not limited to the Russia/Ukraine war and tension between China/Taiwan, have heightened cybersecurity risks on a global basis. While there is significant uncertainty around implications of cybersecurity attacks resulting from such conflicts, we have taken steps to better understand our readiness, including the resilience of our critical business functions, with the goal of reducing the impact if such an event were to occur.
Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share (EPS) that exclude certain charges (credits); operational net sales, which exclude the impact of foreign currency fluctuations; and organic net sales, which exclude the impact of foreign currency fluctuations as well as the impact of certain acquisitions and divestitures with less than a full period of comparable net sales. These non-GAAP financial measures are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) available to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income and GAAP net income available to common stockholders, which include amortization expense, goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio gains and losses, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment charges, deferred tax expenses (benefits) and discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate."

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

To calculate organic net sales growth rates, we also remove the impact of acquisitions and divestitures with less than a full period of comparable net sales. The GAAP financial measure most directly comparable to operational net sales and organic net sales is net sales reported on a GAAP basis.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) available to common stockholders adjusted net income (loss) per share, operational and organic net sales growth rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

Adjusted Net Income (loss), Adjusted Net Income (loss) Available to Common Stockholders and Adjusted Net Income (loss) per Share

•Amortization expense - We record intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents at historical cost and amortize them over their estimated useful lives. Amortization expense is excluded from management's assessment of operating performance due to its non-cash nature and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

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

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent severance and other compensation-related charges, fixed asset write-offs, contract cancellations, project management fees, facility shut down costs, costs to transfer manufacturing lines between geographically dispersed facilities and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring initiatives take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring initiatives typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. In addition, during the fourth quarter of 2020 and first half of 2021, we incurred restructuring and restructuring-related net charges associated with management’s decision to retire the LOTUS platform. These restructuring plans are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

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

•EU MDR implementation costs - These adjustments represent certain incremental costs specific to complying with new regulatory requirements in the EU. EU MDR replaced the existing European Medical Devices Directive (MDD) regulatory framework, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new product registrations and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). Updates to the legislative text of the EU MDR were adopted by the European Parliament and are currently being reviewed for adoption by the Council of the European Union, including an extension of the transitional period to 2027 for class IIb and III and 2028 for class I and IIa medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). We expect to incur significant expenditures in connection with the adoption of the EU MDR requirements and we consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, these expenditures are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance.

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

Organic Net Sales

•Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

In accordance with the SEC Staff 's interpretive guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business's internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. As such, we have excluded Baylis Medical Company Inc., acquired on February 14, 2022, from our annual assessment of internal controls over financial reporting as of December 31, 2022. This business represented less than one percent of total assets as of December 31, 2022 and approximately one percent of net sales for the year then ended.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Boston Scientific Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Boston Scientific Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Baylis Medical Company Inc., which is included in the 2022 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2022 and approximately 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Baylis Medical Company Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily manufacturing operations outside the U.S.) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $7.324 billion as of December 31, 2022 and $8.381 billion as of December 31, 2021. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $208 million as of December 31, 2022 compared to $298 million as of December 31, 2021. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $254 million as of December 31, 2022 compared to $364 million as of December 31, 2021. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our earnings.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2022 and December 31, 2021. As of December 31, 2022, $8.986 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of December 31, 2022, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
As disclosed in Note B to the consolidated financial statements, during 2022, the Company completed the acquisition of Baylis Medical Company Inc. for a purchase price of $1.46 billion, net of cash acquired. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimation required by management to determine the fair value of identified intangible assets, which totaled $657 million and principally consisted of developed technology. A significant emphasis is placed on the appropriateness of the estimates used by management to determine the fair value of acquired intangible assets due to the sensitivity of the respective fair values to the underlying assumptions. The Company used an income approach to measure the technology-related intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, estimates of technological obsolescence, operating profit margin and market participant synergies. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. For example, we tested controls over the identification and valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates. We read the purchase agreement, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; and (3) goodwill measured as a residual.

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
February 23, 2023

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net sales	$12,682	$11,888	$9,913
Cost of products sold	3,956	3,711	3,465
Gross profit	8,727	8,177	6,448

Operating expenses:
Selling, general and administrative expenses	4,520	4,359	3,787
Research and development expenses	1,323	1,204	1,143
Royalty expense	47	49	45
Amortization expense	803	741	789
Goodwill impairment charges	—	—	73
Intangible asset impairment charges	132	370	460
Contingent consideration net expense (benefit)	35	(136)	(100)
Restructuring net charges (credits)	24	40	52
Litigation-related net charges (credits)	173	430	278
Loss (gain) on disposal of businesses and assets	22	(78)	—
	7,078	6,978	6,528
Operating income (loss)	1,649	1,199	(80)

Other income (expense):
Interest expense	(470)	(341)	(361)
Other, net	(38)	218	362
Income (loss) before income taxes	1,141	1,076	(79)
Income tax expense (benefit)	443	36	2
Net income (loss)	698	1,041	(82)
Preferred stock dividends	(55)	(55)	(33)
Net income (loss) available to common stockholders	$642	$985	$(115)

Net income (loss) per common share — basic	$0.45	$0.69	$(0.08)
Net income (loss) per common share — assuming dilution	$0.45	$0.69	$(0.08)

Weighted-average shares outstanding
Basic	1,430.5	1,422.3	1,416.7
Assuming dilution	1,439.7	1,433.8	1,416.7

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$698	$1,041	$(82)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(94)	(125)	76
Net change in derivative financial instruments	63	170	(137)
Net change in defined benefit pensions and other items	37	11	(1)
Total other comprehensive income (loss)	6	56	(63)
Total comprehensive income (loss)	$704	$1,096	$(145)

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$928	$1,925
Trade accounts receivable, net	1,970	1,778
Inventories	1,867	1,610
Prepaid income taxes	264	205
Other current assets	731	799
Total current assets	5,760	6,317
Property, plant and equipment, net	2,446	2,252
Goodwill	12,920	11,988
Other intangible assets, net	5,902	6,121
Deferred tax assets	3,942	4,142
Other long-term assets	1,500	1,410
TOTAL ASSETS	$32,469	$32,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$20	$261
Accounts payable	862	794
Accrued expenses	2,160	2,436
Other current liabilities	761	783
Total current liabilities	3,803	4,274
Long-term debt	8,915	8,804
Deferred tax liabilities	144	310
Other long-term liabilities	2,035	2,220

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares; issued 10,062,500 shares as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares; issued 1,696,633,993 shares as of December 31, 2022 and 1,688,810,052 shares as of December 31, 2021	17	17
Treasury stock, at cost - 263,289,848 shares as of December 31, 2022 and 2021	(2,251)	(2,251)
Additional paid-in capital	20,289	19,986
Accumulated deficit	(750)	(1,392)
Accumulated other comprehensive income (loss), net of tax:	269	263
Total stockholders’ equity	17,573	16,622
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,469	$32,229

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
(in millions, except share data)	2022	2021	2020
Preferred stock shares outstanding
Beginning	10,062,500	10,062,500	—
Preferred stock issuance	—	—	10,062,500
Ending	10,062,500	10,062,500	10,062,500
Common stock shares outstanding
Beginning	1,688,810,052	1,679,911,918	1,642,488,911
Common stock issuance	—	—	29,382,500
Stock-based compensation	7,823,941	8,898,134	8,040,507
Ending	1,696,633,993	1,688,810,052	1,679,911,918

Preferred stock
Beginning	$—	$—	$—
Preferred stock issuance	—	—	—
Ending	—	$—	—
Common stock
Beginning	$17	$17	$16
Common stock issuance	—	—	—
Stock-based compensation	—	—	—
Ending	$17	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)	$(1,717)
Repurchase of common stock	—	—	(535)
Ending	$(2,251)	$(2,251)	$(2,251)
Additional Paid-In Capital
Beginning	$19,986	$19,732	$17,561
Preferred stock issuance	—	—	975
Common stock issuance	—	—	975
Stock-based compensation	303	254	221
Ending	$20,289	$19,986	$19,732
Accumulated Deficit
Beginning	$(1,392)	$(2,378)	$(2,253)
Net income (loss)	698	1,041	(82)
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	(10)
Preferred stock dividends	(55)	(55)	(33)
Ending	$(750)	$(1,392)	$(2,378)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$263	$207	$270
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(94)	(125)	76
Derivative financial instruments	63	170	(137)
Defined benefit pensions and other items	37	11	(1)
Ending	$269	$263	$207
Total stockholders' equity	$17,573	$16,622	$15,326

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$698	$1,041	$(82)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Loss (gain) on disposal of businesses and assets	22	(78)	—
Depreciation and amortization	1,136	1,093	1,123
Deferred and prepaid income taxes	(63)	(124)	(82)
Stock-based compensation expense	220	194	170
Goodwill and other intangible asset impairment charges	132	370	533
Net loss (gain) on investments and notes receivable	1	(250)	(333)
Contingent consideration net expense (benefit)	35	(136)	(100)
Inventory step-up amortization	32	34	58
Debt extinguishment costs	194	—	—
Other, net	125	78	244
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(220)	(279)	335
Inventories	(321)	(346)	(65)
Other assets	(209)	(134)	(265)
Accounts payable, accrued expenses and other liabilities	(255)	408	(28)
Cash provided by (used for) operating activities	1,526	1,870	1,508
Purchases of property, plant and equipment and internal use software	(588)	(554)	(376)
Proceeds from sale of property, plant and equipment	12	14	12
Payments for acquisitions of businesses, net of cash acquired	(1,542)	(2,258)	(3)
Proceeds from (payments for) investments and acquisitions of certain technologies	(24)	279	(146)
Proceeds from disposal of certain businesses and assets	5	826	15
Proceeds from royalty rights	70	82	87
Proceeds from (payments for) settlements of hedge contracts	56	15	—
Cash provided by (used for) investing activities	(2,011)	(1,597)	(411)
Payment of contingent consideration previously established in purchase accounting	(335)	(15)	(49)
Payments for royalty rights	(75)	(85)	(97)
Payments on short-term borrowings	(250)	—	(2,950)
Proceeds from short-term borrowings, net of debt issuance costs	—	—	2,245
Net increase (decrease) in commercial paper	(1)	—	(714)
Payments on borrowings from credit facilities	—	—	(1,919)
Proceeds from borrowings on credit facilities	—	—	1,916
Payments on long-term borrowings and debt extinguishment costs	(3,184)	—	(1,260)
Proceeds from long-term borrowings, net of debt issuance costs	3,270	—	1,683
Cash dividends paid on preferred stock	(55)	(55)	(28)
Net proceeds from issuance of preferred stock in connection with public offering	—	—	975
Net proceeds from issuance of common stock in connection with public offering	—	—	975
Payments for repurchase of common stock	—	—	(535)
Cash used to net share settle employee equity awards	(53)	(50)	(59)
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	136	110	111
Cash provided by (used for) financing activities	(548)	(95)	293
Effect of foreign exchange rates on cash	(9)	(6)	(2)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,042)	173	1,388
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	2,168	1,995	607
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,126	$2,168	$1,995

See notes to the consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUPPLEMENTAL INFORMATION)

	Year Ended December 31,
(in millions)	2022	2021	2020
Supplemental Information
Cash (received) paid for income taxes, net	$662	$302	$207
Cash paid for interest	450	338	359
Fair value of contingent consideration recorded in purchase accounting	—	440	—
Non-cash impact of transferred royalty rights	(70)	(82)	(87)

(in millions)	As of December 31,
Reconciliation to amounts within the consolidated balance sheets:	2022	2021	2020
Cash and cash equivalents	$928	$1,925	$1,734
Restricted cash and restricted cash equivalents included in Other current assets	149	188	208
Restricted cash equivalents included in Other long-term assets	48	55	52
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,126	$2,168	$1,995

See notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our subsidiaries, after the elimination of intercompany transactions. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial interests in any VIEs and, therefore, did not consolidate any VIEs during 2022, 2021 or 2020.

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

Subsequent Events

We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our consolidated financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly. Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments, Note I – Commitments and Contingencies and Note J – Stockholders' Equity.

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

Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

Cash and Cash Equivalents

We record Cash and cash equivalents in our consolidated balance sheets at cost, which approximates fair value. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk of loss of principal amounts invested and we limit our direct exposure to securities in any one industry or issuer. We consider cash equivalents to be all short-term marketable securities with remaining days to maturity of 90 days or less from the purchase date that can be readily converted to cash.

Restricted Cash

Amounts included in restricted cash represent cash on hand required to be set aside by a contractual agreement related to receivable factoring arrangements and deferred compensation plans and are included in Other current assets within our consolidated balance sheets. Generally, the restrictions related to the factoring arrangements lapse at the time we remit the customer payments collected by us for servicing previously sold customer receivables to the purchaser. Restrictions for deferred compensation lapse when amounts are paid to the employee.

Restricted Cash Equivalents

Restricted cash equivalents primarily represent amounts paid into various qualified settlement funds related to our ongoing transvaginal surgical mesh litigation and current amounts related to our non-qualified pension plan and are included in Other current assets within our consolidated balance sheets. The restrictions related to the various qualified settlement funds will lapse as we approve amounts payable to claimants, at which time we no longer have rights to a return of the amounts paid into the various qualified settlement funds. Restricted cash equivalents are included in Other long-term assets within our consolidated balance sheets are related to deferred compensation plans.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. In the normal course, our payment terms with customers, including distributors, hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institutions, are typically 30 days in the U.S. but may be longer in international markets and generally do not require collateral.

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

We write-off amounts determined to be uncollectible against this reserve. We are not dependent on any single institution, and no single customer accounted for more than ten percent of our net sales in 2022, 2021 and 2020; however, large group purchasing organizations, hospital networks, international distributors and dealers and other buying groups have become increasingly important to our business and represent a substantial portion of our net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. Further, the ongoing site-of-service trend of shifting procedure volumes in the U.S. toward non-hospital settings, particularly ambulatory surgery centers and office-based labs, continues. Many of these customers are smaller than those we have historically done business with and may have more limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions, as appropriate. We believe our Allowance for credit losses is adequate as of December 31, 2022; however, if significant changes were to occur in the payment practices of government customers, or if there is an increase in bankruptcies among our ambulatory surgery center or office-based customers, we may not be able to collect on receivables due to us from these customers, and our write-offs of uncollectible accounts may increase.

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

Inventories

We state inventories at the lower of first-in, first-out cost or net realizable value. We utilize a standard costing system, capitalizing variances between estimated and actual production costs during periods of normal production, and amortize to Cost of products sold over inventory turns. We expense manufacturing variances during periods of abnormal production, or less than 75 percent of manufacturing capacity. During 2020, we recorded $149 million of abnormal manufacturing variances attributable to lower production levels resulting from the COVID-19 pandemic and lower than forecasted demand for our products. We did not record any abnormal production variances during the years ended December 31, 2022 or 2021.

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

Indefinite-lived Intangibles and IPR&D

Our indefinite-lived intangible assets, which are not subject to amortization, include acquired balloon and other technology, which are foundational to our ongoing operations, as well as IPR&D intangible assets acquired in a business combination. Our IPR&D represents intangible assets that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify IPR&D as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we write-off the remaining carrying amount of the associated IPR&D intangible asset.

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

Amortization and Impairment of Intangible Assets

We record definite-lived intangible assets at historical cost and amortize them over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows: patents and licenses, two to 20 years; amortizable technology-related and customer relationships, five to 25 years; other intangible assets, various. In addition, we classify internal use software as an intangible asset within our accompanying consolidated balance sheets, and amortize over a two to 15 year useful life. Due to the operational nature of these assets, we record the amortization of our internal use software within Cost of products sold; Selling, general and administrative expenses and Research and development expenses, as appropriate within our accompanying consolidated statements of operations, and include in Amortization expense only that associated with intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents.

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

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2022 annual impairment assessment, following the reorganization of our operational structure in the first quarter of 2022, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, Intangibles - Goodwill and Other, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit.

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

Net gains and losses and impairments associated with our investment portfolio are included within Other, net in our consolidated statements of operations.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as estimates of the impact of future taxable income and available prudent and feasible tax-planning strategies. We recognize interest and penalties related to income taxes as a component of income tax expense. As part of the Tax Cuts and Jobs Act (TCJA), we are subject to a territorial tax system in which we are required to establish an accounting policy in providing for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to treat the impact of GILTI as a period cost and report it as part of continuing operations. See Note H – Income Taxes for further information and discussion of our income tax provision and balances including a discussion of the impacts of the TCJA.

Legal and Product Liability Costs

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities and product liability litigation. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties and administrative remedies. We maintain an insurance policy providing limited coverage against securities claims, and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. We accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value and capitalize these amounts as assets if the license will provide an ongoing future benefit. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related charges (credits) in our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our consolidated statements of operations. See Note I – Commitments and Contingencies for discussion of our individual material legal proceedings.

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

Other costs associated with exit activities may include contract termination costs and consulting fees, which are expensed in accordance with FASB ASC Topic 420 and are included within Restructuring net charges (credits) in our consolidated statements of operations. Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities are included within Costs of products sold, Selling, general and administrative expenses and Research and development expenses within our consolidated statements of operations. Impairment of right of use lease assets and lease termination costs directly related to our active restructuring initiatives are expensed in accordance with FASB ASC Topic 842 and included within Costs of products sold or Selling, general and administrative expenses in our consolidated statements of operations.

Translation of Foreign Currency

We translate all assets and liabilities of foreign subsidiaries from the functional currency, which is generally the local currency, into U.S. dollars using the year-end exchange rate. We show the net effect of these translation adjustments within our consolidated financial statements as a component of Accumulated other comprehensive income (loss), net of tax. We translate revenues and expenses at the average exchange rates in effect during the year. For any significant foreign subsidiaries located in highly inflationary economies, we re-measure their financial statements as if the functional currency were the U.S. dollar.

Foreign currency transaction gains and losses are included within Other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments.

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

NOTE B – ACQUISITIONS AND STRATEGIC INVESTMENTS

Our consolidated financial statements include the operating results for acquired entities from the respective dates of acquisition. We have not presented supplemental pro forma financial information for completed acquisitions or divestitures given their results are not material to our consolidated financial statements. Further, transaction costs were immaterial to our consolidated financial statements and were expensed as incurred.

On June 15, 2022, we announced our entry into a definitive agreement with Synergy Innovation Co, Ltd, to purchase its majority stake of M.I. Tech Co., Ltd., (M.I. Tech), a publicly traded Korean manufacturer and distributor of medical devices for endoscopic and urological procedures. The agreement, whereby we will purchase approximately 64 percent of the outstanding shares of M.I. Tech, consists of an upfront purchase price of KRW 291.2 billion or approximately $230 million at foreign currency exchange rates locked into at the time of the agreement via forward currency contracts. We are working towards closing the acquisition during the second quarter of 2023, subject to customary regulatory approvals. The M.I. Tech stent portfolio complements our existing Endoscopy portfolio which will provide physicians with more treatment options to meet specific patient needs.

On November 29, 2022, we announced our entry into a definitive agreement to acquire 100 percent of the outstanding equity of Apollo Endosurgery, Inc. (Apollo), a public company which offers a portfolio of devices used during endoluminal procedures to close gastrointestinal defects, manage gastrointestinal complications and aid in weight loss for patients suffering from obesity. The agreement provides for an upfront cash payment of $10.00 per share, approximately $615 million, and is expected to close during the first half of 2023, subject to customary closing conditions. The Apollo business will be integrated into our Endoscopy division.

On February 20, 2023, we completed the acquisition of a majority stake in Acotec Scientific Holdings Limited (Acotec), a publicly traded Chinese manufacturer of drug-coated balloons used in the treatment of vascular and other diseases. We acquired approximately 65 percent of the outstanding shares of Acotec, for an upfront cash payment of HK$20.00 per share, or approximately $520 million at foreign currency exchange rates as of closing using cash on hand. The Acotec portfolio complements our existing Peripheral Interventions portfolio and will strengthen our presence in China.

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

Purchase Price Allocation

The final purchase price was comprised of the amount presented below:

(in millions)
Payment for acquisition, net of cash acquired	$1,463
$1,463

The final purchase price allocation was comprised of the following components:

(in millions)
Goodwill	$988
Amortizable intangible assets	657
Other assets acquired	112
Liabilities assumed	(287)
Net deferred tax liabilities	(7)
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

2021 Acquisitions

On March 1, 2021, we completed our acquisition of Preventice Solutions, Inc. (Preventice), a privately-held company with a full portfolio of mobile cardiac health solutions and services, ranging from ambulatory cardiac monitors, to cardiac event monitors and mobile cardiac telemetry. The transaction consisted of an upfront cash payment of $925 million and up to an additional $300 million in a potential commercial milestone payment. We had been an investor in Preventice since 2015 and held an equity stake of approximately 22 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests, which resulted in a $196 million gain recognized within Other, net. The transaction price for the remaining stake consisted of an upfront cash payment of $706 million, net of cash acquired, and an additional revenue-based milestone payment of $216 million made during the second quarter of 2022. The Preventice business is being managed by our Cardiology division.

On August 6, 2021, we completed our acquisition of the remaining shares of Farapulse, Inc. (Farapulse), a privately-held company that developed a non-thermal ablation system for the treatment of atrial fibrillation (AF) and other cardiac arrhythmias. The transaction consisted of an upfront cash payment of $450 million, up to $125 million upon achievement of certain clinical and regulatory milestones and additional revenue-based payments over the next three years. We had been an investor in Farapulse since 2014 and held an equity stake of approximately 27 percent immediately prior to the acquisition date. We remeasured the fair value of our previously-held investment based on the allocation of the purchase price according to priority of equity interests which resulted in a $222 million gain recognized within Other, net. The transaction price for the remaining stake consisted of an upfront cash payment of $268 million, net of cash acquired, up to $92 million in additional clinical and regulatory milestone payments, as well as future revenue-based payments. We have made combined milestone and revenue based payments of $114 million to date. The Farapulse business is being integrated into our Cardiology division.

On September 1, 2021, we completed our acquisition of the global surgical business of Lumenis LTD. (Lumenis), a privately-held company that has developed and commercialized energy-based medical solutions, including innovative laser systems, fibers and accessories used for urology and otolaryngology procedures. The transaction consisted of an upfront cash payment of $1.032 billion, net of cash acquired. The Lumenis business is being integrated into our Urology division.

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

Purchase Price Allocation

The final purchase price for the acquisitions completed during 2021 were comprised of the components presented below, which represents the determination of the fair value of identifiable assets acquired and liabilities assumed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations.

(in millions)	Preventice	Lumenis	All Other	Total
Payment for acquisition, net of cash acquired	$706	$1,032	$519	$2,258
Fair value of contingent consideration	221	—	218	440
Fair value of prior interest	269	—	287	556
	$1,197	$1,032	$1,025	$3,254

The final purchase price allocation for these acquisitions was comprised of the following components:

(in millions)	Preventice	Lumenis	All Other	Total
Goodwill	$926	$534	$594	$2,053
Amortizable intangible assets	237	423	465	1,125
Indefinite-lived intangible assets	—	69	43	112
Other assets acquired	65	297	9	372
Liabilities assumed	(32)	(282)	(11)	(325)
Net deferred tax liabilities	—	(9)	(75)	(84)
	$1,197	$1,032	$1,025	$3,254

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies.

In 2022, we recorded certain measurement period adjustments primarily related to our prior year acquisition of the surgical business of Lumenis. We recorded an accrued income tax liability within Other non-current liabilities within our consolidated balance sheet of $183 million related to uncertain tax positions assumed in connection with the acquisition. We expect to be indemnified for the majority of such tax obligations and we recognized a corresponding indemnification asset of $177 million within Other non-current assets within our consolidated balance sheets. Interest and penalties accrued on the tax liability are being recorded within Income tax expense (benefit) and corresponding adjustments to the indemnification asset are being recorded in Other, net within our accompanying consolidated statements of operations. The outcome of these matters is subject to uncertainty and ultimately, the amount of tax due and the related indemnification reimbursement we receive will be dependent on the outcome of tax return examinations by relevant authorities. Refer to Note Note G – Supplemental Balance Sheet Information for further details regarding our indemnification asset.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Preventice:
Amortizable intangible assets:
Technology-related	$215	9	10%
Other intangible assets	22	8	10%
$237
Lumenis:
Amortizable intangible assets:
Technology-related	$388	12	11%
Other intangible assets	35	11	11%
Indefinite-lived intangible assets:
IPR&D	69	N/A	12%
$492
All Other:
Amortizable intangible assets:
Technology-related	$465	12	16%	-	17%
Indefinite-lived intangible assets:
IPR&D	43	N/A	17%
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

Contingent Consideration

Changes in the fair value of our contingent consideration liability were as follows:

(in millions)
Balance as of December 31, 2020	$196
Amount recorded related to current year acquisitions	440
Contingent consideration net expense (benefit)	(136)
Contingent consideration payments	(15)
Balance as of December 31, 2021	$486
Contingent consideration net expense (benefit)	35
Contingent consideration payments	(371)
Balance as of December 31, 2022	$149

The payments made during 2022 were primarily related to our 2021 acquisitions of Farapulse and Preventice. As of December 31, 2022, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was approximately $417 million. The net expense of $35 million recorded in 2022 related to an increase in expected revenue-based payments as a result of over-achievement of net sales performance, primarily related to Farapulse. The net benefit of $136 million recorded in 2021 related to a reduction in the contingent consideration liability for certain prior acquisitions for which we reduced the probability of achievement of associated revenue and/or regulatory milestones upon which payment is conditioned, or, for milestones that would not be achieved due to management's discontinuation of the associated R&D program. Refer to Note C – Goodwill and Other Intangible Assets for further details.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$13 million	Discounted Cash Flow	Discount Rate	1%	-	2%	2%
			Probability of Payment	10%	-	25%	22%
			Projected Year of Payment	2023	-	2025	2024
Revenue-based Payments	$136 million	Discounted Cash Flow	Discount Rate	6%	-	14%	7%
			Probability of Payment	100%			100%
			Projected Year of Payment	2023	-	2024	2023
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our R&D, regulatory and commercialization-based and revenue-based milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of December 31, 2022.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of December 31,
(in millions)	2022	2021
Equity method investments	$188	$259
Measurement alternative investments(1)	216	142
Publicly-held securities(2)	2	10
Notes receivable	1	—
	$407	$412
(1)    Measurement alternative investments are privately-held equity securities or agreements for future equity without readily determinable fair values that are measured at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, recognized in Other, net within our accompanying consolidated statements of operations.
(2)    Publicly-held equity securities are measured at fair value with changes in fair value recognized in Other, net within our consolidated statements of operations.

These investments are classified as Other long-term assets within our consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

In 2021, we recorded a $178 million loss on our investment in Pulmonx Corporation presented in Other, net associated with the remeasurement of our investment during the period to fair value based on observable market prices, as well as the disposition of our remaining ownership. As of December 31, 2022, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $232 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of December 31, 2022		As of December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,397	$(7,378)	$11,957	$(6,754)
Patents	486	(394)	494	(398)
Other intangible assets	1,960	(1,400)	1,900	(1,325)
Amortizable intangible assets	$14,843	$(9,173)	$14,351	$(8,476)

Goodwill	$22,820	$(9,900)	$21,888	$(9,900)

IPR&D	112		126
Technology-related	120		120
Indefinite-lived intangible assets	$232		$246

The increase in our balance of goodwill and amortizable intangible assets is related primarily to our acquisition of Baylis Medical completed in the first quarter of 2022.

Intangible asset impairment charges were $132 million in 2022, $370 million in 2021 and $460 million in 2020. The impairment charges recorded in 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc., which is now part of our Neuromodulation business, resulting from lower revenue projections due to reimbursement challenges. The impairment charges recorded in 2021 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of VENITI, Inc., which is now part of our Peripheral Interventions business. These charges resulted from management’s decision to discontinue commercialization of the VICI VENOUS STENT™ System following a voluntary recall, due to cost to remediate and time to return to market. In addition, during 2021, we impaired the IPR&D assets established in connection with our acquisition of Millipede, Inc. which is now part of our Cardiology business. The charges resulted from the cancellation of the mitral valve IPR&D program due to the incremental time and cost required to complete the program and bring the technology to market. The impairment charges recorded in 2020 were primarily associated with intangible assets established in connection with our acquisitions of Sadra Medical, Inc., Apama Medical Inc. and nVision Medical Corporation (nVision). Each of these impairment charges were recorded following management’s decision to cancel the programs due to the length of time, and remaining cost to complete and commercialize the technology, the cost to remediate quality issues or, specific to nVision, our understanding of the clinical evidence necessary to commercialize the technology.

The following represents our goodwill balance by reportable segment.

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2020	$3,707	$6,243	$9,951
Goodwill acquired	544	1,520	2,064
Foreign currency fluctuations and other changes	(5)	(21)	(27)
Balance as of December 31, 2021	$4,246	$7,741	$11,988
Goodwill acquired	—	1,030	1,030
Foreign currency fluctuations and other changes	(10)	(88)	(98)
Balance as of December 31, 2022	$4,237	$8,684	$12,920

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

Estimated Amortization expense for each of the five succeeding fiscal years based upon our amortizable intangible asset portfolio, consisting of intangible assets acquired in a business combination or asset acquisition, as well as internally developed patents, as of December 31, 2022 is as follows (in millions):

Fiscal Year
2023	$781
2024	741
2025	683
2026	665
2027	625

These estimates do not include amortization expense associated with future acquisitions that have been announced but not yet completed as of December 31, 2022.

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

Currency Hedging Instruments
Risk Management Strategy
Our risk from changes in currency exchange rates consists primarily of monetary assets and liabilities; forecasted intercompany and third-party transactions; net investments in certain subsidiaries; and, during 2022 prior to our acquisition of M.I. Tech, the purchase price of M.I. Tech, which was denominated in a currency other than the U.S. dollar. We manage currency exchange rate risk at a consolidated level to reduce the cost of hedging by taking advantage of offsetting transactions. We employ derivative and nonderivative instruments, primarily forward currency contracts, to reduce the risk to our earnings and cash flows associated with changes in currency exchange rates.

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in euro, British pound sterling, Swiss franc, Japanese yen, Chinese renminbi and Australian dollar. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecasted. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of December 31, 2022 and 2021, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in

2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Certain of our non-designated forward currency contracts were entered into for the purpose of managing our exposure to currency exchange rate risk related to the KRW denominated purchase price of M.I. Tech. As of December 31, 2022, we had entered into $228 million in aggregate notional amount of these contracts.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of December 31, 2022 and December 31, 2021.

In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs. The balance of the deferred amounts on our terminated cash flow hedges within AOCI was a $8 million loss as of December 31, 2022 and a $24 million loss as of December 31, 2021.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of December 31, 2022 and December 31, 2021. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of December 31,
		2022	2021
Forward currency contracts	Cash flow hedge	$2,725	$3,996
Forward currency contracts	Net investment hedge	365	493
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	4,235	3,892
Total Notional Outstanding		$8,321	$9,378
(1)    Foreign currency-denominated debt is the €900 million debt principal designated as a net investment hedge.

The remaining time to maturity as of December 31, 2022 is within 48 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature within the next year. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

The following presents the effect of our derivative and nonderivative instruments designated as cash flow and net investment hedges under FASB ASC Topic 815 in our accompanying consolidated statements of operations. Refer to Note O – Changes in Other Comprehensive Income for the total amounts relating to derivative and nonderivative instruments presented within our consolidated statements of comprehensive income (loss).

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Year Ended December 31, 2022
Forward currency contracts
Cash flow hedges	$276	$(62)	$214	Cost of products sold	$3,956	$(209)	$47	$(162)
Net investment hedges(2)	41	(10)	32	Interest expense	470	(10)	2	(8)
Foreign currency-denominated debt
Net investment hedges(3)	61	(14)	47	Other, net	38	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	470	16	(4)	13
Year Ended December 31, 2021
Forward currency contracts
Cash flow hedges	$268	$(60)	$208	Cost of products sold	$3,711	$(54)	$12	$(42)
Net investment hedges(2)	56	(13)	43	Interest expense	341	(13)	3	(10)
Foreign currency-denominated debt
Net investment hedges(3)	82	(19)	64	Other, net	(218)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	341	5	(1)	4
Year Ended December 31, 2020
Forward currency contracts
Cash flow hedges	$(99)	$22	$(77)	Cost of products sold	$3,465	$(83)	$19	$(64)
Net investment hedges(2)	(37)	8	(29)	Interest expense	361	(24)	5	(19)
Foreign currency-denominated debt
Net investment hedges(3)	(89)	21	(68)	Other, net	(362)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	361	5	(1)	4
(1)    In all periods presented in the table above, the pre-tax (gain) loss amounts reclassified from AOCI to earnings represent the effect of the hedging relationships on earnings.
(2)    For our outstanding forward currency contracts designated as net investment hedges, the net gain or loss reclassified from AOCI to earnings as a reduction of Interest expense represents the straight-line amortization of the excluded component as calculated at the date of designation. This initial value of the excluded component has been excluded from the assessment of effectiveness in accordance with FASB ASC Topic 815. In the current and prior periods, we did not recognize any gains or losses on the components included in the assessment of hedge effectiveness in earnings.
(3)    For our outstanding euro-denominated debt principal designated as a net investment hedge, the change in fair value attributable to changes in the spot rate is recorded in the CTA component of OCI. No amounts were reclassified from AOCI to current period earnings.

As of December 31, 2022, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$223
Forward currency contracts	Net investment hedge	Interest expense	10
Interest rate derivative contracts	Cash flow hedge	Interest expense	(3)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

(in millions)	Location on Consolidated Statements of Operations	Year Ended December 31,
		2022	2021	2020
Net gain (loss) on currency hedge contracts	Other, net	$(53)	$(16)	$73
Net gain (loss) on currency transaction exposures	Other, net	21	(12)	(105)
Net currency exchange gain (loss)		$(31)	$(27)	$(32)

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

(in millions)	Location on Consolidated Balance Sheets(1)	As of December 31,
		2022	2021
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$196	$183
Forward currency contracts	Other long-term assets	149	169
		345	352
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	36	42
Total Derivative and Nonderivative Assets		$381	$394

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$—	$32
Forward currency contracts	Other long-term liabilities	1	6
Foreign currency-denominated debt(2)	Other long-term liabilities	952	1,011
		953	1,049
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	52	22
Total Derivative and Nonderivative Liabilities		$1,005	$1,071
(1)We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2)Foreign currency-denominated debt is the €900 million debt principal designated as a net investment hedge. A portion of this notional is subject to de-designation and re-designation based on changes in the underlying hedged item.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	December 31, 2022				December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$673	$—	$—	$673	$1,632	$—	$—	$1,632
Publicly-held securities	2	—	—	2	10	—	—	10
Hedging instruments	—	381	—	381	—	394	—	394
Licensing arrangements	—	—	127	127	—	—	246	246
	$674	$381	$127	$1,182	$1,642	$394	$246	$2,282
Liabilities
Hedging instruments	$—	$1,005	$—	$1,005	$—	$1,071	$—	$1,071
Contingent consideration liability	—	—	149	149	—	—	486	486
Licensing arrangements	—	—	159	159	—	—	281	281
	$—	$1,005	$308	$1,313	$—	$1,071	$767	$1,838

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $673 million invested in money market funds and time deposits as of December 31, 2022 and $1.632 billion as of December 31, 2021, we held $256 million in interest-bearing and non-interest-bearing bank accounts as of December 31, 2022 and $293 million as of December 31, 2021.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.

In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We own the contractual right to receive 50 percent of the future Zytiga™ Drug royalty payments from the licensee and remit such payments to the inventors associated with the intellectual property. We recognized a financial asset and associated liability for our licensing arrangements at fair value in our consolidated balance sheets using the fair value option in accordance with FASB ASC Topic 825, Financial Instruments. We elected the fair value option to measure the financial asset and associated liability as it provides for consistency and comparability of these instruments. Royalty payments we receive reduce the fair value of the financial asset and are presented within Proceeds from royalty rights, and payments we remit to inventors reduce the fair value of the financial liability and are presented within Payments for royalty rights within our consolidated statements of cash flows. We sold our right to receive and retain the other 50 percent of the future royalty payments in 2019 for an upfront cash payment, which we accounted for as a secured borrowing in accordance with FASB ASC Topic 860, Transfers and Servicing. Although we sold these rights, we continue to recognize at fair value the future royalty payments as a financial asset and associated liability. Royalty payments associated with the rights we sold no longer impact our cash flows, and we present this activity as Non-cash impact of transferred royalty rights in the supplemental information to our consolidated statements of cash flows. We reduce the fair value of the financial asset and associated liability when such non-cash activity occurs.

We record the fair value of the financial asset and associated liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of December 31, 2022. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains and losses from the licensing arrangement.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our consolidated balance sheets as of December 31, 2022 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of December 31, 2022	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Financial Asset	$127 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2023	-	2025	2024
Financial Liability	$159 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2023	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2020	$365
Proceeds from royalty rights	(163)
Fair value adjustment (expense) benefit	44
Balance as of December 31, 2021	$246
Proceeds from royalty rights	(141)
Fair value adjustment (expense) benefit	22
Balance as of December 31, 2022	$127

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2020	$407
Payments for royalty rights	(166)
Fair value adjustment expense (benefit)	41
Balance as of December 31, 2021	$281
Payments for royalty rights	(145)
Fair value adjustment expense (benefit)	23
Balance as of December 31, 2022	$159

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

The fair value of our outstanding debt obligations was $8.203 billion as of December 31, 2022 and $10.196 billion as of December 31, 2021. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $8.935 billion as of December 31, 2022 and $9.065 billion as of December 31, 2021, with current maturities of $20 million as of December 31, 2022 and $261 million as of December 31, 2021. The debt maturity schedule for our long-term debt obligations is presented below:

	Issuance Date	Maturity Date	As of December 31,		Coupon Rate(1)
(in millions, except interest rates)			2022	2021
October 2023 Senior Notes(4)	August 2013	October 2023	$—	$244	4.125%
March 2024 Notes(4)	February 2019	March 2024	504	850	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	1,067	—	0.750%
May 2025 Senior Notes(4)	May 2015	May 2025	—	523	3.850%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes(4)	February 2019	March 2026	255	850	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	960	1,021	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	800	—	1.375%
March 2028 Senior Notes(4)	February 2018	March 2028	344	434	4.000%
March 2029 Senior Notes(4)	February 2019	March 2029	272	850	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	800	—	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	534	—	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.750%
March 2039 Senior Notes(4)	February 2019	March 2039	450	750	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes(4)	February 2019	March 2049	650	1,000	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2023 - 2049	(76)	(76)
Unamortized Gain on Fair Value Hedges		2022	—	3
Finance Lease Obligation		Various	5	6
Long-term debt			$8,915	$8,804
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the euro-denominated notes, which bear an annual coupon.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher. Effective November 15, 2021, the interest rate payable decreased by 0.25 percent and began accruing at a rate of 6.75 percent following upgrades to our credit ratings. Effective May 2023, the interest rate payable will decrease by 0.25 percent and begin accruing at a rate of 6.50 percent following recent upgrades to our credit ratings.
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of December 31, 2022 and 2021, respectively.
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

Contractual maturities of our long-term debt outstanding as of December 31, 2022 are as follows:

Fiscal Year
2023	$—
2024	504
2025	1,567
2026	255
2027	960
Thereafter	5,700

Revolving Credit Facility

On May 10, 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks and terminated our previous facility (2018 Revolving Credit Facility). The 2021 Revolving Credit Facility will mature on May 10, 2026, with one-year extension options, subject to certain conditions. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility as of December 31, 2022 or December 31, 2021.

Financial Covenant

As of December 31, 2022, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of December 31, 2022	Actual as of December 31, 2022
Maximum permitted leverage ratio(1)	3.75 times	2.57 times
(1) Ratio of total debt to deemed consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for qualified acquisitions due to our funding of these acquisitions using cash on hand.

The financial covenant requirement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through maturity, of any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2022, we had $265 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreements, are excluded from the calculation of consolidated EBITDA, as defined by the agreements, provided that the sum of any excluded net cash litigation payments do not exceed $1.455 billion in the aggregate. As of December 31, 2022, we had $866 million of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of December 31, 2022 and 2021.

Senior Notes

We had senior notes outstanding of $8.986 billion as of December 31, 2022 and $9.121 billion as of December 31, 2021. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

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

We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. We recorded associated debt extinguishment charges of $194 million during the first quarter of 2022 presented in Interest expense within our consolidated statements of operations.

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

	As of December 31, 2022		As of December 31, 2021
Factoring Arrangements	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$161	2.4%	$141	2.1%
Yen denominated	194	0.6%	223	0.6%
Renminbi denominated	13	3.1%	11	3.2%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $135 million as of December 31, 2022 and $134 million as of December 31, 2021, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2022 and December 31, 2021, we had not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets.

Future minimum purchase obligations, relating primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business, were as of December 31, 2022 (in millions):

Fiscal Year	Unrecorded Purchase Obligations
2023	$755
2024	119
2025	71
2026	35
2027	19
Thereafter	21
$1,021

NOTE F – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, and vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. In accordance with FASB ASC Topic 842, Leases, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 54 years, some of which may include options to extend the leases for up to 10 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

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

Our operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our consolidated balance sheets. Refer to Note E – Contractual Obligations and Commitments for information regarding our finance leases. The following table presents supplemental balance sheet information related to our operating leases:

	As of December 31,
(in millions)	2022	2021
Assets
Operating lease right-of-use assets in Other long-term assets	$386	$435
Liabilities
Operating lease liabilities in Other current liabilities	61	71
Operating lease liabilities in Other long-term liabilities	347	389

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	As of December 31,
	2022	2021
Weighted average remaining lease term	10 years	10 years
Weighted average discount rate	3.3%	2.6%

Our operating lease cost under FASB ASC Topic 842 was $91 million in 2022, $90 million in 2021 and $92 million in 2020.

The following table presents supplemental cash flow information related to our operating leases:

	Year Ended December 31,
(in millions)	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$91	$87

Right-of-use assets obtained in exchange for operating lease obligations were $43 million and $68 million for the years ended December 31, 2022 and 2021.

The following table presents the maturities of our operating lease liabilities as of December 31, 2022 (in millions):

Fiscal year	Operating Leases
2023	$80
2024	66
2025	55
2026	43
2027	34
Thereafter	214
Total future minimum operating lease payments	492
Less: imputed interest	(84)
Present value of operating lease liabilities	$408

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of December 31,
(in millions)	2022	2021
Trade accounts receivable	$2,079	$1,886
Allowance for credit losses	(109)	(108)
	$1,970	$1,778

The following is a rollforward of our Allowance for credit losses:

	Year Ended December 31,
(in millions)	2022	2021	2020
Beginning balance	$108	$105	$74
Cumulative effect adjustment for adoption of ASU 2016-13	n/a	n/a	10
Credit loss expense	35	28	49
Write-offs	(35)	(25)	(27)
Ending balance	$109	$108	$105
Note: Effective January 1, 2020, we adopted FASB ASC Topic 326 using the modified retrospective method, which requires that we recognize credit loss reserves when financial assets are established if credit losses are expected over the asset’s contractual life.

Inventories

	As of December 31,
(in millions)	2022	2021
Finished goods	$1,171	$1,029
Work-in-process	147	128
Raw materials	548	452
	$1,867	$1,610

Approximately 27 percent of our finished goods inventory as of December 31, 2022 and approximately 30 percent as of December 31, 2021 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Other current assets

	As of December 31,
(in millions)	2022	2021
Restricted cash and restricted cash equivalents	$149	$188
Derivative assets	232	226
Licensing arrangements	60	132
Other	290	254
	$731	$799

Property, plant and equipment, net

	As of December 31,
(in millions)	2022	2021
Land	$137	$109
Buildings and improvements	1,695	1,523
Equipment, furniture and fixtures	3,297	3,287
Capital in progress	598	605
	5,728	5,525
Less: accumulated depreciation	3,282	3,273
	$2,446	$2,252

Depreciation expense was $333 million in 2022, $352 million in 2021 and $333 million in 2020.

Other long-term assets

	As of December 31,
(in millions)	2022	2021
Restricted cash equivalents	$48	$55
Operating lease right-of-use assets	386	435
Derivative assets	149	169
Investments	407	412
Licensing arrangements	67	114
Indemnification asset	172	—
Other	271	225
	$1,500	$1,410

Accrued expenses

	As of December 31,
(in millions)	2022	2021
Legal reserves	$231	$264
Payroll and related liabilities	830	848
Rebates	352	350
Contingent consideration	74	289
Other	674	686
	$2,160	$2,436

Other current liabilities

	As of December 31,
(in millions)	2022	2021
Deferred revenue	$220	$208
Licensing arrangements	79	138
Taxes payable	232	209
Other	230	228
	$761	$783

Other long-term liabilities

	As of December 31,
(in millions)	2022	2021
Accrued income taxes	$597	$442
Legal reserves	212	284
Contingent consideration	75	197
Licensing arrangements	80	143
Operating lease liabilities	347	389
Deferred revenue	289	276
Other	434	489
	$2,035	$2,220

NOTE H – INCOME TAXES

Our Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Domestic	$(1,119)	$(648)	$(660)
Foreign	2,260	1,724	581
	$1,141	$1,076	$(79)

The related expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Current
Federal	$51	$18	$(29)
State	19	33	(35)
Foreign	381	127	151
	451	178	87

Deferred
Federal	(92)	(256)	(26)
State	(32)	(3)	(6)
Foreign	117	117	(53)
	(7)	(142)	(85)
	$443	$36	$2

The reconciliation of income taxes at the federal statutory rate to the actual expense (benefit) for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020

U.S. federal statutory income tax rate	21.0%	21.0%	(21.0)%
State income taxes, net of federal benefit	0.7%	2.5%	16.6%
Domestic taxes on foreign earnings	15.3%	6.8%	155.4%
Effect of foreign taxes	(3.8)%	(14.3)%	(40.7)%
Acquisition-related	4.4%	(8.1)%	(16.7)%
Research credit	(4.5)%	(3.0)%	(43.0)%
Valuation allowance	(1.3)%	0.8%	(42.0)%
Goodwill impairment charges	—%	—%	3.7%
Compensation-related	0.6%	(0.6)%	(7.7)%
Non-deductible expenses	0.4%	0.4%	64.4%
Uncertain tax positions	7.7%	1.2%	(96.8)%
Intra-entity asset transfers	—%	—%	10.2%
Return to provision	(2.1)%	(5.7)%	(37.3)%
Change in tax rates	(0.2)%	1.9%	51.8%
Other, net	0.7%	0.4%	6.0%
	38.9%	3.3%	2.9%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2022	2021
Deferred Tax Assets:
Inventory costs and related reserves	$19	$10
Tax benefit of net operating losses and credits	511	620
Reserves and accruals	304	324
Restructuring-related charges	6	14
Litigation and product liability reserves	103	127
Investment write-down	38	31
Compensation related	136	130
Federal benefit of uncertain tax positions	9	8
Intangible assets	3,668	3,546
Capitalized R&D	160	67
Property, plant and equipment	2	14
Other	—	35
	4,954	4,926
Less: valuation allowance	(1,004)	(1,014)
	3,950	3,912
Deferred Tax Liabilities:
Unrealized gains and losses on derivative financial instruments	117	79
Other	34	—
	151	79
Net Deferred Tax Assets	3,799	3,833
Prepaid on intercompany profit	264	205
Net Deferred Tax Assets and Prepaid on Intercompany Profit	$4,062	$4,038

Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location on Consolidated Balance Sheets	As of December 31,
Component		2022	2021
Prepaid on intercompany profit	Prepaid income taxes	$264	$205
Non-current deferred tax asset	Deferred tax assets	3,942	4,142
Deferred Tax Assets and Prepaid on Intercompany Profit		4,206	4,348

Non-current deferred tax liability	Deferred tax liabilities	144	310
Deferred Tax Liabilities		144	310

Net Deferred Tax Assets and Prepaid on Intercompany Profit		$4,062	$4,038

As of December 31, 2022, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $464 million. As of December 31, 2021, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $560 million. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $47 million as of December 31, 2022, and $60 million as of December 31, 2021. These tax attributes expire periodically beginning in 2023.

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $1.004 billion as of December 31, 2022, and $1.014 billion as of December 31, 2021. The decrease in the valuation allowance as of December 31, 2022, compared to December 31, 2021, is primarily due to the release of valuation allowances on certain U.S. state net operating losses and tax credit carryforwards due to the repatriation of foreign earnings, offset by the concurrent build of the valuation allowance on other state attributes. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a charge of $56 million in 2022, a charge of $81 million in 2021 and a benefit of $78 million in 2020.

We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100 percent exemption from income tax in the first eight years of operations and 50 percent exemption in the following four years. This tax incentive resulted in income tax savings of $162 million in 2022, $149 million in 2021 and $64 million in 2020. The tax incentive for 100 percent exemption from income tax is expected to expire in 2027, with the 50 percent exemption to expire in 2031. The impact on Net income (loss) per common share - assuming dilution was $0.11 for 2022, $0.10 for 2021 and $0.04 for 2020. We also benefit from tax incentives in Puerto Rico through a Grant of Industrial Tax Exemption (Grant) which applies a reduced tax rate to our taxable profits, resulting in income tax savings of $21 million in 2022, $27 million in 2021 and $30 million in 2020. This Grant expires in 2034, with an option to extend for an additional 15 years. The impact on Net income (loss) per common share - assuming dilution was $0.02 in each of the years 2022, 2021 and 2020. Additionally, we benefit from tax incentives in Malaysia which allow a full tax exemption on manufacturing of specific medical device products, which will expire in 2029, with an option to renew for an additional five-year term. This incentive has resulted in income tax savings of $17 million in 2022 and $0 in 2021 and 2020. The impact on Net income (loss) per common share - assuming dilution was $0.01 in 2022 and de minimis in 2021 and 2020.

As of December 31, 2022, we had $492 million of gross unrecognized tax benefits, of which a net $410 million, if recognized, would affect our effective tax rate. As of December 31, 2021, we had $255 million of gross unrecognized tax benefits, of which a net $177 million, if recognized, would affect our effective tax rate. As of December 31, 2020, we had $261 million of gross unrecognized tax benefits, of which a net $183 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Beginning Balance	$255	$261	$455
Additions based on positions related to the current year	88	8	28
Additions based on positions related to prior years	177	41	6
Reductions for tax positions of prior years	(20)	(36)	(186)
Settlements with taxing authorities	(1)	(2)	(27)
Statute of limitation expirations	(8)	(17)	(15)
Ending Balance	$492	$255	$261
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2016 and substantially all material state and local income tax matters through 2014. We have concluded substantially all foreign income tax matters through 2015.

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

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $77 million accrued for gross interest and penalties as of December 31, 2022, $43 million as of December 31, 2021, and $41 million as of December 31, 2020. Net tax expense related to interest and penalties was immaterial in 2022, 2021 and 2020. The increase in our net tax expense related to interest and penalties as of December 31, 2022, compared to December 31, 2021, is related to reaching settlements with taxing authorities.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $75 million.

For the year ended December 31, 2017, we were required under the TCJA to calculate a one-time transition tax based on our total post-1986 foreign subsidiaries' earnings and profits (E&P) that we previously deferred from U.S. income taxes. As a result of various audit activities, the revised amount of transition tax was approximately $937 million as of December 31, 2022, as compared to $938 million as of December 31, 2021. We anticipate offsetting this liability against existing tax attributes, reducing the required payment to approximately $586 million, which will be remitted over an eight-year period. We have begun remitting the required installment payments, with a balance remaining of $386 million as of December 31, 2022. In addition, we have provided for U.S. state income taxes of $14 million on all U.S. dollar-denominated E&P accumulated through December 31, 2017, which constitutes the preponderance of our foreign subsidiaries' accumulated E&P through December 31, 2017. We intend to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of December 31, 2017, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings and additional outside basis difference in these entities is not practicable.

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

In addition, product liability, securities and commercial claims have been asserted against us and similar claims may be asserted against us in the future related to events not known to management at the present time. We maintain an insurance policy providing limited coverage against securities claims and we are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.

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

Our accrual for legal matters that are probable and estimable was $443 million as of December 31, 2022, and $548 million as of December 31, 2021, and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of our legal accrual for transvaginal surgical mesh product claims is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $149 million as of December 31, 2022, and $188 million as of December 31, 2021. Refer to Note A – Significant Accounting Policies for additional information.

We recorded litigation-related net charges of $173 million in 2022, $430 million in 2021 and $278 million in 2020, primarily related to ongoing litigation associated with our transvaginal surgical mesh products principally in the U.S. and Australia, as well as costs associated with certain other legal matters. We increased the accrual associated with transvaginal mesh claims to account for changes in our estimates regarding settlement and litigation activity. The charges recorded in 2020 were also inclusive of a reserve related to claims made by a coalition of state attorneys general, which has since been settled.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, Cook) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The Company seeks lost profits, a reasonable royalty and a permanent injunction. The case was transferred to the District Court for the Southern District of Indiana. Cook filed Inter Partes Review (IPR) requests with the U.S. Patent and Trademark Office (USPTO) against four then-asserted patents, which resulted in the court staying the case until 2020. All IPRs concluded and confirmed the validity of certain claims of each challenged patent. In February 2023, the District Court issued summary judgment rulings dismissing certain claims and defenses. Trial on the remaining two asserted patents is scheduled for May 2023. The Company has also asserted patents against Cook in Germany and the United Kingdom. Trials are scheduled in the United Kingdom in February 2023 and in Germany in April 2023.

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against us in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. The Company intends to appeal the jury's verdict.

Product Liability Litigation

Multiple product liability cases or claims related to transvaginal surgical mesh products designed to treat stress urinary incontinence and pelvic organ prolapse have been asserted against us, predominantly in the United States, Canada, the United Kingdom, Scotland, Ireland, and Australia. Plaintiffs generally seek monetary damages based on allegations of personal injury associated with the use of our transvaginal surgical mesh products, including design and manufacturing claims, failure to warn, breach of warranty, fraud, violations of state consumer protection laws and loss of consortium claims. We have entered into individual and master settlement agreements in principle or are in the final stages of entering agreements with certain plaintiffs' counsel, to resolve the majority of these cases and claims. All settlement agreements were entered into solely by way of compromise and without any admission or concession by us of any liability or wrongdoing. In addition, in April 2021 the Company's Board of Directors received a shareholder demand under section 220 of the Delaware General Corporation Law, for inspection of books and records related to mesh settlements. The Company has notified our insurer and retained counsel to respond to the demand.

We have established a product liability accrual for remaining claims asserted against us associated with our transvaginal surgical mesh products and the costs of defense thereof. While our U.S. case count has remained materially the same over the past three years, we have increased our reserve to account for changes in our estimates regarding settlement and litigation activity. We continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims. We continue to vigorously contest these cases and claims and expect that more cases will go to trial in the coming years than have gone to trial in the past several years. The final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

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

In March 2022, the Company received a whistleblower letter alleging Foreign Corrupt Practices Act violations in Vietnam. The Company has received related subpoenas for documents from the Office of the U.S. Attorney for the District of Massachusetts and the Securities and Exchange Commission. The Company is cooperating with government agencies while investigating these allegations.

Other Proceedings

On December 4, 2020, Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Mariano Errichiello as the lead plaintiff. Under the terms of the Court-approved Scheduling Order, Counsel for Mr. Errichiello was required to file an Amended Complaint on or before June 4, 2021, which they did. The Amended Complaint seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. In response, the Company brought a Motion to Dismiss the Amended Complaint which it filed on July 19, 2021. On December 20, 2022, the Court granted in part and denied in part the Company’s motion to dismiss. The Company intends to vigorously defend itself against the surviving allegations. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it was conducting an investigation related to the Company’s decision to retire the LOTUS System and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company cooperated fully with the requests, and on January 3, 2022, the SEC informed us that it was concluding its investigation and that it did not intend to recommend an enforcement action. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund and Diane Nachbaur, two stockholders of the Company, on July 26, 2021, and July 29, 2021, respectively, each demanding access to certain books and records of the Company, pursuant to 8 Delaware Section 220, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items.

Matters Concluded Since December 31, 2021

On December 21, 2017, Janssen Biotech, Inc., Janssen Oncology, Inc, Janssen Research & Development, LLC, and Johnson & Johnson (collectively, Janssen) were served with a qui tam complaint filed on behalf of the United States, 29 states, and the District of Columbia. The complaint, which was filed in the United States District Court for the Northern District of California, alleges that Janssen violated the federal False Claims Act and state law when providing pricing information for ZYTIGA to the government in connection with direct government sales and government-funded drug reimbursement programs. The case has been transferred to United States District Court for the District of New Jersey. On June 20, 2019, the complaint was amended to include BTG International Limited as a defendant. In May 2020, a class action complaint was filed in New Jersey federal court against Janssen and BTG by a direct purchaser of Zytiga on behalf of similarly situated entities. The complaint was amended in February 2021 and alleged that BTG and Janssen violated antitrust laws by attempting to enforce certain patents against potential generic competitors. On October 12, 2021, the court granted BTG and Janssen’s motion to compel arbitration in the direct purchaser action and stayed all direct purchaser proceedings. On December 17, 2021, the court granted BTG’s motion to dismiss the qui tam action. On January 10, 2022, the court granted the parties’ stipulation of dismissal with prejudice as to the claims of the direct purchaser plaintiff, whose claims had been stayed in the October 12, 2021, order compelling arbitration.

On May 16, 2018, Arthur Rosenthal et al., filed a plenary summons against Boston Scientific Corporation and Boston Scientific Limited with the High Court of Ireland alleging that payments were due pursuant a transaction agreement regarding Labcoat Limited, a company Boston Scientific purchased in 2008 that provided coating technology for drug-eluting stents. Labcoat sought monetary damages related to an earn-out provision. On March 25, 2022, the parties agreed to a confidential settlement which resolved the dispute. The settlement did not have a material impact on our financial position or results of operations.

On December 9, 2016, the Company and Boston Scientific Neuromodulation Corporation filed a patent infringement action against Nevro Corp. (Nevro) in United States District Court for the District of Delaware (16-cv-1163) alleging that ten U.S. patents owned by Boston Scientific Neuromodulation Corporation were infringed by Nevro's Senza™ Spinal Cord Stimulation (SCS) System. The Company sought lost profits, a reasonable royalty and a permanent injunction. At a trial held in October and November 2021 regarding six of Boston Scientific's originally asserted patent claims, a jury granted Boston Scientific a monetary award, finding that each asserted claim was valid, that four of the six claims were infringed by Nevro, and that two of the claims were willfully infringed by Nevro. On July 29, 2022, the parties reached a confidential settlement agreement, pursuant to which the Company agreed to make a payment to Nevro of $85 million to resolve all pending litigation between the parties, including this matter and the 18-cv-664 and 21-cv-258 matters described below.

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

On February 23, 2021, Nevro filed a complaint against the Company in the United States District Court for the District of Delaware (21-cv-258). The complaint alleged infringement of five Nevro patents by certain of the Company’s spinal cord stimulation systems. Nevro sought lost profits, a reasonable royalty and a permanent injunction. On July 29, 2022, the parties agreed to a confidential settlement, described above.

The Company was previously named a defendant in multiple filed product liability cases involving our Greenfield Vena Cava Filter, which we discontinued marketing and actively selling in the fourth quarter of 2018. Most of the filed cases were part of a consolidated matter in Middlesex County, Massachusetts. We had also received notice of multiple additional unfiled claims. As of December 31, 2022, we have entered into master settlement agreements, the last of which was finalized on January 12, 2023, to resolve all but a small handful of these cases and claims.

NOTE J – STOCKHOLDERS' EQUITY

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2022, our MCPS had an aggregate liquidation preference of $1.006 billion.

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

During 2022, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared and we paid quarterly cash dividends of $14 million, or $1.3750 per MCPS share to holders, representing dividend periods through November 2022. On January 30, 2023, the Committee declared a cash dividend of $1.3750 per MCPS share to holders of our MCPS as of February 15, 2023, representing a dividend period from December 2022 through February 2023. We have presented cumulative, unpaid dividends within Accrued expenses within our consolidated balance sheets as of December 31, 2022.

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

On May 27, 2020, we completed an offering of 29,382,500 shares of common stock at a public offering price of $34.25 per share. The net proceeds from the common stock offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. We used a portion of the net proceeds from the May 27, 2020 MCPS and common stock offerings to repay remaining amounts outstanding under our previous term loan credit agreement that matured on April 20, 2021 and to pay related fees, expenses and premiums. The remaining proceeds were used for general corporate purposes.

In 2020, we repurchased approximately 15.7 million shares of our common stock pursuant to our 2013 share repurchase program for a total of approximately $535 million in cash, which represented the full amount remaining under the existing authorization.

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock during 2022 and had the full amount available under the authorization as of December 31, 2022.

There were approximately 263 million shares in treasury as of December 31, 2022 and 2021.

NOTE K – STOCK INCENTIVE AND PURCHASE PLANS

Employee and Director Stock Incentive Plans

In 2020, our Board of Directors and stockholders approved amendments to our 2011 Long-Term Incentive Plan effective October 1, 2020 (Amended and Restated 2011 LTIP), authorizing for issuance up to 171 million shares of our common stock. The Amended and Restated 2011 LTIP covers officers, directors, employees and consultants and provides for the grant of restricted or unrestricted common stock, restricted stock units (RSUs), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based RSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 175 million as of December 31, 2022. The Executive Compensation and Human Resources Committee (the Committee) of the Board of Directors, consisting of independent, non-employee directors may authorize the issuance of common stock and cash awards under the Amended and Restated 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.

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

The following presents the impact of stock-based compensation on our consolidated statements of operations:

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Cost of products sold	$12	$11	$9
Selling, general and administrative expenses	167	147	130
Research and development expenses	41	36	30
	220	194	170
Income tax (benefit) expense	(32)	(29)	(28)
	$188	$165	$142
Net impact per common share - basic	$0.13	$0.12	$0.10
Net impact per common share - assuming dilution	$0.13	$0.12	$0.10

Stock Options

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2022			2021			2020
Options granted (in thousands)	3,287			3,822			3,819
Weighted-average exercise price	$44.02			$37.69			$41.79
Weighted-average grant-date fair value	$13.64			$10.77			$10.44
Black-Scholes Assumptions
Expected volatility	28%			29%			23%
Expected term (in years, weighted)	6.1			5.9			5.8
Risk-free interest rate	1.42%	-	3.87%	0.66%	-	1.20%	0.27%	-	1.72%

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

Information related to stock options under stock incentive plans are as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2019	23,065	$19
Granted	3,819	42
Exercised	(3,096)	13
Cancelled/forfeited	(666)	27
Outstanding as of December 31, 2020	23,122	$24
Granted	3,822	38
Exercised	(4,796)	13
Cancelled/forfeited	(699)	26
Outstanding as of December 31, 2021	21,448	$29
Granted	3,287	44
Exercised	(2,745)	17
Cancelled/forfeited	(502)	34
Outstanding as of December 31, 2022	21,489	$32	5.9	297
Exercisable as of December 31, 2022	13,674	27	4.6	258
Expected to vest as of December 31, 2022	7,535	41	8.2	38
Total vested and expected to vest as of December 31, 2022	21,209	$32	5.9	$296
The total intrinsic value of stock options exercised was $72 million in 2022, $137 million in 2021 and $84 million in 2020.

Non-Vested Stock

We value RSAs, RSUs and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2019	11,079	$29
Granted	3,609	41
Vested(1)	(4,147)	25
Forfeited	(554)	34
Balance as of December 31, 2020	9,987	$34
Granted	4,240	$39
Vested(1)	(3,823)	$31
Forfeited	(658)	36
Balance as of December 31, 2021	9,745	$37
Granted	3,854	$45
Vested(1)	(3,482)	$36
Forfeited	(680)	44
Balance as of December 31, 2022	9,438	$41
(1)The number of shares vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of shares that vested was approximately $150 million in 2022, $148 million in 2021 and $172 million in 2020.

Market-based RSU and DSU Awards

During 2022 and 2021, we granted market-based RSU awards, and in 2020, we granted market-based DSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total stockholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Healthcare Index over a three-year performance period. The number of RSUs and DSUs ultimately granted under this program range from 0 percent to 200 percent of the target number awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout the three-year performance period to attain the full amount of the market-based RSU's and DSUs that satisfied the market performance criteria.

We determined the fair value of the market-based RSU and DSU awards to be approximately $12 million for 2022, $11 million for 2021 and $8 million for 2020. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2022	2021	2020
	Awards	Awards	Awards
Stock price on date of grant	$44.19	$37.50	$42.16
Measurement period (in years)	2.9	2.9	2.9
Risk-free rate	1.71%	0.20%	1.37%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Free Cash Flow Performance-based RSU and DSU Awards

During 2022 and 2021, we granted free-cash flow performance-based RSU awards, and in 2020, we granted free-cash flow performance-based DSU awards to certain members of our senior management team. The attainment of these performance-based RSUs and DSUs is based on our adjusted free cash flow (AFCF) measured against our goal set by the Executive Compensation and Human Resources Committees of our Board of Directors, based on our internal annual financial plan performance for AFCF. AFCF is measured over a one-year performance period beginning January 1st of each year and ending December 31st. The number of RSUs and DSUs ultimately granted under this program range from 0 percent to 150 percent of the target number of performance-based RSUs and DSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based RSUs and DSUs that satisfied the performance criteria.

The following table presents our assumptions used in determining the fair value of our AFCF awards currently expected to vest as of December 31, 2022:

	2022 AFCF	2021 AFCF	2020 AFCF
Fair value, net of forfeitures to date (in millions)	$7	$12	$6
Achievement of target payout	88%	131%	89%
Year-end stock price used in determining fair value	$46.27	$42.48	$35.95

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

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately five percent to all unvested stock-based awards as of December 31, 2022, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually or more frequently if there are significant changes in circumstances and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost

We expect to recognize the following future expense for awards outstanding as of December 31, 2022:

	Unrecognized Compensation Cost (in millions) (1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$38
Non-vested stock awards	181
	$219	1.7
(1)Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plan

In May 2022, our stockholders approved an additional 10 million shares that may be issued under our global employee stock purchase plan. Our global employee stock purchase plan now provides for the granting of options to purchase up to 60 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2022, there were approximately 11 million shares available for future issuance under the employee stock purchase plan. We temporarily suspended our global employee stock purchase plan for the offering period for the second half of 2020 due to cost-savings initiatives in response to the COVID-19 pandemic and resumed the plan beginning with the offering period for the first half of 2021.

Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

	Year Ended December 31,
	2022			2021			2020
Shares issued or to be issued (in thousands)	2,850			2,578			1,387
Range of purchase prices	$31.68	-	$32.31	$29.98	-	$36.11	$29.84
Expense recognized (in millions)	$28			$24			$10

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.

NOTE L – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2022	2021	2020
Weighted average shares outstanding - basic	1,430.5	1,422.3	1,416.7
Net effect of common stock equivalents	9.2	11.5	—
Weighted average shares outstanding - assuming dilution	1,439.7	1,433.8	1,416.7

The following securities were excluded from the calculation of weighted average shares outstanding - assuming dilution because their effect in the periods presented below would have been antidilutive:

	Year Ended December 31,
(in millions)	2022	2021	2020
Common stock equivalents(1)	n/a	n/a	14
Stock options outstanding(2)	6	3	6
MCPS(3)	24	24	14
(1)    Represents common stock equivalents pursuant to our employee stock-based compensation plans, which are anti-dilutive in 2020 due to our Net loss position in this period.
(2)    Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(3)    Represents common stock issuable upon the conversion of MCPS. Refer to Note J – Stockholders' Equity for additional information.

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

In 2022, 2021 and 2020, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating Net income (loss) available to common stockholders.

NOTE M – SEGMENT REPORTING

In the first quarter of 2022, we reorganized our operational structure in order to strengthen our category leadership in the markets we serve, and, in particular, benefit our Cardiology customers and patients. Following the reorganization, we have aggregated our core businesses into two reportable segments: MedSurg and Cardiovascular, each of which generates revenues from the sale of medical devices. In accordance with FASB ASC Topic 280, Segment Reporting, we identified our reportable segments based on the nature of our products, production processes, type of customer, selling and distribution methods and regulatory environment, as well as the economic characteristics of each of our operating segments.

We measure and evaluate our reportable segments based on their respective net sales, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all excluding the impact of foreign currency. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes within our consolidated statements of operations and are included in the reconciliation below. Refer to Note N – Revenue for net sales by reportable segment presented in accordance with U.S. GAAP.

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying consolidated statements of operations is as follows (in millions, except percentages). We have revised prior periods to conform to the current year presentation.

	Year Ended December 31,
Net sales	2022	2021	2020
MedSurg	$5,057	$4,616	$3,844
Cardiovascular	8,161	7,212	5,913
Total net sales of reportable segments	13,218	11,828	9,756
Other(1)	(60)	13	219
Impact of foreign currency fluctuations	(476)	47	(65)
	$12,682	$11,888	$9,913

	Year Ended December 31,
Income (loss) before income taxes	2022	2021	2020
MedSurg	$1,625	$1,524	$1,156
Cardiovascular	2,113	1,888	1,043
Total operating income of reportable segments	3,737	3,412	2,198
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(436)	(406)	(424)
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(789)	(1,070)	(1,208)
Amortization expense	(803)	(741)	(789)
Other(1)	(60)	4	143
Operating income (loss)	1,649	1,199	(80)
Other income (expense), net	(508)	(123)	1
Income (loss) before income taxes	$1,141	$1,076	$(79)
(1) In 2022, amounts reflect sales reserves established for Italian government payback provisions, which are being disputed in the Italian court system. These amounts were not allocated to our reportable segments or considered by our CODM for resource allocation and decision-making purposes. In 2021 and 2020, amounts relate to our Specialty Pharmaceuticals business. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments.

Operating income of reportable segments as a percentage of net sales of reportable segments	Year Ended December 31,
	2022	2021	2020
MedSurg	32.1%	33.0%	30.1%
Cardiovascular	25.9%	26.2%	17.6%

	Year Ended December 31,
Depreciation expense	2022	2021	2020
MedSurg	$88	$91	$90
Cardiovascular	245	261	240
Total depreciation expense of reportable segments	333	352	330
Other(1)	—	—	3
Consolidated depreciation expense	$333	$352	$333

	As of December 31,
Total assets	2022	2021
MedSurg	$2,501	$2,178
Cardiovascular	5,205	4,417
Total assets of reportable segments	7,706	6,595
Goodwill	12,920	11,988
Other intangible assets, net	5,902	6,121
All other corporate assets	5,941	7,525
	$32,469	$32,229

	As of December 31,
Long-lived assets	2022	2021
U.S.	$1,241	$1,190
Ireland	478	436
Costa Rica	246	185
Other countries	481	440
Property, plant and equipment, net	2,446	2,252
Goodwill	12,920	11,988
Other intangible assets, net	5,902	6,121
Operating lease right-of-use assets in Other long-term assets	386	435
	$21,653	$20,795

NOTE N – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes within our consolidated statements of operations. In the first quarter of 2022, we reorganized our business structure into five operating segments. The following tables disaggregate our revenue from contracts with customers by component and geographic region (in millions). We allocate revenue from contracts with customers to geographic regions based on the location where the sale originated. We have revised prior periods to conform to current year presentation:

	Year Ended December 31,
	2022			2021			2020
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,341	$880	$2,221	$1,222	$919	$2,141	1,000	$780	$1,780
Urology	1,257	516	1,773	1,120	463	1,583	918	368	1,286
Neuromodulation	715	202	917	713	196	909	610	151	761
MedSurg	3,312	1,599	4,911	3,055	1,578	4,633	2,528	1,299	3,827
Interventional Cardiology Therapies	744	1,485	2,228	778	1,431	2,209	728	1,247	1,975
Watchman	915	103	1,019	729	100	829	253	71	324
Cardiac Rhythm Management	1,337	763	2,100	1,214	805	2,019	992	712	1,704
Electrophysiology	275	310	585	128	237	365	118	169	287
Cardiology	3,271	2,662	5,932	2,850	2,572	5,422	2,091	2,199	4,290
Peripheral Interventions	1,048	850	1,899	996	824	1,820	888	689	1,577
Cardiovascular	4,319	3,512	7,831	3,846	3,396	7,242	2,979	2,888	5,866
Other[1]	—	—	(60)	10	4	13	193	27	219
Total Net Sales	$7,632	$5,111	$12,682	$6,911	$4,978	$11,888	$5,701	$4,212	$9,913
(1)    In 2022, amounts reflect sales reserves established for Italian government payback provisions, which are being disputed in the Italian court system. These amounts were not allocated to our reportable segments or considered by our CODM for resource allocation and decision-making purposes. In 2021 and 2020, amounts relate to our Specialty Pharmaceuticals business. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. Specialty Pharmaceuticals net sales were substantially U.S. based.

Refer to Note M – Segment Reporting for information on our reportable segments.

	Year Ended December 31,
Geographic Regions	2022	2021	2020
U.S.	$7,632	$6,901	$5,508
Europe, Middle East and Africa	2,526	2,518	2,097
Asia-Pacific	2,116	2,070	1,781
Latin America and Canada	469	386	307
Other[1]	(60)	13	219
Total Net Sales	$12,682	$11,888	$9,913

Emerging Markets(2)	$1,715	$1,429	$1,138
(2)    We define Emerging Markets as the 20 countries that we believe have strong growth potential based on their economic conditions, healthcare sectors and our global capabilities. Periodically, we assess our list of Emerging Markets countries, which currently include the following countries: Brazil, Chile, China, Colombia, Czech Republic, India, Indonesia, Malaysia, Mexico, Philippines, Poland, Russia, Saudi Arabia, Slovakia, South Africa, South Korea, Taiwan, Thailand, Türkiye and Vietnam. We have revised prior period amounts to conform to the current year's presentation.

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying consolidated balance sheets. Our deferred revenue balance was $509 million as of December 31, 2022 and $484 million as of December 31, 2021. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiac Rhythm Management (CRM) business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $156 million in 2022 that was included in the above contract liability balance as of December 31, 2021. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

In 2020, we recorded $179 million in revenue reserves primarily related to our conversion to a consignment commercial model for our LAAC franchise with the launch of our next-generation WATCHMAN FLX™ Device in the U.S. In connection with the conversion, we repurchased customer-owned inventory and subsequently recognized revenue for consigned units as they were consumed.

Refer to Note A – Significant Accounting Policies for additional information on our accounting policies relating to revenue recognition.

NOTE O – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of Other comprehensive income, net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	(86)	214	36	163
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(150)	1	(157)
Total other comprehensive income (loss)	(94)	63	37	6
Balance as of December 31, 2022	$(1)	$269	$1	$269

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2020	$218	$36	$(47)	$207
Other comprehensive income (loss) before reclassifications	12	208	8	228
(Income) loss amounts reclassified from accumulated other comprehensive income	(137)	(38)	3	(173)
Total other comprehensive income (loss)	(125)	170	11	56
Balance as of December 31, 2021	$93	$206	$(36)	$263

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by immaterial income tax impacts in 2022 and in 2021.

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements. During 2022, we implemented the following standards, which did not have a material impact on our financial position or results of operations.

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

ASC Update No. 2022-06

In December 2022, the FASB issued ASC Update No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Update No. 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, in order to align with the March 2021 U.K. Financial Conduct Authority announcement that updated the intended cessation date of all currencies and tenors of the London Interbank Offered Rate (LIBOR) to June 30, 2023. Update No. 2022-06 was effective immediately at issuance.

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

No other new accounting pronouncements, issued or effective in the period had or are expected to have a material impact on our consolidated financial statements.

NOTE Q – EMPLOYEE RETIREMENT PLANS

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

We use a December 31 measurement date for these plans and record the net unfunded and underfunded portion as a liability within non-current liabilities, with the current portion within accrued expenses, on the consolidated balance sheets, recognizing changes primarily through OCI. As of December 31, 2022 and 2021, the funded status of our plans were unfunded or underfunded in aggregate. The outstanding obligation is as follows:

	As of December 31, 2022
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$50	$55	$—	$55
Other International Retirement Plans	140	152	101	51
	$190	$207	$101	$105

	As of December 31, 2021
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$56	$59	$—	$59
U.K. Plan	209	209	205	3
Other International Retirement Plans	214	234	130	103
	$478	$502	$336	$166

A rollforward of the changes in the PBO for our retirement plans is as follows:

	Year Ended December 31,
(in millions)	2022	2021
Beginning obligations	$502	$532
Acquired plans	—	4
Service costs	13	17
Interest costs	3	3
Actuarial (gain) loss	(54)	(7)
Plan curtailments/settlements	(191)	—
Plan amendments and assumption changes	(25)	(6)
Benefits paid	(6)	(22)
Impact of foreign currency fluctuations	(37)	(20)
Ending obligation	$207	$502

The critical assumptions associated with our employee retirement plans for 2022 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return	Weighted Average Rate of Compensation Increase(1)

Domestic Retirement Plans	5.32%	n/a	2.00%
Other International Retirement Plans	2.62%	2.27%	3.00%
(1)    Rates of compensation increase were not weighted by relative fair value. As such, the amount represents the median of the inputs and is not a weighted average.

The critical assumptions associated with our employee retirement plans for 2021 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return	Weighted Average Rate of Compensation Increase(1)
Domestic Retirement Plans	2.40%	n/a	1.50%
U.K. Plan	0.70%	0.70%	n/a
Other International Retirement Plans	0.82%	2.16%	2.60%
(1)    Rates of compensation increase were not weighted by relative fair value. As such, the amount represents the median of the inputs and is not a weighted average.

A rollforward of the changes in the fair value of plan assets for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2022	2021
Beginning fair value	$336	$355
Acquired plans	—	1
Actual return on plan assets	(2)	5
Employer contributions	16	12
Participant contributions	1	2
Plan curtailments/settlements	(185)	—
Actuarial gain (loss)	(25)	(4)
Benefits paid	(9)	(22)
Impact of foreign currency fluctuations	(32)	(13)
Ending fair value	$101	$336

For our defined benefit plans, excluding our U.K. Plan, we base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which benefits will be paid. The rate of compensation increase is based on historical and expected rate increases. We base our rate of expected return on plan assets on historical experience, our investment guidelines and expectations for long-term rates of return. Our assets are invested in a variety of securities, primarily equity securities and government bonds. These securities are considered Level 1 and Level 2 investments.

Prior to the transfer, the U.K. Plan utilized the insurance buy-in methodology and based its discount rate on a yield curve reflective of the market pricing obtained in the most recent buy-in transaction, which occurred prior to the acquisition of BTG, and movements in market-observed buy-in pricing as of December 31, 2021. We believed this to be a reasonable proxy for an effective settlement rate of the buy-in assets. The discount rate was calculated as the single equivalent assumption that gives the same value of the liabilities as if the figures were calculated using the full yield curve. We assumed that all pension increases would continue to be linked to the Retail Price Inflation (RPI), both before and after retirement, for all members, with the exception of post-88 Guaranteed Minimum Pensions (GMP), which would be based on Consumer Price Inflation (CPI). We based our rate of expected return on plan assets as equal to the discount rate used to value the buy-in assets. The U.K. Plan assets' investment policy was to invest in fully matching assets. This was achieved through the purchase of two buy-in policies (Buy-in contracts), which provided payments designed to equal all future benefit payments due from the fund. As of December 31, 2021, the Buy-in contracts represented 100 percent of the total plan assets, as compared to the target percentage of 100 percent, and are considered Level 3 investments.

The following table presents the fair value hierarchy of the U.K. Plan assets measured at fair value:

	As of
	December 31, 2021
(in millions)	Level 1	Level 2	Level 3	Total
Buy-in contracts	$—	$—	$205	$205
Total assets	$—	$—	$205	$205

Changes in the fair value of the U.K. Plan Level 3 assets were as follows:

(in millions)	Buy-in Contracts
Balance as of December 31, 2021	$205
Actual return on plan assets	0
Employer contributions	1
Plan curtailments/settlements	(160)
Actuarial gain (loss)	(24)
Benefits paid	(2)
Impact of foreign currency fluctuations	(22)
Balance as of December 31, 2022	$—

Expected benefit payments are estimated based on the same assumptions used in determining our benefit obligation as of December 31, 2022. Actual benefit payments will depend on future employment and compensation, average years employed and average life spans, in addition to other factors. Changes in any of these factors could significantly impact these estimated future benefit payments. Benefit payments expected to be paid during the next ten years for our Domestic Retirement Plans and our Other International Retirement Plans are as follows:

(in millions)	Post Retirement Benefits
2023	$15
2024	8
2025	13
2026	14
2027	14
2028 - 2032	70

Defined Contribution Plan

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $123 million in 2022, $118 million in 2021 and $102 million in 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2022, our disclosure controls and procedures were effective.
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
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. As the phased implementation occurs, it may result in changes to our processes and procedures which may result in changes to our internal controls over financial reporting. As such changes occur, we will evaluate quarterly whether they materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

2023 Restructuring Plan

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan). The 2023 Restructuring Plan is intended to meet evolving global market demands and conditions by ensuring that we are structured and resourced to support our strategic imperatives and deliver sustainable value.

The 2023 Restructuring Plan will further build on our Global Supply Chain Optimization strategy, which is intended to simplify our manufacturing and distribution network by transferring certain production lines among facilities and expand operational efficiencies and resiliency. Key activities under the 2023 Restructuring Plan will also include optimizing certain functional capabilities to better support business growth and achieve cost synergies. These activities are expected to be initiated in the first quarter of 2023, and substantially completed by the end of 2025.

While we expect limited role reductions as a result of these restructuring activities, we anticipate that our overall employee base will remain relatively unchanged upon completion of the 2023 Restructuring Plan as new jobs are created in areas of growth and resources are deployed to support an expanding portfolio and growing global market needs.

The implementation of the 2023 Restructuring Plan is estimated to result in total pre-tax charges of approximately $450 million to $550 million, of which approximately $350 million to $450 million is expected to result in future cash outlays. The following table provides a summary of our estimates of total pre-tax charges associated with the 2023 Restructuring Plan by major type of cost:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits(1)	$60	-	$80
Other(2)	40	-	60
Restructuring-related expenses:
Transfer costs	250		280
Other(3)	100	-	130
	$450	-	$550
(1)    Plans detailing specific employee impacts will be developed for each affected region and business, working with employee representative bodies where required under local laws.
(2)    Consists primarily of consulting fees and costs associated with contractual cancellations.
(3)    Comprised of other costs directly related to the restructuring program, including program management, accelerated depreciation, fixed asset write-offs, and costs to transfer product lines among facilities.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, (PCAOB ID 42).
The information required by this Item is set forth in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2022 and is incorporated into this Annual Report on Form 10-K by reference.

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

3.1
Third Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed February 28, 2008, File No. 1-11083).

3.2	Amended and Restated By-Laws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 15, 2019, File No. 1-11083).

3.3
Certificate of Designations of 5.50% Mandatory Convertible Preferred Stock, Series A, filed with the Secretary of State of the State of Delaware on May 26, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 28, 2020, File No. 1-11083).

4.1	Specimen Certificate for shares of the Company's Common Stock (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1. File No. 33-46980).

4.2
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 23, 2022, File No. 1-11083).

4.3
Indenture dated as of June 25, 2004, between the Company and JPMorgan Chase Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 25, 2004, File No. 1-11083).

4.4
Indenture dated as of November 18, 2004, between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 18, 2004, File No. 1-11083).

4.5
First Supplemental Indenture dated as of April 21, 2006 between the Company and J.P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on April 26, 2006, File No. 1-11083).

4.6
Second Supplemental Indenture dated as of April 26, 2006 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed on April 26, 2006, File No. 1-11083).

4.7
Form of Global Security for the 6.25% Notes due 2035 in the aggregate principal amount of $350,000,000, and Notice to Holders thereof (incorporated herein by reference to Exhibit 4.2 and Exhibit 99.7 to the Company's Current Reports on Form 8-K filed on November 17, 2005 and April 26, 2006, respectively, File No. 1-11083).

4.8
Indenture dated as of June 1, 2006, between the Company and JPMorgan Chase Bank, N.A., as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 9, 2006, File No. 1-11083).

4.9
7.375% Senior Note due January 15, 2040 in the aggregate principal amount of $300,000,000 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on December 14, 2009, File No. 1-11083).

4.10
Indenture dated as of May 29, 2013, between the Company and U.S. Bank Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, File No 333-188918.

4.11
Form of 4.000% Senior Note Due March 1, 2028 in the aggregate amount of $500,000,000 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 26, 2018, File No. 1-11083).

4.12
Form of 3.450% Senior Note due March 1, 2024 in the aggregate amount of $850,000,000 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 25, 2019, File No. 1-11083).

4.13
Form of 3.750% Senior Note due March 1, 2026 in the aggregate amount of $850,000,000 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 25, 2019, File No. 1-11083).

4.14
Form of 4.000% Senior Note due March 1, 2029 in the aggregate amount of $850,000,000 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on February 25, 2019, File No. 1-11083).

4.15
Form of 4.550% Senior Note due March 1, 2039 in the aggregate amount of $750,000,000 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on February 25, 2019, File No. 1-11083).

4.16
Form of 4.700% Senior Note Due March 1, 2049 in the aggregate amount of $100,000,000 (incorporated herein by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on February 25, 2019, File No. 1-11083).

4.17
Form of 0.625% Senior Note Due December 1, 2027 in the aggregate amount of €900,000,000 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 12, 2019, File No. 1-11083).

4.18
Form of 1.900% Senior Note Due June 1, 2025 in the aggregate amount of $500,000,000 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 18, 2020, File No. 1-11083).

4.19
Form of 2.650% Senior Note due June 1, 2030 in the aggregate amount of $1,200,000,000 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 18, 2020, File No. 1-11083).

4.20
Indenture dated as of March 8, 2022, among the Company, American Medical Systems Europe B.V., and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.21	Form of 0.750% Senior Note due March 8, 2025 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.22	Form of 1.375% Senior Note due March 8, 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.23	Form of 1.625% Senior Note due March 8, 2031 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

4.24	Form of 1.875% Senior Note due March 8, 2034 (incorporated herein by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on March 8, 2022, File No. 1-11083).

10.1
Form of Omnibus Amendment dated as of December 21, 2006, among the Company, Boston Scientific Funding Corporation, Variable Funding Capital Company LLC, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Amendment No. 1 to Receivables Sale Agreement and Amendment No. 9 to Credit and Security Agreement) (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on 10-K for the year ended December 31, 2006 filed on March 1, 2007, File No. 1-11083).

10.2
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding LLC, as the Buyer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 13, 2007, File No. 1-11083).

10.3
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 31, 2003, File No. 1-11083).

10.4
Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 24, 2004, File No. 1-11083).

10.5
Transaction Agreement, dated as of January 8, 2006, as amended, between the Company and Abbott Laboratories (incorporated herein by reference to Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50 to the Company's Annual Report on Form 10-K for year ended December 31, 2005, filed on March 1, 2006, and Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 7, 2006, File No. 1-11083).

10.6
Settlement Agreement among Johnson & Johnson, Guidant LLC and the Company, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed on May 6, 2015, File No. 1-11083).

10.7
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2000 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 10, 2004, File No. 1-11083).#

10.8
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed August 7, 2012. File No. 1-11083).#

10.9
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (incorporated herein by reference to Exhibits 10.1 and 10.4 to the Company's Current Reports on Form 8-K filed on July 5, 2005 and December 22, 2008, respectively, File No. 1-11083).#

10.10
Form of Trust under the Boston Scientific Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2005, File No. 1-11083).#

10.11	Boston Scientific Corporation Deferred Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2010, File No. 1-11083).#

10.12
Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for year ended December 31, 2010, as filed February 17, 2011, File No. 1-11083).#

10.13
Form of First Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, as amended and restated (incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.14
Form of Second Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, as amended and restated, (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, File No. 1-11083).#

10.15
Form of Third Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012, File No. 1-11083).#

10.16
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.17
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 1-11083).#

10.18
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2011, File No. 1-11083).#

10.19
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.20
Form of Offer Letter by and between the Company and Joseph M. Fitzgerald dated February 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed on May 6, 2015, File No. 1-11083). #

10.21
Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on August 27, 2002, File No. 333-98755).#

10.22
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 (incorporated herein by reference to Exhibit 10.118 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-11083).#

10.23
Form of Letter to Key Management Personnel re: Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013, File No. 1-11083).

10.24
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed October 24, 2013 File No. 1-11083). #

10.25
Form of Long-Term Incentive Plan Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, File No. 1-11083).#

10.26
Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, as amended and restated, effective August 1, 2013 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, File No. 1-11083).#

10.27
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan of the Company, as amended and restated, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 31, 2008, File No. 1-11083).#

10.28
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 5, 2013, File No. 1-11083).#

10.29
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-11083). #

10.30
Boston Scientific Corporation Executive Retirement Plan, as amended and restated effective August 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 28, 2016, File No. 1-11083). #

10.31
Form of Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.32
Form of Restricted Stock Award Agreement under the Company's 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.33
Form of Deferred Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.34
First Amendment to Boston Scientific Corporation Deferred Bonus Plan, effective January 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.35
Form of 2016 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, File No. 1-11083). #

10.36
Form of 2017 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 3, 2017, File No. 1-11083).#

10.37
Second Amended and Restated Credit and Security Agreement, dated as of February 7, 2017, by and among Boston Scientific Funding LLC, Boston Scientific Corporation, Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, New York Branch, as Lenders, Wells Fargo Bank, National Association and SMBC Nikko Securities America, Inc., as Co-Agents, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2017, File No. 1-11083).

10.38
Second Amended and Restated Receivables Sale Agreement, dated as of February 7, 2017, by and among Boston Scientific Corporation, each of its direct or indirect wholly-owned subsidiaries that become a seller thereunder and Boston Scientific Funding LLC (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 10, 2017, File No. 1-11083).

10.39
Form of 2018 Global Non-Qualified Stock Option Agreement under the Company's the 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed on May 1, 2018, File No. 1-11083).#

10.40
Form of 2018 Global Deferred Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083).#

10.41
Form of 2018 Acquisition-Related Non-Qualified Stock Option Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083). #

10.42
Form of 2018 Acquisition-Related Deferred Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083). #

10.43
Form of 2018 Restricted Stock Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083). #

10.44
Form of 2018 Deferred Stock Unit Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083). #

10.45
Form of 2018 Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan# (incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 10-Q quarter ended March 31, 2018, filed on May 1, 2018, File No. 1-11083). #

10.46
Form of 2019 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 29, 2019, File No. 1-11083).#

10.47
Form of 2019 Global Deferred Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 29, 2019, File No. 1-11083).#

10.48
Form of 2019 Global Acquisition-Related Non-Qualified Stock Option Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 9, 2019, File No. 1-11083).#

10.49
Form of 2019 Global Acquisition-Related Deferred Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 29, 2019, File No. 1-11083).#

10.50
Form of 2019 Restricted Stock Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 29, 2019, File No. 1-11083).#

10.51
Form of 2019 Deferred Stock Unit Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on April 29, 2019, File No. 1-11083).#

10.52
Underwriting Agreement, dated February 21, 2019, as supplemented by the Terms Agreement, dated February 21, 2019, among the Company and Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Inc. and Wells Fargo Securities, LLC, as representatives of the underwriters (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on February 25, 2019, File No. 1-11083).

10.53
Boston Scientific Corporation 2020 Total Shareholder Return Performance Share Program, Performance Period January 1, 2020 - December 31, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 20, 2019 File No. 1-11083).#

10.54
Boston Scientific Corporation 2020 Free Cash Flow Performance Share Program, Performance Period January 1 - December 31, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 20, 2019, File No. 1-11083).#

10.55*	Form of 2020 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan. #

10.56*	Form of 2020 Global Restricted Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan. #

10.57*	Form of 2020 Restricted Stock Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan. #

10.58*	Form of 2020 Deferred Stock Unit Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan. #

10.59
Amended and Restated 2011 Long-Term Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2020, File No. 1-11083).#

10.60
Underwriting Agreement, dated as of May 14, 2020, as supplemented by the Terms Agreement, dated May 14, 2020, among Boston Scientific Corporation and Barclays Capital Inc., Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 18, 2020, File No. 1-11083).

10.61
Underwriting Agreement relating to the Common Stock, dated as of May 21, 2020, among Boston Scientific Corporation and J.P. Morgan Securities LLC and BofA Securities Inc., as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 28, 2020, File No. 1-11083).

10.62
Underwriting Agreement relating to the Mandatory Convertible Preferred Stock, dated as of May 21, 2020, among Boston Scientific Corporation and J.P. Morgan Securities LLC and BofA Securities Inc., as representatives of the underwriters. (incorporated herein by reference to Exhibit 1.2 to the Company's Current Report on Form 8-K filed on May 28, 2020, File No. 1-11083).

10.63
Boston Scientific Corporation 2021 Total Shareholder Return Performance Share Program, Performance Period January 1, 2021 - December 31, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 24, 2020, File No. 1-11083).#

10.64
Boston Scientific Corporation 2021 Free Cash Flow Performance Share Program, Performance Period January 1 - December 31, 2021 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 24, 2020, File No. 1-11083).#

10.65*	Form of 2021 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.66*	Form of 2021 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.67*	Form of 2021 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return). #

10.68*	Form of 2021 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Free Cash Flow). #

10.69*	Form of 2021 Restricted Stock Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.70*	Form of 2021 Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.71
Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the several lenders parties thereto, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and JPMorgan Chase Bank, N.A as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021, File No. 1-11083)

10.72*
Amendment, dated as of December 21, 2022, to Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the several lenders parties thereto, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and JPMorgan Chase Bank, N.A as documentation agents, and Wells Fargo Bank, National Association, as administrative agent.

10.73
Boston Scientific Corporation 2022 Annual Bonus Plan, Performance Period January 1 - December 31, 2022 effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.74
Boston Scientific Corporation 2022 Total Shareholder Return Performance Share Program, Performance Period January 1, 2022 - December 31, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.75
Boston Scientific Corporation 2022 Free Cash Flow Performance Share Program, Performance Period January 1 - December 31, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.76*	Form of 2022 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.77*	Form of 2022 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.78*	Form of 2022 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return). #

10.79*	Form of 2022 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Free Cash Flow). #

10.80*	Form of 2022 Restricted Stock Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.81*	Form of 2022 Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.82	Form of EC Non-CEO Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2022, File No. 1-11083). #

10.83*	Form of Offer Letter by and between the Company and Arthur Butcher, dated April 1, 2022. #

10.84*	Form of Offer Letter by and between the Company and Jeffrey Mirviss, dated December 11, 2012. #

10.85*	Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2023. #

10.86
Employee Stock Purchase Plan, Amended and Restated Effective as of July 1, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2022, File No.1-11083). #

10.87
Boston Scientific Corporation 2023 Annual Bonus Plan, Performance Period January 1, 2023 to December 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083). #

10.88
Boston Scientific Corporation 2023 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2023 – December 31, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083). #

10.89
Boston Scientific Corporation 2023 Organic Net Sales Growth Performance Share Program, Performance Period January 1 – December 31, 2023, (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083)). #

21*	List of Boston Scientific's subsidiaries as of January 31, 2023.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2023	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 23, 2023	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 23, 2023	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 23, 2023	By:	/s/ Jonathan R. Monson

Jonathan R. Monson
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 23, 2023	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 23, 2023	By:	/s/ Charles J. Dockendorff

Charles J. Dockendorff
Director

Dated: February 23, 2023	By:	/s/ Yoshiaki Fujimori

Yoshiaki Fujimori
Director

Dated: February 23, 2023	By:	/s/ Donna A. James

Donna A. James
Director

Dated: February 23, 2023	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 23, 2023	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 23, 2023	By:	/s/ John E. Sununu

John E. Sununu
Director

Dated: February 23, 2023	By:	/s/ David S. Wichmann

David S. Wichmann
Director

Dated: February 23, 2023	By:	/s/ Ellen M. Zane

Ellen M. Zane
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS

Description (in millions)	Balance at Beginning of Year	Cumulative effect adjustment for adoption of ASU 2016-13(1)	Credit loss exposure(1)	Write-offs(2)	Balance at End of Year
Year Ended December 31, 2022:
Allowances for credit losses	$108	n/a	35	(35)	$109
Year Ended December 31, 2021:
Allowances for credit losses	$105	n/a	28	(25)	$108
Year Ended December 31, 2020:
Allowances for uncollectible accounts	$74	10	49	(27)	$105
(1) Following the adoption of FASB ASC Topic 326 as of January 1, 2020, we record credit loss reserves to Allowance for credit losses when we establish Trade accounts receivable if credit losses are expected over the asset's contractual life. Subsequent credit loss reserves are recorded when deemed uncollectible. Amounts shown within credit loss exposure above were established through selling, general and administrative expense.
(2) Represents actual write-offs of uncollectible accounts.