Form 10-Q
period 2023-03-31
BOSTON SCIENTIFIC CORP
filed 2023-05-04
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of April 28, 2023 was 1,437,698,101.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022

Net sales	$3,389	$3,026
Cost of products sold	1,040	955
Gross profit	2,349	2,071

Operating expenses:
Selling, general and administrative expenses	1,215	1,060
Research and development expenses	337	319
Royalty expense	11	12
Amortization expense	203	198
Contingent consideration net expense (benefit)	12	12
Restructuring net charges (credits)	20	4
	1,797	1,605
Operating income (loss)	552	466

Other income (expense):
Interest expense	(65)	(279)
Other, net	(43)	(31)
Income (loss) before income taxes	444	156
Income tax expense (benefit)	131	45
Net income (loss)	314	110
Preferred stock dividends	(14)	(14)
Net income (loss) attributable to noncontrolling interests	—	—
Net income (loss) attributable to Boston Scientific common stockholders	$300	$97

Net income (loss) per common share — basic	$0.21	$0.07
Net income (loss) per common share — diluted	$0.21	$0.07

Weighted-average shares outstanding
Basic	1,435.8	1,427.8
Diluted	1,446.0	1,438.4

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss)	$314	$110
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(42)	(64)
Net change in derivative financial instruments	(43)	23
Net change in defined benefit pensions and other items	(5)	—
Other comprehensive income (loss)	(91)	(41)
Comprehensive income (loss)	223	69
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income attributable to Boston Scientific common stockholders	$223	$69

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$570	$928
Trade accounts receivable, net	2,076	1,970
Inventories	2,050	1,867
Prepaid income taxes	296	264
Other current assets	711	731
Total current assets	5,704	5,760
Property, plant and equipment, net	2,478	2,446
Goodwill	13,269	12,920
Other intangible assets, net	6,060	5,902
Deferred tax assets	3,900	3,942
Other long-term assets	1,482	1,500
TOTAL ASSETS	$32,892	$32,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$510	$20
Accounts payable	868	862
Accrued expenses	1,918	2,160
Other current liabilities	787	761
Total current liabilities	4,083	3,803
Long-term debt	8,495	8,915
Deferred income taxes	210	144
Other long-term liabilities	1,995	2,035

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - issued 10,062,500 shares as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,700,828,873 shares as of March 31, 2023 and 1,696,633,993 shares as of December 31, 2022	17	17
Treasury stock, at cost - 263,289,848 shares as of March 31, 2023 and December 31, 2022	(2,251)	(2,251)
Additional paid-in capital	20,356	20,289
Accumulated deficit	(450)	(750)
Accumulated other comprehensive income (loss), net of tax	178	269
Total stockholders’ equity	17,850	17,573
Noncontrolling interests	259	—
Total equity	18,109	17,573
TOTAL LIABILITIES AND EQUITY	$32,892	$32,469

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended March 31,
(in millions, except share data)	2023	2022
Preferred stock shares issued
Beginning	10,062,500	10,062,500
Preferred stock issuance	—	—
Ending	10,062,500	10,062,500
Common stock shares issued
Beginning	1,696,633,993	1,688,810,052
Common stock issuance	—	—
Impact of stock-based compensation plans	4,194,880	4,018,935
Ending	1,700,828,873	1,692,828,987

Preferred stock
Beginning	$—	$—
Preferred stock issuance	—	—
Ending	$—	$—
Common stock
Beginning	$17	$17
Common stock issuance	—	—
Impact of stock-based compensation plans	—	—
Ending	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)
Repurchase of common stock	—	—
Ending	$(2,251)	$(2,251)
Additional Paid-In Capital
Beginning	$20,289	$19,986
Impact of stock-based compensation plans	68	57
Ending	$20,356	$20,043
Accumulated Deficit
Beginning	$(750)	$(1,392)
Net income (loss)	314	110
Preferred stock dividends	(14)	(14)
Ending	$(450)	$(1,296)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$269	$263
Changes in other comprehensive income (loss)	(91)	(41)
Ending	$178	$222
Total stockholders' equity	$17,850	$16,735

Noncontrolling interests
Beginning	$—	$—
Net income (loss) attributable to noncontrolling interests	—	—
Changes in other comprehensive income (loss)	—	—
Changes to noncontrolling ownership interest	259	—
Ending	$259	$—

Total equity	$18,109	$16,735

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss)	$314	$110
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	285	274
Deferred and prepaid income taxes	19	(75)
Stock-based compensation expense	55	52
Net loss (gain) on investments and notes receivable	31	20
Contingent consideration net expense (benefit)	12	12
Inventory step-up amortization	—	17
Debt extinguishment costs	—	194
Other, net	(2)	19
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(86)	(66)
Inventories	(185)	(108)
Other assets	(41)	(140)
Accounts payable, accrued expenses and other liabilities	(211)	(368)
Cash provided by (used for) operating activities	190	(58)

Investing activities:
Purchases of property, plant and equipment and internal use software	(111)	(121)
Proceeds from sale of property, plant and equipment	3	8
Payments for acquisitions of businesses, net of cash acquired	(375)	(1,471)
Proceeds from (payments for) investments and acquisitions of certain technologies	(10)	(10)
Proceeds from royalty rights	9	19
Cash provided by (used for) investing activities	(484)	(1,574)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(34)	(20)
Payments for royalty rights	(34)	(39)
Payments on short-term borrowings	—	(250)
Net increase (decrease) in commercial paper	—	223
Payments on long-term borrowings and debt extinguishment costs	—	(3,184)
Proceeds from long-term borrowings, net of debt issuance costs	—	3,271
Cash dividends paid on preferred stock	(14)	(14)
Cash used to net share settle employee equity awards	(50)	(46)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	63	52
Cash provided by (used for) financing activities	(69)	(6)

Effect of foreign exchange rates on cash	—	—

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(363)	(1,639)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,126	2,168
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$763	$529

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Three Months Ended March 31,
(in millions)	2023	2022
Supplemental Information
Stock-based compensation expense	$55	$52
Non-cash impact of transferred royalty rights	(9)	(19)

	As of March 31,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2023	2022
Cash and cash equivalents	$570	$325
Restricted cash and restricted cash equivalents included in Other current assets	135	146
Restricted cash equivalents included in Other long-term assets	57	59
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$763	$529

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include the accounts of the Company's wholly owned- subsidiaries and entities for which the Company has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2023, we acquired a majority stake investment in Acotec Scientific Holdings Limited (Acotec) and have elected to consolidate their financial statements on a one quarter lag. Accordingly, their results of operations for the period following the closing of the transaction on February 20, 2023 are omitted from the Company’s unaudited consolidated statements of operations for the quarter ended March 31, 2023.

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

2023 Acquisitions

On April 4, 2023, we completed our acquisition of 100 percent of the outstanding equity of Apollo Endosurgery, Inc. (Apollo), a public company which offers a portfolio of devices used during endoluminal procedures to close gastrointestinal defects, manage gastrointestinal complications and aid in weight loss for patients suffering from obesity. The agreement consisted of an upfront cash payment of $10.00 per share, or approximately $615 million. The Apollo business is being integrated into our Endoscopy division.

On February 20, 2023, we completed the acquisition of a majority stake investment in Acotec, a publicly traded Chinese manufacturer of drug-coated balloons used in the treatment of vascular and other diseases. We acquired approximately 65 percent of the outstanding shares of Acotec, for an upfront cash payment of HK$20.00 per share, or $519 million at foreign currency exchange rates at closing. The Acotec portfolio complements our existing Peripheral Interventions portfolio.

Purchase Price Allocation

We accounted for the Acotec transaction as a business combination in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase price was comprised of the amount presented below:

(in millions)
Payment for majority interest acquisition, net of cash acquired (1)	$375
$375
(1) Excludes approximately $140 million of cash on hand at the closing of the transaction.

We recorded the assets acquired, liabilities assumed and the noncontrolling interest at their respective fair values as of the closing of the transaction. The preliminary purchase price allocation was comprised of the following components and the final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with FASB ASC Topic 805:

(in millions)
Goodwill	$336
Amortizable intangible assets	334
Other assets acquired	61
Liabilities assumed	(23)
Net deferred tax liabilities	(74)
Fair value of noncontrolling interest	$(259)
$375

The fair value of the noncontrolling interest was based on the publicly traded market value of the remaining 35 percent of the outstanding shares we did not acquire as of the transaction date and is presented within Stockholders' equity within our accompanying unaudited consolidated balance sheets. Goodwill was primarily established due to opportunities for collaboration in research and development, manufacturing and commercial strategies, and is not deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$308	11	14%
Customer relationships	15	11	14%
Other intangible assets	11	13	14%
	$334

2022 Acquisition

On February 14, 2022, we completed our acquisition of Baylis Medical Company Inc. (Baylis Medical), a privately-held company which developed the radiofrequency (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which expanded our electrophysiology and structural heart product portfolios. The transaction consisted of an upfront cash payment of $1.463 billion, net of cash acquired, subject to closing adjustments. We are integrating the Baylis Medical business into our Cardiology division.

Purchase Price Allocation

We accounted for the acquisition of Baylis Medical as a business combination in accordance with FASB ASC Topic 805, Business Combinations. The final purchase price was comprised of the amount presented below:

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
$1,463

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, and is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$622	11	11%
Other intangible assets	36	11	11%
	$657
Contingent Consideration

None of our acquisitions that closed during the first quarters of 2023 or 2022 contained contingent consideration arrangements. Changes in the fair value of our contingent consideration liability during the first quarter of 2023 associated with prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2022	$149
Contingent consideration net expense (benefit)	12
Contingent consideration payments	(68)
Balance as of March 31, 2023	$93

The payments made during the first quarter of 2023 were primarily related to our 2021 acquisition of Farapulse, Inc. As of March 31, 2023, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was approximately $359 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of March 31, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$13 million	Discounted Cash Flow	Discount Rate	1%	-	2%	2%
			Probability of Payment	10%	-	25%	22%
			Projected Year of Payment	2023	-	2025	2024
Revenue-based Payments	$80 million	Discounted Cash Flow	Discount Rate	6%	-	14%	7%
			Probability of Payment	100%			100%
			Projected Year of Payment	2023	-	2024	2023
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), regulatory and commercialization-based milestones and revenue-based payments are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of March 31, 2023.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	March 31, 2023	December 31, 2022
Equity method investments	$166	$188
Measurement alternative investments(1, 2)	219	219
	$385	$407
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
(2)    Includes publicly-held securities measured at fair value with changes in fair value recognized in Other, net within our accompanying unaudited consolidated statements of operations.

These investments are classified as Other long-term assets within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

As of March 31, 2023, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $209 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of March 31, 2023		As of December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,707	$(7,553)	$12,397	$(7,378)
Patents	473	(381)	486	(394)
Other intangible assets	2,005	(1,422)	1,960	(1,400)
Amortizable intangible assets	$15,185	$(9,357)	$14,843	$(9,173)

Goodwill	$23,169	$(9,900)	$22,820	$(9,900)

IPR&D	$112		$112
Technology-related	120		120
Indefinite-lived intangible assets	$232		$232

The increase in our balance of goodwill and amortizable intangible assets is related primarily to our acquisition of a majority stake investment in Acotec completed in the first quarter of 2023.

The following represents a roll-forward of our goodwill balance by global reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2022	$4,237	$8,684	$12,920
Goodwill acquired	—	336	336
Impact of foreign currency fluctuations and purchase price adjustments	—	13	13
As of March 31, 2023	$4,237	$9,032	$13,269

Goodwill and Intangible Asset Impairments
We did not record any goodwill impairment charges in the first quarters 2023 or 2022. Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

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

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) within our unaudited consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within Cost of products sold in our unaudited consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within AOCI to earnings at that time. The cash flows related to the derivative instruments designated as cash flow hedges are reported as operating activities in our consolidated statements of cash flows.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of March 31, 2023 and December 31, 2022, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% euro-denominated senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the Cumulative Translation Adjustment (CTA) component of Other Comprehensive Income (OCI). We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of March 31, 2023 or December 31, 2022. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		March 31, 2023	December 31, 2022
Forward currency contracts	Cash flow hedge	$2,673	$2,725
Forward currency contracts	Net investment hedge	365	365
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,623	4,235
Total Notional Outstanding		$7,657	$8,321
(1)    Foreign currency-denominated debt is the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

As of March 31, 2023, the remaining time to maturity is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and three years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2023
Forward currency contracts
Cash flow hedges	$13	$(3)	$10	Cost of products sold	$1,040	$(69)	$16	$(54)
Net investment hedges(2)	6	(1)	4	Interest expense	65	(3)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	(19)	4	(14)	Other, net	43	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	65	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended March 31, 2022
Forward currency contracts
Cash flow hedges	$45	$(10)	$35	Cost of products sold	$955	$(30)	$7	$(23)
Net investment hedges(2)	15	(3)	11	Interest expense	279	(2)	—	(2)
Foreign currency-denominated debt
Net investment hedges(3)	24	(5)	18	Other, net	31	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	279	14	(3)	11

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

As of March 31, 2023, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below:

(in millions)	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$189
Forward currency contracts	Net investment hedge	Interest expense	9
Interest rate derivative contracts	Cash flow hedge	Interest expense	(3)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended March 31,
(in millions)		2023	2022
Net gain (loss) on currency hedge contracts	Other, net	$(8)	$(29)
Net gain (loss) on currency transaction exposures	Other, net	(6)	21
Net currency exchange gain (loss)		$(14)	$(9)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		March 31, 2023	December 31, 2022
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$168	$196
Forward currency contracts	Other long-term assets	132	149
		299	345
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	19	36
Total Derivative and Nonderivative Assets		$319	$381

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other long-term liabilities	0	1
Foreign currency-denominated debt(2)	Long-term debt	971	952
		972	953
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	37	52
Total Derivative and Nonderivative Liabilities		$1,009	$1,005
(1)    We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2)    Foreign currency-denominated debt is the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge. A portion of this notional is subject to de-designation and re-designation based on changes in the underlying hedged item.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	March 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$170	$—	$—	$170	$673	$—	$—	$673
Publicly-held equity securities	2	—	—	2	2	—	—	2
Hedging instruments	—	319	—	319	—	381	—	381
Licensing arrangements	—	—	113	113	—	—	127	127
	$172	$319	$113	$604	$674	$381	$127	$1,182
Liabilities
Hedging instruments	$—	$1,009	$—	$1,009	$—	$1,005	$—	$1,005
Contingent consideration liability	—	—	93	93	—	—	149	149
Licensing arrangements	—	—	120	120	—	—	159	159
	$—	$1,009	$213	$1,222	$—	$1,005	$308	$1,313

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies. In addition to $170 million invested in money market funds and time deposits as of March 31, 2023 and $673 million as of December 31, 2022, we held $400 million in interest-bearing and non-interest-bearing bank accounts as of March 31, 2023 and $256 million as of December 31, 2022.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions, Divestitures and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We maintain a financial asset and associated liability for our licensing arrangements measured at fair value in our accompanying unaudited consolidated balance sheets in accordance with FASB ASC Topic 825, Financial Instruments. We elected the fair value option to measure the financial asset and associated liability as it provides for consistency and comparability of these financial instruments with others. Refer to Note D – Hedging Activities and Fair Value Measurements to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of March 31, 2023 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of March 31, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$113 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2023	-	2025	2024
Financial Liability	$120 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2023	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2022	$127
Proceeds from royalty rights	(18)
Fair value adjustment (expense) benefit	4
Balance as of March 31, 2023	$113

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2022	$159
Payments for royalty rights	(43)
Fair value adjustment expense (benefit)	5
Balance as of March 31, 2023	$120

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

The fair value of our outstanding debt obligations was $8.467 billion as of March 31, 2023 and $8.203 billion as of December 31, 2022. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.005 billion as of March 31, 2023 and $8.935 billion as of December 31, 2022, with current obligations of $510 million as of March 31, 2023 and $20 million as of December 31, 2022. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			March 31, 2023	December 31, 2022
March 2024 Senior Notes(4)	February 2019	March 2024	—	504	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	1,088	1,067	0.750%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes(4)	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	979	960	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	816	800	1.375%
March 2028 Senior Notes(4)	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes(4)	February 2019	March 2029	272	272	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	816	800	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	544	534	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.750%
March 2039 Senior Notes(4)	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes(4)	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2023 - 2049	(73)	(76)
Finance Lease Obligation		Various	5	5
Long-term debt			$8,495	$8,915
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
(3)    These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of March 31, 2023 and December 31, 2022, respectively.
(4)    Amounts repaid, or partially repaid as the case may be, in connection with the March 2022 tender offer and early redemption of certain of our outstanding senior notes are described below.

Revolving Credit Facility

On May 10, 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, among other things described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of March 31, 2023 or December 31, 2022.

Financial Covenant

As of March 31, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility, as amended.

	Covenant Requirement	Actual
	as of March 31, 2023	as of March 31, 2023
Maximum permitted leverage ratio(1)	3.75 times	2.52 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for any qualified acquisitions due to our funding of these acquisitions using cash on hand.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of March 31, 2023, we had $457 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022 for a total of $1.443 billion. As of March 31, 2023, we had $1.424 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We had no commercial paper outstanding as of March 31, 2023 or December 31, 2022. In April 2023, we issued commercial paper to partially fund our acquisition of Apollo. As of the date of this Quarterly Report on Form 10-Q, we had approximately $400 million of commercial paper outstanding, which directly reduces our borrowing capacity under the 2021 Revolving Credit Facility.

Senior Notes

We had senior notes outstanding of $9.067 billion as of March 31, 2023 and $8.986 billion as of December 31, 2022. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

Factoring Arrangements	As of March 31, 2023		As of December 31, 2022
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$188	5.5%	$161	2.4%
Yen denominated	188	0.5%	194	0.6%
Renminbi denominated	14	3.0%	13	3.1%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $143 million as of March 31, 2023 and $135 million as of December 31, 2022, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of March 31, 2023 and December 31, 2022 we had not recognized a related liability for any outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. where our suppliers can opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $128 million as of March 31, 2023 and $129 million as of December 31, 2022.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	March 31, 2023	December 31, 2022
Trade accounts receivable	$2,194	$2,079
Allowance for credit losses	(118)	(109)
	$2,076	$1,970

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2023	2022
Beginning balance	$109	$108
Credit loss expense	16	11
Write-offs	(6)	(5)
Ending balance	$118	$113

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

Inventories

	As of
(in millions)	March 31, 2023	December 31, 2022
Finished goods	$1,223	$1,171
Work-in-process	176	147
Raw materials	651	548
	$2,050	$1,867

Other current assets

	As of
(in millions)	March 31, 2023	December 31, 2022
Restricted cash and restricted cash equivalents	$135	$149
Derivative assets	187	232
Licensing arrangements	56	60
Other	333	290
	$711	$731

Property, plant and equipment, net

	As of
(in millions)	March 31, 2023	December 31, 2022
Land	$141	$137
Buildings and improvements	1,763	1,695
Equipment, furniture and fixtures	3,367	3,297
Capital in progress	567	598
	5,837	5,728
Less: accumulated depreciation	3,359	3,282
	$2,478	$2,446

Depreciation expense was $82 million for the first quarter of 2023 and $76 million for the first quarter of 2022.

Other long-term assets

	As of
(in millions)	March 31, 2023	December 31, 2022
Restricted cash equivalents	$57	$48
Operating lease right-of-use assets	399	386
Derivative assets	133	149
Investments	385	407
Licensing arrangements	57	67
Indemnification asset	170	172
Other	280	271
	$1,482	$1,500

Accrued expenses

	As of
(in millions)	March 31, 2023	December 31, 2022
Legal reserves	$207	$231
Payroll and related liabilities	661	830
Rebates	347	352
Contingent consideration	83	74
Other	620	674
	$1,918	$2,160

Other current liabilities

	As of
(in millions)	March 31, 2023	December 31, 2022
Deferred revenue	$231	$220
Licensing arrangements	57	79
Taxes payable	281	232
Other	217	230
	$787	$761

Other long-term liabilities

	As of
(in millions)	March 31, 2023	December 31, 2022
Accrued income taxes	$608	$597
Legal reserves	209	212
Contingent consideration	10	75
Licensing arrangements	63	80
Operating lease liabilities	360	347
Deferred revenue	290	289
Other	457	434
	$1,995	$2,035

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2023	2022
Effective tax rate from continuing operations	29.4%	29.1%

The changes in our reported tax rates for the first quarter of 2023, as compared to the same period in 2022, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include debt extinguishment charges recorded in the first quarter of 2022, as well as certain discrete tax items primarily related to provision-to-return adjustments recorded in the first quarter of 2023.

As of March 31, 2023, we had $501 million of gross unrecognized tax benefits, of which a net $415 million, if recognized, would affect our effective tax rate. As of December 31, 2022, we had $492 million of gross unrecognized tax benefits, of which a net $410 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to positions on new entities we acquired through recent acquisitions and restructuring activities.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $77 million.

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

In addition, like other companies in the medical device industry, we are subject to extensive regulation by national, state and local government agencies in the U.S. and other countries in which we operate. From time to time we are the subject of qui tam actions and governmental investigations often involving regulatory, marketing and other business practices. These qui tam actions and governmental investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies and have a material adverse effect on our financial position, results of operations and/or liquidity. For additional information, refer to Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

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

Our accrual for legal matters that are probable and estimable was $416 million as of March 31, 2023 and $443 million as of December 31, 2022 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund (QSF), which is included in restricted cash and restricted cash equivalents in Other current assets of $135 million as of March 31, 2023 and $149 million as of December 31, 2022. Refer to Note F – Supplemental Balance Sheet Information for additional information. We did not record any litigation-related net charges during the first quarter of 2023 or 2022.

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

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against us in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. Following the trial, UT has filed a motion seeking prejudgment interest and enhanced damages. The Company has filed a motion seeking judgment as a matter of law in its favor or alternatively a new trial.

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

We have established a product liability accrual for remaining claims asserted against us associated with our transvaginal surgical mesh products and the costs of defense thereof. We continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims. We continue to vigorously contest these cases and claims. The final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

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

On April 5, 2023, the Company received a subpoena from the U.S. Department of Justice (DOJ) that seeks documents and information relating to its ambulatory electrocardiography monitoring (AECG) business. The Company is cooperating with the DOJ in responding to this subpoena.

Other Proceedings

On December 4, 2020, Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Mariano Errichiello as the lead plaintiff. The plaintiffs filed an Amended Complaint in June 2021 that seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. The Company filed a Motion to Dismiss in July 2021, which, in December 2022, the Court granted in part and denied in part. The Company intends to vigorously defend itself against the surviving allegations. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it was conducting an investigation related to the Company’s decision to retire the LOTUS System and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company cooperated fully with the requests, and on January 3, 2022, the SEC informed us that it was concluding its investigation and that it did not intend to recommend an enforcement action. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund, Diane Nachbaur, and Frank Tripson, three stockholders of the Company, on July 26, 2021, July 29, 2021, and February 13, 2023, respectively, each demanding access to certain books and records of the Company, pursuant to 8 Delaware Section 220, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items. On February 7, 2023, Diane Nachbaur filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, David Roux, John E. Sununu, Ellen M. Zane, Joseph M. Fitzgerald, Daniel J. Brennan, Shawn McCarthy, Ian Meredith, Kevin Ballinger, and Susan Vissers Lisa.

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

On May 27, 2020, we completed an offering of 10,062,500 shares of 5.50% Mandatory Convertible Preferred Stock (MCPS), Series A at a price to the public and liquidation preference of $100 per share. The net proceeds from the MCPS offering were approximately $975 million after deducting underwriting discounts and commissions and offering expenses. As of March 31, 2023, our MCPS had an aggregate liquidation preference of $1.006 billion.

During the first quarter of 2023, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, a cash dividend of $1.375 per MCPS share to holders of our MCPS as of February 15, 2023, representing a dividend period from December 2022 through February 2023. On April 24, 2023 the Committee declared a cash dividend of $1.375 per MCPS share to holders of our MCPS as of May 15, 2023, representing a dividend period from March through May 2023. We have presented cumulative, unpaid dividends within Accrued expenses within our accompanying unaudited consolidated balance sheet as of March 31, 2023.

Refer to Note J – Stockholders' Equity to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended March 31,
(in millions)	2023	2022
Weighted average shares outstanding — basic	1,435.8	1,427.8
Net effect of common stock equivalents	10.2	10.6
Weighted average shares outstanding - diluted	1,446.0	1,438.4

The following securities were excluded from the calculation of diluted weighted average shares outstanding because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended March 31,
(in millions)	2023	2022
Stock options outstanding(1)	3	3
MCPS(2)	24	24
(1)    Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(2)    Represents common stock issuable upon the conversion of MCPS. Refer to Note I – Stockholders' Equity for additional information.

We base Net income (loss) per common share - diluted upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options, stock awards and MCPS from the calculation if the effect would be anti-dilutive. The dilutive effect of MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the beginning of the reporting period to the extent that the effect is dilutive.

For the first quarter of 2023 and 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income attributable to Boston Scientific common stockholders.

We issued approximately four million shares of our common stock in the first quarter of 2023 and 2022 following the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first quarter of 2023 or 2022. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2023, we had the full amount remaining available under the authorization.

NOTE K – SEGMENT REPORTING

We aggregate our core businesses into two reportable segments: MedSurg and Cardiovascular, each of which generates revenues from the sale of medical devices. In accordance with FASB ASC Topic 280, Segment Reporting, we identified our reportable segments based on the nature of our products, production processes, type of customer, selling and distribution methods and regulatory environment, as well as the economic characteristics of each of our operating segments.

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

	Three Months Ended March 31,
Net Sales	2023	2022
MedSurg	$1,252	$1,164
Cardiovascular	2,049	1,902
Total net sales of reportable segments	3,301	3,066
Impact of foreign currency fluctuations	88	(40)
	$3,389	$3,026

Income (loss) before income taxes
MedSurg	$400	$371
Cardiovascular	541	477
Total operating income of reportable segments	940	847
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(75)	(66)
Goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(110)	(117)
Amortization expense	(203)	(198)
Operating income (loss)	552	466
Other expense, net	(108)	(310)
Income (loss) before income taxes	$444	$156

	Three Months Ended March 31,
Operating income margin of reportable segments	2023	2022
MedSurg	31.9%	31.8%
Cardiovascular	26.4%	25.1%

NOTE L – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes within our accompanying unaudited consolidated statements of operations. Our business structure is organized into five operating segments. The following tables disaggregate our revenue from contracts with customers by component and geographic region (in millions). We allocate revenue from contracts with customers to geographic regions based on the location where the sale originated.

	Three Months Ended March 31,
	2023			2022
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$351	$226	$577	$312	$220	$531
Urology	326	143	469	286	127	413
Neuromodulation	172	62	234	161	49	209
MedSurg	850	430	1,280	758	395	1,153
Interventional Cardiology Therapies	183	408	591	186	358	544
Watchman	265	25	291	203	23	226
Cardiac Rhythm Management	345	203	548	325	195	519
Electrophysiology	85	91	177	50	68	118
Cardiology	879	727	1,606	764	644	1,407
Peripheral Interventions	275	229	503	256	210	465
Cardiovascular	1,154	956	2,110	1,019	853	1,873
Total Net Sales	$2,003	$1,386	$3,389	$1,778	$1,248	$3,026

Refer to Note K- Segment Reporting for information on our reportable segments.

	Three Months Ended March 31,
Geographic Regions	2023	2022
U.S.	$2,003	$1,778
Europe, Middle East and Africa	712	624
Asia-Pacific	548	517
Latin America and Canada	126	107
Total Net Sales	$3,389	$3,026

Emerging Markets(1)	$529	$440
(1)Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada. We have revised prior year amounts to conform to the current year's presentation.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $521 million as of March 31, 2023 and $509 million as of December 31, 2022. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor (ICM) system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $42 million in the first quarter that was included in the above contract liability balance as of December 31, 2022. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

For additional information on variable consideration, refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(40)	10	(5)	(35)
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(53)	(0)	(56)
Total other comprehensive income (loss)	(42)	(43)	(5)	(91)
Balance as of March 31, 2023	$(43)	$225	$(4)	$178

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	(63)	35	0	(27)
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(12)	0	(14)
Total other comprehensive income (loss)	(64)	23	0	(41)
Balance as of March 31, 2022	$29	$229	$(36)	$222

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first quarter of 2023, we implemented the following standards on a prospective basis, none of which had a material impact on our financial position or results of operations.

ASC Update No. 2022-01

ASC Update No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Update No. 2022-01 expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method, among other updates to these methods.

ASC Update No. 2022-02

ASC Update No. 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures makes amendments related to troubled debt restructurings for entities that have adopted Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as well as amendments related to vintage disclosures for entities with investments in financing receivables that have adopted Update No. 2016-13.

ASC Update No. 2022-04

ASC Update No. 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50) enhances the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude.

Standards to be Implemented

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

Financial Summary

Three Months Ended March 31, 2023

Our net sales for the first quarter of 2023 were $3.389 billion, as compared to $3.026 billion for the first quarter of 2022. This increase of $363 million, or 12.0 percent, included operational1 net sales growth of 14.9 percent and the negative impact of 290 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 14.0 percent and the positive impact of 90 basis points from our acquisition of Baylis Medical Company, Inc. (Baylis Medical) during the first quarter of 2022 for which there is less than a full period of comparable sales. The increase in our net sales was primarily driven by recent acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income attributable to Boston Scientific common stockholders for the first quarter of 2023 was $300 million, or $0.21 per diluted share. Our reported results for the first quarter of 2023 included certain charges and/or credits totaling $373 million (after-tax), or $0.26 per diluted share. Excluding these items, adjusted net income available to Boston Scientific common stockholders3 was $673 million, or $0.47 per diluted share.

Our reported net income available to common stockholders for the first quarter of 2022 was $97 million, or $0.07 per diluted share. Our reported results for the first quarter of 2022 included certain charges and/or credits totaling $465 million (after-tax), or $0.32 per diluted share. Excluding these items, adjusted net income available to common stockholders3 was $562 million, or $0.39 per diluted share.

1Operational net sales growth excludes the impact of foreign currency fluctuations.
2Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.
3Adjusted measures, including operational and organic net sales growth, exclude certain items required by generally accepted accounting principles in the United States (U.S. GAAP), are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended March 31, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$444	$131	$314	$(14)	$300	$0.21
Non-GAAP adjustments:
Amortization expense	203	28	175	—	175	0.12
Acquisition/divestiture-related net charges (credits)	59	(7)	66	—	66	0.05
Restructuring and restructuring-related net charges (credits)	44	8	37	—	37	0.03
Investment portfolio net losses (gains)	21	5	16	—	16	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	16	2	14	—	14	0.01
Deferred tax expenses (benefits)	—	(41)	41	—	41	0.03
Discrete tax items	—	(25)	25	—	25	0.02
Adjusted	$787	$100	$687	$(14)	$673	$0.47

	Three Months Ended March 31, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$156	$45	$110	$(14)	$97	$0.07
Non-GAAP adjustments:
Amortization expense	198	28	170	—	170	0.12
Acquisition/divestiture-related net charges (credits)	72	—	72	—	72	0.05
Restructuring and restructuring-related net charges (credits)	29	4	25	—	25	0.02
Investment portfolio net losses (gains)	7	2	5	—	5	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	16	2	14	—	14	0.01
Debt extinguishment charges	194	45	149	—	149	0.10
Deferred tax expenses (benefits)	—	(30)	30	—	30	0.02
Adjusted	$671	$96	$575	$(14)	$562	$0.39

(4) For the first quarter of 2023 and 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net loss and Adjusted net loss were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net loss attributable to Boston Scientific common stockholders.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business unit. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended March 31,
(in millions)	2023	2022	Increase/(Decrease)
Endoscopy	$577	$531	8.6%
Urology	469	413	13.5%
Neuromodulation	234	209	11.9%
MedSurg	1,280	1,153	11.0%
Cardiology	1,606	1,407	14.1%
Peripheral Interventions	503	465	8.2%
Cardiovascular	2,110	1,873	12.7%
Net Sales	$3,389	$3,026	12.0%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $577 million for the first quarter of 2023 represented 17 percent of our consolidated net sales. Endoscopy net sales increased $46 million, or 8.6 percent, during the first quarter of 2023, compared to the prior year period. During the first quarter of 2023, this increase included operational net sales growth of 11.5 percent and a negative impact of 290 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our hemostasis, infection prevention and single use imaging franchises. Within our single use imaging franchise, during the first quarter of 2023 we launched our third generation EXALT™ D Single-use Duodenoscope featuring several design updates based on physician feedback that are intended to improve the overall user experience.

Urology

Our Urology business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Net sales of Urology products of $469 million for the first quarter of 2023 represented 14 percent of our consolidated net sales. Urology net sales increased $56 million, or 13.5 percent, during the first quarter of 2023, compared to the prior year period. During the first quarter of 2023, this increase included operational net sales growth of 15.6 percent and a negative impact of 210 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven by our stone management franchise led by our LithoVue™ Single-Use Digital Flexible Ureteroscope System, our prosthetic urology franchise led by our AMS 700™ Inflatable Penile Prosthesis Device and our prostate health franchise led by our Rezum™ Water Vapor Therapy System.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $234 million for the first quarter of 2023 represented 7 percent of our consolidated net sales. Neuromodulation net sales increased $25 million, or 11.9 percent, during the first quarter of 2023 compared to the prior year period. During the first quarter of 2023, operational net sales growth of 13.7 percent was offset by a negative impact of 180 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth for the first quarter of 2023 was primarily due to strong procedural volume growth within our spinal cord stimulation (SCS) franchise driven by our WaveWriter Alpha™ SCS System, as well as growth within our Brain franchise primarily driven by the recent U.S. launch of the Guide™ XT software.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $1.606 billion for the first quarter of 2023 represented 47 percent of our consolidated net sales. Cardiology net sales increased $199 million, or 14.1 percent, during the first quarter of 2023 compared to the prior year period. During the first quarter of 2023, this increase included operational net sales growth of 17.3 percent and a negative impact of 310 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth included organic net sales growth of 15.4 percent in the first quarter of 2023 and the positive impact of 190 basis points from our acquisition of Baylis Medical in the first quarter of 2022.

Organic net sales growth was primarily driven by continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN™ FLX LAAC Device, as well as growth of our percutaneous coronary intervention guidance, diagnostics, access solutions and structural heart valve franchises and our Farapulse™ Ablation System.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $503 million for the first quarter of 2023 represented 15 percent of our consolidated net sales. Peripheral Interventions net sales increased $38 million, or 8.2 percent, during the first quarter of 2023 compared to the prior year period. During the first quarter of 2023, this increase included operational net sales growth of 11.5 percent and a negative impact of 340 basis points from foreign currency fluctuations, compared to the prior year period.

Organic net sales growth was primarily driven by our Ranger™ Drug-Coated Balloon and Eluvia™ Drug-Eluting Stent System, as well as our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and our EMBOLD™ Fibered Coil. In the first quarter of 2023, we acquired a majority stake investment in Acotec Scientific Holdings Limited (Acotec) and have elected to consolidate their results of operations on a one quarter lag. Accordingly, their net sales for the period following the closing of the transaction on February 20, 2023 are omitted from our unaudited consolidated statements of operations for the quarter ended March 31, 2023.

Emerging Markets

As part of our strategic imperative to drive global expansion, we are seeking to grow net sales and market share by expanding our global presence, including in Emerging Markets. Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada. We have revised prior year amounts to conform to the current year's presentation. Our Emerging Markets net sales represented 16 percent and 15 percent of our consolidated net sales during the first quarter of 2023 and 2022, respectively. During the first quarter of 2023, our Emerging Markets net sales grew 20.2 percent on a reported basis, which included operational net sales growth of 26.3 percent and a negative impact of 600 basis points from foreign currency fluctuations, compared to the prior year period. Operational growth was driven primarily by growth in China with previously delayed procedures driving increased demand.

Economic Trends

Our business has been impacted by global supply chain disruptions. In particular, we have experienced increases in cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, rising interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, as well as the tension between China/Taiwan, may create economic, supply chain, energy, and other challenges, which impact, and may in the future negatively impact our business. In particular, international conflicts may result in sanctions, tariffs, and other measures that restrict international trade and negatively affect our business operations and results.

Gross Profit

Our Gross profit was $2.349 billion for the first quarter of 2023 and $2.071 billion for the first quarter of 2022. As a percentage of net sales, our Gross profit increased to 69.3 percent during the first quarter of 2023, as compared to 68.4 percent in the first quarter of 2022. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

Percentage of Net Sales
Three Months
Gross profit margin - period ended March 31, 2022	68.4%
Sales pricing, volume and mix	0.9
Manufacturing and supply costs	1.5
Net impact of foreign currency fluctuations	(1.2)
All other, including other period expenses	(0.4)
Gross profit margin - period ended March 31, 2023	69.3%

The increase in our gross profit margin resulted primarily from favorable sales mix and increased sales of higher margin products, as well as improvements in manufacturing and supply costs. While global supply chain challenges persist, we experienced improvement in the first quarter as recovery continues. These impacts were partially offset by the unfavorable impact of foreign currency and period expenses. We expect our gross profit margin for the first half of 2023 to be higher than the second half primarily due to timing of foreign currency movements in the prior year period.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2023		2022
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,215	35.9%	$1,060	35.0%
Research and development expenses	337	9.9%	319	10.5%

Selling, general and administrative expenses (SG&A Expenses)

During the first quarter of 2023, SG&A expenses increased $155 million, or 15 percent, as compared to the prior year period and were 90 basis points higher as a percentage of net sales. The increase in SG&A expenses were primarily due to higher selling costs driven by higher global net sales.

Research and development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the first quarter of 2023, R&D expenses increased $17 million, or 5 percent, as compared to the prior year period and were 60 basis points lower as a percentage of net sales. R&D expenses increased as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the first quarter of 2023, Amortization expense increased $5 million, or 2 percent, compared to the prior year period. The increase in Amortization expense was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $12 million in the first quarter of 2023 and 2022, respectively. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan). The 2023 Restructuring Plan is intended to meet evolving global market demands and conditions by ensuring that we are structured and resourced to support our strategic imperatives and deliver sustainable value. For more information, refer to 2023 Restructuring Plan contained in Item 7 of our most recent Annual Report on Form 10-K.

Pursuant to this program, we recorded restructuring charges in accordance with to FASB ASC Topic 420, Exit or Disposal Cost Obligations of $20 million in the first quarter of 2023. In addition, we recorded restructuring-related charges of $24 million in the first quarter of 2023 primarily within Cost of products sold and Selling, general and administrative expenses. During the first quarter of 2022, we recorded restructuring charges of $4 million and restructuring-related charges of $25 million associated with our 2019 Restructuring Plan, which was substantially completed as of December 31, 2022.

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended March 31,
	2023	2022
Interest expense (in millions)	$(65)	$(279)
Average borrowing rate	2.8%	11.5%

Interest expense and our average borrowing rate decreased during the first quarter of 2023 compared to the prior year period, due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs, as well as the to the issuance of euro-denominated bonds, which carry lower interest rates, during the first quarter of 2022. For the first quarter of 2022, the weighted average borrowing rate associated with our outstanding senior notes was 3.7 percent. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended March 31,
	2023	2022
Effective tax rate from continuing operations	29.4%	29.1%

The changes in our reported tax rates for the first quarter of 2023, as compared to the same period in 2022, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include debt extinguishment charges recorded in the first quarter of 2022, as well as certain discrete tax items primarily related to provision-to-return adjustments recorded in the first quarter of 2023.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the first quarter of 2023, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of March 31, 2023, we had $570 million of unrestricted Cash and cash equivalents on hand, including approximately $140 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $170 million invested in money market funds and time deposits and $400 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

During 2021, we entered into a new $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, as well as modification to the calculation of consolidated EBITDA, described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. As of March 31, 2023, we had no commercial paper debt outstanding, resulting in the full $2.750 billion of available liquidity under the 2021 Revolving Credit Facility. In April 2023, we issued commercial paper to partially fund our acquisition of Apollo. As of the date of this Quarterly Report on Form 10-Q, we had approximately $400 million of commercial paper outstanding, which directly reduces our borrowing capacity under the 2021 Revolving Credit Facility.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Three Months Ended March 31,
(in millions)	2023	2022
Cash provided by (used for) operating activities	$190	$(58)
Cash provided by (used for) investing activities	(484)	(1,574)
Cash provided by (used for) financing activities	(69)	(6)

Operating Activities

During the first quarter of 2023, cash provided by (used for) operating activities increased $248 million as compared to the prior year period primarily due to comparatively higher net sales and operating income as well as lower acquisition-related and restructuring-related payments.

Investing Activities

During the first quarter of 2023, cash provided by (used for) investing activities included cash payments of $375 million, net of cash acquired, for the acquisition of a majority stake in Acotec, as well as purchases of property, plant and equipment and internal use software of $111 million. During the first quarter of 2022, cash used for investing activities included a net cash payment of $1.471 billion for the acquisition of Baylis Medical. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment and internal use software of $121 million during the first quarter of 2022.

Financing Activities

Cash provided by (used for) financing activities in the first quarter of 2023 included cash used to net share settle employee equity awards of $50 million and proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $63 million. In the first quarter of 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Financial Covenant

As of March 31, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility, as amended, as described below.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for any qualified acquisitions due to the funding of these acquisitions using cash on hand. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of March 31, 2023, we had $457 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022 for a total of $1.443 billion. As of March 31, 2023, we had $1.424 billion of the litigation exclusion remaining.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of March 31, 2023.

Equity

We received $63 million during the first quarter of 2023 and $52 million during the first quarter of 2022 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first quarter of 2023 or 2022. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of March 31, 2023, we had the full amount remaining available under the authorization.

Legal Matters

For a discussion of our material legal proceedings refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2022 and relevant accounting pronouncements to be implemented in the future are included in Note N – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Additional Information

Corporate Responsibility

Our sustainable environmental, social and governance practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. These efforts are supported by our cross-functional Corporate Social Responsibility Steering Committee, our Corporate Social Responsibility Council, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. In addition, since 2021, our annual bonus plan has included performance measured against certain environmental, social and governance goals. For additional information on our sustainability efforts, as well as our Diversity, Equity and Inclusion (DE&I) initiatives, refer to our most recent Annual Report on Form 10-K. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

Stock Trading Policy

Our directors and executive officers are subject to our Stock Trading Policy, which is designed to facilitate compliance with insider trading laws and governs transactions in our common stock and related derivative securities. Our policy designates certain regular periods, dictated by release of financial results, in which trading is restricted for individuals in information-sensitive positions, including directors and executive officers. In addition, additional periods of trading restriction may be imposed as determined by the President and Chief Executive Officer, General Counsel, or Chief Financial Officer in light of material pending developments. Further, during permitted windows, certain individuals in information-sensitive positions are required to seek pre-clearance for trades from the General Counsel, who assesses whether there are any important pending developments which need to be made public before the individual may participate in the market.

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

Use of Non-GAAP Financial Measures

To supplement our unaudited consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share (EPS) that exclude certain charges (credits); operational net sales, which exclude the impact of foreign currency fluctuations; and organic net sales, which exclude the impact of foreign currency fluctuations as well as the impact of acquisitions and divestitures with less than a full period of comparable net sales. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio gains and losses, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment charges, deferred tax expenses (benefits) and discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate." Please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item.

The GAAP financial measures most directly comparable to adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share are GAAP net income (loss), GAAP net income (loss) attributable to Boston Scientific common stockholders and GAAP net income (loss) per common share - diluted, respectively.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders, adjusted net income (loss) per share, operational net sales and organic net sales growth rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of foreign currency fluctuations, future U.S. and global economic, political, competitive, reimbursement and regulatory conditions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; the impact of the COVID-19 pandemic on our operations and financial results; disruptions caused by extreme weather or other climate change-related events; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict, including those that have emerged or may increase in significance or likelihood as a result of the COVID-19 pandemic. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

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

Our Businesses
•Labor shortages and the impact of inflation on the cost of raw materials and direct labor,

•Risks associated with challenging or uncertain domestic and international economic conditions, including those related to rising interest rates, inflation, adverse developments and volatility in the banking industry, currency devaluations or economies entering into periods of recession,

•The impact of the COVID-19 pandemic and economic conditions created in part by the pandemic on worldwide economies, financial markets, manufacturing and distribution systems, including disruption in the manufacture or supply of certain components, materials or products, and business operations,

•The impact of natural disasters, climate change, additional future public health crises and other catastrophic events on our ability to manufacture, distribute and sell our products,

•The impact of competitive offerings, value-based procurement practices, government-imposed payback provisions and changes in reimbursement practices and policies on average selling prices for our products,

•The ongoing impact on our business of physician alignment to hospitals, governmental investigations and audits of hospitals and other market and economic conditions on the overall number of procedures performed,

•The performance of, and physician and patient confidence in, our products and technologies or those of our competitors,

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

Innovation and Certain Growth Initiatives

•The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable net sales growth opportunities as well as to maintain the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•Our ability to develop, manufacture and market new products and technologies successfully and in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•Our ability to execute appropriate decisions to discontinue, write-down or reduce the funding of any of our research and development projects, including projects from in-process research and development from our acquisitions, in our growth adjacencies or otherwise,

•Our dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments, and

•The potential failure to complete, successfully integrate and/or realize the expected benefits, including cost synergies, from the strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

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

Cost Reduction and Optimization Initiatives

•Risks associated with changes made or expected to be made to our organizational and operational structure, pursuant to our restructuring plans as well as any further restructuring or optimization plans we may undertake in the future and our ability to recognize benefits and cost reductions from such programs, and

•Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $6.660 billion as of March 31, 2023 and $7.324 billion as of December 31, 2022. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $241 million as of March 31, 2023 as compared to $208 million as of December 31, 2022. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $294 million as of March 31, 2023 as compared to $254 million as of December 31, 2022. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of March 31, 2023 and December 31, 2022. As of March 31, 2023, $9.067 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of March 31, 2023, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting in the first quarter of 2023. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and will evaluate quarterly whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note G – Income Taxes and Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

10.1
Second Amendment, dated as of March 1, 2023, to Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023, File No. 1-11083).

10.2*	Form of 2023 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.3*	Form of 2023 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan. #

10.4*	Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return). #

10.5*	Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Organic Net Sales Growth). #

22	Subsidiary Issuer of Guaranteed Securities

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 4, 2023.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer