Form 10-Q
period 2023-06-30
BOSTON SCIENTIFIC CORP
filed 2023-08-03
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of July 31, 2023 was 1,464,223,263.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022

Net sales	$3,599	$3,244	$6,988	$6,270
Cost of products sold	1,058	1,011	2,098	1,966
Gross profit	2,542	2,233	4,891	4,304

Operating expenses:
Selling, general and administrative expenses	1,354	1,165	2,570	2,225
Research and development expenses	359	335	695	654
Royalty expense	12	11	23	23
Amortization expense	210	204	412	402
Intangible asset impairment charges	57	7	57	7
Contingent consideration net expense (benefit)	19	36	31	48
Restructuring net charges (credits)	16	11	36	14
Litigation-related net charges (credits)	—	42	—	42
	2,028	1,810	3,825	3,415
Operating income (loss)	514	423	1,066	889

Other income (expense):
Interest expense	(70)	(64)	(135)	(343)
Other, net	(18)	(14)	(61)	(46)
Income (loss) before income taxes	426	345	870	501
Income tax expense (benefit)	156	85	287	131
Net income (loss)	270	260	584	370
Preferred stock dividends	(9)	(14)	(23)	(28)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Boston Scientific common stockholders	$261	$246	$561	$342

Net income (loss) per common share — basic	$0.18	$0.17	$0.39	$0.24
Net income (loss) per common share — diluted	$0.18	$0.17	$0.39	$0.24

Weighted-average shares outstanding
Basic	1,446.2	1,429.7	1,441.0	1,428.8
Diluted	1,456.2	1,437.8	1,451.1	1,438.1

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$270	$260	$584	$370
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15	77	(28)	13
Net change in derivative financial instruments	15	134	(28)	157
Net change in defined benefit pensions and other items	0	0	(5)	0
Other comprehensive income (loss)	30	211	(61)	170
Comprehensive income (loss)	$300	$471	$523	$540
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income attributable to Boston Scientific common stockholders	$300	$471	$523	$540

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$426	$928
Trade accounts receivable, net	2,134	1,970
Inventories	2,250	1,867
Prepaid income taxes	303	264
Other current assets	773	731
Total current assets	5,886	5,760
Property, plant and equipment, net	2,534	2,446
Goodwill	13,659	12,920
Other intangible assets, net	6,063	5,902
Deferred tax assets	3,865	3,942
Other long-term assets	1,595	1,500
TOTAL ASSETS	$33,601	$32,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$559	$20
Accounts payable	899	862
Accrued expenses	2,164	2,160
Other current liabilities	940	761
Total current liabilities	4,562	3,803
Long-term debt	8,494	8,915
Deferred income taxes	135	144
Other long-term liabilities	1,926	2,035

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of June 30, 2023 and 10,062,500 shares as of December 31, 2022	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,725,956,141 shares as of June 30, 2023 and 1,696,633,993 shares as of December 31, 2022	17	17
Treasury stock, at cost - 263,289,848 shares as of June 30, 2023 and December 31, 2022	(2,251)	(2,251)
Additional paid-in capital	20,441	20,289
Accumulated deficit	(189)	(750)
Accumulated other comprehensive income (loss), net of tax	208	269
Total stockholders’ equity	18,226	17,573
Noncontrolling interests	259	—
Total equity	18,485	17,573
TOTAL LIABILITIES AND EQUITY	$33,601	$32,469

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except share data)	2023	2022		2023	2022
Preferred stock shares issued
Beginning	10,062,500	10,062,500		10,062,500	10,062,500
Conversion of mandatory convertible preferred stock to common stock	(10,062,500)	—		(10,062,500)	—
Ending	—	10,062,500		—	10,062,500
Common stock shares issued
Beginning	1,700,828,873	1,692,828,987		1,696,633,993	1,688,810,052
Impact of stock-based compensation plans	1,144,366	363,798		5,339,246	4,382,733
Conversion of mandatory convertible preferred stock to common stock	23,982,902	—		23,982,902	—
Ending	1,725,956,141	1,693,192,785		1,725,956,141	1,693,192,785

Preferred stock
Beginning	$—	$—		$—	$—
Conversion of mandatory convertible preferred stock to common stock	—	—	—	—	$—
Ending	$—	$—		—	$—
Common stock
Beginning	$17	$17		$17	$17
Conversion of mandatory convertible preferred stock to common stock	0	—		0	—
Ending	$17	$17		$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)		$(2,251)	$(2,251)
Repurchase of common stock	—	—		—	—
Ending	$(2,251)	$(2,251)		$(2,251)	$(2,251)
Additional Paid-In Capital
Beginning	$20,356	$20,043		$20,289	$19,986
Impact of stock-based compensation plans	85	60		153	117
Ending	$20,441	$20,103		$20,441	$20,103
Accumulated Deficit
Beginning	$(450)	$(1,296)		$(750)	$(1,392)
Net income (loss)	270	260		584	370
Preferred stock dividends	(9)	(14)		(23)	(28)
Ending	$(189)	$(1,050)		$(189)	$(1,050)
Accumulated Other Comprehensive Income (Loss), Net of Tax
Beginning	$178	$222		$269	$263
Changes in other comprehensive income (loss)	30	211		(61)	170
Ending	$208	$433		$208	$433
Total stockholders' equity	$18,226	$17,251		18,226	17,251

Noncontrolling interests
Beginning	$259	$—		—	—
Net income (loss) attributable to noncontrolling interests	—	—		—	—
Changes in other comprehensive income (loss)	—	—		—	—
Changes to noncontrolling ownership interest	—	—		259	—
Ending	$259	$—		259	—

Total equity	$18,485	$17,251		18,485	17,251

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2023	2022
Net income (loss)	$584	$370
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	583	558
Deferred and prepaid income taxes	(45)	(93)
Stock-based compensation expense	115	107
Goodwill and other intangible asset impairment charges	57	7
Net loss (gain) on investments and notes receivable	35	36
Contingent consideration net expense (benefit)	31	48
Inventory step-up amortization	3	25
Debt extinguishment costs	—	194
Other, net	23	31
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(161)	(162)
Inventories	(399)	(180)
Other assets	(55)	(244)
Accounts payable, accrued expenses and other liabilities	78	(449)
Cash provided by (used for) operating activities	848	249

Investing activities:
Purchases of property, plant and equipment and internal use software	(254)	(226)
Proceeds from sale of property, plant and equipment	3	9
Payments for acquisitions of businesses, net of cash acquired	(1,018)	(1,471)
Proceeds from (payments for) investments and acquisitions of certain technologies	(73)	(10)
Proceeds from royalty rights	16	36
Proceeds from (payments for) settlements of hedge contracts	2	56
Cash provided by (used for) investing activities	(1,324)	(1,603)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(39)	(283)
Payments for royalty rights	(34)	(39)
Payments on short-term borrowings	—	(250)
Net increase (decrease) in commercial paper	37	154
Payments on long-term borrowings and debt extinguishment costs	—	(3,184)
Proceeds from long-term borrowings, net of debt issuance costs	—	3,270
Cash dividends paid on preferred stock	(28)	(28)
Cash used to net share settle employee equity awards	(52)	(47)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	90	58
Cash provided by (used for) financing activities	(26)	(350)

Effect of foreign exchange rates on cash	(3)	(6)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(506)	(1,710)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,126	2,168
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$620	$458

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Six Months Ended June 30,
(in millions)	2023	2022
Supplemental Information
Stock-based compensation expense	$115	$107
Non-cash impact of transferred royalty rights	(16)	(36)

	As of June 30,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2023	2022
Cash and cash equivalents	$426	$276
Restricted cash and restricted cash equivalents included in Other current assets	135	132
Restricted cash equivalents included in Other long-term assets	60	50
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$620	$458

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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
Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note H – Commitments and Contingencies for further details.

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

On June 15, 2022, we announced our entry into a definitive agreement with Synergy Innovation Co, Ltd, to purchase its majority stake in M.I. Tech Co., Ltd., (M.I. Tech), a publicly traded Korean manufacturer and distributor of medical devices for endoscopic and urological procedures. The agreement required global regulatory approvals that we were not able to obtain in some countries. As a result, the original agreement was terminated, and on June 15, 2023, we purchased a 9.9 percent minority stake in M.I. Tech.

2023 Acquisitions

On April 4, 2023, we completed our acquisition of 100 percent of the outstanding equity of Apollo Endosurgery, Inc. (Apollo), a public company which offers a portfolio of devices used during endoluminal procedures to close gastrointestinal defects, manage gastrointestinal complications and aid in weight loss for patients suffering from obesity. The transaction consisted of an upfront cash payment of $636 million, net of cash acquired. The Apollo business is being integrated into our Endoscopy division.

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

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase prices were comprised of the amounts presented below:

(in millions)	Acotec(1)	Apollo
Payment for acquisition, net of cash acquired (2)	$381	$636
	$381	$636
(1) Excludes approximately $140 million of cash on hand at the closing of the transaction
(2) Represents majority stake investment in Acotec

We recorded the assets acquired, liabilities assumed and specific to Acotec, the noncontrolling interest, at their respective fair values as of the closing of the transaction. The preliminary purchase price allocations were comprised of the following components and the final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with FASB ASC Topic 805:

(in millions)	Acotec	Apollo
Goodwill	$340	$374
Amortizable intangible assets	334	248
Other assets acquired	93	50
Liabilities assumed	(48)	(26)
Net deferred tax liabilities	(79)	(9)
Fair value of noncontrolling interest	(259)	—
	$381	$636

The fair value of Acotec's noncontrolling interest was based on the publicly traded market value of the remaining 35 percent of the outstanding shares we did not acquire as of the transaction date and is presented within Stockholders' equity within our accompanying unaudited consolidated balance sheets. Goodwill was primarily established for Acotec due to opportunities for collaboration in research and development, manufacturing and commercial strategies and for Apollo due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Acotec:
Amortizable intangible assets:
Technology-related	$308	11	14%
Customer relationships	15	11	14%
Other intangible assets	11	13	14%
	$334

Apollo:
Amortizable intangible assets:
Technology-related	$222	11	12%
Customer relationships	26	11	12%
	$248

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

Purchase Price Allocation

We accounted for the acquisition of Baylis Medical as a business combination in accordance with FASB ASC Topic 805. The final purchase price was comprised of the amount presented below:

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
$1,463

Goodwill was primarily established due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, and was deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	$622	11	11%
Other intangible assets	36	11	11%
	$657
Contingent Consideration
None of our acquisitions that closed during 2023 or 2022 contained contingent consideration arrangements. Changes in the fair value of our contingent consideration liability during the first six months of 2023 associated with prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2022	$149
Contingent consideration net expense (benefit)	31
Contingent consideration payments	(73)
Balance as of June 30, 2023	$107

The payments made during the first six months of 2023 primarily related to our 2021 acquisition of Farapulse, Inc. As of June 30, 2023, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was approximately $364 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of June 30, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$13 million	Discounted Cash Flow	Discount Rate	1%	-	2%	1%
			Probability of Payment	10%	-	25%	22%
			Projected Year of Payment	2023	-	2025	2024
Revenue-based Payments	$94 million	Discounted Cash Flow	Discount Rate	6%	-	14%	6%
			Probability of Payment	100%			100%
			Projected Year of Payment	2023	-	2024	2023
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), regulatory and commercialization-based milestones and revenue-based payments are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of June 30, 2023.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	June 30, 2023	December 31, 2022
Equity method investments	$206	$188
Measurement alternative investments(1, 2)	215	219
	$422	$407
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
(2)    Includes publicly-held securities and convertible notes measured at fair value with changes in fair value recognized in Other, net within our accompanying unaudited consolidated statements of operations.

These investments are classified as Other long-term assets within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies.

As of June 30, 2023, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $230 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of June 30, 2023		As of December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,932	$(7,737)	$12,397	$(7,378)
Patents	478	(385)	486	(394)
Other intangible assets	2,050	(1,448)	1,960	(1,400)
Amortizable intangible assets	$15,459	$(9,571)	$14,843	$(9,173)

Goodwill	$23,559	$(9,900)	$22,820	$(9,900)

IPR&D	$54		$112
Technology-related	120		120
Indefinite-lived intangible assets	$174		$232

The increase in our balance of goodwill and amortizable intangible assets is related primarily to our majority stake investment in Acotec completed in the first quarter of 2023 and our acquisition of Apollo completed in the second quarter of 2023.

The following represents a roll-forward of our goodwill balance by global reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2022	$4,237	$8,684	$12,920
Goodwill acquired	374	340	714
Impact of foreign currency fluctuations and purchase price adjustments	(3)	28	25
As of June 30, 2023	$4,607	$9,052	$13,659

Goodwill and Intangible Asset Impairments
We did not record any goodwill impairment charges in the first six months of 2023 or 2022. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.
We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components of our Cardiology operating segment into a single Rhythm Management reporting unit.
In the second quarter of 2023, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other (FASB ASC Topic 350). The qualitative approach was used for testing reporting units where fair value has historically exceeded carrying value by greater than 100 percent, and all other reporting units were tested using the quantitative approach. For the reporting units tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For the reporting unit tested using the quantitative approach, we determined that the fair value of the reporting unit exceeded the carrying value and concluded that goodwill was not impaired or at risk of impairment.
We recorded Intangible asset impairment charges of $57 million in the second quarter and first six months of 2023 and $7 million in the second quarter and first six months of 2022. The impairment charges recorded in 2023 were primarily associated with the cancellation of an IPR&D program due to the incremental time and cost to complete the program and bring the technology to market. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist.
Refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for further discussion of our annual goodwill and intangible asset impairment testing.

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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the euro. As of June 30, 2023 and December 31, 2022, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% euro-denominated senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the Foreign currency translation adjustment (CTA) component of Other comprehensive income (loss), net of tax. We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of June 30, 2023 or December 31, 2022. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		June 30, 2023	December 31, 2022
Forward currency contracts	Cash flow hedge	$2,454	$2,725
Forward currency contracts	Net investment hedge	333	365
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,575	4,235
Total Notional Outstanding		$7,360	$8,321
(1)    Foreign currency-denominated debt is the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

As of June 30, 2023, the remaining time to maturity is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and three years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2023
Forward currency contracts
Cash flow hedges	$74	$(17)	$58	Cost of products sold	$1,058	$(55)	$12	$(43)
Net investment hedges(2)	22	(5)	17	Interest expense	70	(2)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	1	—	1	Other, net	18	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	70	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended June 30, 2022
Forward currency contracts
Cash flow hedges	$213	$(48)	$165	Cost of products sold	$1,011	$(41)	$9	$(32)
Net investment hedges(2)	34	5	39	Interest expense	64	(3)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	62	(14)	48	Other, net	14	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	64	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2023
Forward currency contracts
Cash flow hedges	$87	$(20)	$67	Cost of products sold	$2,098	$(125)	$28	$(97)
Net investment hedges (2)	28	(6)	22	Interest expense	135	(5)	1	(4)
Foreign currency-denominated debt
Net investment hedges (3)	(18)	4	(14)	Other, net	61	—	—	—
Interest rate derivative contracts
Cash flow hedges			—	Interest expense	135	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Six Months Ended June 30, 2022
Forward currency contracts
Cash flow hedges	$259	$(58)	$200	Cost of products sold	$1,966	$(71)	$16	$(55)
Net investment hedges (2)	49	2	50	Interest expense	343	(5)	1	(4)
Foreign currency-denominated debt
Net investment hedges (3)	86	(19)	66	Other, net	46	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	343	15	(3)	11
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

As of June 30, 2023, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below:

(in millions)	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$209
Forward currency contracts	Net investment hedge	Interest expense	9
Interest rate derivative contracts	Cash flow hedge	Interest expense	(2)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)		2023	2022	2023	2022
Net gain (loss) on currency hedge contracts	Other, net	$11	$(34)	$2	$(63)
Net gain (loss) on currency transaction exposures	Other, net	(20)	35	(26)	56
Net currency exchange gain (loss)		$(9)	$1	$(24)	$(7)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		June 30, 2023	December 31, 2022
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$188	$196
Forward currency contracts	Other long-term assets	155	149
		342	345
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	46	36
Total Derivative and Nonderivative Assets		$388	$381

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$1	$—
Forward currency contracts	Other long-term liabilities	2	1
Foreign currency-denominated debt(2)	Long-term debt	971	952
		974	953
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	48	52
Total Derivative and Nonderivative Liabilities		$1,021	$1,005
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
Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	June 30, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$17	$—	$—	$17	$673	$—	$—	$673
Publicly-held equity securities	29	—	—	29	2	—	—	2
Hedging instruments	—	388	—	388	—	381	—	381
Licensing arrangements	—	—	102	102	—	—	127	127
	$46	$388	$102	$535	$674	$381	$127	$1,182
Liabilities
Hedging instruments	$—	$1,021	$—	$1,021	$—	$1,005	$—	$1,005
Contingent consideration liability	—	—	107	107	—	—	149	149
Licensing arrangements	—	—	115	115	—	—	159	159
	$—	$1,021	$222	$1,244	$—	$1,005	$308	$1,313

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $17 million invested in money market funds and time deposits as of June 30, 2023 and $673 million as of December 31, 2022, we held $409 million in interest-bearing and non-interest-bearing bank accounts as of June 30, 2023 and $256 million as of December 31, 2022.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions, Divestitures and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability. In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We maintain a financial asset and associated liability for our licensing arrangements measured at fair value in our accompanying unaudited consolidated balance sheets in accordance with FASB ASC Topic 825, Financial Instruments. We elected the fair value option to measure the financial asset and associated liability as it provides for consistency and comparability of these financial instruments with others. Refer to Note D – Hedging Activities and Fair Value Measurements to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of June 30, 2023 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of June 30, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$102 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2023	-	2025	2024
Financial Liability	$115 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2023	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2022	$127
Proceeds from royalty rights	(31)
Fair value adjustment (expense) benefit	6
Balance as of June 30, 2023	$102

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2022	$159
Payments for royalty rights	(50)
Fair value adjustment expense (benefit)	6
Balance as of June 30, 2023	$115

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

The fair value of our outstanding debt obligations was $8.441 billion as of June 30, 2023 and $8.203 billion as of December 31, 2022. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.053 billion as of June 30, 2023 and $8.935 billion as of December 31, 2022, with current obligations of $559 million as of June 30, 2023 and $20 million as of December 31, 2022. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			June 30, 2023	December 31, 2022
March 2024 Senior Notes	February 2019	March 2024	—	504	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	1,087	1,067	0.750%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	978	960	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	815	800	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	815	800	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	543	534	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2023 - 2049	(70)	(76)
Finance Lease Obligation		Various	5	5
Long-term debt			$8,494	$8,915
Note: The table above does not include unamortized amounts related to interest rate contracts designated as cash flow hedges.
(1)    Coupon rates are semi-annual, except for the euro-denominated senior notes, which bear an annual coupon.
(2)    Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher. Effective May 2023, the interest rate payable decreased by 0.25 percent and began accruing at a rate of 6.50 percent following recent upgrades to our credit ratings.
(3)    These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of June 30, 2023 and December 31, 2022, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into our $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, among other things described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of June 30, 2023 or December 31, 2022.

Financial Covenant

As of June 30, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility, as amended.

	Covenant Requirement	Actual
	as of June 30, 2023	as of June 30, 2023
Maximum permitted leverage ratio(1)	3.75 times	2.48 times
(1)Ratio of total debt to consolidated EBITDA, as defined by the credit agreements, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for any qualified acquisitions due to our funding of these acquisitions using cash on hand or commercial paper.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of June 30, 2023, we had $416 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022, for a total of $1.443 billion. As of June 30, 2023, we had $1.413 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We had $41 million of commercial paper outstanding as of June 30, 2023 and none as of December 31, 2022.

	As of
(in millions, except maturity and yield)	June 30, 2023	December 31, 2022
Commercial paper outstanding (at par)	$41	$—
Maximum borrowing capacity	2,750	2,750
Borrowing capacity available	2,709	2,750
Weighted average maturity	5 days	0 days
Weighted average yield	5.30%	—%

Senior Notes

We had senior notes outstanding of $9.063 billion as of June 30, 2023 and $8.986 billion as of December 31, 2022. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

Factoring Arrangements	As of June 30, 2023		As of December 31, 2022
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$217	5.4%	$161	2.4%
Yen denominated	179	0.7%	194	0.6%
Renminbi denominated	17	2.9%	13	3.1%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $148 million as of June 30, 2023 and $135 million as of December 31, 2022, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of June 30, 2023 and December 31, 2022 we had not recognized a related liability for any outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. where our suppliers can opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $124 million as of June 30, 2023 and $129 million as of December 31, 2022.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	June 30, 2023	December 31, 2022
Trade accounts receivable	$2,261	$2,079
Allowance for credit losses	(127)	(109)
	$2,134	$1,970

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$118	$113	$109	$108
Credit loss expense	19	9	35	20
Write-offs	(10)	(5)	(16)	(11)
Ending balance	$127	$117	$127	$117

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

Inventories

	As of
(in millions)	June 30, 2023	December 31, 2022
Finished goods	$1,372	$1,171
Work-in-process	175	147
Raw materials	703	548
	$2,250	$1,867
Other current assets

	As of
(in millions)	June 30, 2023	December 31, 2022
Restricted cash and restricted cash equivalents	$135	$149
Derivative assets	234	232
Licensing arrangements	53	60
Other	353	290
	$773	$731

Property, plant and equipment, net

	As of
(in millions)	June 30, 2023	December 31, 2022
Land	$141	$137
Buildings and improvements	1,790	1,695
Equipment, furniture and fixtures	3,427	3,297
Capital in progress	604	598
	5,962	5,728
Less: accumulated depreciation	3,428	3,282
	$2,534	$2,446

Depreciation expense was $88 million for the second quarter of 2023, $80 million for the second quarter of 2022, $170 million for the first six months of 2023 and $156 million for the first six months of 2022.

Other long-term assets

	As of
(in millions)	June 30, 2023	December 31, 2022
Restricted cash equivalents	$60	$48
Operating lease right-of-use assets	445	386
Derivative assets	156	149
Investments	422	407
Licensing arrangements	49	67
Indemnification asset	168	172
Other	295	271
	$1,595	$1,500

Accrued expenses

	As of
(in millions)	June 30, 2023	December 31, 2022
Legal reserves	$209	$231
Payroll and related liabilities	843	830
Rebates	363	352
Contingent consideration	97	74
Other	653	674
	$2,164	$2,160

Other current liabilities

	As of
(in millions)	June 30, 2023	December 31, 2022
Deferred revenue	$242	$220
Licensing arrangements	55	79
Taxes payable	400	232
Other	242	230
	$940	$761

Other long-term liabilities

	As of
(in millions)	June 30, 2023	December 31, 2022
Accrued income taxes	$489	$597
Legal reserves	210	212
Contingent consideration	10	75
Licensing arrangements	60	80
Operating lease liabilities	401	347
Deferred revenue	295	289
Other	460	434
	$1,926	$2,035

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate from continuing operations	36.6%	24.7%	32.9%	26.1%

The changes in our reported tax rates for the second quarter and first six months of 2023, compared to the same periods in 2022, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include acquisition-related charges, debt extinguishment charges, as well as certain discrete tax items primarily related to unrecognized tax benefits and provision-to-return adjustments recorded in the second quarter of 2023.

As of June 30, 2023, we had $471 million of gross unrecognized tax benefits, of which a net $406 million, if recognized, would affect our effective tax rate. As of December 31, 2022, we had $492 million of gross unrecognized tax benefits, of which a net

$410 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to remeasurement of historic positions after tax law changes and audit activities.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $61 million.

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

Our accrual for legal matters that are probable and estimable was $419 million as of June 30, 2023 and $443 million as of December 31, 2022 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund, which is included in restricted cash and restricted cash equivalents in Other current assets of $135 million as of June 30, 2023 and $149 million as of December 31, 2022. Refer to Note F – Supplemental Balance Sheet Information for additional information. We did not record litigation-related net charges during the second quarter or first six months of 2023, and recorded $42 million during the second quarter and first six months of 2022.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, Cook) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The Company seeks lost profits, a reasonable royalty and a permanent injunction. The case was transferred to the District Court for the Southern District of Indiana. Cook filed Inter Partes Review (IPR) requests with the U.S. Patent and Trademark Office (USPTO) against four then-asserted patents, which resulted in the court staying the case until 2020. All IPRs concluded and confirmed the validity of certain claims of each challenged patent. In February 2023, the District Court issued summary judgment rulings dismissing certain claims and defenses. Trial on the remaining two asserted patents took place in May and June 2023 and the jury found that the Company’s patents are both valid and infringed and awarded the Company $158 million as lost profits. On July 26, 2023, the parties notified the District Court that they had reached a settlement in principle to resolve all claims and end the related suit.

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

Other Proceedings

On December 4, 2020, Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Mariano Errichiello as the lead plaintiff. The plaintiffs filed an Amended Complaint in June 2021 that seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. The Company filed a Motion to Dismiss in July 2021, which, in December 2022, the Court granted in part and denied in part. The Company intends to vigorously defend itself against the surviving allegations. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it was conducting an investigation related to the Company’s decision to retire the LOTUS System and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company cooperated fully with the requests, and on January 3, 2022, the SEC informed us that it was concluding its investigation and that it did not intend to recommend an enforcement action. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund, Diane Nachbaur, and Frank Tripson, three stockholders of the Company, on July 26, 2021, July 29, 2021, and February 13, 2023, respectively, each demanding access to certain books and records of the Company, pursuant to Section 220 of the Delaware General Corporation Law, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items. On April 7, 2023, Diane Nachbaur filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, David Roux, John E. Sununu, Ellen M. Zane, Joseph M. Fitzgerald, Daniel J. Brennan, Shawn McCarthy, Ian Meredith, Kevin Ballinger, and Susan Vissers Lisa. On May 8, 2023, the Court stayed the case until the conclusion of the consolidated class action case.

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

During the second quarter of 2023, the Audit Committee of our Board of Directors, pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, a final cash dividend of $1.375 per MCPS share to holders of our MCPS as of May 15, 2023, representing a dividend period from March 2023 through May 2023.

On June 1, 2023, (the Mandatory Conversion Date), all outstanding shares of MCPS automatically converted into shares of common stock. The conversion rate for each share of MCPS was 2.3834 shares of common stock. No action by the holders of the MCPS was required in connection with the mandatory conversion. Cash was paid in lieu of fractional shares in accordance with the terms of the MCPS. An aggregate of approximately 24 million shares of common stock, including shares of common stock issued to holders of MCPS that elected to convert prior to the Mandatory Conversion Date, were issued upon conversion of the MCPS. Following the mandatory conversion of the MCPS, there were no outstanding shares of MCPS.

Refer to Note J – Stockholders' Equity to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for information on the pertinent rights and privileges of our outstanding common stock.
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Weighted average shares outstanding — basic	1,446.2	1,429.7	1,441.0	1,428.8
Net effect of common stock equivalents	10.1	8.1	10.1	9.3
Weighted average shares outstanding - diluted	1,456.2	1,437.8	1,451.1	1,438.1

The following securities were excluded from the calculation of diluted weighted average shares outstanding because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Stock options outstanding(1)	—	7	0	6
MCPS(2)	16	24	20	24
(1)    Represents stock options outstanding pursuant to our employee stock-based compensation plans with exercise prices that were greater than the average fair market value of our common stock for the related periods.
(2)    Represents common stock issuable upon the conversion of MCPS. Refer to Note I – Stockholders' Equity for additional information.

We base Net income (loss) per common share - diluted upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options, stock awards and, prior to the Mandatory Conversion Date, our MCPS, from the calculation if the effect would be anti-dilutive. The dilutive effect of MCPS is calculated using the if-converted method. The if-converted method assumes that these securities were converted to shares of common stock at the beginning of the reporting period to the extent that the effect is dilutive.

For the first six months of 2023 and 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

We issued approximately 25 million shares of our common stock in the second quarter of 2023, approximately 29 million shares in the first six months of 2023, less than one million shares in the second quarter of 2022, and approximately four million shares in the first six months of 2022. Shares were issued following the automatic conversion of the MCPS, the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first six months of 2023 or 2022. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2023, we had the full amount remaining available under the authorization.

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

We measure and evaluate our reportable segments based on their respective net sales, operating income, excluding intersegment profits, and operating income as a percentage of net sales, all based on internally-derived standard currency exchange rates to exclude the impact of foreign currency, which may be updated from year to year. We exclude from operating income of reportable segments certain corporate-related expenses and certain transactions or adjustments that our chief operating decision maker (CODM) considers to be non-operational, such as amounts related to amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits); and certain litigation-related net charges (credits) and European Union (EU) Medical Device Regulation (MDR) implementation costs. Although we exclude these amounts from operating income of reportable segments, they are included in reported Income (loss) before income taxes within our accompanying unaudited consolidated statements of operations and are included in the reconciliation below. Refer to Note L – Revenue for net sales by reportable segment presented in accordance with GAAP.

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying unaudited consolidated statements of operations is as follows (in millions, except percentages). Prior period amounts have been restated at constant currency to conform to current year presentation.

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2023	2022	2023	2022
MedSurg	$1,331	$1,217	$2,582	$2,322
Cardiovascular	2,179	1,926	4,228	3,695
Total net sales of reportable segments	3,509	3,143	6,810	6,016
Impact of foreign currency fluctuations	91	101	179	254
	$3,599	$3,244	$6,988	$6,270

Income (loss) before income taxes
MedSurg	$448	$359	$847	$689
Cardiovascular	566	454	1,106	843
Total operating income of reportable segments	1,013	812	1,954	1,531
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(49)	6	(124)	68
Goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(241)	(192)	(351)	(308)
Amortization expense	(210)	(204)	(412)	(402)
Operating income (loss)	514	423	1,066	889
Other expense, net	(88)	(78)	(195)	(388)
Income (loss) before income taxes	$426	$345	$870	$501

	Three Months Ended June 30,		Six Months Ended June 30,
Operating income margin of reportable segments	2023	2022	2023	2022
MedSurg	33.6%	29.5%	32.8%	29.7%
Cardiovascular	26.0%	23.6%	26.2%	22.8%

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

	Three Months Ended June 30,
	2023			2022
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$384	$246	$631	$338	$221	$560
Urology	340	146	485	320	130	450
Neuromodulation	183	61	244	186	53	239
MedSurg	907	453	1,360	844	404	1,248
Interventional Cardiology Therapies	189	440	629	192	382	574
Watchman	286	30	317	225	25	250
Cardiac Rhythm Management	356	209	566	342	199	541
Electrophysiology	85	108	193	73	79	152
Cardiology	917	787	1,704	832	685	1,517
Peripheral Interventions	285	250	535	257	221	478
Cardiovascular	1,202	1,037	2,239	1,089	906	1,996
Total Net Sales	$2,110	$1,490	$3,599	$1,933	$1,311	$3,244

	Six Months Ended June 30,
	2023			2022
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$735	$472	$1,207	$650	$441	$1,091
Urology	666	289	954	606	257	863
Neuromodulation	356	123	478	346	101	448
MedSurg	1,757	883	2,640	1,602	799	2,402
Interventional Cardiology Therapies	372	848	1,220	378	740	1,118
Watchman	552	55	607	428	48	476
Cardiac Rhythm Management	702	412	1,114	667	394	1,061
Electrophysiology	170	199	370	123	147	270
Cardiology	1,796	1,514	3,310	1,596	1,329	2,925
Peripheral Interventions	560	478	1,039	513	430	944
Cardiovascular	2,356	1,993	4,349	2,109	1,760	3,868
Total Net Sales	$4,113	$2,876	$6,988	$3,711	$2,559	$6,270

Refer to Note K- Segment Reporting for information on our reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Geographic Regions	2023	2022	2023	2022
U.S.	$2,110	$1,933	$4,113	$3,711
Europe, Middle East and Africa	723	660	1,435	1,284
Asia-Pacific	626	530	1,174	1,047
Latin America and Canada	140	120	267	228
Total Net Sales	$3,599	$3,244	$6,988	$6,270

Emerging Markets(1)	$592	$498	$1,121	$938
(1)Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada. We have revised prior year amounts to conform to the current year's presentation.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $537 million as of June 30, 2023 and $509 million as of December 31, 2022. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $35 million in the second quarter that was included in the above contract liability balance as of December 31, 2022. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

For additional information on variable consideration, refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2023	$(43)	$225	$(4)	$178
Other comprehensive income (loss) before reclassifications	17	58	—	74
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(42)	(0)	(44)
Total other comprehensive income (loss)	15	15	(0)	30
Balance as of June 30, 2023	$(28)	$241	$(4)	$208

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of March 31, 2022	$29	$229	$(36)	$222
Other comprehensive income (loss) before reclassifications	79	165	—	245
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(31)	0	(34)
Total other comprehensive income (loss)	77	134	—	211
Balance as of June 30, 2022	$106	$363	$(36)	$433

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(24)	67	(5)	39
(Income) loss amounts reclassified from accumulated other comprehensive income	(4)	(95)	(1)	(100)
Total other comprehensive income (loss)	(28)	(28)	(5)	(61)
Balance as of June 30, 2023	$(28)	$241	$(4)	$208

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	17	200	0	217
(Income) loss amounts reclassified from accumulated other comprehensive income	(4)	(43)	0	(47)
Total other comprehensive income (loss)	13	157	—	170
Balance as of June 30, 2022	$106	$363	$(36)	$433

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustments and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first six months of 2023, we implemented the following standards on a prospective basis, none of which had a material impact on our financial position or results of operations.

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

Financial Summary

Three Months Ended June 30, 2023

Our net sales for the second quarter of 2023 were $3.599 billion, compared to $3.244 billion for the second quarter of 2022. This increase of $355 million, or 11.0 percent, included operational1 net sales growth of 12.0 percent and the negative impact of 100 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 11.6 percent and the positive impact of 30 basis points from our acquisition of Apollo Endosurgery, Inc. (Apollo) during the second quarter of 2023, for which there is less than a full period of comparable sales. The increase in our net sales was primarily driven by the diversity of our product portfolio and strong execution, coupled with growth in the underlying markets in which we compete. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income attributable to Boston Scientific common stockholders for the second quarter of 2023 was $261 million, or $0.18 per diluted share. Our reported results for the second quarter of 2023 included certain charges and/or credits totaling $516 million (after-tax), or $0.35 per diluted share. Excluding these items, adjusted net income available to Boston Scientific common stockholders3 was $777 million, or $0.53 per diluted share.

Our reported net income available to common stockholders for the second quarter of 2022 was $246 million, or $0.17 per diluted share. Our reported results for the second quarter of 2022 included certain charges and/or credits totaling $389 million (after-tax), or $0.27 per diluted share. Excluding these items, adjusted net income available to common stockholders3 was $635 million, or $0.44 per diluted share.

1Operational net sales growth excludes the impact of foreign currency fluctuations.
2Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.
3Adjusted measures, including operational and organic net sales growth, exclude certain items required by generally accepted accounting principles in the United States (GAAP), are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended June 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$426	$156	$270	$(9)	$261	$0.18
Non-GAAP adjustments:
Amortization expense	210	28	182	—	182	0.12
Goodwill and other intangible asset impairment charges	57	3	54	—	54	0.04
Acquisition/divestiture-related net charges (credits)	118	(57)	175	—	175	0.12
Restructuring and restructuring-related net charges (credits)	42	7	35	—	35	0.02
Investment portfolio net losses (gains)	(2)	(6)	5	—	5	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	20	3	17	—	17	0.01
Deferred tax expenses (benefits)	—	(47)	47	—	47	0.03
Discrete tax items	—	(1)	1	—	1	0.00
Adjusted	$871	$86	$786	$(9)	$777	$0.53

	Three Months Ended June 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$345	$85	$260	$(14)	$246	$0.17
Non-GAAP adjustments:
Amortization expense	204	29	175	—	175	0.12
Goodwill and other intangible asset impairment charges	7	—	7	—	7	0.00
Acquisition/divestiture-related net charges (credits)	91	(5)	95	—	95	0.07
Restructuring and restructuring-related net charges (credits)	35	5	30	—	30	0.02
Litigation-related net charges (credits)	42	10	33	—	33	0.02
Investment portfolio net losses (gains)	4	2	2	—	2	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	17	2	14	—	14	0.01
Debt extinguishment charges	0	0	0	—	0	0.00
Deferred tax expenses (benefits)	—	(34)	34	—	34	0.02
Discrete tax items	—	1	(1)	—	(1)	(0.00)
Adjusted	$744	$95	$649	$(14)	$635	$0.44

(4) For the second quarter of 2023 and 2022, the effect of assuming the conversion of Mandatory Convertible Preferred Stock (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

Six Months Ended June 30, 2023

Our net sales for the first six months of 2023 were $6.988 billion, compared to $6.270 billion for the first six months of 2022. This increase of $718 million, or 11.5 percent, included operational1 net sales growth of 13.4 percent and the negative impact of 190 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 12.8 percent and the positive impact of 60 basis points from our acquisition of Apollo during the first six months of 2023 and Baylis Medical Company Inc. (Baylis Medical) in the first six months of 2022, for which there is less than a full period of comparable sales. The increase in our net sales was primarily driven by the diversity of our product portfolio and strong execution, coupled with growth in the underlying markets in which we compete, as well as our recent acquisitions. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income attributable to Boston Scientific common stockholders for the first six months of 2023 was $561 million, or $0.39 per diluted share. Our reported results for the first six months of 2023 included certain charges and/or credits totaling $889 million (after-tax), or $0.61 per diluted share. Excluding these items, adjusted net income available to common stockholders3 for the first six months of 2023 was $1.449 billion, or $1.00 per diluted share.

Our reported net income available to common stockholders for the first six months of 2022 was $342 million, or $0.24 per diluted share. Our reported results for the first six months of 2022 included certain charges and/or credits totaling $854 million (after-tax), or $0.59 per diluted share. Excluding these items, adjusted net income available to common stockholders3 for the first six months of 2022 was $1.197 billion, or $0.83 per diluted share.

1Operational net sales growth excludes the impact of foreign currency fluctuations.
2Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.
3Adjusted measures, including operational and organic net sales growth, exclude certain items required by generally accepted accounting principles in the United States (GAAP), are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Six Months Ended June 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(5)
Reported	$870	$287	$584	$(23)	$561	$0.39
Non-GAAP adjustments:
Amortization expense	412	56	357	—	357	0.25
Goodwill and other intangible asset impairment charges	57	3	54	—	54	0.04
Acquisition/divestiture-related net charges (credits)	178	(64)	242	—	242	0.17
Restructuring and restructuring-related net charges (credits)	86	14	71	—	71	0.05
Investment portfolio net losses (gains)	19	(2)	20	—	20	0.01
European Union (EU) Medical device regulation (MDR) implementation costs	36	5	31	—	31	0.02
Deferred tax expenses (benefits)	—	(88)	88	—	88	0.06
Discrete tax items	—	(26)	26	—	26	0.02
Adjusted	$1,659	$186	$1,472	$(23)	$1,449	$1.00

	Six Months Ended June 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Available to Common Stockholders	Impact per Share(5)
Reported	$501	$131	$370	$(28)	$342	$0.24
Non-GAAP adjustments:
Amortization expense	402	56	345	—	345	0.24
Goodwill and other intangible asset impairment charges	7	—	7	—	7	0.00
Acquisition/divestiture-related net charges (credits)	163	(5)	167	—	167	0.12
Restructuring and restructuring-related net charges (credits)	64	9	55	—	55	0.04
Litigation-related net charges (credits)	42	10	33	—	33	0.02
Investment portfolio net losses (gains)	11	4	7	—	7	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	33	5	28	—	28	0.02
Debt extinguishment charges	194	45	149	—	149	0.10
Deferred tax expenses (benefits)	—	(63)	63	—	63	0.04
Discrete tax items	—	0	(0)	—	(0)	(0.00)
Adjusted	$1,416	$191	$1,224	$(28)	$1,197	$0.83

(5) For the first six months of 2023 and 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business unit. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended June 30,
(in millions)	2023	2022	Increase/(Decrease)
Endoscopy	$631	$560	12.7%
Urology	485	450	7.8%
Neuromodulation	244	239	2.5%
MedSurg	1,360	1,248	9.0%
Cardiology	1,704	1,517	12.3%
Peripheral Interventions	535	478	11.9%
Cardiovascular	2,239	1,996	12.2%
Net Sales	$3,599	$3,244	11.0%

	Six Months Ended June 30,
(in millions)	2023	2022	Increase/(Decrease)
Endoscopy	$1,207	$1,091	10.7%
Urology	954	863	10.5%
Neuromodulation	478	448	6.9%
MedSurg	2,640	2,402	9.9%
Cardiology	3,310	2,925	13.2%
Peripheral Interventions	1,039	944	10.0%
Cardiovascular	4,349	3,868	12.4%
Net Sales	$6,988	$6,270	11.5%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $631 million for the second quarter and $1.207 billion for the first six months of 2023 represented 18 percent and 17 percent of our consolidated net sales, respectively. Endoscopy net sales increased $71 million, or 12.7 percent, during the second quarter and $117 million, or 10.7 percent, during the first six months of 2023, compared to the prior year periods. During the second quarter of 2023, this increase included operational net sales growth of 13.6 percent and a negative impact of 80 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2023, this increase included operational net sales growth of 12.6 percent and a negative impact of 180 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 11.6 percent during the second quarter and first six months of 2023, and the positive impact of 190 and 100 basis points, respectively, from our acquisition of Apollo in the second quarter of 2023. Organic net sales growth was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our hemostasis, single use imaging and metal stents franchises.

Urology

Our Urology business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Net sales of Urology products of $485 million for the second quarter and $954 million for the first six months of 2023 represented 13 percent and 14 percent of our consolidated net sales, respectively. Urology net sales increased $35 million, or 7.8 percent, during the second quarter and $91 million, or 10.5 percent, during the first six months of 2023, compared to the prior year periods. During the second quarter of 2023, this increase included operational net sales growth of 8.4 percent and a negative impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2023, this increase included operational net sales growth of 11.8 percent and a negative impact of 130 basis points from foreign currency fluctuations, compared to the prior year period. This growth was driven by our stone management franchise led by our LithoVue™ Single-Use Digital Flexible Ureteroscope System, our prostate health franchise led by our Rezum™ Water Vapor Therapy System and our prosthetic urology franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $244 million for the second quarter and $478 million for the first six months of 2023 represented 7 percent of our consolidated net sales in both periods. Neuromodulation net sales increased $6 million, or 2.5 percent during the second quarter and $31 million, or 6.9 percent during the first six months of 2023, compared to the prior year periods. During the second quarter of 2023, operational net sales growth of 2.8 percent was offset by a negative impact of 30 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2023, operational net sales growth of 7.9 percent was offset by a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth during the second quarter of 2023 was primarily driven by growth within our deep brain stimulation franchise while operational net sales growth during the first six months of 2023 was driven by improved procedural volume growth within our spinal cord stimulation (SCS) franchise led by our WaveWriter Alpha™ SCS System, as well as growth within our deep brain stimulation franchise.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $1.704 billion for the second quarter and $3.310 billion for the first six months of 2023 and represented 47 percent of our consolidated net sales in both periods. Cardiology net sales increased $187 million, or 12.3 percent, during the second quarter and $386 million, or 13.2 percent during the first six months of 2023, compared to the prior year periods. During the second quarter of 2023, this increase included operational net sales growth of 13.4 percent and a negative impact of 110 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2023, this increase included operational net sales growth of 15.3 percent and a negative impact of 210 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth for the first six months of 2023 included organic net sales growth of 14.4 percent and the positive impact of 90 basis points from our acquisition of Baylis Medical in the first quarter of 2022.

Organic net sales growth was primarily driven by strong demand and continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device, as well as growth of our percutaneous coronary intervention guidance and access solutions franchises and our Farapulse™ Ablation System.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $535 million for the second quarter and $1.039 billion for the first six months of 2023 represented 15 percent of our consolidated net sales in both periods. Peripheral Interventions net sales increased $57 million, or 11.9 percent, during the second quarter and $95 million, or 10.0 percent, during the first six months of 2023, compared to the prior year periods. During the second quarter of 2023, this increase included operational net sales growth of 13.5 percent and a negative impact of 160 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2023, this increase included operational net sales growth of 12.5 percent and a negative impact of 250 basis points from foreign currency fluctuations, compared to the prior year period. This growth was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and our EMBOLD™ Fibered Coil, as well as our Ranger™ Drug-Coated Balloon and Eluvia™ Drug-Eluting Stent System. In the first quarter of 2023, we acquired a majority stake investment in Acotec and have elected to consolidate their results of operations on a one quarter lag. Additionally, during the second quarter of 2023, we began our limited market release for Obsidio™ Conformable Embolic, the only conformable gel embolic material indicated for the peripheral vasculature.

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
Our Emerging Markets net sales represented 16 percent of our consolidated net sales during the second quarter and first six months of 2023, and 15 percent during the second quarter and first six months of 2022. During the second quarter of 2023, our Emerging Markets net sales grew 19 percent on a reported basis, which included operational net sales growth of 24 percent and a negative impact of 540 basis points from foreign currency fluctuations, compared to the prior year period. During the first six months of 2023, our Emerging Markets net sales grew 19 percent on a reported basis, which included operational net sales growth of 25 percent and a negative impact of 570 basis points from foreign currency fluctuations, compared to the prior year period. Operational growth in both periods was driven primarily by growth in China, fueled by the breadth of our portfolio.

Economic Trends

Our business has been impacted by global supply chain disruptions. In particular, we have experienced, and may continue to experience, increases in cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, rising interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, as well as the tension between China/Taiwan, may create economic, supply chain, energy, and other challenges, which impact, and may in the future negatively impact our business. In particular, international conflicts may result in sanctions, tariffs, and other measures that restrict international trade and negatively affect our business operations and results.

Gross Profit

Our Gross profit was $2.542 billion for the second quarter of 2023, $2.233 billion for the second quarter of 2022, $4.891 billion for the first six months of 2023 and $4.304 billion for the first six months of 2022. As a percentage of net sales, our Gross profit increased to 70.6 percent during the second quarter of 2023, compared to 68.8 percent in the second quarter of 2022 and increased to 70.0 percent during the first six months of 2023, compared to 68.6 percent during the first six months of 2022. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Six Months
Gross profit margin - period ended June 30, 2022	68.8%	68.6%
Sales pricing, volume and mix	2.3	1.6
Manufacturing and supply costs	2.3	1.9
Net impact of foreign currency fluctuations	(2.0)	(1.6)
All other, including other period expenses	(0.8)	(0.6)
Gross profit margin - period ended June 30, 2023	70.6%	70.0%

The increase in our gross profit margin in the second quarter and first six months of 2023 resulted primarily from favorable sales mix and increased sales of higher margin products, as well as improvements in manufacturing and supply costs. While global supply chain challenges persist, we experienced improvement in the first half of 2023 as recovery continues. These impacts were partially offset by the unfavorable impact of foreign currency and period expenses. We continue to expect our gross profit margin for the first half of 2023 to be higher than the second half primarily due to timing of foreign currency movements in the prior year period.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,354	37.6%	$1,165	35.9%	$2,570	36.8%	$2,225	35.5%
Research and development expenses	359	10.0%	335	10.3%	695	10.0%	654	10.4%

Selling, general and administrative expenses (SG&A Expenses)

During the second quarter of 2023, SG&A expenses increased $189 million, or 16 percent, compared to the prior year period and were 170 basis points higher as a percentage of net sales. During the first six months of 2023, SG&A expenses increased $345 million, or 15 percent, compared to the prior year period and were 130 basis points higher as a percentage of net sales. The increase in SG&A expenses for both periods was primarily due to higher selling costs driven by higher global net sales and in 2023, was also due to comparatively higher acquisition-related expenses.

Research and development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the second quarter of 2023, R&D expenses increased $24 million, or 7 percent, compared to the prior year period and were 30 basis points lower as a percentage of net sales. During the first six months of 2023, R&D expenses increased $42 million, or 6 percent, compared to the prior year period, and were 50 basis points lower as a percentage of net sales. R&D expenses increased in both periods as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the second quarter of 2023, Amortization expense increased $6 million, or 3 percent, compared to the prior year period. In the first six months of 2023, Amortization expense increased $11 million, or 3 percent, compared to the first six months of 2022. The increase in Amortization expense during both periods was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $57 million in the second quarter and first six months of 2023, and $7 million in the second quarter and first six months of 2022. The impairment charges recorded in 2023 were primarily associated with the cancellation of an in-process research and development (IPR&D) program due to the incremental time and cost to complete the program and bring the technology to market. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $19 million in the second quarter of 2023, $36 million in the second quarter of 2022, $31 million in the first six months of 2023 and $48 million in the first six months of 2022. The net charges recorded in the first six months of 2023 and 2022 related to an increase in expected payments for achievement of commercialization-based milestones and revenue-based payments as a result of over-performance. In addition, we made payments of $73 million and $314 million associated with prior acquisitions during the first six months of 2023 and 2022, following the achievement of revenue and/or regulatory milestones. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

Restructuring Charges (Credits)

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan). The 2023 Restructuring Plan is intended to meet evolving global market demands and conditions by ensuring that we are structured and resourced to support our strategic imperatives and deliver sustainable value. For more information, refer to 2023 Restructuring Plan contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our most recent Annual Report on Form 10-K.

Pursuant to this program, we recorded restructuring charges in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations of $16 million and $36 million in the second quarter and first six months of 2023. In addition, we recorded restructuring-related charges of $26 million and $50 million in the second quarter and first six months of 2023 primarily within Cost of products sold and SG&A Expenses. During the second quarter and first six months of 2022, we recorded restructuring charges of $11 million and $14 million, respectively, and restructuring-related charges of $24 million and $49 million, respectively, all associated with our 2019 Restructuring Plan, which was substantially completed as of December 31, 2022.

Litigation-related net charges (credits)

We did not record any litigation-related net charges during the second quarter and first six months of 2023. We recorded litigation-related net charges of $42 million during the second quarter and first six months of 2022, primarily related to ongoing litigation associated with our transvaginal surgical mesh products. We increased the accrual associated with this matter to account for changes in our estimates regarding settlement and litigation activity. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation, and therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with the financial covenant required by our credit arrangements. Refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for discussion of our material legal proceedings.

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense (in millions)	$(70)	$(64)	$(135)	$(343)
Average borrowing rate	2.9%	2.7%	2.8%	7.2%

Interest expense and our average borrowing rate increased during the second quarter of 2023 compared to the prior year period, primarily due to the increase in commercial paper usage following our acquisitions as well as rising global interest rates. Interest expense and our average borrowing rate decreased during the first six months of 2023 compared to the prior year period, primarily due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs, as well as the issuance of euro-denominated bonds, which carry lower interest rates, during the first quarter of 2022. For the first six months of 2022, the weighted average borrowing rates associated with our outstanding senior notes were 3.3 percent. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate from continuing operations	36.6%	24.7%	32.9%	26.1%

The changes in our reported tax rates for the second quarter and first six months of 2023, compared to the same periods in 2022, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include acquisition-related charges, debt extinguishment charges, as well as certain discrete tax items primarily related to unrecognized tax benefits and provision-to-return adjustments recorded in the second quarter of 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted into law by the U.S. government and includes a new corporate alternative minimum tax (CAMT) of 15 percent on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.000 billion over a three-year period. Additionally, the Inflation Reduction Act includes a 1 percent excise tax on the fair market value of net corporate stock repurchases. It is possible that in certain circumstances CAMT could result in an additional tax liability in a particular year due to temporary differences between book and taxable income. Based on our evaluation, we currently do not anticipate the Inflation Reduction Act will have a material impact on our financial position, results of operations, or cash flows.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the second quarter and first six months of 2023, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of June 30, 2023, we had $426 million of unrestricted Cash and cash equivalents on hand, including approximately $140 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $17 million invested in money market funds and time deposits and $409 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, as well as modification to the calculation of consolidated EBITDA, described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. As of June 30, 2023, we had $41 million commercial paper debt outstanding, resulting in an additional $2.709 billion of available liquidity under the 2021 Revolving Credit Facility.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Six Months Ended June 30,
(in millions)	2023	2022
Cash provided by (used for) operating activities	$848	$249
Cash provided by (used for) investing activities	(1,324)	(1,603)
Cash provided by (used for) financing activities	(26)	(350)

Operating Activities

During the first six months of 2023, cash provided by (used for) operating activities increased $599 million as compared to the prior year period primarily due to comparatively higher net sales and operating income as well as lower tax-related and litigation-related payments and changes in operating assets and liabilities.

Investing Activities

During the first six months of 2023, cash provided by (used for) investing activities included cash payments of $1.018 billion, net of cash acquired, for the acquisition of Apollo and a majority stake investment in Acotec, as well as purchases of property, plant and equipment and internal use software of $254 million. During the first six months of 2022, cash used for investing activities included a net cash payment of $1.471 billion for the acquisition of Baylis Medical. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment and internal use software of $226 million during the first six months of 2022.

Financing Activities

Cash provided by (used for) financing activities in the first six months of 2023 included proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $90 million, cash used to net share settle employee equity awards of $52 million and payments of contingent consideration previously established in purchase accounting of $39 million. In the first six months of 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. Additionally, cash provided by (used for) financing activities in the first six months of 2022 included payments of contingent consideration previously established in purchase accounting of $283 million, payments on short-term borrowings of $250 million and an increase (decrease) in commercial paper of $154 million. For more information, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Financial Covenant

As of June 30, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility, as amended, as described below.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times through the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. The maximum permitted ratio steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for any qualified acquisitions due to the funding of these acquisitions using cash on hand or commercial paper. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of June 30, 2023, we had $416 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022 for a total of $1.443 billion. As of June 30, 2023, we had $1.413 billion of the litigation exclusion remaining.
Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of June 30, 2023.

Equity

On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock. No action by the holders of the MCPS was required in connection with the mandatory conversion. The conversion rate for each share of MCPS was 2.3834 shares of common stock. Cash was paid in lieu of fractional shares in accordance with the terms of the MCPS. An aggregate of approximately 24 million shares of common stock, including shares of common stock issued to holders of MCPS that elected to convert prior to the Mandatory Conversion Date, were issued upon conversion of the MCPS.

During the second quarter of 2023, the Audit Committee of our Board of Directors, pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, a final cash dividend of $1.375 per MCPS share to holders of our MCPS as of May 15, 2023, representing a dividend period from March 2023 through May 2023. Following the mandatory conversion of the MCPS, there were no outstanding shares of MCPS, resulting in the retirement of the annualized approximately $55 million cash dividend payment on the MCPS.

We received $90 million during the first six months of 2023 and $58 million during the first six months of 2022 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first six months of 2023 or 2022. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of June 30, 2023, we had the full amount remaining available under the authorization.

Legal Matters

For a discussion of our material legal proceedings refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q and Note I – Commitments and Contingencies to our audited financial statements contained in Item 8 of our most recent Annual Report on Form 10-K.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements implemented since December 31, 2022, and relevant accounting pronouncements to be implemented in the future are included in Note N – New Accounting Pronouncements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Additional Information

Corporate Responsibility

Our sustainable environmental, social and governance (ESG) practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. Our global ESG vision and strategy is led by our ESG Executive Steering Committee and our vice president of ESG, who provides regular updates to the Board of Directors. Our ESG team works closely with subject matter experts and key advisors from across the business to implement our ESG practices and determine how we measure and share progress. These efforts are supported by our cross-functional teams, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs. In addition, since 2021, our annual bonus plan has included performance measured against certain ESG goals. For additional information on our sustainability efforts, as well as our Diversity, Equity and Inclusion initiatives, refer to our most recent Annual Report on Form 10-K. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2023 Annual Meeting of Shareholders.

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

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of deferred stock units. These plans are entered into at a time when the person is not in possession of material non-public information about the Company. In addition to the plans described in Part II, Item 5 of this Quarterly Report on Form 10-Q, we disclose details regarding individual Rule 10b5-1 Trading Plans on the Investor Relations section of our website.

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

To calculate adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to Boston Scientific common stockholders, which include amortization expense, goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio gains and losses, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment charges, deferred tax expenses (benefits) and discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740-270-30, “General Methodology and Use of Estimated Annual Effective Tax Rate.” Please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our most recent Annual Report filed on Form 10-K filed with the Securities and Exchange Commission for an explanation of each of these adjustments and the reasons for excluding each item.

The GAAP financial measures most directly comparable to adjusted net income (loss), adjusted net income (loss) attributable to Boston Scientific common stockholders and adjusted net income (loss) per share are GAAP net income (loss), GAAP net income (loss) attributable to Boston Scientific common stockholders and GAAP net income (loss) per common share – diluted, respectively.

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

Our Businesses
•Labor shortages and the impact of inflation on the cost of raw materials and direct labor,

•Risks associated with challenging or uncertain domestic and international economic conditions, including those related to rising interest rates, inflation, supply chain disruptions and constraints, adverse developments and volatility in the banking industry, currency devaluations or economies entering into periods of recession,

•The impact of the COVID-19 pandemic and economic conditions created in part by the pandemic on worldwide economies, financial markets, manufacturing and distribution systems, including disruption in the manufacture or supply of certain components, materials or products, and business operations,

•The impact of natural disasters, climate change, additional future public health crises and other catastrophic events on our ability to manufacture, distribute and sell our products,

•The impact of competitive offerings, value-based procurement practices, government-imposed payback provisions and changes in reimbursement practices and policies on average selling prices for our products,

•The ongoing impact on our business of physician alignment to hospitals, governmental investigations and audits of hospitals and other market and economic conditions on the overall number of procedures performed,

•The performance of, and physician and patient confidence in, our products and technologies or those of our competitors,

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

•Our ability to operate properly our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations, including increased risks as an indirect result of the ongoing Russia/ Ukraine war, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $6.363 billion as of June 30, 2023 and $7.324 billion as of December 31, 2022. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $263 million as of June 30, 2023 as compared to $208 million as of December 31, 2022. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $322 million as of June 30, 2023 as compared to $254 million as of December 31, 2022. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of June 30, 2023 and December 31, 2022. As of June 30, 2023, $9.063 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of June 30, 2023, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting during the first six months of 2023. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

(a)
On August 1, 2023, we filed a Certificate of Elimination with respect to our 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS), which upon filing with the Secretary of State of the State of Delaware, eliminated from the Third Restated Certificate of Incorporation of the Company, as amended, all references and matters set forth in the Certificate of Designations with respect to the MCPS as filed with the Secretary of State of the State of Delaware on May 26, 2020.

Following the mandatory conversion of the outstanding shares of the MCPS on June 1, 2023, there were no outstanding shares of MCPS. The foregoing summary of the Certificate of Elimination relating to the MCPS does not purport to be complete and is subject to, and qualified in its entirety by reference to, the Certificate of Elimination, a copy of which is attached as Exhibit 3.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(c)
On April 6, 2023, Jeffrey B. Mirviss, our Senior Vice President and President, Peripheral Interventions, terminated a trading plan that was originally entered into on February 23, 2023 and intended to satisfy the affirmative defense conditions of the prior version of Rule 10b5-1(c). The plan covered the sale of up to 76,992 shares of our common stock, including up to 27,208 shares to be acquired upon vesting of performance share units and restricted share units and 30,172 shares to be acquired upon exercise of stock options, between March 27, 2023 and February 23, 2024. Transactions under the plan were based upon pre-established dates and stock price thresholds.

On May 19, 2023, Charles Dockendorff, an independent member of our Board of Directors, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Dockendorff’s plan covers the sale of 21,025 shares of our common stock between August 18, 2023 and May 31, 2024. Transactions under the plan are based upon pre-established dates and stock price thresholds.

On May 25, 2023, Jeffrey B. Mirviss, our Senior Vice President and President, Peripheral Interventions, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Mirviss’ plan covers the sale of up 105,490 shares of our common stock, including up to 56,690 shares to be acquired upon determination and/or vesting of performance share units and restricted share units and 30,172 shares to be acquired upon exercise of stock options, between August 24, 2023 and March 29, 2024. Transactions under the plan are based upon pre-established dates and stock price thresholds.

On May 26, 2023, Vance R. Brown, our Senior Vice President, General Counsel and Corporate Secretary, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Brown’s plan covers the sale of 15,750 shares of our common stock between August 25, 2023 and December 29, 2023. Transactions under the plan are based upon pre-established dates and stock price thresholds.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

3.1*	Certificate of Elimination relating to the 5.50% Mandatory Convertible Preferred Stock, Series A.

22
Subsidiary Issuer of Guaranteed Securities (incorporated herein by reference to Exhibit 22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2023.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer