Form 10-Q
period 2023-09-30
BOSTON SCIENTIFIC CORP
filed 2023-11-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of Common Stock, $0.01 par value per share, as of October 31, 2023 was 1,464,982,777.

PART I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022

Net sales	$3,527	$3,170	$10,515	$9,440
Cost of products sold	1,101	979	3,198	2,945
Gross profit	2,426	2,191	7,317	6,495

Operating expenses:
Selling, general and administrative expenses	1,242	1,132	3,811	3,357
Research and development expenses	356	339	1,051	993
Royalty expense	11	11	35	34
Amortization expense	208	202	620	604
Intangible asset impairment charges	1	125	58	132
Contingent consideration net expense (benefit)	12	20	43	68
Restructuring net charges (credits)	15	4	51	18
Litigation-related net charges (credits)	(111)	—	(111)	42
	1,733	1,833	5,558	5,248
Operating income (loss)	693	358	1,759	1,247

Other income (expense):
Interest expense	(66)	(63)	(200)	(406)
Other, net	(18)	(51)	(78)	(96)
Income (loss) before income taxes	610	245	1,480	745
Income tax expense (benefit)	105	57	392	188
Net income (loss)	504	188	1,088	558
Preferred stock dividends	—	(14)	(23)	(42)
Net income (loss) attributable to noncontrolling interests	(0)	—	(0)	—
Net income (loss) attributable to Boston Scientific common stockholders	$505	$174	$1,065	$516

Net income (loss) per common share — basic	$0.34	$0.12	$0.74	$0.36
Net income (loss) per common share — diluted	$0.34	$0.12	$0.73	$0.36

Weighted-average shares outstanding
Basic	1,464.5	1,431.6	1,448.8	1,429.7
Diluted	1,475.0	1,440.0	1,459.1	1,438.7

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$504	$188	$1,088	$558
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	21	26	(7)	39
Net change in derivative financial instruments	3	72	(25)	229
Net change in defined benefit pensions and other items	(0)	1	(5)	1
Other comprehensive income (loss)	23	99	(37)	269
Comprehensive income (loss)	$528	$287	$1,051	$827
Comprehensive income attributable to noncontrolling interests	(16)	—	(16)	—
Comprehensive income attributable to Boston Scientific common stockholders	$511	$287	$1,035	$827

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	As of
(in millions, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$952	$928
Trade accounts receivable, net	2,101	1,970
Inventories	2,404	1,867
Prepaid income taxes	307	264
Other current assets	741	731
Total current assets	6,504	5,760
Property, plant and equipment, net	2,635	2,446
Goodwill	13,608	12,920
Other intangible assets, net	5,849	5,902
Deferred tax assets	3,840	3,942
Other long-term assets	1,605	1,500
TOTAL ASSETS	$34,043	$32,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$513	$20
Accounts payable	929	862
Accrued expenses	2,255	2,160
Other current liabilities	882	761
Total current liabilities	4,579	3,803
Long-term debt	8,386	8,915
Deferred income taxes	91	144
Other long-term liabilities	1,858	2,035

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value - authorized 50,000,000 shares - 0 shares issued as of September 30, 2023 and 10,062,500 shares as of December 31, 2022	—	—
Common stock, $0.01 par value - authorized 2,000,000,000 shares - issued 1,728,158,524 shares as of September 30, 2023 and 1,696,633,993 shares as of December 31, 2022	17	17
Treasury stock, at cost - 263,289,848 shares as of September 30, 2023 and December 31, 2022	(2,251)	(2,251)
Additional paid-in capital	20,573	20,289
Retained earnings/(Accumulated deficit)	315	(750)
Accumulated other comprehensive income (loss), net of tax	231	269
Total stockholders’ equity	18,886	17,573
Noncontrolling interests	243	—
Total equity	19,129	17,573
TOTAL LIABILITIES AND EQUITY	$34,043	$32,469

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share data)	2023	2022	2023	2022
Preferred stock shares issued
Beginning	—	10,062,500	10,062,500	10,062,500
Conversion of mandatory convertible preferred stock to common stock	—	—	(10,062,500)	—
Ending	—	10,062,500	—	10,062,500
Common stock shares issued
Beginning	1,725,956,141	1,693,192,785	1,696,633,993	1,688,810,052
Impact of stock-based compensation plans	2,202,383	2,204,851	7,541,629	6,587,584
Conversion of mandatory convertible preferred stock to common stock	—	—	23,982,902	—
Ending	1,728,158,524	1,695,397,636	1,728,158,524	1,695,397,636

Preferred stock
Beginning	$—	$0	$0	$0
Conversion of mandatory convertible preferred stock to common stock	—	—	(0)	—
Ending	$—	$0	—	$0
Common stock
Beginning	$17	$17	$17	$17
Impact of stock-based compensation plans	0	0	0	0
Conversion of mandatory convertible preferred stock to common stock	—	—	0	—
Ending	$17	$17	$17	$17
Treasury stock
Beginning	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$20,441	$20,103	$20,289	$19,986
Impact of stock-based compensation plans	132	116	285	233
Ending	$20,573	$20,219	$20,573	$20,219
Retained earnings/(Accumulated deficit)
Beginning	$(189)	$(1,050)	$(750)	$(1,392)
Net income (loss)	504	188	1,088	558
Net income (loss) attributable to noncontrolling interests	0	—	0	—
Preferred stock dividends	—	(14)	(23)	(42)
Ending	$315	$(876)	$315	$(876)
Accumulated other comprehensive income (loss), net of tax
Beginning	$208	$433	$269	$263
Changes in other comprehensive income (loss)	23	99	(37)	269
Ending	$231	$532	$231	$532
Total stockholders' equity	$18,886	$17,640	18,886	17,640

Noncontrolling interests
Beginning	$259	$—	—	—
Net income (loss) attributable to noncontrolling interests	(0)	—	(0)	—
Changes in other comprehensive income (loss)	(16)	—	(16)	—
Changes to noncontrolling ownership interest	—	—	259	—
Ending	$243	$—	243	—

Total equity	$19,129	$17,640	19,129	17,640

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2023	2022
Net income (loss)	$1,088	$558
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Depreciation and amortization	883	842
Deferred and prepaid income taxes	(74)	(70)
Stock-based compensation expense	174	165
Goodwill and other intangible asset impairment charges	58	132
Net loss (gain) on investments and notes receivable	48	46
Contingent consideration net expense (benefit)	43	68
Inventory step-up amortization	6	32
Debt extinguishment costs	—	194
Other, net	33	92
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(164)	(176)
Inventories	(601)	(275)
Other assets	(43)	(298)
Accounts payable, accrued expenses and other liabilities	95	(590)
Cash provided by (used for) operating activities	1,546	719

Investing activities:
Purchases of property, plant and equipment and internal use software	(444)	(376)
Proceeds from sale of property, plant and equipment	4	10
Payments for acquisitions of businesses, net of cash acquired	(1,018)	(1,542)
Proceeds from (payments for) investments and acquisitions of certain technologies	(89)	(31)
Proceeds from royalty rights	23	54
Proceeds from (payments for) settlements of hedge contracts	2	56
Cash provided by (used for) investing activities	(1,521)	(1,828)

Financing activities:
Payment of contingent consideration previously established in purchase accounting	(39)	(335)
Payments for royalty rights	(50)	(75)
Payments on short-term borrowings	—	(250)
Net increase (decrease) in commercial paper	(4)	(1)
Payments on long-term borrowings and debt extinguishment costs	—	(3,184)
Proceeds from long-term borrowings, net of debt issuance costs	—	3,270
Cash dividends paid on preferred stock	(28)	(42)
Cash used to net share settle employee equity awards	(54)	(49)
Proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans	165	117
Cash provided by (used for) financing activities	(10)	(549)

Effect of foreign exchange rates on cash	(8)	(12)

Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	7	(1,671)
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,126	2,168
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,132	$497

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(SUPPLEMENTAL INFORMATION)

	Nine Months Ended September 30,
(in millions)	2023	2022
Supplemental Information
Stock-based compensation expense	$174	$165
Non-cash impact of transferred royalty rights	(23)	(54)

	As of September 30,
Reconciliation to amounts within the unaudited consolidated balance sheets:	2023	2022
Cash and cash equivalents	$952	$338
Restricted cash and restricted cash equivalents included in Other current assets	123	112
Restricted cash equivalents included in Other long-term assets	58	48
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,132	$497

Refer to notes to the unaudited consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and they do not include all of the information and footnotes required by GAAP for complete financial statements. When used in this report, the terms, "we," "us," "our," and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Accordingly, our unaudited consolidated financial statements and footnotes thereto should be read in conjunction with our audited consolidated financial statements and footnotes thereto included in Item 8 of our most recent Annual Report on Form 10-K.

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

On September 19, 2023, we announced our entry into a definitive agreement to acquire 100 percent of Relievant Medsystems, Inc. (Relievant Medsystems), a privately held medical technology company that developed and commercialized the Intracept® Intraosseous Nerve Ablation System to treat vertebrogenic pain, a form of chronic low back pain. The transaction price consists of an upfront cash payment of $850 million and additional contingent payments based on sales performance over the next three years. The transaction is expected to close in the first half of 2024, subject to customary closing conditions. Following the closing of the acquisition, we plan to integrate the Relievant Medsystems business into our Neuromodulation division.

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

(in millions)	Acotec	Apollo
Goodwill	$338	$379
Amortizable intangible assets	334	248
Other assets acquired	93	50
Liabilities assumed	(48)	(33)
Net deferred tax liabilities	(77)	(7)
Fair value of noncontrolling interest	(259)	—
	$381	$636

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
	$657
Contingent Consideration
None of our acquisitions that closed during 2023 or 2022 contained contingent consideration arrangements. Changes in the fair value of our contingent consideration liability during the first nine months of 2023 associated with prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2022	$149
Contingent consideration net expense (benefit)	43
Contingent consideration payments	(73)
Balance as of September 30, 2023	$119

The payments made during the first nine months of 2023 primarily related to our 2021 acquisition of Farapulse, Inc. As of September 30, 2023, the maximum amount of future contingent consideration (undiscounted) that we could be required to pay associated with our completed acquisitions was approximately $380 million. Refer to Note B – Acquisitions and Strategic Investments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of September 30, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
R&D, Regulatory and Commercialization-based Milestones	$13 million	Discounted Cash Flow	Discount Rate	1%	-	2%	1%
			Probability of Payment	10%	-	25%	22%
			Projected Year of Payment	2023	-	2025	2024
Revenue-based Payments	$106 million	Discounted Cash Flow	Discount Rate	6%	-	14%	6%
			Probability of Payment	100%			100%
			Projected Year of Payment	2023	-	2024	2023
(1)    Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to research and development (R&D), regulatory and commercialization-based milestones and revenue-based payments are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of September 30, 2023.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of
(in millions)	September 30, 2023	December 31, 2022
Equity method investments	$220	$188
Measurement alternative investments(1, 2)	207	219
	$427	$407
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

As of September 30, 2023, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $236 million, which represents amortizable intangible assets, in-process research and development (IPR&D), goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of September 30, 2023		As of December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$12,935	$(7,916)	$12,397	$(7,378)
Patents	477	(384)	486	(394)
Other intangible assets	2,036	(1,472)	1,960	(1,400)
Amortizable intangible assets	$15,447	$(9,772)	$14,843	$(9,173)

Goodwill	$23,508	$(9,900)	$22,820	$(9,900)

IPR&D	$54		$112
Technology-related	120		120
Indefinite-lived intangible assets	$174		$232

The increase in our balance of goodwill and amortizable intangible assets is related primarily to our majority stake investment in Acotec completed in the first quarter of 2023 and our acquisition of Apollo completed in the second quarter of 2023.

The following represents a roll-forward of our goodwill balance by global reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
As of December 31, 2022	$4,237	$8,684	$12,920
Goodwill acquired	379	338	717
Impact of foreign currency fluctuations and purchase price adjustments	(4)	(25)	(29)
As of September 30, 2023	$4,611	$8,997	$13,608

Goodwill and Intangible Asset Impairments
We did not record any goodwill impairment charges in the first nine months of 2023 or 2022. We test our goodwill balances in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.
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
In the second quarter of 2023, we performed our annual goodwill impairment test utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other (FASB ASC Topic 350). The qualitative approach was used for testing reporting units where fair value has historically exceeded carrying value by greater than 100 percent, and all other reporting units were tested using the quantitative approach. For the reporting units tested using the qualitative approach, after assessing the totality of events, it was determined that it was not more likely than not that the fair value of the reporting units was less than their carrying value, and it was not deemed necessary to proceed to the quantitative test. For the reporting unit tested using the quantitative approach, we determined that the fair value of the reporting unit exceeded the carrying value and concluded that goodwill was not impaired or at risk of impairment. There were no impairment indicators in the third quarter of 2023 that necessitated an interim impairment test.
In 2023, we recorded Intangible asset impairment charges of less than $1 million in the third quarter and recorded $58 million in the first nine months. In 2022, we recorded Intangible asset impairment charges of $125 million in the third quarter and $132 million in the first nine months. The impairment charges recorded in the first nine months of 2023 were primarily associated with the cancellation of an IPR&D program due to the incremental time and cost to complete the program and bring the technology to market. The impairment charges recorded in the third quarter and first nine months of 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc., which was integrated into our Neuromodulation business, resulting from lower revenue projections due to reimbursement challenges.
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. We test our indefinite-lived intangible assets at least annually during the third quarter for impairment and reassess their classification as indefinite-lived assets. In addition, we review our indefinite-lived intangible assets for classification and impairment more frequently if impairment indicators exist. During the third quarter of 2023, we performed our annual IPR&D impairment test and evaluated our indefinite-lived core technology assets for impairment and concluded the assets were not impaired. We also verified that the classification of IPR&D projects and our indefinite-lived core technology assets recognized within our unaudited consolidated balance sheets continues to be appropriate.
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

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the euro. As of September 30, 2023 and December 31, 2022, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% euro-denominated senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the Foreign currency translation adjustment (CTA) component of Other comprehensive income (loss), net of tax. We reclassify these gains and losses to current period earnings within Other, net in our accompanying unaudited consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of September 30, 2023 or December 31, 2022. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of
		September 30, 2023	December 31, 2022
Forward currency contracts	Cash flow hedge	$2,343	$2,725
Forward currency contracts	Net investment hedge	333	365
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,328	4,235
Total Notional Outstanding		$7,002	$8,321
(1)    Foreign currency-denominated debt is the €900 million debt principal associated with our 2027 Notes designated as a net investment hedge.

As of September 30, 2023, the remaining time to maturity is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and three years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2023
Forward currency contracts
Cash flow hedges	$54	$(12)	$42	Cost of products sold	$1,101	$(51)	$11	$(39)
Net investment hedges(2)	12	(3)	9	Interest expense	66	(2)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	26	(6)	20	Other, net	18	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	66	1	(0)	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Three Months Ended September 30, 2022
Forward currency contracts
Cash flow hedges	$153	$(34)	$119	Cost of products sold	$979	$(61)	$14	$(47)
Net investment hedges(2)	14	(16)	(2)	Interest expense	63	(3)	1	(2)
Foreign currency-denominated debt
Net investment hedges(3)	56	(13)	43	Other, net	51	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest Expense	63	1	—	1

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2023
Forward currency contracts
Cash flow hedges	$141	$(32)	$109	Cost of products sold	$3,198	$(176)	$40	$(136)
Net investment hedges (2)	40	(9)	31	Interest expense	200	(7)	2	(6)
Foreign currency-denominated debt
Net investment hedges (3)	8	(2)	6	Other, net	78	—	—	—
Interest rate derivative contracts
Cash flow hedges			—	Interest expense	200	2	(0)	2

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Unaudited Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Nine Months Ended September 30, 2022
Forward currency contracts
Cash flow hedges	$412	$(93)	$319	Cost of products sold	$2,945	$(132)	$30	$(102)
Net investment hedges (2)	63	(14)	48	Interest expense	406	(7)	2	(6)
Foreign currency-denominated debt
Net investment hedges (3)	142	(32)	110	Other, net	96	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	406	15	(3)	12
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

As of September 30, 2023, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below:

(in millions)	FASB ASC Topic 815 Designation	Location on Unaudited Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Designated Hedging Instrument
Forward currency contracts	Cash flow hedge	Cost of products sold	$221
Forward currency contracts	Net investment hedge	Interest expense	9
Interest rate derivative contracts	Cash flow hedge	Interest expense	(2)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

	Location on Unaudited Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)		2023	2022	2023	2022
Net gain (loss) on currency hedge contracts	Other, net	$10	$(29)	$13	$(93)
Net gain (loss) on currency transaction exposures	Other, net	(16)	(8)	(42)	48
Net currency exchange gain (loss)		$(6)	$(38)	$(30)	$(45)

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

	Location on Unaudited Consolidated Balance Sheets(1)	As of
(in millions)		September 30, 2023	December 31, 2022
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$198	$196
Forward currency contracts	Other long-term assets	155	149
		353	345
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	43	36
Total Derivative and Nonderivative Assets		$396	$381

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$1	$—
Forward currency contracts	Other long-term liabilities	1	1
Foreign currency-denominated debt(2)	Long-term debt	946	952
		947	953
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	30	52
Total Derivative and Nonderivative Liabilities		$977	$1,005
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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	September 30, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$569	$—	$—	$569	$673	$—	$—	$673
Publicly-held equity securities	23	—	—	23	2	—	—	2
Hedging instruments	—	396	—	396	—	381	—	381
Licensing arrangements	—	—	89	89	—	—	127	127
	$592	$396	$89	$1,078	$674	$381	$127	$1,182
Liabilities
Hedging instruments	$—	$977	$—	$977	$—	$1,005	$—	$1,005
Contingent consideration liability	—	—	119	119	—	—	149	149
Licensing arrangements	—	—	95	95	—	—	159	159
	$—	$977	$214	$1,191	$—	$1,005	$308	$1,313

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying unaudited consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $569 million invested in money market funds and time deposits as of September 30, 2023 and $673 million as of December 31, 2022, we held $382 million in interest-bearing and non-interest-bearing bank accounts as of September 30, 2023 and $256 million as of December 31, 2022.

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

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our accompanying unaudited consolidated balance sheets as of September 30, 2023 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of September 30, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average (1)
Financial Asset	$89 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2023	-	2025	2024
Financial Liability	$95 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2023	-	2026	2024
(1)    Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2022	$127
Proceeds from royalty rights	(47)
Fair value adjustment (expense) benefit	9
Balance as of September 30, 2023	$89

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2022	$159
Payments for royalty rights	(73)
Fair value adjustment expense (benefit)	9
Balance as of September 30, 2023	$95

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

The fair value of our outstanding debt obligations excluding finance leases was $8.067 billion as of September 30, 2023 and $8.203 billion as of December 31, 2022. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $8.900 billion as of September 30, 2023 and $8.935 billion as of December 31, 2022, with current obligations of $513 million as of September 30, 2023 and $20 million as of December 31, 2022. The debt maturity schedule for our long-term debt obligations is presented below:

(in millions, except interest rates)	Issuance Date	Maturity Date	As of		Coupon Rate(1)
			September 30, 2023	December 31, 2022
March 2024 Senior Notes	February 2019	March 2024	—	504	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	1,058	1,067	0.750%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	953	960	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	794	800	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	794	800	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	529	534	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2023 - 2049	(67)	(76)
Finance Lease Obligation		Various	4	5
Long-term debt			$8,386	$8,915
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
(3)    These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of September 30, 2023 and December 31, 2022, respectively.

Revolving Credit Facility

On May 10, 2021, we entered into our $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, among other things described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility as of September 30, 2023 or December 31, 2022.

Financial Covenant

As of September 30, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility, as amended.

	Covenant Requirement	Actual
	as of September 30, 2023	as of September 30, 2023
Maximum permitted leverage ratio(1)	3.75 times	2.34 times
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

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of September 30, 2023, we had $369 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022, for a total of $1.443 billion. As of September 30, 2023, we had $1.494 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of September 30, 2023 and December 31, 2022.

Senior Notes

We had senior notes outstanding of $8.953 billion as of September 30, 2023 and $8.986 billion as of December 31, 2022. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (refer to Other Arrangements below).

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

Factoring Arrangements	As of September 30, 2023		As of December 31, 2022
	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$218	4.9%	$161	2.4%
Yen denominated	188	0.7%	194	0.6%
Renminbi denominated	22	2.9%	13	3.1%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $151 million as of September 30, 2023 and $135 million as of December 31, 2022, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of September 30, 2023 and December 31, 2022 we had not recognized a related liability for any outstanding letters of credit within our accompanying unaudited consolidated balance sheets.

We have a supplier financing program offered primarily in the U.S. where our suppliers can opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $148 million as of September 30, 2023 and $129 million as of December 31, 2022.

Refer to Note E – Contractual Obligations and Commitments to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K for additional information on our borrowings and credit agreements.

NOTE F – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions within our accompanying unaudited consolidated balance sheets are as follows:

Trade accounts receivable, net

	As of
(in millions)	September 30, 2023	December 31, 2022
Trade accounts receivable	$2,226	$2,079
Allowance for credit losses	(126)	(109)
	$2,101	$1,970

The following is a roll forward of our Allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$127	$117	$109	$108
Credit loss expense	10	7	44	26
Write-offs	(11)	(9)	(27)	(20)
Ending balance	$126	$114	$126	$114

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

Inventories

	As of
(in millions)	September 30, 2023	December 31, 2022
Finished goods	$1,466	$1,171
Work-in-process	187	147
Raw materials	752	548
	$2,404	$1,867
Other current assets

	As of
(in millions)	September 30, 2023	December 31, 2022
Restricted cash and restricted cash equivalents	$123	$149
Derivative assets	241	232
Licensing arrangements	49	60
Other	328	290
	$741	$731

Property, plant and equipment, net

	As of
(in millions)	September 30, 2023	December 31, 2022
Land	$139	$137
Buildings and improvements	1,801	1,695
Equipment, furniture and fixtures	3,451	3,297
Capital in progress	691	598
	6,082	5,728
Less: accumulated depreciation	3,446	3,282
	$2,635	$2,446

Depreciation expense was $93 million for the third quarter of 2023, $82 million for the third quarter of 2022, $263 million for the first nine months of 2023 and $238 million for the first nine months of 2022.

Other long-term assets

	As of
(in millions)	September 30, 2023	December 31, 2022
Restricted cash equivalents	$58	$48
Operating lease right-of-use assets	446	386
Derivative assets	155	149
Investments	427	407
Licensing arrangements	40	67
Indemnification asset	165	172
Other	314	271
	$1,605	$1,500
Accrued expenses

	As of
(in millions)	September 30, 2023	December 31, 2022
Legal reserves	$246	$231
Payroll and related liabilities	912	830
Rebates	369	352
Contingent consideration	109	74
Other	619	674
	$2,255	$2,160

Other current liabilities

	As of
(in millions)	September 30, 2023	December 31, 2022
Deferred revenue	$246	$220
Licensing arrangements	50	79
Taxes payable	352	232
Other	234	230
	$882	$761

Other long-term liabilities

	As of
(in millions)	September 30, 2023	December 31, 2022
Accrued income taxes	$487	$597
Legal reserves	161	212
Contingent consideration	10	75
Licensing arrangements	45	80
Operating lease liabilities	400	347
Deferred revenue	301	289
Other	454	434
	$1,858	$2,035

NOTE G – INCOME TAXES

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate from continuing operations	17.3%	23.3%	26.5%	25.2%

The changes in our reported tax rates for the third quarter and first nine months of 2023, compared to the same periods in 2022, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include litigation-related net credits, acquisition-related charges, debt extinguishment charges, as well as certain discrete tax items primarily related to unrecognized tax benefits and provision-to-return adjustments recorded in the third quarter of 2023.

As of September 30, 2023, we had $475 million of gross unrecognized tax benefits, of which a net $419 million, if recognized, would affect our effective tax rate. As of December 31, 2022, we had $492 million of gross unrecognized tax benefits, of which a net $410 million, if recognized, would affect our effective tax rate. The change in our gross unrecognized tax benefit is primarily related to remeasurement of historic positions after tax law changes and audit activities.

It is reasonably possible that within the next 12 months, we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $64 million.

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

Our accrual for legal matters that are probable and estimable was $407 million as of September 30, 2023 and $443 million as of December 31, 2022 and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund, which is included in restricted cash and restricted cash equivalents in Other current assets of $123 million as of September 30, 2023 and $149 million as of December 31, 2022. Refer to Note F – Supplemental Balance Sheet Information for additional information. In 2023, we recorded litigation-related net credits of $111 million during the third quarter and first nine months related to the settlement of offensive patent litigation. In 2022, we did not record litigation-related net charges (credits) in the third quarter and recorded net charges of $42 million during the first nine months.

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

Patent Litigation

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, Cook) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The Company seeks lost profits, a reasonable royalty and a permanent injunction. The case was transferred to the District Court for the Southern District of Indiana. Cook filed Inter Partes Review (IPR) requests with the U.S. Patent and Trademark Office (USPTO) against four then-asserted patents, which resulted in the court staying the case until 2020. All IPRs concluded and confirmed the validity of certain claims of each challenged patent. In February 2023, the District Court issued summary judgment rulings dismissing certain claims and defenses. Trial on the remaining two asserted patents took place in May and June 2023 and the jury found that the Company’s patents are both valid and infringed and awarded the Company $158 million as lost profits. On August 4, 2023, the parties entered into a settlement to resolve all claims, and the case was dismissed on August 22, 2023.

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

Other Proceedings

On December 4, 2020, Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Mariano Errichiello as the lead plaintiff. The plaintiffs filed an Amended Complaint in June 2021 that seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. The Company filed a Motion to Dismiss in July 2021, which, in December 2022, the Court granted in part and denied in part. The Company intends to vigorously defend itself against the surviving allegations. On October 23, 2023, the Company reached an agreement in principle with the lead plaintiff to settle the case. The settlement in principle is subject to execution of definitive settlement documents and is subject to approval of the Court. On December 15, 2020, the Securities and Exchange Commission’s Boston Regional Office (Boston SEC) notified the Company that it was conducting an investigation related to the Company’s decision to retire the LOTUS System and issued a voluntary request for documents and information related to that decision. On February 10, 2021, the Boston SEC issued a second voluntary request for additional documents and information. The Company cooperated fully with the requests, and on January 3, 2022, the SEC informed us that it was concluding its investigation and that it did not intend to recommend an enforcement action. On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund, Diane Nachbaur, and Frank Tripson, three stockholders of the Company, on July 26, 2021, July 29, 2021, and February 13, 2023, respectively, each demanding access to certain books and records of the Company, pursuant to Section 220 of the Delaware General Corporation Law, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items. On April 7, 2023, Diane Nachbaur filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, David Roux, John E. Sununu, Ellen M. Zane, Joseph M. Fitzgerald, Daniel J. Brennan, Shawn McCarthy, Ian Meredith, Kevin Ballinger, and Susan Vissers Lisa. On May 8, 2023, the Court stayed the case until the conclusion of the consolidated class action case. On October 18, 2023, Frank Tripson filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company, Michael F. Mahoney, Daniel J. Brennan, Joseph M. Fitzgerald, Shawn McCarthy, Kevin Ballinger, Ian Meredith, Susan Vissers Lisa, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, Stephen P. MacMillan, David Roux, John E. Sununu, and Ellen M. Zane.

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
NOTE J – WEIGHTED AVERAGE SHARES OUTSTANDING

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Weighted average shares outstanding — basic	1,464.5	1,431.6	1,448.8	1,429.7
Net effect of common stock equivalents	10.5	8.4	10.2	9.0
Weighted average shares outstanding - diluted	1,475.0	1,440.0	1,459.1	1,438.7

The following securities were excluded from the calculation of diluted weighted average shares outstanding because their effect in the periods presented below would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Stock options outstanding(1)	0	9	0	6
MCPS(2)	—	24	13	24
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

For the first nine months of 2023 and 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income was reduced by cumulative Preferred stock dividends, as presented within our accompanying unaudited consolidated statements of operations, for purposes of calculating Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

We issued approximately two million shares of our common stock in the third quarter of 2023, approximately 32 million shares in the first nine months of 2023, approximately two million shares in the third quarter of 2022, and approximately seven million shares in the first nine months of 2022. Shares were issued following the automatic conversion of the MCPS, the exercise of stock options, vesting of restricted stock units or purchases under our employee stock purchase plan. We did not repurchase any shares of our common stock in the first nine months of 2023 or 2022. On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2023, we had the full amount remaining available under the authorization.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2023	2022	2023	2022
MedSurg	$1,318	$1,199	$3,900	$3,521
Cardiovascular	2,149	1,925	6,378	5,620
Total net sales of reportable segments	3,468	3,124	10,277	9,141
Impact of foreign currency fluctuations	59	46	238	300
	$3,527	$3,170	$10,515	$9,440

Income (loss) before income taxes
MedSurg	$446	$359	$1,293	$1,048
Cardiovascular	570	451	1,677	1,294
Total operating income of reportable segments	1,016	810	2,970	2,342
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(97)	(1)	(221)	67
Goodwill and intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(19)	(249)	(370)	(558)
Amortization expense	(208)	(202)	(620)	(604)
Operating income (loss)	693	358	1,759	1,247
Other expense, net	(83)	(114)	(279)	(502)
Income (loss) before income taxes	$610	$245	$1,480	$745

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating income margin of reportable segments	2023	2022	2023	2022
MedSurg	33.8%	30.0%	33.2%	29.8%
Cardiovascular	26.5%	23.4%	26.3%	23.0%

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

	Three Months Ended September 30,
	2023			2022
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$382	$247	$629	$342	$217	$559
Urology	341	142	483	315	118	433
Neuromodulation	175	55	229	173	48	221
MedSurg	898	443	1,341	830	383	1,213
Interventional Cardiology Therapies	182	401	583	190	359	549
Watchman	291	31	323	234	28	262
Cardiac Rhythm Management	355	197	552	338	181	519
Electrophysiology	89	101	190	73	75	148
Cardiology	918	730	1,647	836	643	1,479
Peripheral Interventions	283	255	538	269	210	479
Cardiovascular	1,201	984	2,185	1,104	853	1,958
Total Net Sales	$2,099	$1,427	$3,527	$1,934	$1,236	$3,170

	Nine Months Ended September 30,
	2023			2022
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,118	$719	$1,836	$992	$657	$1,649
Urology	1,007	430	1,437	921	375	1,296
Neuromodulation	530	177	708	519	150	669
MedSurg	2,655	1,326	3,981	2,432	1,182	3,614
Interventional Cardiology Therapies	554	1,248	1,803	568	1,099	1,667
Watchman	843	87	930	662	76	738
Cardiac Rhythm Management	1,057	609	1,665	1,005	575	1,580
Electrophysiology	259	300	560	196	222	418
Cardiology	2,714	2,244	4,958	2,431	1,972	4,403
Peripheral Interventions	844	733	1,577	782	641	1,423
Cardiovascular	3,557	2,977	6,534	3,213	2,613	5,826
Total Net Sales	$6,212	$4,303	$10,515	$5,645	$3,795	$9,440

Refer to Note K- Segment Reporting for information on our reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Geographic Regions	2023	2022	2023	2022
U.S.	$2,099	$1,934	$6,212	$5,645
Europe, Middle East and Africa	671	585	2,107	1,869
Asia-Pacific	611	532	1,784	1,579
Latin America and Canada	146	119	412	347
Total Net Sales	$3,527	$3,170	$10,515	$9,440

Emerging Markets(1)	$594	$519	$1,715	$1,457
(1)Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada. We have revised prior year amounts to conform to the current year's presentation.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying unaudited consolidated balance sheets. Our deferred revenue balance was $547 million as of September 30, 2023 and $509 million as of December 31, 2022. Our contractual liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contractual liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $52 million in the third quarter and $164 million in the first nine months of 2023 that was included in the above contract liability balance as of December 31, 2022. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

Variable Consideration

For additional information on variable consideration, refer to Note A – Significant Accounting Policies to our audited financial statements contained in Item 8. Financial Statements and Supplementary Data of our most recent Annual Report on Form 10-K.

NOTE M – CHANGES IN OTHER COMPREHENSIVE INCOME

The following tables provide the reclassifications out of Other comprehensive income (loss), net of tax:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2023	$(28)	$241	$(4)	$208
Other comprehensive income (loss) before reclassifications	23	42	—	64
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(39)	(0)	(41)
Total other comprehensive income (loss)	21	3	(0)	23
Balance as of September 30, 2023	$(8)	$243	$(4)	$231

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of June 30, 2022	$106	$363	$(36)	$433
Other comprehensive income (loss) before reclassifications	28	119	1	148
(Income) loss amounts reclassified from accumulated other comprehensive income	(2)	(47)	0	(49)
Total other comprehensive income (loss)	26	72	1	99
Balance as of September 30, 2022	$133	$434	$(35)	$532

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(1)	109	(5)	103
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	(134)	(1)	(141)
Total other comprehensive income (loss)	(7)	(25)	(5)	(37)
Balance as of September 30, 2023	$(8)	$243	$(4)	$231

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	45	319	2	366
(Income) loss amounts reclassified from accumulated other comprehensive income	(6)	(90)	0	(96)
Total other comprehensive income (loss)	39	229	1	269
Balance as of September 30, 2022	$133	$434	$(35)	$532

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our accompanying unaudited consolidated financial statements. During the first nine months of 2023, we implemented the following standards on a prospective basis, none of which had a material impact on our financial position or results of operations.

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

Financial Summary

Three Months Ended September 30, 2023

Our net sales for the third quarter of 2023 were $3.527 billion, compared to $3.170 billion for the third quarter of 2022. This increase of $356 million, or 11.2 percent, included operational1 net sales growth of 11.1 percent and the positive impact of 10 basis points from foreign currency fluctuations. Operational net sales growth in the third quarter of 2023 included organic2 net sales growth of 10.2 percent and the positive impact of 90 basis points driven by our majority stake investment in Acotec Scientific Holdings Limited (Acotec) during the first quarter of 2023 and acquisition of Apollo Endosurgery, Inc. (Apollo) during the second quarter of 2023, for which there is less than a full period of comparable sales. The increase in our net sales was primarily driven by the diversity of our product portfolio and strong execution, coupled with growth in the underlying markets in which we compete. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income attributable to Boston Scientific common stockholders for the third quarter of 2023 was $505 million, or $0.34 per diluted share. Our reported results for the third quarter of 2023 included certain charges and/or credits totaling $227 million (after-tax), or $0.15 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 was $732 million, or $0.50 per diluted share.

Our reported net income attributable to common stockholders for the third quarter of 2022 was $174 million, or $0.12 per diluted share. Our reported results for the third quarter of 2022 included certain charges and/or credits totaling $446 million (after-tax), or $0.31 per diluted share. Excluding these items, adjusted net income attributable to common stockholders3 was $620 million, or $0.43 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Three Months Ended September 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share
Reported	$610	$105	$504	$—	$505	$0.34
Non-GAAP adjustments:
Amortization expense	208	28	179	—	177	0.12
Goodwill and other intangible asset impairment charges	1	0	0	—	0	0.00
Acquisition/divestiture-related net charges (credits)	66	10	56	—	56	0.04
Restructuring and restructuring-related net charges (credits)	47	6	41	—	41	0.03
Litigation-related net charges (credits)	(111)	(25)	(86)	—	(86)	(0.06)
Investment portfolio net losses (gains)	2	(0)	2	—	2	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	17	2	14	—	14	0.01
Deferred tax expenses (benefits)	—	(23)	23	—	23	0.02
Discrete tax items	—	(0)	0	—	0	0.00
Adjusted	$838	$104	$734	$—	$732	$0.50

	Three Months Ended September 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(4)
Reported	$245	$57	$188	$(14)	$174	$0.12
Non-GAAP adjustments:
Amortization expense	202	28	174	—	174	0.12
Goodwill and other intangible asset impairment charges	125	29	96	—	96	0.07
Acquisition/divestiture-related net charges (credits)	113	1	112	—	112	0.08
Restructuring and restructuring-related net charges (credits)	18	2	16	—	16	0.01
Litigation-related net charges (credits)	—	0	(0)	—	(0)	(0.00)
Investment portfolio net losses (gains)	(3)	0	(3)	—	(3)	(0.00)
European Union (EU) Medical device regulation (MDR) implementation costs	20	3	17	—	17	0.01
Debt extinguishment charges	—	0	0	—	0	(0.00)
Deferred tax expenses (benefits)	—	(35)	35	—	35	0.02
Adjusted	$719	$85	$634	$(14)	$620	$0.43

(4) On June 1, 2023, all outstanding shares of Mandatory Convertible Preferred Stock (MCPS) automatically converted into shares of common stock. For the third quarter of 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders.

Nine Months Ended September 30, 2023

Our net sales for the first nine months of 2023 were $10.515 billion, compared to $9.440 billion for the first nine months of 2022. This increase of $1.075 billion, or 11.4 percent, included operational1 net sales growth of 12.6 percent and the negative impact of 120 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 11.9 percent and the positive impact of 70 basis points driven by our majority stake investment in Acotec and acquisition of Apollo during the first nine months of 2023 and our acquisition of Baylis Medical Company Inc. (Baylis Medical) in the first nine months of 2022, for which there is less than a full period of comparable sales. The increase in our net sales was primarily driven by the diversity of our product portfolio and strong execution, coupled with growth in the underlying markets in which we compete, as well as our recent acquisitions. Refer to Quarterly Results and Business Overview for a discussion of our net sales by global business.

Our reported net income attributable to Boston Scientific common stockholders for the first nine months of 2023 was $1.065 billion, or $0.73 per diluted share. Our reported results for the first nine months of 2023 included certain charges and/or credits totaling $1.116 billion (after-tax), or $0.76 per diluted share. Excluding these items, adjusted net income attributable to common stockholders3 for the first nine months of 2023 was $2.181 billion, or $1.50 per diluted share.

Our reported net income attributable to common stockholders for the first nine months of 2022 was $516 million, or $0.36 per diluted share. Our reported results for the first nine months of 2022 included certain charges and/or credits totaling $1.300 billion (after-tax), or $0.90 per diluted share. Excluding these items, adjusted net income attributable to common stockholders3 for the first nine months of 2022 was $1.816 billion, or $1.26 per diluted share.

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

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Quarterly Results and Business Overview and Additional Information for a discussion of these reconciling items:

	Nine Months Ended September 30, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(5)
Reported	$1,480	$392	$1,088	$(23)	$1,065	$0.73
Non-GAAP adjustments:
Amortization expense	620	84	536	—	534	0.37
Goodwill and other intangible asset impairment charges	58	4	54	—	54	0.04
Acquisition/divestiture-related net charges (credits)	244	(54)	298	—	298	0.20
Restructuring and restructuring-related net charges (credits)	133	21	112	—	112	0.08
Litigation-related net charges (credits)	(111)	(25)	(86)	—	(86)	(0.06)
Investment portfolio net losses (gains)	21	(2)	22	—	22	0.02
European Union (EU) Medical device regulation (MDR) implementation costs	53	7	45	—	45	0.03
Deferred tax expenses (benefits)	—	(111)	111	—	111	0.08
Discrete tax items	—	(26)	26	—	26	0.02
Adjusted	$2,497	$290	$2,206	$(23)	$2,181	$1.50

	Nine Months Ended September 30, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(5)
Reported	$745	$188	$558	$(42)	$516	$0.36
Non-GAAP adjustments:
Amortization expense	604	85	519	—	519	0.36
Goodwill and other intangible asset impairment charges	132	29	103	—	103	0.07
Acquisition/divestiture-related net charges (credits)	276	(3)	279	—	279	0.19
Restructuring and restructuring-related net charges (credits)	82	11	71	—	71	0.05
Litigation-related net charges (credits)	42	10	33	—	33	0.02
Investment portfolio net losses (gains)	8	4	4	—	4	0.00
European Union (EU) Medical device regulation (MDR) implementation costs	52	7	45	—	45	0.03
Debt extinguishment charges	194	45	149	—	149	0.10
Deferred tax expenses (benefits)	—	(98)	98	—	98	0.07
Discrete tax items	—	0	(0)	—	(0)	(0.00)
Adjusted	$2,135	$277	$1,858	$(42)	$1,816	$1.26

(5) For the first nine months of 2023 and 2022, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of EPS. Accordingly, GAAP Net income and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our unaudited consolidated statements of operations, for purposes of calculating GAAP Net income attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

Quarterly Results and Business Overview

The following section describes our net sales and results of operations by reportable segment and business unit. For additional information on our businesses and product offerings, refer to Item 1. Business of our most recent Annual Report on Form 10-K.

	Three Months Ended September 30,
(in millions)	2023	2022	Increase/(Decrease)
Endoscopy	$629	$559	12.6%
Urology	483	433	11.5%
Neuromodulation	229	221	3.7%
MedSurg	1,341	1,213	10.6%
Cardiology	1,647	1,479	11.4%
Peripheral Interventions	538	479	12.3%
Cardiovascular	2,185	1,958	11.6%
Net Sales	$3,527	$3,170	11.2%

	Nine Months Ended September 30,
(in millions)	2023	2022	Increase/(Decrease)
Endoscopy	$1,836	$1,649	11.3%
Urology	1,437	1,296	10.9%
Neuromodulation	708	669	5.8%
MedSurg	3,981	3,614	10.2%
Cardiology	4,958	4,403	12.6%
Peripheral Interventions	1,577	1,423	10.8%
Cardiovascular	6,534	5,826	12.2%
Net Sales	$10,515	$9,440	11.4%

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less-invasive technologies. Net sales of Endoscopy products of $629 million for the third quarter and $1.836 billion for the first nine months of 2023 represented 18 percent and 17 percent of our consolidated net sales, respectively. Endoscopy net sales increased $70 million, or 12.6 percent, during the third quarter and $187 million, or 11.3 percent, during the first nine months of 2023, compared to the prior year periods. During the third quarter of 2023, this increase included operational net sales growth of 11.9 percent and a positive impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2023, this increase included operational net sales growth of 12.3 percent and a negative impact of 100 basis points from foreign currency fluctuations, compared to the prior year period.

Operational net sales growth included organic net sales growth of 10.6 percent in the third quarter of 2023 and 11.2 percent for the first nine months of 2023, and the positive impact of 130 and 110 basis points, respectively, from our acquisition of Apollo and the divestiture of our pathology business in the second quarter of 2023. Organic net sales growth in both periods was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our hemostasis and single use imaging franchises.

Urology

Our Urology business develops and manufactures devices to treat various urological and pelvic conditions for both male and female anatomies. Net sales of Urology products of $483 million for the third quarter and $1.437 billion for the first nine months of 2023 represented 14 percent of our consolidated net sales in both periods. Urology net sales increased $50 million, or 11.5 percent, during the third quarter and $141 million, or 10.9 percent, during the first nine months of 2023, compared to the prior year periods. During the third quarter of 2023, this increase included operational net sales growth of 11.1 percent and a positive impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2023, this increase included operational net sales growth of 11.6 percent and a negative impact of 70 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth during both periods was driven by our stone management franchise led by our LithoVue™ Single-Use Digital Flexible Ureteroscope System and Laser Therapies, as well as growth in our prosthetic urology franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $229 million for the third quarter and $708 million for the first nine months of 2023 represented 6 percent and 7 percent of our consolidated net sales, respectively. Neuromodulation net sales increased $8 million, or 3.7 percent during the third quarter and $39 million, or 5.8 percent during the first nine months of 2023, compared to the prior year periods. During the third quarter of 2023, this increase included operational net sales growth of 3.2 percent and a positive impact of 40 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2023, this increase included operational net sales growth of 6.4 percent and a negative impact of 50 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth during both periods was driven by our spinal cord stimulation (SCS) franchise led by our WaveWriter Alpha™ SCS System as well as growth within our deep brain stimulation franchise.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $1.647 billion for the third quarter and $4.958 billion for the first nine months of 2023 represented 47 percent of our consolidated net sales in both periods. Cardiology net sales increased $169 million, or 11.4 percent, during the third quarter and $554 million, or 12.6 percent during the first nine months of 2023, compared to the prior year periods. During the third quarter of 2023, this increase included operational net sales growth of 11.4 percent and a positive impact of 10 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2023, this increase included operational net sales growth of 14.0 percent and a negative impact of 140 basis points from foreign currency fluctuations, compared to the prior year period. Operational net sales growth for the first nine months of 2023 included organic net sales growth of 13.3 percent and the positive impact of 70 basis points from our acquisition of Baylis Medical in the first quarter of 2022.

Organic net sales growth during the third quarter and first nine months of 2023 was primarily driven by strong demand and continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device, as well as growth of our percutaneous coronary intervention guidance, cardiac diagnostics and access solutions franchises, and our single shot portfolio, led by our Farapulse™ Ablation System and our POLARx™ technologies.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $538 million for the third quarter and $1.577 billion for the first nine months of 2023 represented 15 percent of our consolidated net sales in both periods. Peripheral Interventions net sales increased $59 million, or 12.3 percent, during the third quarter and $154 million, or 10.8 percent, during the first nine months of 2023, compared to the prior year periods. During the third quarter of 2023, this increase included operational net sales growth of 12.9 percent and a negative impact of 60 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2023, this increase included operational net sales growth of 12.7 percent and a negative impact of 190 basis points from foreign currency fluctuations, compared to the prior year period.

In the first quarter of 2023, we acquired a majority stake investment in Acotec and have elected to consolidate their results of operations on a one quarter lag. Operational net sales growth for the third quarter and first nine months of 2023 included organic net sales growth of 8.4 percent and 11.1 percent, respectively, and the positive impact of 450 and 160 basis points, respectively, from our majority stake investment in Acotec. Organic net sales growth during the third quarter and first nine months of 2023 was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and our EMBOLD™ Fibered Coil, and our drug-eluting portfolio within our vascular franchise led by our Eluvia™ Drug-Eluting Stent System and Ranger™ Drug Coated Balloon.

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

Our Emerging Markets net sales represented 17 percent and 16 percent of our consolidated net sales during the third quarter and first nine months of 2023, respectively, and 16 percent and 15 percent during the third quarter and first nine months of 2022, respectively. During the third quarter of 2023, our Emerging Markets net sales grew 14 percent on a reported basis, which included operational net sales growth of 19 percent and a negative impact of 460 basis points from foreign currency fluctuations, compared to the prior year period. During the first nine months of 2023, our Emerging Markets net sales grew 18 percent on a reported basis, which included operational net sales growth of 23 percent and a negative impact of 530 basis points from foreign currency fluctuations, compared to the prior year period. Operational growth in both periods was driven primarily by growth in China, fueled by the breadth of our portfolio.

Economic Trends

Our business has been impacted by global supply chain disruptions. In particular, we have experienced, and may continue to experience, increases in cost and limited availability of raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, higher interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, Israel/Hamas war, as well as the tension between China/Taiwan, may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which impact, and may in the future negatively impact our business. In particular, international conflicts have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

Gross Profit

Our Gross profit was $2.426 billion for the third quarter of 2023, $2.191 billion for the third quarter of 2022, $7.317 billion for the first nine months of 2023 and $6.495 billion for the first nine months of 2022. As a percentage of net sales, our Gross profit decreased to 68.8 percent during the third quarter of 2023, compared to 69.1 percent in the third quarter of 2022 and increased to 69.6 percent during the first nine months of 2023, compared to 68.8 percent during the first nine months of 2022. The following is a reconciliation of our gross profit margin and a description of the drivers of the changes from period to period:

	Percentage of Net Sales
	Three Months	Nine Months
Gross profit margin - period ended September 30, 2022	69.1%	68.8%
Sales pricing, volume and mix	1.7	1.6
Manufacturing and supply costs	1.7	1.8
Net impact of foreign currency fluctuations	(2.7)	(2.0)
All other, including other period expenses	(1.0)	(0.8)
Gross profit margin - period ended September 30, 2023	68.8%	69.6%

The primary factors contributing to the slight decrease in our gross profit margin in the third quarter of 2023, as compared to the same period in the prior year, were the impacts of foreign currency and period expenses. These impacts were partially offset by favorable sales mix and increased sales of higher margin products, improvements in manufacturing and supply costs and the realization of standard cost improvements. Despite the slight decrease in the third quarter of 2023, we experienced an increase in our gross profit margin in the first nine months of 2023, as compared to the same period in the prior year, due to increased sales of higher margin products, as well as improvements in manufacturing and supply costs. These impacts were partially offset by the unfavorable impact of foreign currency and period expenses. We expect our full year 2023 gross profit margin to slightly improve compared to 2022 due to our expectation that favorable trends noted in the first nine months of 2023 will continue and the impact of foreign currency will remain unfavorable in the fourth quarter of 2023.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$1,242	35.2%	$1,132	35.7%	$3,811	36.2%	$3,357	35.6%
Research and development expenses	356	10.1%	339	10.7%	1,051	10.0%	993	10.5%

Selling, general and administrative expenses (SG&A Expenses)

During the third quarter of 2023, SG&A expenses increased $110 million, or 10 percent, compared to the prior year period and were 50 basis points lower as a percentage of net sales. During the first nine months of 2023, SG&A expenses increased $454 million, or 14 percent, compared to the prior year period and were 60 basis points higher as a percentage of net sales. The increase in SG&A expenses in both periods was primarily due to higher selling costs driven by higher global net sales and in the first nine months of 2023, was also due to comparatively higher acquisition-related and restructuring-related expenses.

Research and development expenses (R&D Expenses)

We remain committed to advancing medical technologies and investing in meaningful R&D projects across our businesses. During the third quarter of 2023, R&D expenses increased $16 million, or 5 percent, compared to the prior year period and were 60 basis points lower as a percentage of net sales. During the first nine months of 2023, R&D expenses increased $58 million, or 6 percent, compared to the prior year period, and were 50 basis points lower as a percentage of net sales. R&D expenses increased in both periods as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

Other Operating Expenses

The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

During the third quarter of 2023, Amortization expense increased $5 million, or 3 percent, compared to the prior year period. In the first nine months of 2023, Amortization expense increased $16 million, or 3 percent, compared to the first nine months of 2022. The increase in Amortization expense during both periods was driven by the addition of amortizable intangible assets associated with our recent acquisitions.

Intangible Asset Impairment Charges

In 2023, we recorded Intangible asset impairment charges of less than $1 million in the third quarter and recorded $58 million in the first nine months. In 2022, we recorded $125 million in the third quarter and $132 million in the first nine months. The impairment charges recorded in the first nine months of 2023 were primarily associated with the cancellation of an in-process research and development (IPR&D) program due to the incremental time and cost to complete the program and bring the technology to market. The impairment charges recorded in the third quarter and first nine months of 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc., which was integrated into our Neuromodulation business, resulting from lower revenue projections due to reimbursement challenges. Refer to Note C – Goodwill and Other Intangible Assets to our unaudited consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q and Critical Accounting Policies and Estimates contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our most recent Annual Report on Form 10-K for additional details and a discussion of key assumptions used in our goodwill and intangible asset impairment testing and future events that could have a negative impact on the recoverability of our goodwill and intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $12 million in the third quarter of 2023, $20 million in the third quarter of 2022, $43 million in the first nine months of 2023 and $68 million in the first nine months of 2022. The net charges recorded in the first nine months of 2023 and 2022 related to an increase in expected payments for achievement of commercialization-based milestones and revenue-based payments as a result of over-performance. In addition, we made payments of $73 million and $371 million associated with prior acquisitions during the first nine months of 2023 and 2022, following the achievement of revenue and/or regulatory milestones. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for additional details related to our contingent consideration arrangements.

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

Pursuant to the 2023 Restructuring Plan, we recorded restructuring charges in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations of $15 million and $51 million in the third quarter and first nine months of 2023. In addition, we recorded restructuring-related charges of $32 million and $82 million in the third quarter and first nine months of 2023 primarily within Cost of products sold and SG&A Expenses. During the third quarter and first nine months of 2022, we recorded restructuring charges of $4 million and $18 million, respectively, and restructuring-related charges of $14 million and $64 million, respectively, all associated with our 2019 Restructuring Plan, which was substantially completed as of December 31, 2022.

Litigation-related net charges (credits)

We recorded litigation-related net credits of $111 million during the third quarter and first nine months of 2023 related to the settlement of offensive patent litigation. We did not record any litigation-related net charges (credits) during the third quarter of 2022 and recorded $42 million during the first nine months of 2022. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying unaudited consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within SG&A expenses.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense (in millions)	$(66)	$(63)	$(200)	$(406)
Average borrowing rate	2.8%	2.7%	2.8%	5.7%

Interest expense and our average borrowing rate increased during the third quarter of 2023 compared to the prior year period, primarily due to higher utilization of our factoring programs as well as rising global interest rates. Interest expense and our average borrowing rate decreased during the first nine months of 2023 compared to the prior year period, primarily due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs, as well as the issuance of euro-denominated bonds, which carry lower interest rates, during the first quarter of 2022. For the first nine months of 2022, the weighted average borrowing rates associated with our outstanding senior notes were 2.3 percent. Refer to Liquidity and Capital Resources and Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for information regarding our debt obligations.

Tax Rate

Our effective tax rate from continuing operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate from continuing operations	17.3%	23.3%	26.5%	25.2%

The changes in our reported tax rates for the third quarter and first nine months of 2023, compared to the same periods in 2022, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include litigation-related net credits, acquisition-related charges, debt extinguishment charges, as well as certain discrete tax items primarily related to unrecognized tax benefits and provision-to-return adjustments recorded in the third quarter of 2023.

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

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies and methods. During the third quarter and first nine months of 2023, there were no material changes to the application of critical accounting policies previously disclosed in our most recent Annual Report on Form 10-K.

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

As of September 30, 2023, we had $952 million of unrestricted Cash and cash equivalents on hand, including approximately $130 million held by Acotec, a less than wholly owned entity of which we acquired a majority stake investment during the first quarter of 2023. The balance is comprised of $569 million invested in money market funds and time deposits and $382 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, as well as modification to the calculation of consolidated EBITDA, described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. As of September 30, 2023, we had no commercial paper debt outstanding, resulting in an additional $2.750 billion of available liquidity under the 2021 Revolving Credit Facility.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

The following provides a summary and description of our net cash inflows (outflows):

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash provided by (used for) operating activities	$1,546	$719
Cash provided by (used for) investing activities	(1,521)	(1,828)
Cash provided by (used for) financing activities	(10)	(549)

Operating Activities

During the first nine months of 2023, cash provided by (used for) operating activities increased $827 million as compared to the prior year period primarily due to comparatively higher net sales and operating income and changes in operating assets and liabilities.

Investing Activities

During the first nine months of 2023, cash provided by (used for) investing activities included cash payments of $1.018 billion, net of cash acquired, for the acquisition of Apollo and a majority stake investment in Acotec, as well as purchases of property, plant and equipment and internal use software of $444 million. During the first nine months of 2022, cash used for investing activities included a net cash payment of $1.542 billion for the acquisition of Baylis Medical. For more information, refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. In addition, we made purchases of property, plant and equipment and internal use software of $376 million during the first nine months of 2022.

Financing Activities

Cash provided by (used for) financing activities in the first nine months of 2023 included proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $165 million, cash used to net share settle employee equity awards of $54 million, payments of contingent consideration previously established in purchase accounting of $39 million and payments for royalty rights of $50 million. In the first nine months of 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. Additionally, cash provided by (used for) financing activities in the first nine months of 2022 included payments of contingent consideration previously established in purchase accounting of $335 million.

Financial Covenant

As of September 30, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility, as amended, as described below.

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

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses associated with our current or future restructuring plans. As of September 30, 2023, we had $369 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022 for a total of $1.443 billion. As of September 30, 2023, we had $1.494 billion of the litigation exclusion remaining.

Contractual Obligations and Commitments

On September 19, 2023, we announced our entry into a definitive agreement to acquire 100 percent of Relievant Medsystems, Inc. for approximately $850 million and additional contingent payments based on sales performance over the next three years, which is expected to close in the first half of 2024, subject to customary closing conditions. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for more information.

Certain of our acquisitions involve the payment of contingent consideration. Refer to Note B – Acquisitions, Divestitures and Strategic Investments to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further details regarding the estimated potential amount of future contingent consideration we could be required to pay associated with our acquisitions. There have been no other material changes to our contractual obligations and commitments as of September 30, 2023.

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

We received $165 million during the first nine months of 2023 and $117 million during the first nine months of 2022 in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees.

We did not repurchase any shares of our common stock during the first nine months of 2023 or 2022. On December 14, 2020, our Board of Directors approved a new stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. As of September 30, 2023, we had the full amount remaining available under the authorization.

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
International conflicts, including, but not limited to the Russia/Ukraine war, Israel/Hamas war and tension between China/Taiwan, have heightened cybersecurity risks on a global basis. While there is significant uncertainty around implications of cybersecurity attacks resulting from the conflict, we have taken steps to better understand our readiness, including the resilience of our critical business functions, with the goal of reducing the impact if such an event were to occur.

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

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of deferred stock units. These plans are entered into at a time when the person is not in possession of material non-public information about the Company. In addition to any plans described in Part II, Item 5 of this Quarterly Report on Form 10-Q, we disclose details regarding individual Rule 10b5-1 Trading Plans on the Investor Relations section of our website.

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

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the relevant sections of this Quarterly Report on Form 10-Q.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are based on certain risks and uncertainties, including the risk factors described in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Quarterly Report on Form 10-Q, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Quarterly Report on Form 10-Q. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: the impact of foreign currency fluctuations, future U.S. and global economic, political, competitive, reimbursement and regulatory conditions; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; the impact of pandemics on our operations and financial results; disruptions caused by extreme weather or other climate change-related events; labor shortages and increases in labor costs; new product introductions and the market acceptance of those products; markets for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; clinical trial results; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, refer to Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Quarterly Report.

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

•Our ability to operate properly our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that has a material adverse effect on our business, reputation or results of operations, including increased risks as an indirect result of the ongoing Russia/ Ukraine war and/or Israel/Hamas war, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

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

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine war, Israel/Hamas war, tension between China/Taiwan, and related, downstream effects thereof, including the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $6.005 billion as of September 30, 2023 and $7.324 billion as of December 31, 2022. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $255 million as of September 30, 2023 as compared to $208 million as of December 31, 2022. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $311 million as of September 30, 2023 as compared to $254 million as of December 31, 2022. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impacts on our unaudited consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of September 30, 2023 and December 31, 2022. As of September 30, 2023, $8.953 billion in aggregate principal amount of our outstanding debt obligations was at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of September 30, 2023, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

Refer to Note D – Hedging Activities and Fair Value Measurements to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information regarding our derivative financial instruments.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting during the first nine months of 2023. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Refer to Note H – Commitments and Contingencies to our unaudited consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information contained elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our most recent Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 5. OTHER INFORMATION

(c)

No director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2023.

ITEM 6. EXHIBITS (* documents filed or furnished with this report; # compensatory plans or arrangements)

3.1
Certificate of Elimination relating to the 5.50% Mandatory Convertible Preferred Stock, Series A (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 3, 2023, File No 1-1083).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 1, 2023.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Daniel J. Brennan

	Name:	Daniel J. Brennan
	Title:	Executive Vice President and Chief Financial Officer