Form 10-K
period 2023-12-31
BOSTON SCIENTIFIC CORP
filed 2024-02-20
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $79.0 billion based on the last reported sale price of $54.09 of the registrant’s common stock on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. (For this computation, the registrant has excluded the market value of all shares of common stock of the registrant reported as beneficially owned by executive officers, and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.)
The number of shares outstanding of Common Stock, $0.01 par value per share, as of January 31, 2024 was 1,467,095,627.

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2023 with the Securities and Exchange Commission in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

Our Company

Boston Scientific Corporation is a global developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. As a medical technology leader for more than 40 years, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals diagnose and treat a wide range of diseases and medical conditions and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. We advance science for life by providing a broad range of high performance solutions to address unmet patient needs and reduce the cost of health care. When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

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

We expect to continue to invest in our core businesses and pursue opportunities to diversify and further expand our presence in strategic, high-growth adjacencies and new global markets, including growth within the countries we define as emerging markets. Maintaining and expanding our international presence is an important component of our long-term growth strategy. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that we can implement across our product lines. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and all divisions. In the past several years, we have completed numerous acquisitions in support of our growth strategy, both strengthening our core businesses and expanding into high growth adjacent markets. We continue to develop digital tools and technologies that enable us to compete more effectively and deliver first class remote physician education, drive deeper patient engagement and increase digitally-enabled sales force productivity.

We have a firm commitment to corporate social responsibility and living our values as a global business and global corporate citizen. This includes taking actions to combat discrimination and advancing equality and diversity, including through financial support of racial equity initiatives in the communities where we live and work, protecting the environment, investing in our employees' health and well-being, and many other initiatives that we believe ultimately help us create value responsibly. Refer to discussion of Community Outreach below and Corporate Responsibility included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for additional information regarding measures we are undertaking.

Product Offerings

Our core businesses are organized into two reportable segments: MedSurg and Cardiovascular. The following describes our key product offerings and new product innovations by reportable segment and business unit.

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

•AXIOS™ Stents and Electrocautery Enhanced Delivery Systems, the first, and currently only stent systems in the U.S. indicated for endoscopic drainage of pancreatic pseudocysts and used to facilitate endoscopic drainage of the gallbladder for patients with acute cholecystitis,
•SpyGlass™ DS II Direct Visualization Systems and SpyGlass™ Discover Digital Catheters, the first single-use scopes to enable physicians to take a single-stage approach to diagnostic and therapeutic procedures in the pancreaticobiliary system, including treating patients with bile duct stones,
•EXALT™ Model D Single-Use Duodenoscopes for use in endoscopic retrograde cholangiopancreatography (ERCP) procedures, the first U.S. Food and Drug Administration (FDA)-cleared single-use (disposable) duodenoscopes on the market and
•our infection prevention portfolio, designed to minimize the risk of infection transmission and improve operational efficiencies by streamlining manual cleaning or eliminating the need for cleaning and tracking.

In the second quarter of 2023, we completed the acquisition of Apollo Endosurgery, Inc., a public company that has developed and commercialized endoscopic suturing devices including OverStitch™ Endoscopic Suturing Systems and X-Tack™ Endoscopic HeliX Tacking Systems and endobariatric devices including the Apollo ESG™ and Apollo REVISE™ Systems, the first devices authorized by the FDA for endoscopic sleeve gastroplasty and endoscopic bariatric revision procedures, as well as the Orbera™® Intragastric Balloon for endoscopic weight management.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Our product offerings include the following:

•a comprehensive line of stone management products, including ureteral stents, catheters, baskets, guidewires, sheaths and balloons,
•LithoVue™ Single-Use Digital Flexible Ureteroscopes, which deliver detailed high-resolution digital images for high-quality visualization and seamless navigation,
•Lumenis Pulse™ Holmium Laser Systems with MOSES™ Technology, complemented by a full line of laser fibers and accessories used in urology procedures,
•our prosthetic urology portfolio, which includes our AMS 700™ penile implant to treat erectile dysfunction and our AMS 800™ Artificial Urinary Sphincter to treat male urinary incontinence,
•GreenLight XPS™ Laser System, MoXy™ Fiber, and Rezūm™ Systems for treatment of BPH and
•SpaceOAR™ Hydrogel Systems which help reduce side effects that men may experience after receiving radiotherapy to treat prostate cancer, together with our SpaceOAR VUE™ Hydrogel, providing clinicians with enhanced product visualization.

In the first quarter of 2023, we received FDA clearance for and launched our LithoVue™ Elite Single-Use Digital Flexible Ureteroscope System, the first ureteroscope with the ability to monitor intrarenal pressure in real-time during ureteroscopy procedures.

Pending Axonics Acquisition

On January 8, 2024, we announced our entry into a definitive agreement to acquire Axonics, Inc. (Axonics), a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The Axonics product portfolio includes the Axonics R20™ and Axonics F15™ Systems used to deliver sacral neuromodulation (SNM) therapy for the treatment of over-active bladder and fecal incontinence. The purchase price is $71.00 in cash per share, or approximately $3.670 billion. The transaction is expected to close in the first half of 2024, subject to customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and new debt. The Axonics business will be integrated into our Urology division.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Our product offerings include the following:

•Precision Montage™ and WaveWriter Alpha™ Spinal Cord Stimulator (SCS) Systems, designed to provide improved pain relief to a wide range of patients who suffer from chronic pain, with proprietary features such as Multiple Independent Current Control, our Illumina 3D™ Proprietary Programming Software and FAST™ Therapy for

profound parathesia-free pain relief in minutes, used by physicians to target specific areas of pain and customize stimulation of nerve fibers more precisely,
•our G4™ Generator and consumable portfolio in Radiofrequency Ablation (RFA) for pain management used by physicians to treat patients with chronic pain,
•Superion™ Indirect Decompression Systems, minimally-invasive devices used to improve physical function and reduce pain in patients with moderate lumbar spinal stenosis (LSS),
•our Cognita™ Practice Optimization suite of tools designed to increase awareness, streamline patient management, and sustain long-term outcomes for patients
•Vercise Genus™ Deep Brain Stimulation (DBS) System for the treatment of Parkinson's disease, tremor, and intractable primary and secondary dystonia, a neurological movement disorder characterized by involuntary muscle contractions, utilizing Stimview™ XT, our proprietary DBS visualization software developed in collaboration with Brainlab AG, providing clinicians with real-time, 3D visualization and stimulation of brain anatomy.

In the second quarter of 2023, we received FDA approval for the Vercise™ Neural Navigator 5 Software, which when used with the Vercise Genus™ DBS systems can help provide clinicians with simple and actionable data for efficient programming in the treatment of people living with Parkinson's disease or essential tremor.

In addition, in the fourth quarter of 2023, we completed the acquisition of Relievant Medsystems, Inc., a privately held medical technology company that has developed and commercialized the Intracept™ Intraosseous Nerve Ablation System, the only FDA-cleared system to treat vertebrogenic pain, a form of chronic low back pain.

Cardiovascular

Cardiology

Interventional Cardiology Therapies (ICTx)

Our Interventional Cardiology Therapies business develops and manufactures technologies for diagnosing and treating coronary artery disease and aortic valve conditions. Our product offerings include the following:

•OptiCross™ Intravascular Ultrasound (IVUS) Imaging Catheters,
•iLab™ Ultrasound Imaging Systems with Polaris Software, designed to enhance the diagnosis and treatment of blocked vessels and other heart disorders, compatible with our full line of imaging catheters,
•AVVIGO™ Guidance Systems and AVVIGO™ Guidance System II, incorporating high-definition IVUS all in a mobile or integrated platform,
•ROTAPRO™ Rotational Atherectomy Systems, designed to treat coronary calcification in lesions by regulating the flow of air to the advancer, controlling burr rotation speed, and also monitoring and displaying burr rotation speed and rotational atherectomy procedural time,
•SYNERGY™, SYNERGY MEGATRON™ and SYNERGY™ XD Everolimus-Eluting Platinum Chromium Coronary Stent Systems, featuring an ultra-thin abluminal (outer) bioabsorbable polymer coating,
•Safari2™ Pre-Shaped Guidewires, intended to facilitate the introduction and placement of interventional devices within the heart,
•WOLVERINE™ Coronary Cutting Balloon™, a cutting balloon angioplasty device with a unique mechanism of action that enables precise vessel preparation across a wide range of resistant lesions,
•AGENT™ Drug-Coated Balloon, which is designed to provide a targeted, therapeutic dose of anti-proliferative paclitaxel to the coronary lesion and minimize downstream particulates,
•ACURATE neo2™ Aortic Valve Systems for use in transcatheter aortic valve replacement (TAVR) procedures and
•SENTINEL™ Cerebral Embolic Protection Systems, used to reduce the risk of stroke in TAVR procedures and is clinically proven to decrease cerebral embolization and its associated neurological effects.

In the third quarter of 2023, we received CE Mark, FDA clearance and Japanese Pharmaceuticals and Medical Devices Agency (PMDA) approval for the AVVIGO™+ Multi-Modality Guidance System, a next-generation technology that provides high-quality IVUS imaging and physiologic assessment of coronary vessels and lesions.

Watchman

Our WATCHMAN FLX™ Left Atrial Appendage Closure (LAAC) Devices are designed to close the left atrial appendage in patients with non-valvular atrial fibrillation who are at risk for ischemic stroke. WATCHMAN™ is the first device to offer a non-pharmacologic alternative to oral anti-coagulants that has been studied in a randomized clinical trial and is the leading device in percutaneous LAAC globally. In the third quarter of 2023, we received FDA approval for the latest-generation WATCHMAN FLX™ Pro LAAC Device, which is designed to improve visualization during device placement, reduce device-related thrombus post-implant and treat a broader range of patient anatomies.

Cardiac Rhythm Management

Our Cardiac Rhythm Management (CRM) business develops and manufactures a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include the following:

•the RESONATE™ family of implantable cardioverter defibrillators (ICD) and implantable cardiac resynchronization therapy defibrillators (CRT-D), including our proprietary HeartLogic™ Heart Failure (HF) Diagnostic and SmartCRT™ Technology with Multisite pacing in CRT-D,
•EMBLEM™ MRI S-ICD Systems, the world's first commercially available subcutaneous implantable cardiac defibrillators (S-ICD), which provides physicians the ability to treat patients who are at risk for sudden cardiac arrest without touching the heart,
•ACCOLADE™ family of pacemakers and implantable cardiac resynchronization therapy pacemakers (CRT-P),
•ACUITY™ X4 Quadripolar LV Leads, RELIANCE™ family of ICD Leads and our INGEVITY™ Pacing Leads,
•LATITUDE™ Remote Patient Management Systems, which allow for more frequent monitoring and better guided treatment decisions by enabling physicians to monitor implantable system performance remotely,
•LUX-Dx™ Insertable Cardiac Monitor (ICM) systems, long-term diagnostic devices implanted in patients to detect arrhythmias associated with conditions such as atrial fibrillation (AF), cryptogenic stroke and syncope and
•BodyGuardian™ Remote Cardiac Monitoring Systems provide a full range of mobile health solutions and remote monitoring services, ranging from ambulatory cardiac monitors – including short and long-term holter monitors – to cardiac event monitors and mobile cardiac telemetry.

In the third quarter of 2023, we received FDA clearance and launched the next-generation LUX-Dx II/II+™ ICM system for long-term monitoring of arrhythmias. Additionally, our entire transvenous defibrillator portfolio leverages our EnduraLife™ Battery Technology and has magnetic resonance imaging (MRI) conditional labeling when used with our current generation of leads.

Electrophysiology

Our Electrophysiology business develops and manufactures less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart, including a broad portfolio of therapeutic and diagnostic catheters and a variety of equipment used in the Electrophysiology lab. Our product offerings include the following:

•Farapulse™ Pulsed Field Ablation (PFA) System for the treatment of AF,
•POLARx™ Cryoablation Systems for the treatment of AF,
•VersaCross Connect™ Access Solutions for our WATCHMAN FXD Curve™ Sheath, Polarsheath™ and Faradrive™ Steerable Sheath providing safe and efficient access to the left side of the heart,
•Rhythmia™ Mapping Systems, catheter-based, 3-D cardiac mapping and navigation solutions designed to help diagnose and guide treatment of a variety of arrhythmias,
•A portfolio of radiofrequency (RF) cardiac ablation catheters, including our INTELLANAV STABLEPOINT™ catheter, which also includes DIRECTSENSE™ Software for monitoring RF energy during ablations and
•IntellaMap Orion™ Mapping Catheters, for use with our Rhythmia Mapping System to provide high-density, high-resolution maps of the heart.

In the third quarter of 2023, we received FDA approval for the POLARx™ Cryoablation System, which includes the POLARx™ FIT Cryoablation Balloon Catheter, and in the first quarter of 2024, we received FDA approval for the FARAPULSE™ PFA System, both of which are used to treat patients with paroxysmal AF.

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

Our peripheral arterial product offerings include:

•Eluvia™ Drug Eluting Vascular Stent Systems, innovative stents built on the Innova stent platform, designed to deliver a sustained dosage of paclitaxel during the time when restenosis is most likely to occur, in addition to the Eluvia™ line extension, the longest-length stent available for treatment of patients with peripheral artery disease (PAD) in the superficial femoral artery,
•Mustang™, Coyote™ and Sterling™ PTA Balloon Catheters designed for a wide variety of peripheral angioplasty procedures and
•Ranger™ Drug-Coated Balloons, innovative balloons built on the Sterling balloon platform, featuring a low-dose of paclitaxel.

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

Our interventional oncology product offerings include the following:

•TheraSphere™ Y-90 radioactive glass microspheres used in the treatment of hepatocellular carcinoma (HCC), the most common type of liver cancer,
•Renegade™ HI-FLO™ Fathom™ Microcatheter and Guidewire System and Interlock™ - 35 Fibered IDC™ and 18 Fibered IDC™ Occlusion System for peripheral embolization,
•EMBOLD™ Detachable Coil System, used for arterial and venous embolizations in the peripheral vasculature and
•ICEFX™ and Visual ICE™ Cryoablation Systems for destruction of tissue, using image-guided needles to enable cryoablation visualization for optimal tumor coverage.

In the first quarter of 2023, we acquired a majority stake investment in Acotec Scientific Holdings Limited (Acotec), a publicly traded Chinese manufacturer of drug-coated balloons and other products used in the treatment of vascular and other diseases, complementing our existing Peripheral Interventions portfolio. In addition, in the second quarter of 2023, we received FDA 510(k) clearance for the EMBOLD™ Soft and Packing Coils, which, along with the EMBOLD™ Fibered Coil, complete the EMBOLD™ Detachable Coil System, a peripheral embolization platform for vessel occlusion designed to simplify operator workflow and streamline inventory for hospitals. In the fourth quarter of 2023, we started to introduce our OBSIDIO™ Conformable Embolic for use in the embolization of hypervascular tumors and blood vessels to occlude blood flow for controlling bleeding/hemorrhaging in the peripheral vasculature.

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

We believe that our products and solutions compete primarily on their ability to deliver both differentiated clinical and economic outcomes for our customers by enabling physicians to perform diagnostic and therapeutic procedures safely and effectively often in a less-invasive and cost effective manner. We also compete on ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, with economically motivated buyers, consolidation among health care providers, increasing prevalence and importance of regional and national tenders, increased competition and declining reimbursement rates, we are also required to compete on the basis of price, value, reliability and efficiency. We recognize that our continued competitive success will depend upon our ability to:

•offer products and solutions that provide differentiated clinical and economic outcomes,
•create or acquire innovative, scientifically advanced technologies,
•apply our technology and solutions cost-effectively and with superior quality across product lines and markets,
•develop or acquire proprietary products and solutions,
•attract and retain qualified personnel,
•obtain patent or other protection for our products,
•obtain required regulatory and reimbursement approvals,
•continually provide quality products and enhance our quality systems and
•supply sufficient inventory at competitive prices to meet customer demand.

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

In addition to internal development, we work with leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We continue to expand our collaborations to include research and development teams in our emerging market countries; these teams will focus on both global and local market requirements at a lower cost of development. We believe that these efforts will play a significant role in our future success.

Marketing and Sales

We market our products and solutions to hospitals, clinics, outpatient facilities and medical offices in 140 countries worldwide. In addition, large group purchasing organizations, hospital networks and other buying groups are important to our business and represent a substantial portion of our net sales. Each of our businesses maintains dedicated sales forces and marketing teams focused on physicians who specialize in the diagnosis and treatment of different medical conditions, as well as on key hospital service line administrators.

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

We remain committed to maintaining appropriate investments to ensure supply chain stability. We have an ongoing supplier resiliency program which identifies and mitigates risk and have taken measures to mitigate the impact of challenges within the global supply chain in recent years. We consistently monitor our inventory levels, manufacturing, sterilization and distribution capabilities and partnerships and maintain recovery plans to address potential disruptions. Many components used in the manufacturing of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources; however, certain items are custom made to meet our specifications.

On an on-going basis, we track supplier status and inventory in risk areas and take action to prevent shortages, monitoring safety stock levels and building up product supplies as warranted, and mitigating risk of technology and material shortages by identifying new vendors.

Predictability in the supply of certain raw materials and components used in the manufacturing of our products has improved but continues to be a risk for certain materials and vendors. While we continue to believe we will have access to the raw materials and components that we need, these supply chain dynamics could result in increased costs to us or an inability to fully meet customer demand for certain of our products.

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

We maintain insurance policies providing limited coverage against securities claims. We are substantially self-insured with respect to product liability claims and fully self-insured with respect to intellectual property infringement claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. See Note I – Commitments and Contingencies to our 2023 consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for a discussion of intellectual property, product liability and other litigation and proceedings in which we are involved.

Regulatory Environment

Medical Device Regulatory Approvals

The medical devices that we manufacture, market and commercialize are subject to regulation by numerous worldwide regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution. Medical devices are also generally subject to varying levels of regulatory control based on risk level of the device.

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

In the European Union (EU), we are required to comply with the Medical Device Regulation (MDR or EU MDR) which became effective in May 2021, superseding the existing Medical Device and Active Implantable Medical Device Directives. Medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021) can continue to be sold during the applicable transition period or until the CE Certificate expires, whichever comes first, providing there are no significant changes to the design or intended use. The CE Mark, which is required to sell medical devices in the EU is affixed following a Conformity Assessment and either approval from the appointed independent Notified Body or through self-certification by the manufacturer. The selected pathway to CE marking is based on device risk classification. CE marking indicates conformity to the applicable General Safety and Performance Requirements (GSPRs) for the MDR. The MDR changes multiple aspects of the regulatory framework for CE marking, such as increased clinical evidence requirements, changes to labelling, and new requirements, including Unique Device Identification (UDI), and many new post-market reporting obligations. MDR also modifies and increases the compliance requirements for the medical device industry and will continue to require significant investment over the next few years to transition all products. The CE mark continues to be a prerequisite for successful registration in many other global geographies. In addition, other EU countries continue to impose significant local registration requirements despite the implementation of MDR, and the United Kingdom has introduced new requirements following its exit from the EU.

We are also required to comply with the regulations of every other country where we commercialize products before we can launch or maintain new products on the market, including regulations that have been introduced in many countries in the Middle East and Southeast Asia that previously did not have medical device regulations, or had minimal regulations. In Japan, we are required to comply with Japan’s Ministry of Health, Labor and Welfare (MHLW) regulations. In conjunction with the MHLW, the Pharmaceutical and Medical Device Agency is an independent agency that is responsible for reviewing drug and medical device applications and works with the MHLW to assess new product safety, develop comprehensive regulations, and monitor post-market safety.

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

Our quality system is designed to enable us to satisfy various international quality system regulations, including those of the FDA with respect to products sold in the U.S. The International Standards Organization (ISO) established the ISO 13485 quality system standard, which includes requirements for an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. All of our medical device manufacturing facilities and key distribution sites are certified under the ISO 13485 quality system standard.

Health Care Policies and Reimbursement

Political, economic, technological and regulatory influences around the world continue to subject the health care industry to potential fundamental changes that could substantially affect our results of operations. We maintain a global Government Affairs presence, headquartered in Washington, D.C., to actively monitor and advocate on myriad legislation and policies that may potentially impact us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress and committee staff, the White House and administration offices, state governors, legislatures and regulatory agencies, embassies and global governments on issues affecting our business. The Government Affairs office also advocates for public policy that benefits our employees and the patients we serve and supports the communities in which we live.

Our products are purchased principally by hospitals, physicians and other health care providers around the world that typically bill various third-party payers, including government programs (e.g., Medicare and Medicaid in the U.S.) and private insurance payers, for the items and services provided to their patients. Government and private sector initiatives related to limiting the growth of health care costs (including price regulation), coverage and payment policies, comparative effectiveness reviews of therapies, technology assessments, price transparency and health care delivery and payment structure reforms, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to place increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our products and technologies generate favorable clinical outcomes, value and cost efficiency, while also being less invasive than alternatives, the resources necessary to demonstrate value to our customers, patients, payers and other stakeholders are significant and new therapies may take significantly longer periods of time to gain widespread adoption.

Implementation of cost containment initiatives and health care reforms in significant markets such as the U.S., China, Australia, and other markets may limit the price of, or the level at which reimbursement is provided for, our products or procedures using our products, which in turn may make it less likely that a hospital or physician will select our products to treat patients.

Environmental Regulation and Management

We are subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We are focused on continuous improvement in environmental metrics with a goal of reducing pollution, minimizing depletion of natural resources and reducing our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. Refer to Corporate Responsibility included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

Human Capital

At Boston Scientific, our work is guided by core values that define our culture and empower our employees, including Caring, Diversity, Global Collaboration, High Performance, Meaningful Innovation and Winning Spirit. As of December 31, 2023, we had approximately 48,000 employees, of which approximately 58 percent were outside the U.S. We believe the collective talent of our employees and our shared corporate culture, values and behaviors give us a competitive advantage.

Attracting, developing and retaining talented employees are key parts of our strategy and are critical to our success. We strive to do this by fostering a diverse, equitable and inclusive workplace, providing competitive pay and benefits and flexible work conditions, offering ongoing employee growth and development opportunities and cultivating a culture that prioritizes employee health, safety and well-being.

Diversity, Equity and Inclusion (DE&I)

We do our best work to advance health care when we have a diverse range of perspectives and experience on our team. Innovation thrives in a culture of engagement, inclusion and equity. The society in which we live and the customers and patients we serve are diverse and our employees at all levels of the organization must reflect this diversity. In recent years, we have made steady progress to increase the overall representation of employees who identify as women and as Black/African American, Asian, Hispanic/Latino, American Indian/Alaska Native, Native Hawaiian/Other Pacific Islander, and two or more races (together, multicultural talent). As of December 31, 2023, women represented 36 percent of our Board of Directors, and 49 percent of our employees. In addition, 38 percent of employees in the U.S. and Puerto Rico identified as multicultural.

We continue to focus on improving workforce diversity through intentional actions to drive meaningful change. We listen to our employees and use that feedback to complement and expand our existing DE&I programs to emphasize initiatives aimed at developing our pipeline of talent and fostering a psychologically safe and inclusive workplace for all. Additionally, our Executive Committee and our Board of Directors have oversight of our policies and strategies related to diversity and inclusion, employee engagement, talent recruitment and development, pay equity and company culture.

In addition, our ten Employee Resource Groups (ERGs) are at the heart of our DE&I strategy. ERGs are voluntary, company-sponsored employee groups that foster and celebrate our diverse workforce and inclusive work environment. They provide forums for us to learn from one another, celebrate our uniqueness and develop inclusive leadership skills. We support each ERG by designating global and local executive sponsors and providing financial resources. Our ERG chapters around the world collaborate across the business at all levels and are powerful voices for change in the company.

Additionally, our approach to supplier selection involves building DE&I throughout the Boston Scientific supplier network. We are committed to the increased and sustained support of diverse businesses that share our dedication to improving the quality of patient care. We have taken steps to further expand the number of Black-owned enterprises that provide supply chain services for our business in the U.S., and also support small and diverse vendors by shortening our standard payment terms.

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

As part of our broader rewards portfolio, we offer competitive pay and benefits that are flexible and affordable to meet the individual needs of our employees. In addition to cash-based salaries, our rewards portfolio includes cash bonus programs, sales incentives, stock awards, recognition awards, health insurance, paid time off and family leave, retirement savings plans, childcare and Employee Assistance Programs that encourage overall well-being, including help with finances, inclusive family planning and support, elder/child care, legal support and mental health resources. Since 2021, our annual bonus plan has included performance measures for certain environmental, social and governance (ESG) goals. For additional information on our annual bonus plan, refer to our Proxy Statement for the 2023 Annual Meeting of Shareholders.

Equal pay for equal work is rooted in our values and foundational to fostering an inclusive environment. Pay equity is an important part of our long-standing global compensation planning practices. Sustaining pay equity requires constant measurement and attention, so we regularly conduct comprehensive audits, internal and external analyses and company-wide benchmarking of salaries to identify and eliminate disparities. In addition, we periodically contract with an independent, third party to assess pay equity across all positions. Our most recent pay equity study, completed in 2023, reported no statistically significant pay disparity for more than 99 percent of our employees across gender globally and for multicultural talent in the U.S. and Puerto Rico. We continue to educate and train our people, update policies and expand benefits to decrease bias, increase gender and racial representation within our organization, and foster a culture where all employees feel valued and included.

Employee Health and Safety

We take a global approach to prioritizing and monitoring employee health and safety and we strive to foster a safety-oriented culture in all of our offices and facilities. We set health and safety goals which measure the number of injuries per 100 employees for the global organization. Our Employee Health & Safety Global and Regional Councils review performance monthly to discuss trends and risks, as well as opportunities for improvement. We have obtained ISO 45001:2018 Occupational Health and Safety Management System at 14 of our key global locations. This is a globally recognized standard for employee Occupational Health and Safety, established by the International Standards Organization, which provides a voluntary framework to identify key occupational health and safety aspects associated with our business helping to deliver continuous improvement. We have established a company-wide safety goal of 0.25 or fewer injuries per 100 employees by 2030, cutting our year-over-year incident rate by approximately 50 percent from a base year of 2019. As of December 31, 2023, we have achieved a safety level of 0.32 per 100 employees.

Employee Growth and Development

Developing our people professionally is one of the most important things we do. We have robust succession planning to ensure our future leaders are ready to assume roles as they become available. At every level of the company, employees have access to training and tools they can use to advance their skills and expertise and create greater possibilities for their careers. We offer professional and technical courses, including on-the-job training, skills-based learning, mentoring opportunities and leadership development programs for all employees.

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

Community Outreach

We are united by a goal to make a difference in the lives of the over 37 million patients we serve annually. The Boston Scientific Caring value guides us in the work we do each day including how we invest in the well-being of communities. We work to advance possibilities in our three focus areas of health, STEM education and community. Our efforts evolve frequently as do the pressing needs of our communities. In 2023, we focused on providing aid to those impacted by natural and humanitarian disasters and addressing the basic needs of underserved populations in communities where we live and work. In 2023, we provided approximately $2 million in aid to 9 countries impacted by disasters through Boston Scientific and Boston Scientific Foundation funding.

Our global community programs empowered employees to participate in and influence the way we care for local communities through volunteerism and personal donations. Many employees chose to support their communities and causes they are passionate about through the use of the Employee Matching Gifts program. Through employee contributions and the Boston Scientific match, a total of nearly $2 million was donated in 2023.

We have also collaborated with non-profit community organizations to decrease health disparities and reduce the risk for chronic disease for the underserved by increasing access to health care and screenings. Our global and U.S. Signature Health Grant programs support education and development for health care workers in vulnerable communities worldwide. To help offset a World Health Organization projected shortfall of 10 million health care workers by 2030, we collaborate with organizations training medical staff to conduct critical disease screenings. In 2023, we provided approximately $1 million in these grants to organizations working in the U.S., Colombia, Peru and India. We also continue our long-term Close the Gap initiative, which focuses on raising awareness and empowering health care providers to reach more patients of color, fight longstanding inequities, and address barriers to care. Through Close the Gap, hospitals and health systems are provided with zip code level data that highlight the disease prevalence and disparities occurring in their communities. The information, along with our health equity resources, allows health care administrators and providers to focus on improving care to underserved populations within their communities.

We are also passionate about inspiring young learners to see themselves in a Science, Technology, Engineering and Math (STEM) role in the future. Employees on our global STEM teams work with underrepresented K-12 students to share their passion for STEM by providing interactive product demos, development programs, and hands-on activities for young learners in their communities. In 2023, more than 110,000 students were reached through our STEM activities and events.

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

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this Annual Report on Form 10-K and information incorporated by reference herein, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend,” “aim,” "goal," "target," "continue," "hope," "may" and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors” and the specific risk factors discussed herein and in connection with forward-looking statements throughout this Annual Report on Form 10-K, which could cause actual results to vary materially from the expectations and projections expressed or implied by our forward-looking statements. These risks and uncertainties, in some cases, have affected and in the future could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report on Form 10-K. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements. Risks and uncertainties that may cause such differences include, among other things: economic conditions, including the impact of foreign currency fluctuations, future U.S. and global political, competitive, reimbursement and regulatory conditions; geopolitical events; manufacturing, distribution and supply chain disruptions and cost increases; disruptions caused by cybersecurity events; disruptions caused by public health emergencies or extreme weather or other climate change-related events; labor shortages and increases in labor costs; variations in outcomes of ongoing and future clinical trials and market studies; new product introductions and the market acceptance of those products; market competition for our products; expected pricing environment; expected procedural volumes; the closing and integration of acquisitions; demographic trends; intellectual property rights; litigation; financial market conditions; the execution and effect of our restructuring program; the execution and effect of our business strategy, including our cost-savings and growth initiatives; our ability to achieve environmental, social and governance goals and commitments; and future business decisions made by us and our competitors. New risks and uncertainties may arise from time to time and are difficult to predict. All of these factors are difficult or impossible to predict accurately and many of them are beyond our control. For a further list and description of these and other important risks and uncertainties that may affect our future operations, see Part I, Item 1A. Risk Factors contained within this Annual Report on Form 10-K filed with the SEC, which we may update in Part II, Item 1A. Risk Factors in subsequent Quarterly Reports on Form 10-Q that we will file hereafter. We disclaim any intention or obligation to publicly update or revise any forward-looking statement to reflect any change in our expectations or in events, conditions, or circumstances on which those expectations may be based, or that may affect the likelihood that actual results will differ from those contained in the forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this Annual Report on Form 10-K.

The following are some of the important risk factors that could cause our actual results to differ materially from our expectations in any forward-looking statements. For further discussion of these and other risk factors, see Item 1A. Risk Factors.

Our Business

•Labor shortages and the impact of inflation on the cost of raw materials and direct labor,

•Risks associated with challenging or uncertain domestic and international economic conditions, including those related to interest rates, inflation, supply chain disruptions and constraints, adverse developments and volatility in the banking industry, currency devaluations or economies entering into periods of recession,

•The impact of disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products,

•The impact of any future pandemics or other public health crises on worldwide economies, financial markets, manufacturing and distribution systems, including disruption in the manufacture or supply of certain components, materials or products, and business operations,

•The impact of natural disasters, climate change or other catastrophic events on our ability to manufacture, distribute and sell our products,

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

•Our ability to achieve our projected level or mix of product sales, as some of our products are more profitable than others,

•Our ability to attract and retain talent, including key personnel associated with acquisitions, and to maintain our corporate culture,

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

Regulatory Compliance, Litigation and Data Protection

•The impact of health care policy changes and legislative or regulatory efforts in the U.S., the EU and around the world to modify product approval or reimbursement processes, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency, as well as the impact of other health care reform legislation,

•Risks associated with our regulatory compliance and quality systems and activities in the U.S., the EU and around the world, including meeting regulatory standards applicable to manufacturing and quality processes,

•The effect of global legal, regulatory or market responses to climate change and sustainability matters, including increased compliance burdens and costs to meet regulatory obligations,

•Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and processes and the ongoing inherent risk of potential physician advisories related to our or our competitors' products,

•The impact of increased scrutiny of and heightened global regulatory enforcement facing the medical device industry arising from political and regulatory changes, economic pressures or otherwise, including under U.S. Anti-Kickback Statute, U.S. False Claims Act and similar laws in other jurisdictions, U.S. Foreign Corrupt Practices Act (FCPA) and similar laws in other jurisdictions, and U.S. and foreign export control, trade embargo and customs laws,

•Costs and risks associated with current and future asserted litigation,

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

•Our ability to secure our information systems that support our business operations and protect our data integrity and products from a cyber-attack or other breach that may have a material adverse effect on our business, reputation or results of operations including increased risks as an indirect result of the ongoing Russia/ Ukraine war and Israel/Hamas war, and

•The potential impact to internal control over financial reporting relating to potential restrictions to access to consigned inventory at customer locations for our inventory count procedures.

Innovation and Certain Growth Initiatives

•The timing, size and nature of our strategic growth initiatives and market opportunities, including with respect to our internal research and development platforms and externally available research and development platforms and technologies and the ultimate cost and success of those initiatives and opportunities,

•Our ability to complete planned clinical trials successfully, obtain regulatory approvals and launch new and next generation products in a timely manner consistent with cost estimates, including the successful completion of projects from in-process research and development,

•Our ability to identify and prioritize our internal research and development project portfolio and our external investment portfolio on profitable net sales growth opportunities as well as to maintain the estimated timing and costs of such projects and expected revenue levels for the resulting products and technologies,

•Our ability to develop, manufacture and market new products and technologies successfully and in a timely manner and the ability of our competitors and other third parties to develop products or technologies that render our products or technologies noncompetitive or obsolete,

•Our ability to execute appropriate decisions to discontinue, write-down or reduce the funding of any of our research and development projects, including projects from in-process research and development from our acquisitions, in our growth adjacencies or otherwise,

•Our dependence on acquisitions, alliances or investments to introduce new products or technologies and to enter new or adjacent growth markets and our ability to fund them or to fund contingent payments with respect to those acquisitions, alliances and investments, and

•The potential failure to successfully integrate, collaborate or realize the expected benefits, including cost synergies, from strategic acquisitions, alliances and investments we have consummated or may consummate in the future.

International Markets

•Our dependency on international net sales to achieve growth, and our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, including through investments in China and other Emerging Market countries,

•The timing and collectability of customer payments, as well as our ability to continue factoring customer receivables where we have factoring arrangements, or to enter new factoring arrangements with favorable terms,

•The impact on pricing due to national and regional tenders, including value-based procurement practices and government-imposed payback provisions,

•Geopolitical and economic conditions, including civil unrest, terrorist activity, governmental changes, restrictions on the ability to transfer capital across borders, tariffs and other protectionist measures,

•The impact of the Russia/Ukraine war, Israel/Hamas war and tension between China/Taiwan, and related, downstream effects thereof, including disruptions to operations or the impact of sanctions on U.S. manufacturers doing business in these regions,

•Protection of our intellectual property,

•Our ability to comply with established and developing U.S. and foreign legal and regulatory requirements, including FCPA, EU MDR and similar laws in other jurisdictions,

•Our ability to comply with U.S. and foreign export control, trade embargo and customs laws,

•The impact of significant developments or uncertainties stemming from changes in the U.S. government following the 2024 presidential and congressional elections, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto, particularly China, and

•The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, operating expenses and resulting profit margins.

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

Cost Reduction and Optimization Initiatives

•Risks associated with changes made or expected to be made to our organizational and operational structure, pursuant to our restructuring plans as well as any further restructuring or optimization plans we may undertake in the future and our ability to recognize benefits and cost reductions from such programs and

•Business disruption and employee distraction as we execute our global compliance program, restructuring and optimization plans and any divestitures of assets or businesses and implement our other strategic and cost reduction initiatives.

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
Economic and Market Risks

Challenging domestic and international economic conditions could adversely affect our business, financial condition, cash flows and results of operations.

The global macroeconomic environment has experienced challenging conditions and uncertainty, which could adversely impact our business, financial condition, cash flows and results of operations. Uncertainty around inflationary pressures, interest rates and monetary policy could potentially cause new, or exacerbate existing, economic challenges that we may face. These conditions could worsen, or others could arise, if the U.S. and global economies were to enter recessionary periods, triggered or exacerbated by monetary policy designed to curb inflation. If there were a general economic downturn, we may experience decreased customer spending or demand for our products and services, and our customers’ ability to pay for our products on a timely basis, or at all, may be impacted. The same economic conditions could also adversely affect our third-party vendors, including those that we utilize in our supply-chain and manufacturing operations, which may lead to a reduction or interruption in the supply of materials and components used in manufacturing our products or increase the price of such materials or components, as well as the distributors and dealers who offer our products in certain countries and markets. Inflationary pressure may also increase certain operational costs, including due to wage increases, or increases in the cost of materials or components. These adverse economic conditions or events could adversely affect our business, results of operations or financial condition.

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

In addition, global pandemics or other public health crises, such as the COVID-19 pandemic, could adversely impact our business, financial condition or results of operations, and those of our customers and suppliers, and any such future pandemics or public health crises could include disruptions in global economic activity, global supply chains and labor markets, operational challenges such as site shutdowns, workplace disruptions or limited provider capacity to perform procedures using our products, volatile financial market dynamics and significant volatility in price and availability of goods and services.

There can be no assurance that there will not be further uncertainty, disruptions or deterioration in the global economy. Accordingly, we cannot predict to what extent global economic conditions, including negative or uncertain economic conditions, sovereign debt issues and increased focus on health care systems and costs in the U.S. and abroad, may impact negatively our average selling prices, net sales and profit margins, operations, procedural volumes and reimbursement rates from third party payers. In addition, economic and financial market conditions and other factors beyond our control may adversely affect our ability to borrow money in the credit markets, access the capital markets and obtain financing for mergers and acquisitions (M&A) or other general purposes.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.

The medical device markets in which we participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies. Some of our competitors may have greater financial and marketing resources than we do, including as a result of consolidation among companies in our industry. Our primary competitors include Abbott Laboratories and Medtronic plc, as well as a wide range of medical device companies that sell a single or limited number of competitive products or which participate in only a specific market segment or segments. We also face competition from non-medical device companies, including pharmaceutical companies, biotech companies and providers of various diagnostic tests, which may offer alternative therapies or diagnostics for disease states also amenable to treatment or diagnosis using our products. New competitors may emerge in the future, potentially including companies introducing new sales or distribution models to our industry or leveraging genomic robotic, navigation, and/or other automation technologies. Digital technologies, including artificial intelligence (AI) and machine learning capabilities, have and may continue to increase in their applicability and importance to various aspects of our business, operating and competitive environments, R&D pipeline and product portfolio. We believe we will need to develop new and enhanced digital capabilities and competences in order to remain competitive.
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
We continue to experience pressures across many of our businesses due to competitive activity, increased market power of our customers as the health care industry consolidates, national and regional government tenders, economic pressures experienced by our customers, staffing shortages within health care facilities that have and may continue to negatively impact demand for our products, public perception of our products, and the impact of managed care organizations and other third-party payers. These and other factors may adversely impact market sizes, as well as our share of the markets in which we compete, the average selling prices for our products or medical procedure volumes. There can be no assurance that the size of the markets in which we compete will increase, that we will be able to hold or gain market share or compete effectively on the basis of price or that the number of procedures in which our products are used will increase. Decreases in market sizes or our market share and declines in average selling prices or procedural volumes could materially adversely affect our results of operations or financial condition.

Continued consolidation in the health care industry or additional governmental controls exerted over pricing and access in key markets could lead to increased demands for price concessions or limit or eliminate our ability to sell to certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
Numerous initiatives and reforms by legislators, regulators and third-party payers to curb the rising cost of health care, and to increase access to care, have catalyzed a consolidation of aggregate purchasing power within the markets in which we sell our products. Additionally, a growing number of countries have instituted or are contemplating introducing regional or national tender processes driven primarily by price. In some cases, such processes may favor local companies to multinational companies like us. In other instances, multinationals may be subject to a separate tender bidding process in which they compete only with each other and not with domestic companies. Further, in certain markets, the regulatory process through which new medical devices are approved may be faster and/or less burdensome for domestic companies compared to multinationals. As the health care industry consolidates, competition to provide products and services is expected to continue to intensify, resulting in pricing pressures, decreased average selling prices and the exclusion of certain suppliers from important market segments. We expect that market demand, government regulation, third-party coverage and reimbursement policies, government contracting requirements and societal pressures will continue to change the worldwide health care industry, resulting in further business consolidations and alliances among our customers, which may increase competition, exert further downward pressure on the prices of our products and services and may adversely impact our business, financial condition or results of operations.

Health care cost containment pressures, government payment and delivery system reforms, changes in private payer policies, and marketplace consolidations could decrease the demand for our products, the prices which customers are willing to pay for those products and/or the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition or results of operations.

Our products are purchased principally by hospitals, physicians and other health care providers around the world that typically bill various third-party payers, including government programs, authorities or agencies (e.g., Medicare and Medicaid in the U.S.) and private health plans, for the health care supplies and services provided to their patients. Governments and payers may institute changes in health care delivery or payment systems that may reduce funding for services or encourage greater scrutiny of health care costs. The ability of customers to obtain appropriate reimbursement for their products and services is critical to the success of medical technology companies because it affects which products customers purchase and the prices they are willing to pay. Reimbursement and funding vary by country and can significantly impact the acceptance of new products and technologies and the use of established products and technologies. We may find limited demand for otherwise promising new products unless reimbursement approval is obtained from private and governmental third-party payers. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, China, or other countries in a manner that significantly reduce or eliminate reimbursement for procedures using our medical devices, including price regulation, site of service requirements, competitive bidding and tendering, coverage and payment policies, comparative effectiveness of therapies, heightened clinical data requirements, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
Geopolitical Risks
We are subject to a number of market, business, financial, legal and regulatory risks and uncertainties with respect to our international operations that could have a material impact on our business, financial condition or results of operations.
International net sales accounted for 41 percent of our global net sales in 2023. An important part of our strategy is to continue pursuing growth opportunities in net sales and market share outside of the U.S. by expanding global presence, including in Emerging Markets. Our international operations are subject to a number of market, business and financial risks and uncertainties, including those related to our use of channel partners, go-to-market strategies, geopolitical and economic instability, foreign currency exchange and interest rate fluctuations, competitive product offerings, local changes in health care financing and payment systems and health care delivery systems, local product preferences and requirements, including preferences for local manufacturers, workforce instability, weaker intellectual property protection in certain countries than exists in the U.S. and longer accounts receivable cycles. Such risks and uncertainties may adversely impact our ability to implement our growth strategy in these markets and, as a result, our sales growth, market share and operating profits from our international operations may be adversely affected.
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
Further, international markets are affected by economic pressure to contain health care costs, which can lead to more rigorous evidence requirements and lower reimbursement rates for either our products directly or procedures in which our products are used. Governments and payers may also institute changes in health care delivery systems that may reduce funding for services, seek payback from market participants, or encourage greater scrutiny of health care costs. In addition, certain international markets may also be affected by foreign government efforts to reference reimbursement rates in other countries. All of these types of changes may ultimately reduce selling prices of our products and/or reduce the number of procedures in which our products are used, which may adversely impact our net sales, market share and operating profits from our international operations.
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

The US-China relationship will continue to shape the geopolitical stage. Legislation aimed at boosting competitiveness of U.S. businesses may have unintended effects on our business. We may also face greater competition in China, among other countries, from domestic medical device companies that may benefit from their status as local manufacturers and suppliers. Ultimately, tariffs, restrictions or other protectionist measures, and any countermeasures thereto, as well as prolonged uncertainty, could have adverse effects on our ability to source and manufacture products in a timely and cost effective manner, thereby adversely affecting our business.

Lastly, geopolitical developments related to various global conflicts are sources of uncertainty and may cause disruptions to global or regional markets, supply chains or operations in the regions. Sanctions and export restrictions are expected to continue to proliferate, leading to greater uncertainty in emerging and growth markets. Notably the Russia/Ukraine war has created barriers to doing business in Russia and in parts of Eastern Europe, the tension between China/Taiwan has created geopolitical shifts in Asia, and the Israel/Hamas war has disrupted operations of companies doing business in the Middle East. Any significant changes in the political, economic, financial, competitive, legal and regulatory or reimbursement conditions where we conduct, or plan to expand, our international operations may have a material impact on our business, financial condition or results of operations.
Credit and Financial Risks
If we are unable to manage our debt levels, maintain investment grade credit ratings at the three ratings agencies, or if we experience a disruption in our cash flows, it could have an adverse effect on our cost of borrowing, financial condition or results of operations.
As part of our strategy to maximize stockholder value, we use financial leverage to manage our cost of capital. Our outstanding debt balance was $9.102 billion as of December 31, 2023. Although we currently have investment grade ratings at Moody's Investor Service, Standard & Poor's Rating Service and Fitch Ratings, our inability to maintain investment grade credit ratings could increase our cost of borrowing funds in the future and reduce our access to liquidity. Uncertain or negative economic conditions could also increase our cost of borrowing in the future or reduce our access to liquidity. Delays in our product development and new product launches could result in disruption in our cash flow or our ability to continue to effectively manage our debt levels, which could have an adverse effect on our cost of borrowing, financial condition or results of operations. In addition, our credit agreements contain a financial covenant that requires us to maintain a minimum specified leverage ratio and place other limits on our business. If we are unable to satisfy this covenant, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all and we could be required to repay any borrowings on demand.
We may record future goodwill impairment charges related to one or more of our global reporting units or other intangible asset impairment charges, which could materially adversely impact our results of operations.

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
As part of our strategy to realign our business portfolio, we have completed multiple acquisitions in recent years and may pursue additional acquisitions in the future. Our integration of acquired businesses requires significant efforts, including corporate restructuring and the coordination of information technologies, research and development, sales and marketing, operations, regulatory, supply chain, manufacturing, quality systems and finance. These efforts result in additional expenses and involve significant management time. Some of the factors that could affect the success of our acquisitions include, among others, the effectiveness of our due diligence process, our ability to execute our business plan for the acquired companies, the strength of the acquired technology, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, the continued performance of critical transition services, our ability to adequately fund acquired in-process research and development projects and retain key employees and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Foreign acquisitions involve unique risks, including those related to integration of operations across different geographies, cultures and languages, currency risks and risks associated with the economic, political, legal and regulatory environment in specific countries. In addition, we have and may in the future acquire less than full ownership interests in other businesses, which involve unique challenges for effective collaboration. Further, other parties that hold remaining ownership interests in such businesses may at any time have economic or business goals that are inconsistent with our goals or the goals of such businesses. Our failure to manage these challenges successfully and coordinate the growth of such businesses or other investments could have an adverse impact on our business and our future growth. In addition, we cannot be certain that the businesses we acquire or invest in will become profitable or remain so, and if our acquisitions or investments are not successful, we may record related asset impairment charges in the future or experience other negative consequences on our operating results.
We may not be successful in our strategy relating to future strategic acquisitions of, investments in, or alliances with, other companies and businesses.

Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices. We face competition for acquisitions from other health care and non-health care acquirers, financial sponsors, and from the market for initial public offerings (IPOs). Some of our competitors in the medical device sector may have access to substantially greater amounts of cash than we do that could be deployed into M&A or strategic investments if they so choose. The market for IPOs may also reduce the opportunities available to us for M&A and/or cause us to need to pay higher prices. If we are unsuccessful in our acquisitions, investments and alliances, it may adversely impact our ability to grow our business. Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size or nature. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including our ability to:

•identify suitable opportunities for acquisition, investment or alliance, if at all,
•manage acquisition, investment or alliance opportunities within our capital capacity and prioritize those investments to execute on our strategy,
•manage our due diligence process to uncover potential issues with targets,
•finance any future acquisition, investment or alliance on terms acceptable to us, if at all,
•complete acquisitions, investments or alliances in a timely manner on terms that are satisfactory to us, if at all,
•successfully integrate and operate acquired businesses and collaborate with non-wholly owned businesses,
•successfully identify and retain key target employees,
•comply with applicable laws and regulations, including foreign laws and regulations, and
•protect intellectual property and prevail in litigation related to newly acquired technologies.

We may not realize the expected benefits from our restructuring and optimization initiatives, our long-term cost savings programs may result in an increase in short-term expenses and our efforts may lead to unintended consequences.

We monitor the dynamics of the economy, the health care industry and the markets in which we compete, and assess opportunities for improved operational effectiveness and efficiency and to better align expenses with revenues, while preserving our ability to make investments in research and development projects, capital and our people, which we believe is important to our long-term success. As a result of these assessments, we have undertaken prior restructuring and optimization initiatives to enhance our growth potential and position us for long-term success. On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan) intended to support our efforts to expand operating performance and meet evolving global market demands and conditions by ensuring that we are structured and resourced to support our strategic imperatives and deliver sustainable value. The 2023 Restructuring Plan further builds on our Global Supply Chain Optimization strategy, which is intended to simplify our manufacturing and distribution network by transferring certain production lines among facilities and expanding operational efficiencies and resiliency across production, sterilization, and distribution. Key activities under the 2023 Restructuring Plan will also include optimizing certain functional capabilities to better support business growth and achieve cost synergies. These activities were initiated during the first quarter of 2023, and are expected to be substantially completed by the end of 2025. The 2023 Restructuring Plan is expected to result in total pre-tax charges of approximately $450 million to $550 million and reduce gross annual pre-tax expenses by approximately $225 million to $275 million as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. While we expect limited role reductions as a result of these restructuring activities, we anticipate that our overall employee base will remain relatively unchanged upon completion of the 2023 Restructuring Plan as new jobs are created in areas of growth and resources are deployed to support an expanding portfolio and growing global market needs. These measures could yield unintended consequences, such as distraction of our management and employees, reduced employee productivity, business disruption, and inability to attract or retain key personnel, which could negatively affect our business, sales, financial condition and results of operations. Moreover, our restructuring and optimization initiatives result in charges and expenses which impact our operating results. We cannot guarantee that the activities under our restructuring plans or other optimization initiatives will result in the desired efficiencies and estimated cost savings.
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
Interruption of our supply chain or manufacturing operations, including resulting from natural disasters, public health crises and other catastrophic events or other events outside of our control, could adversely affect our results of operations and financial condition.
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
We purchase the majority of the materials and components used in manufacturing our products from third-party vendors. Certain of these materials and components are purchased from single sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement vendors for such materials or components in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors' manufacturing processes. Further, uncertain or negative economic conditions, including as a result of inflationary pressures, interest rates or impacts from pandemics, could negatively affect our third-party vendors, which could lead to a reduction or interruption in the supply of materials and components used in manufacturing our products or increase the price of such materials or components. A reduction or interruption in the supply of materials and components used in manufacturing our products, an inability to timely develop and validate alternative sources if required or a significant increase in the price of such materials or components could adversely affect our results of operations and financial condition.

In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, we may be unable to transition to alternative internal or external resources or methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition. Additionally, U.S. and international governments have or are considering adopting regulations on the use of per- and polyfluoroalkyl substances (PFAS), and primary manufacturers of PFAS materials have announced that they are discontinuing the supply of such materials. These changes could have an adverse impact on our ability to manufacture or supply certain products in a timely or cost effective manner or at all. Other environmental laws may have similar impacts on us or our suppliers, or result in liability to us.

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

Legal and Regulatory Risk Factors

Health care policy changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Political, economic and policy influences are leading the health care industry to make substantial structural and financial changes that will continue affecting our results of operations. Government and private sector initiatives aimed at limiting the growth of health care costs (including price regulation), coverage and payment policies, comparative effectiveness of therapies, technology assessments, increasing price transparency and reforming health care delivery and payment structures, are continuing in many countries where we do business. We believe that these changes are causing the marketplace to place increased emphasis on the delivery of treatments that can reduce costs, improve efficiencies and/or increase patient access. Although we believe our products and technologies generate favorable clinical outcomes, value and cost efficiency, while also being less invasive than alternatives, the resources and evidence necessary to demonstrate value to our customers, patients, payers and other stakeholders may be significant, and it may take a significant period of time to gain widespread adoption. Moreover, there can be no assurance that our strategies will succeed for every product.

We cannot predict the specific health care programs and regulations that will be ultimately implemented by various regional and national governments. However, any changes that lower reimbursements for either our products and/or procedures using our products reduce medical procedure volumes and/or increase cost containment pressures on us or others in the health care sector could adversely affect our business and results of operations.

We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.
Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug and Cosmetic Act (FDC Act), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval or an exemption from such clearance or approval before they can be commercially marketed in the U.S. In the EU, we are required to comply with the new MDR effective May 2021 which supersedes the Medical Device Directives. Medical devices which have a valid CE Certificate to the current Directives (issued before May 2021) can continue to be sold until the earlier of May 2024 or when the CE Certificate expires, providing there are no significant changes to the design or intended use. In 2023, updates to the legislative text of the EU MDR were adopted by the European Parliament and the Council of the European Union, including an extension of the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). The CE Mark is applied following approval from an independent notified body or declaration of conformity. The process of obtaining marketing approval or clearance from the FDA or by comparable agencies in foreign countries for new products, or with respect to enhancements or modifications to existing products, could:

•take a significant period of time,
•require the expenditure of substantial resources,
•involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance,
•require changes to products, and
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
The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities continue to closely scrutinize our industry. We have received and in the future may receive, subpoenas and other requests for information from Congress and state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS) and the Department of Defense, as well as from foreign governments and agencies. The requests and/or subpoenas we have received relate primarily to financial arrangements with health care providers, regulatory compliance and sale and/or product promotional practices. We have cooperated with these subpoenas and other requests for information and expect to continue to do so in the future. We cannot predict when a matter will be resolved, the outcome of the matter or its impact on us and cooperation may involve significant costs, including document production costs. An adverse outcome in any matter could include the commencement of an investigation, civil and criminal proceedings, substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to any existing CIAs. In addition, resolution of any matter could involve the imposition of additional and costly compliance obligations. Cooperation with requests and investigations from external agencies result in employee resource costs and diversion of employee focus. If any requests or investigations continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these requests or investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.
In addition, certain foreign governments, state governments (including that of Massachusetts, where we are headquartered) and the U.S. federal government have enacted legislation aimed at increasing transparency of our interactions with health care providers. As an example, compliance with the U.S. Physician Payment Sunshine Act requires us by law to disclose payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals at the U.S. federal level made after August 1, 2013. Failure to comply with these legal and regulatory requirements could impact our business. In addition, we have and may continue to devote substantial additional time and financial resources to further develop and implement enhanced structure, policies, systems and processes to comply with enhanced legal and regulatory requirements, which may also impact our business.
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

The Group of Twenty (G20), the Organization for Economic Co-operation and Development (OECD), the European Commission (EC) and individual taxing jurisdictions where we and our affiliates do business have recently focused on issues related to the taxation of multinational corporations. The OECD/G20 Inclusive Framework (IF) on base erosion and profit shifting (BEPS) includes actions intended to equip governments with domestic and international rules and instruments to address tax avoidance, ensuring that profits are taxed where economic activities generating the profits are performed and where value is created. The actions include a two-pillar solution to address the tax challenges of the digitalized economy. Pillar One focuses on how profits are allocated between taxing jurisdictions and Pillar Two creates a 15% global minimum tax. As of December 31, 2023, many countries where we do business, including 17 in the European Union, the United Kingdom, South Korea and Japan have already implemented the Pillar Two global minimum tax into their national laws. Other countries are considering enacting laws consistent with the Pillar Two rules but have yet to pass legislation, while still others have yet to announce their intentions to adopt. Additionally, the OECD has continued to issue new guidance on the Pillar Two framework throughout 2023. While we continue to monitor legislative adoption by country of the Pillar Two rules, as well as for additional guidance from the OECD, there is significant uncertainty that exists regarding the interpretation of the detailed Pillar Two rules, whether such rules will be implemented consistently across taxing jurisdictions, how such rules interact with existing national tax laws and whether such rules are consistent with existing tax treaty obligations. Accordingly, the final adoption, implementation, and interpretation of Pillar Two across all jurisdictions where we do business could have a material adverse impact on our financial condition, results of operations and cash flows.

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

We may not effectively be able to protect our intellectual property, systems, software-based products or other sensitive data, which could have a material adverse effect on our business, financial condition or results of operations.

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

Other Risk Factors

We rely on the proper function, availability and security of information technology systems to operate our business and a cyber-attack or other breach of these systems could have a material adverse effect on our business, financial condition or results of operations.

We rely on information technology (IT) and operational technology (OT) systems, including technology from third party vendors, to manufacture and ship our products, as well as to process, transmit and store electronic information in our day-to-day operations. Similar to other large multi-national companies, the size and complexity of our IT systems makes them vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. Various other factors may also cause system failures or security breaches, including power outages, natural disasters, inadequate or ineffective backups, issues with upgrading or creating new systems or platforms, vulnerabilities in third-party software or services, errors by our staff or third-party service providers, or breaches in the security of these technologies. Malicious actors may attempt to trick staff to disclose information to gain access to our systems and/or data. International conflicts, including but not limited to the Russia/Ukraine war, the Israel/Hamas war and tension between China/Taiwan, have also heightened cybersecurity risks on a global basis. If our incident response, disaster recovery, and business continuity plans fail, such failure could result in adverse impacts to our business operations and our financial results.

Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards, the increasing need to protect patient and customer information and changing customer patterns. In addition, third parties have and may continue to attempt to hack into our products to obtain data relating to patients, or alter the intended functionality of our medical devices, or disrupt performance of our products, or access our proprietary information and the technology from third party vendors that we rely upon may have defects or vulnerabilities which, in turn, create vulnerabilities or disruptions in our system. Cyber-attacks continue to evolve in complexity and scope, and inherently may be difficult to detect. This includes emerging technologies such as generative AI which may be used by malicious actors to create more targeted phishing narratives or otherwise strengthen social engineering capabilities, which may increase our threat landscape. We have seen, and could continue to see, software and supply-chain vulnerabilities and malware, which could affect our systems and the systems of our third-party vendors and business partners. Some of our IT and OT systems contain legacy third-party software components for which we depend on a layered security approach to protect against exploitation, and such layered security approach may not be effective. Any failure by us to maintain or protect our IT or OT systems, products and data integrity, including from cyber-attacks, intrusions or other breaches, could result in outages or unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations, or, in the worst case, could result in harm to patients. In addition, such attackers may make demands for ransom, which could result in financial loss, or, if we determine not to pay such ransom, other harm, loss, or misappropriation of our data and assets. Such failure, or demonstration of vulnerability to such failure, may also result in additional regulatory scrutiny. We also grow our company through acquisitions and may face risks associated with defects and vulnerabilities in their acquired systems as we work to integrate the acquisitions into our IT system.

In the U.S., federal and state privacy and security laws require certain parts of our operations to protect the confidentiality of personal information, including patient medical records and other health information, and to comply with other requirements with respect to personal data. In Europe, the Data Protection Directive requires us to manage individually identifiable information in the EU, and the General Data Protection Regulation (GDPR) may impose fines of up to four percent of our global revenue. Internationally, some countries have also passed laws that require individually identifiable data on their citizens to be maintained on local servers and that may restrict transfer or processing of that data. Our product systems also require adherence to evolving regulatory standards and customer patterns and requirements worldwide. We strive to meet the expectations of applicable regulations, however, there is no guarantee that we will avoid enforcement actions by governmental bodies or civil actions based on this growing body of regulations. Enforcement actions could be costly and interrupt regular operations of our business, including related to market approvals of products and technologies. Any of these events, in turn, may cause us to lose existing customers, have difficulty preventing, detecting and controlling fraud, have disputes with customers, physicians and other health care professionals, be subject to legal claims and liability, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.

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
In recent years, there has been an increased focus from certain investors, customers, employees, regulators and other stakeholders globally concerning corporate social responsibility and sustainability matters. From time to time, we announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, including carbon emissions and renewable energy goals, responsible sourcing, social investments and diversity, equity and inclusion. We may fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate social responsibility and sustainability matters, could have a material adverse impact on our future results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY
We rely on information technology (IT) and operational technology (OT) systems, including technology from third party vendors, to manufacture and ship our products, as well as to process, transmit and store electronic information in our day-to-day operations. We have established a security program and processes to assess, identify and manage cybersecurity risks related to our IT and OT systems, as well as our products. Our global cybersecurity organization is led by our chief information security officer (CISO), who reports directly to our chief information officer (CIO) and under the organization of our chief information and digital officer (CIDO). Our current CISO has extensive information technology experience, including in security architecture, software development and engineering, as well as leading security operations and incident response, offensive and defensive cyber projects in increasing roles of responsibility. He also previously held Certified Information Systems Security Professional (CISSP) and GIAC Certified Forensics Analyst certifications. Our current CIDO has extensive experience overseeing information technology and security programs, including roles of increasing leadership within our Information and Digital organizations over the last ten years, and prior to that in increasing roles of responsibility managing information systems, including over 18 years at General Electric. Our current CIDO holds CISSP and other IT certifications.

Our enterprise cybersecurity program is designed to monitor and continually enhance our enterprise security posture, with the goal of preventing cybersecurity incidents to the extent feasible, including assessments to better understand our readiness for cybersecurity threats and the resilience of our critical business functions, with the goal of avoiding or reducing the impact if such an event were to occur. We have implemented cybersecurity policies mapped to industry and government standards and frameworks, such as U.S. National Institute of Standards and Technology (NIST) and International Standard of Organization (ISO). Our cybersecurity strategy and maturity is aligned to the NIST-Cybersecurity Framework (NIST CSF). This framework provides us a structured approach to managing our cybersecurity risk through its five core functions: Identification of digital assets, their risks, and business context; Protection, by implementing safeguards such as firewalls, network segmentation, and email security; Detection: through monitoring for anomalies and potential threats on the network, endpoints and data; Response, by having up to date incident response plans and skilled teams in place, including utilizing a crisis committee to respond in the event of a cybersecurity incident; and Recovery, achieved through ensuring data and system backups as well as testing our disaster recovery procedures. We also regularly review our cybersecurity policies and require annual cybersecurity training for our employees. Our product cybersecurity focus begins with our design protocols and is supported by quality testing, provider education, and packaging and distribution standards. We use penetration testing to simulate cyberattacks and better understand our exploitable weaknesses, and we monitor threat intelligence feeds, including avenues for product users to report vulnerabilities directly to us, and use scanning tools to detect and assess vulnerabilities that could affect our products. In addition, we conduct product, enterprise and vendor/third party risk assessments, vulnerability assessments and analyses to gain insights into potential vulnerabilities and their impact on critical functions, and leverage their outcomes to prioritize our security investments and balance our resource allocation.

We use third party security providers for specialized areas such as incident response, penetration testing, and on-demand cybersecurity services, including staff augmentation and consulting. We also leverage a managed security service provider to augment our cybersecurity organization and to provide additional monitoring and response capabilities.

We engage and rely upon third parties to provide services and/or goods, represent and or otherwise act on our behalf. Prior to engaging or conducting any business with or on our behalf, such parties undergo a due diligence review, and a third party security risk assessment is conducted to validate they are legally permitted and qualified to maintain appropriate safeguards to protect our information assets in connection with the services they intend to provide.

Assessing, identifying, and managing cybersecurity related risks are integrated into our enterprise risk management (ERM) program. Cybersecurity related risks are included in the risk universe that the ERM function evaluates to assess top risks to the Company on an annual basis. Risks are discussed with appropriate members of management, who manage risk coverage, monitoring and reporting in the relevant risk function, including our cybersecurity program, and incorporate those activities as part of developing our strategic plan. The ERM program’s annual risk assessment is presented annually to our Board of Directors and the Risk Committee of the Board.

Our Board of Directors oversees an enterprise-wide approach to risk management, including cybersecurity risks. While the Board has the ultimate responsibility for risk oversight, each committee of the Board also oversees risk to the extent it relates to the committee’s responsibilities and provides reports to the Board in its respective area of responsibility. The Risk Committee of our Board also focuses on an enterprise-wide approach to risk management, and has primary oversight responsibility for areas of quality and nonfinancial compliance issues, including cybersecurity risks. The Risk Committee receives periodic updates from the CISO and CIDO on our cyber risks and threats, assessments of our cybersecurity program and the evolving threat landscape. Our Board of Directors also receives annual updates on such cybersecurity matters, or more frequently as appropriate under the procedures described below. Our Board and Risk Committee also receive cybersecurity risk assessments as part of the annual ERM program presentation described above.

We have established controls and procedures to escalate enterprise level issues, including cybersecurity matters, to the appropriate management levels within our organization and our Board of Directors, or members or committees thereof, as appropriate. Under our framework, cybersecurity issues, including those involving vulnerabilities introduced by our use of third-party software, are analyzed by subject matter experts, including a crisis committee as needed in accordance with our incident response plans, for potential financial, operational, and reputational risks, based on, among other factors, the nature of the matter and breadth of impact. Matters determined to present potential material impacts to our financial results, operations, and/or reputation are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our established escalation framework. In addition, we have established procedures to help ensure that members of management responsible for overseeing the effectiveness of disclosure controls are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made, as appropriate.

Based on the information available as of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that may materially affect us. For additional information, see Item 1A. “Risk Factors” for a discussion of cybersecurity risks that we face.

ITEM 2. PROPERTIES
Our world headquarters is located in the U.S, in Marlborough, Massachusetts, with principal regional headquarters located in Singapore and Voisins-le-Bretonneux, France. As of December 31, 2023, we maintained 15 principal manufacturing facilities, including eight in the U.S. and Puerto Rico, three in Ireland, two in Costa Rica, one in Malaysia, one in Brazil, as well as a Global Headquarters in the U.S. and various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions, and also perform research activities. Our products are distributed worldwide from primary customer fulfillment centers in Massachusetts, the Netherlands, Malaysia and Japan. The following is a summary of our facilities as of December 31, 2023 (in approximate square feet):

	Owned(1)	Leased(2)	Total
U.S.	4,264,041	1,904,898	6,168,939
International	2,928,410	2,088,089	5,016,499
	7,192,451	3,992,987	11,185,438
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

ITEM 3. LEGAL PROCEEDINGS
See Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of Part II of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common stock is traded is the New York Stock Exchange (NYSE) under the symbol “BSX.”
Holders of Record
As of January 31, 2024, there were 5,432 holders of record of our common stock.
Dividends
We did not pay a cash dividend in 2023, 2022 or 2021 on our common stock and currently we do not intend to pay cash dividends on our common stock. We may consider declaring and paying a cash dividend in the future; however, there can be no assurance that we will do so.
Securities Authorized for Issuance under Equity Compensation Plans
Please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters under Part III of this Annual Report on Form 10-K for information on where to find information required by Item 201(d) of Regulation S-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On December 14, 2020, our Board of Directors approved, and we announced, a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock (2020 Share Repurchase Program). We made no share repurchases in 2023 or 2022 and, as of December 31, 2023, had the full $1.000 billion remaining available under the 2020 Share Repurchase Program. Refer to Note J – Stockholders' Equity to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
There were no purchases of equity securities by the issuer or affiliated purchases in the fourth quarter of 2023, required to be reported here.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on December 31, 2018 and that any dividends were reinvested.
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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of Boston Scientific Corporation and its subsidiaries for the years ended December 31, 2023 and 2022. For a full understanding of our financial condition and results of operations, this discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
For additional information on our financial condition and results of operations for the year ended December 31, 2021, refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our previously filed Annual Report on Form 10-K.
Executive Summary
Financial Highlights and Trends

In 2023, our net sales were $14.240 billion, compared to $12.682 billion in 2022. This increase of $1.558 billion, or 12.3 percent, included operational1 net sales growth of 13.1 percent and the negative impact of 80 basis points from foreign currency fluctuations. Operational net sales growth included organic2 net sales growth of 12.3 percent in 2023 and the positive impact of 80 basis points driven by our majority stake investment in Acotec Scientific Holdings Limited (Acotec) and the acquisitions of Apollo Endosurgery, Inc. (Apollo) and Relievant Medsystems, Inc. (Relievant) during the first, second and fourth quarters of 2023, respectively, as well as the divestiture of our pathology business during the second quarter of 2023 and our acquisition of Baylis Medical Company Inc. (Baylis Medical) during the first quarter of 2022, for which there is less than a full period of comparable net sales. The increase in our net sales was primarily driven by recent acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution. Refer to the Business and Market Overview section for further discussion of our net sales by business.

Our reported net income attributable to Boston Scientific common stockholders in 2023 was $1.570 billion, or $1.07 per diluted share. Our reported results for 2023 included certain charges and/or credits which are excluded by management for purposes of assessing operating performance, totaling $1.429 billion (after-tax), or $0.98 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for 2023 was $2.999 billion, or $2.05 per diluted share.

Our reported net income attributable to Boston Scientific common stockholders in 2022 was $642 million, or $0.45 per diluted share. Our reported results for 2022 included certain charges and/or credits which are excluded by management for purposes of assessing operating performance, totaling $1.816 billion (after-tax), or $1.26 per diluted share. Excluding these items, adjusted net income attributable to Boston Scientific common stockholders3 for 2022 was $2.459 billion, or $1.71 per diluted share.

1 Operational net sales growth excludes the impact of foreign currency fluctuations.
2 Organic net sales growth excludes the impact of foreign currency fluctuations and net sales attributable to acquisitions and divestitures for which there are less than a full period of comparable net sales.
3 Adjusted measures, including operational and organic net sales growth and adjusted net income attributable to Boston Scientific common stockholders, exclude certain items required by generally accepted accounting principles in the United States (GAAP), are not prepared in accordance with GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a discussion of management’s use of these non-GAAP financial measures.

The following is a reconciliation of our results of operations prepared in accordance with GAAP to those adjusted results considered by management. Refer to Results of Operations and Additional Information for a discussion of each reconciling item:

	Year Ended December 31, 2023
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders(4)	Impact per Share(5)
Reported	$1,985	$393	$1,592	$(23)	$1,570	$1.07
Non-GAAP adjustments:
Amortization expense	828	(115)	713	—	709	0.48
Goodwill and other intangible asset impairment charges	58	(4)	54	—	54	0.04
Acquisition/divestiture-related net charges (credits)	373	(21)	352	—	352	0.24
Restructuring and restructuring-related net charges (credits)	185	(29)	156	—	156	0.11
Litigation-related net charges (credits)	(111)	23	(88)	—	(88)	(0.06)
Investment portfolio net losses (gains) and impairments	21	3	24	—	24	0.02
European Union (EU) Medical device regulation (MDR) implementation costs	69	(10)	59	—	59	0.04
Deferred tax expenses (benefits)	—	155	155	—	155	0.11
Discrete tax items	—	8	8	—	8	0.01
Adjusted	$3,407	$382	$3,025	$(23)	$2,999	$2.05

	Year Ended December 31, 2022
(in millions, except per share data)	Income (Loss) Before Income Taxes	Income Tax Expense (Benefit)	Net Income (Loss)	Preferred Stock Dividends	Net Income (Loss) Attributable to Boston Scientific Common Stockholders	Impact per Share(5)
Reported	$1,141	$443	$698	$(55)	$642	$0.45
Non-GAAP adjustments:
Amortization expense	803	(109)	694	—	694	0.48
Goodwill and other intangible asset impairment charges	132	(29)	102	—	102	0.07
Acquisition/divestiture-related net charges (credits)	285	53	338	—	338	0.24
Restructuring and restructuring-related net charges (credits)	110	(14)	96	—	96	0.07
Litigation-related net charges (credits)	173	(40)	133	—	133	0.09
Investment portfolio net losses (gains) and impairments	(30)	2	(28)	—	(28)	(0.02)
EU MDR implementation costs	71	(10)	62	—	62	0.04
Debt extinguishment net charges	194	(45)	149	—	149	0.10
Deferred tax expenses (benefits)	—	140	140	—	140	0.10
Discrete tax items	—	129	129	—	129	0.09
Adjusted	$2,880	$366	$2,514	$(55)	$2,459	$1.71

4 Excludes $4 million of amortization expense attributable to noncontrolling interests in 2023.
5 For 2023 and 2022, the effect of assuming the conversion of our 5.50% Mandatory Convertible Preferred Stock, Series A (MCPS) into shares of common stock was anti-dilutive, and therefore excluded from the calculation of Net income (loss) per common share — diluted (EPS). Accordingly, GAAP Net income (loss) and Adjusted net income were reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating GAAP Net income (loss) attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of our MCPS automatically converted into shares of common stock.

Business and Market Overview

In the first quarter of 2022, we reorganized our operational structure and have aggregated our core businesses, each of which generate revenues from the sale of medical devices into two reportable segments: MedSurg and Cardiovascular. Within the Cardiovascular segment, the Cardiology division represents the combined former Rhythm Management and Interventional Cardiology divisions. We have revised prior periods to conform to the current year presentation. The following section describes our results of operations by reportable segment and business. For additional information on our businesses and product offerings, refer to Item 1. Business of this Annual Report on Form 10-K.

MedSurg

Endoscopy

Our Endoscopy business develops and manufactures devices to diagnose and treat a broad range of gastrointestinal (GI) and pulmonary conditions with innovative, less invasive technologies. Net sales of Endoscopy products of $2.482 billion represented 17 percent of our consolidated net sales in 2023. Endoscopy net sales increased $261 million, or 11.7 percent, in 2023 compared to 2022. This increase included operational net sales growth of 12.3 percent and the negative impact of 60 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 11.1 percent in 2023, and the positive impact of 120 basis points from our acquisition of Apollo and the divestiture of our pathology business in the second quarter of 2023.

Organic net sales growth was primarily driven by our biliary franchise led by our AXIOS™ Stent and Delivery System, and our hemostasis and single use imaging franchises.

Urology

Our Urology business develops and manufactures devices to treat various urological conditions for both male and female anatomies, including kidney stones, benign prostatic hyperplasia (BPH), prostate cancer, erectile dysfunction and incontinence. Net sales of Urology products of $1.964 billion represented 14 percent of our consolidated net sales in 2023. Urology net sales increased $191 million, or 10.8 percent, in 2023 compared to 2022. This increase included operational net sales growth of 11.1 percent and the negative impact of 40 basis points from foreign currency fluctuations.

Operational net sales growth was primarily driven by our stone management franchise, led by our LithoVue™ Single-Use Digital Flexible Ureteroscope System, and our prosthetic urology franchise.

Neuromodulation

Our Neuromodulation business develops and manufactures devices to treat various neurological movement disorders and manage chronic pain. Net sales of Neuromodulation products of $976 million represented seven percent of our consolidated net sales in 2023. Neuromodulation net sales increased $59 million, or 6.4 percent, in 2023 compared to 2022. This increase included operational net sales growth of 6.7 percent and the negative impact of 30 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 5.3 percent in 2023, and the positive impact of 130 basis points from our acquisition of Relievant in the fourth quarter of 2023.

Organic net sales growth was primarily driven by growth within our deep brain stimulation (DBS) franchise led by our Vercise Genus™ DBS System.

Cardiovascular

Cardiology

Our Cardiology business develops and manufactures devices and medical technologies for diagnosing and treating a variety of diseases and abnormalities of the heart. Net sales of Cardiology products of $6.709 billion represented 47 percent of our consolidated net sales in 2023. Cardiology net sales increased $776 million, or 13.1 percent in 2023 compared to 2022. This increase included operational net sales growth of 14.0 percent and the negative impact of 90 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 13.6 percent in 2023 and the positive impact of 50 basis points from our acquisition of Baylis Medical in the first quarter of 2022.

Organic net sales growth was primarily driven by strong demand and continued market expansion of Left Atrial Appendage Closure (LAAC) procedures with our WATCHMAN FLX™ LAAC Device, as well as growth of our electrophysiology business, led by our Farapulse™ Ablation System, our POLARx™ technologies and our access solutions portfolio, and our percutaneous coronary intervention guidance franchises.

Peripheral Interventions

Our Peripheral Interventions business develops and manufactures products to diagnose and treat peripheral arterial and venous diseases, as well as products to diagnose, treat and ease various forms of cancer. Net sales of Peripheral Interventions products of $2.110 billion represented 15 percent of our consolidated net sales in 2023. Peripheral Interventions net sales increased $211 million, or 11.1 percent in 2023 compared to 2022. This increase included operational net sales growth of 12.6 percent and the negative impact of 140 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 10.9 percent, and the positive impact of 160 basis points from our majority stake investment in Acotec which we acquired in the first quarter of 2023.

Organic net sales growth was primarily driven by our interventional oncology franchise led by our Therasphere™ Y-90 Radioactive Glass Microspheres and EMBOLD™ Fibered Coil, as well as our drug-eluting portfolio within our vascular franchise led by our Eluvia™ Drug-Eluting Stent System and Ranger™ Drug Coated Balloon.

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

Our Emerging Markets' net sales represented 16 percent of our consolidated net sales in both 2023 and 2022. In 2023, our Emerging Markets net sales grew 17.3 percent on a reported basis including operational net sales growth of 21.9 percent and the negative impact of 450 basis points from foreign currency fluctuations, compared to 2022. Operational growth was primarily driven by growth in China, fueled by the breadth of our portfolio and focus on innovation and strong commercial execution.

Economic Environment
Our business has been impacted by global supply chain disruptions which improved in 2023 compared to 2022, however challenges still exist. In particular, we have experienced, and may continue to experience, increases in cost and limited availability of certain raw materials, components, and other inputs necessary to manufacture and distribute our products due to constraints and inflation within the global supply chain, as well as increases in wage costs and the cost and time to distribute our products. Uncertainty around inflationary pressures, interest rates, monetary policy and changes in tax laws could potentially cause new, or exacerbate existing, economic challenges that we may face, including the impact of foreign currency fluctuations on our results of operations, or result in an economic downtown or recession, which could negatively impact our business operations and results. Existing and future potential geopolitical dynamics, including matters related to the Russia/Ukraine war, Israel/Hamas war, as well as the tension between China/Taiwan, may create economic, supply chain, energy, and other challenges, including disruptions to business operations, which impact, and may in the future negatively impact our business. In particular, international conflicts could create instability, have and may further result in sanctions, tariffs, and other measures that restrict international trade and may negatively affect our business operations and results.

Results of Operations

Net Sales

The following table provides our net sales by reportable segment and business, and the relative change in growth on a reported basis:

	Year Ended December 31,			2023 versus 2022	2022 versus 2021
(in millions)	2023	2022	2021
Endoscopy	$2,482	$2,221	$2,141	11.7%	3.7%
Urology	1,964	1,773	1,583	10.8%	12.0%
Neuromodulation	976	917	909	6.4%	0.9%
MedSurg	5,422	4,911	4,633	10.4%	6.0%
Cardiology	6,709	5,932	5,422	13.1%	9.4%
Peripheral Interventions	2,110	1,899	1,820	11.1%	4.4%
Cardiovascular	8,819	7,831	7,242	12.6%	8.1%
	14,240	12,742	11,875	11.8%	7.3%
Other(6)	—	(60)	13	(100.0)%	(+100.0)%
Net Sales	$14,240	$12,682	$11,888	12.3%	6.7%

(6) In 2022, amounts reflect sales reserves established for Italian government payback provisions, not allocated to reportable segments, which are being disputed in the Italian court system. In 2021, amounts relate to our Specialty Pharmaceuticals business. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business.

Refer to Executive Summary for further discussion of our net sales and a comparison of our 2023 and 2022 net sales.

In 2022, we generated net sales of $12.682 billion compared to $11.888 billion in 2021. This increase of $794 million, or 6.7 percent, included operational growth of 11.1% and the negative impact of 440 basis points from foreign currency fluctuations. Operational net sales growth included organic net sales growth of 8.7 percent in 2022 and the positive impact of 240 basis points associated with our acquisitions of Preventice Solutions Inc. (Preventice), Farapulse, Inc. (Farapulse), the global surgical business of Lumenis LTD. (Lumenis) and Baylis Medical, for which there was less than a full prior period of comparable net sales. The increase in our 2022 net sales was primarily driven by acquisitions as well as the strength and diversity of our product portfolio coupled with growth in the underlying markets in which we compete and strong commercial execution.

Gross Profit
Our gross profit was $9.896 billion in 2023 and $8.727 billion in 2022. As a percentage of net sales, our gross profit increased to 69.5 percent in 2023 compared to 68.8 percent in 2022. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Gross Profit Margin
Year Ended December 31, 2021	68.8%
Manufacturing and supply costs	(0.6)%
Sales pricing, volume and mix	(0.2)%
Net impact of foreign currency fluctuations	1.3%
All other, including other period expense	(0.5)%
Year Ended December 31, 2022	68.8%
Manufacturing and supply costs	1.7%
Sales pricing, volume and mix	1.9%
Net impact of foreign currency fluctuations	(2.2)%
All other, including other period expense	(0.7)%
Year Ended December 31, 2023	69.5%

The primary factors contributing to the increase in our gross profit margin for 2023 compared to 2022 were increased sales of higher margin products, as well as improvements in manufacturing, raw material and component, and freight costs. These impacts were partially offset by the unfavorable impact of foreign currency and period expenses.

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

EU MDR Implementation Costs

The EU MDR replaced the existing European Medical Devices Directive (MDD) and Active Implantable Medical Device Directive (AIMDD) regulatory frameworks, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new products and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). In 2023, updates to the legislative text of the EU MDR were adopted by the European Parliament and the Council of the European Union, including an extension of the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021).

We began our EU MDR implementation efforts in late 2019 and have incurred cumulative expenses of $340 million through December 31, 2023, which are primarily being recorded within Cost of product sold. We expect to incur total expenses of approximately $450 million to $500 million over the transition period.

Operating Expenses
The following table provides a summary of our key operating expenses:

	Year Ended December 31,
	2023		2022		2021
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	$5,190	36.4%	$4,520	35.6%	$4,359	36.7%
Research and development expenses	1,414	9.9%	1,323	10.4%	1,204	10.1%

Selling, General and Administrative (SG&A) Expenses

In 2023, our SG&A expenses increased $670 million, or 15 percent compared to 2022 and were 80 basis points higher as a percentage of net sales. The increase in SG&A expenses was due primarily to higher selling costs driven by higher global net sales, as well as costs to support recent and upcoming product launches, including the Farapulse™ Pulsed Field Ablation System, and was also due to comparatively higher acquisition-related and restructuring-related expenses.

In 2022, our SG&A expenses increased $161 million, or 4 percent compared to 2021 and were 100 basis points lower as a percentage of net sales. The increase in SG&A expenses was primarily due to higher selling costs driven by higher global net sales.

Research and Development (R&D) Expenses

We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses. In 2023, our R&D expenses increased $91 million, or 7 percent compared to 2022, and were 50 basis points lower as a percentage of net sales. R&D expenses increased as a result of investments across our businesses in order to maintain a pipeline of new products that we believe will contribute to profitable sales growth.

In 2022, our R&D expenses increased $119 million, or 10 percent compared to 2021, and were 30 basis points higher as a percentage of sales, as a result of targeted investments across our business.

Other Operating Expenses
The following provides a summary of certain of our other operating expenses, which are excluded by management for purposes of evaluating operating performance; refer to Additional Information for a further description.

Amortization Expense

We recorded Amortization expense of $828 million in 2023 and $803 million in 2022 related to intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents. In 2023, Amortization expense increased $25 million, or 3 percent, as compared to 2022. In 2022, Amortization expense increased $62 million, or 8 percent, as compared to 2021. The increase in both periods was driven by the addition of amortizable intangible assets associated with recent acquisitions.

Intangible Asset Impairment Charges

We recorded Intangible asset impairment charges of $58 million in 2023 and $132 million in 2022. The impairment charges recorded in 2023 were primarily associated with the cancellation of an in-process research and development (IPR&D) program due to the incremental time and cost to complete the program and bring the technology to market. The impairment charges recorded in 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc., which is now part of our Neuromodulation business, resulting from lower revenue projections due to reimbursement challenges. Refer to Critical Accounting Estimates for a discussion of key assumptions used in our intangible asset impairment testing and future events that could have a negative impact on the recoverability of our intangible assets.

Contingent Consideration Net Expense (Benefit)

To recognize changes in the fair value of our contingent consideration liability, we recorded net charges of $58 million in 2023 and net charges of $35 million in 2022. The net charges recorded in 2023 and 2022 related primarily to an increase in expected revenue-based payments as a result of over-achievement of net sales performance, primarily related to our acquisition of Farapulse. In both periods, this increase was partially offset by a reduction in the contingent consideration liability for certain acquisitions for which we reduced the probability of achievement of associated regulatory and commercialization-based milestones upon which payment is conditioned. In addition, we made payments of $76 million and $371 million associated with prior acquisitions during 2023 and 2022, respectively, following the achievement of revenue and/or regulatory milestones. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional details related to our contingent consideration arrangements.

Restructuring and Restructuring-related Net Charges

On November 15, 2018, our Board of Directors approved, and we committed to, a global restructuring program (the 2019 Restructuring Plan), which was initiated in 2019 and substantially completed in 2022. The 2019 Restructuring Plan resulted in total pre-tax charges of $461 million and approximately $404 million in cash outlays.

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan). For additional information, refer to "2023 Restructuring Plan" under the heading Liquidity and Capital Resources below.

Pursuant to the 2023 Restructuring Plan, we recorded restructuring charges in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations of $69 million in 2023. The restructuring reserve balance as of December 31, 2023 was $41 million. In addition, we recorded restructuring-related charges of $115 million in 2023 primarily within Cost of products sold, SG&A Expenses and R&D Expenses. In 2022, we recorded restructuring charges of $24 million and restructuring-related charges of $86 million, and the restructuring reserve balance as of December 31, 2022 was $10 million, all associated with our 2019 Restructuring Plan.

Litigation-related Net Charges (Credits)

We recorded litigation-related net credits of $111 million in 2023 and litigation-related net charges of $173 million in 2022. In 2023, litigation-related net credits primarily related to the settlement of offensive patent litigation. In 2022, litigation-related net charges primarily related to litigation associated with our transvaginal surgical mesh products.

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

Interest Expense
The following table provides a summary of our Interest expense and average borrowing rate:

(in millions)	Year Ended December 31,
	2023	2022	2021
Interest expense	$(265)	$(470)	$(341)
Weighted average borrowing rate	2.8%	5.0%	3.6%
Interest expense and our average borrowing rate decreased in 2023, compared to the prior year, primarily due to $194 million of charges associated with the early extinguishment of $3.275 billion of certain of our senior notes, including payment of tender premiums and the acceleration of unamortized debt issuance costs, as well as the issuance of euro-denominated bonds, which carry lower interest rates, during the first quarter of 2022. As of December 31, 2023 and 2022, the weighted average borrowing rate associated with our outstanding senior notes was 2.6 percent. Refer to Liquidity and Capital Resources, as well as Note D – Hedging Activities and Fair Value Measurements and Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for information regarding our debt obligations.

Other, net
The following are the components of Other, net:

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest income	$22	$10	$4
Net foreign currency gain (loss)	(41)	(31)	(27)
Net gains (losses) on investments(1)	(59)	(1)	250
Other income (expense), net	(14)	(16)	(9)
	$(93)	$(38)	$218
(1)    Net gains (losses) on investments include investment portfolio net gains and losses and impairments as well as the impact of recording our share of the earnings or losses of equity method investees.

Tax Rate
The following table provides a summary of our reported tax rate:

	Year Ended December 31,
	2023	2022	2021
Reported tax rate	19.8%	38.9%	3.3%
Impact of certain receipts/charges(1)	(0.2)%	(19.1)%	13.0%
	19.6%	19.8%	16.3%
(1)    These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for 2023 compared to 2022, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. These include litigation-related net credits, integration-related costs, debt extinguishment net charges, as well as certain discrete tax items primarily related to unrecognized tax benefits and provision-to-return adjustments.

In 2023, we received notification from the IRS that the examination of our 2017 and 2018 tax years was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $44 million to release the reserves related to these years. We paid tax of $16 million to the IRS reflecting the net balance of amounts due for the tax period including an increase to past transition tax installment payments for periods prior to 2023 and interest. The subsequent transition tax payments in 2024 and 2025 will be increased to reflect the final audit settlement.

On August 16, 2022, the Inflation Reduction Act of 2022 (Inflation Reduction Act) was enacted into law by the U.S. government and includes a new corporate alternative minimum tax (CAMT) of 15 percent on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. Additionally, the Inflation Reduction Act imposes a 1 percent excise tax on the fair market value of net corporate stock repurchases. These provisions became effective beginning on January 1, 2023. It is possible that in certain circumstances CAMT could result in an additional tax liability in a particular year due to temporary differences between book and taxable income. Based on our evaluation, we currently do not anticipate the Inflation Reduction Act will have a material impact on our financial position, results of operations, or cash flows.

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

As of December 31, 2023, we had $865 million of unrestricted Cash and cash equivalents on hand, including approximately $123 million held by Acotec, a less than wholly owned entity in which we acquired a majority stake in the first quarter of 2023. The balance is comprised of $454 million invested in money market funds and time deposits and $411 million in interest bearing and non-interest-bearing bank accounts. We invest excess cash on hand in short-term financial instruments that earn at market interest rates while mitigating principal risk through instrument and counterparty diversification, as well as what we believe to be prudent instrument selection. We limit our direct exposure to securities in any one industry or issuer.

In 2021, we entered into our $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks initially scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, as well as modification to the calculation of consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. There were no amounts outstanding under the 2021 Revolving Credit Facility or our commercial paper program as of December 31, 2023, resulting in an additional $2.750 billion of available liquidity.

For additional details related to our debt obligations, including our financial covenant requirement, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

On January 8, 2024, we announced our entry into a definitive agreement to acquire Axonics, Inc. (Axonics), a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion. The transaction is expected to close in the first half of 2024, subject to customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and new debt.
The following provides a summary and description of our net cash inflows (outflows):

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash provided by (used for) operating activities	$2,503	$1,526	$1,870
Cash provided by (used for) investing activities	(2,574)	(2,011)	(1,597)
Cash provided by (used for) financing activities	5	(548)	(95)
Operating Activities
In 2023, cash provided by (used for) operating activities increased $977 million as compared to 2022, primarily due to comparatively higher net sales and operating income, lower non-recurring tax payments compared to prior year, as well as timing of employee related accruals and prepaid expenses. This increase was partially offset by the use of cash associated with an increase in inventory purchases as a result of higher sales and ensuring continuity of supply to meet procedural volume demand. In 2022, cash provided by (used for) operating activities decreased $344 million compared to 2021. This decrease was primarily due to changes in working capital, including higher levels of inventory and accounts receivable.

Investing Activities
In 2023, cash provided by (used for) investing activities included net cash payments of $1.811 billion for the acquisitions of Apollo, Relievant and a majority stake investment in Acotec, as well as purchases of property, plant and equipment and internal use software of $711 million, in order to meet capacity needs. For more information on our acquisitions, refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. In 2022, cash provided by (used for) investing activities primarily included net cash payments of $1.542 billion for the acquisitions of Baylis Medical and Obsidio Inc, as well as Purchases of property, plant and equipment and internal use software of $588 million partially offset by Proceeds from settlements of hedge contracts of $56 million and Proceeds from royalty rights of $70 million.
Financing Activities
In 2023, cash provided by (used for) financing activities included proceeds from issuances of common stock pursuant to employee stock compensation and purchase plans of $182 million partially offset by cash used to net share settle employee equity awards of $56 million, payments for royalty rights of $50 million and payments of contingent consideration previously established in purchase accounting of $39 million. In 2022, we completed a public offering (the Offering) of €3.000 billion in aggregate principal amount of euro-dominated senior notes. The Offering resulted in cash proceeds of $3.270 billion, net of investor discounts and issuance costs. We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. For more information, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Additionally, cash provided by (used for) financing activities in 2022 included payments of contingent consideration previously established in purchase accounting of $335 million.
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

Financial Covenant

As of December 31, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for qualified acquisitions to date, due to our funding of these acquisitions using cash on hand or commercial paper. We believe that we have the ability to comply with the financial covenant for the next 12 months.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2023, we had $317 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of December 31, 2023, we had $1.484 billion of the litigation exclusion remaining.

Debt

The following table presents the current and long-term portions of our total debt:

	As of
(in millions)	December 31, 2023	December 31, 2022
Current debt obligations	$531	$20
Long-term debt	8,571	$8,915
Total debt	$9,102	$8,935

The following table presents the portions of our total debt that are comprised of fixed and variable rate debt instruments, which are presented on an amortized cost basis:

	As of
(in millions)	December 31, 2023	December 31, 2022
Fixed-rate debt instruments	$9,070	$8,910
Variable rate debt instruments	32	25
Total debt	$9,102	$8,935

As of December 31, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility described above. For additional details related to our debt obligations, including our financial covenant requirements, refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Equity

On June 1, 2023, in accordance with the terms of our MCPS, all outstanding shares of MCPS automatically converted into shares of common stock. No action by the holders of the MCPS was required in connection with the mandatory conversion. The conversion rate for each share of MCPS was 2.3834 shares of common stock. Cash was paid in lieu of fractional shares in accordance with the terms of the MCPS. An aggregate of approximately 24 million shares of common stock, including shares of common stock issued to holders of MCPS that elected to convert prior to the Mandatory Conversion Date, were issued upon conversion of the MCPS. Following the mandatory conversion of the MCPS, there were no outstanding shares of MCPS, resulting in the retirement of the annualized approximately $55 million cash dividend payment on the MCPS.

In 2023, we received $182 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, compared to $136 million in 2022. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of our employees. Stock-based compensation expense related to our stock ownership plans was $233 million in 2023 and $220 million in 2022. Stock-based compensation expense varies from period to period based upon, among other factors, the timing, number and fair value of awards granted during the period, forfeiture levels related to unvested awards and employee contributions to our employee stock purchase plan, as well as the retirement eligibility of stock award recipients.

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock in 2023 or 2022, and had the full amount available under the authorization as of December 31, 2023. There were approximately 263 million shares in treasury as of December 31, 2023 and 2022.

Contractual Obligations and Commitments

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Debt obligations(1)	$504	$1,605	$255	$995	$1,173	$4,604	$9,136
Interest payments(2)	232	219	201	195	181	1,411	2,438
Lease obligations	89	78	65	49	41	217	539
Purchase obligations(2)	951	283	155	45	31	150	1,615
Legal reserves(3)	206	—	—	—	—	—	206
One-time transition tax	117	147	—	—	—	—	264
	$2,100	$2,332	$676	$1,284	$1,426	$6,382	$14,198

(1) Debt obligations are comprised of our senior notes outstanding as of December 31, 2023. This does not include unamortized debt issuance discounts, deferred financing costs and gains on fair value hedges or finance lease obligations. Refer to Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information.
(2) In accordance with U.S. GAAP, these obligations relate primarily to expenses associated with future periods and, with the exception of accrued interest, are not reflected in our consolidated balance sheet as of December 31, 2023. Interest payments included above are calculated based on rates and required fees applicable to our outstanding debt obligations as of December 31, 2023 described in Note E – Contractual Obligations and Commitments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(3) Timing of payment for our long-term liability for legal matters that are probable and estimable as of December 31, 2023 is uncertain and as such it is excluded from the table above. Refer to Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information.

The amounts in the table above with respect to purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. The table above does not include:

•Any future obligations to make payments of contingent consideration pursuant to certain of our acquisition agreements, due to the exact amount and timing of payments being uncertain. Refer to Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Unrecognized tax benefits, accrued interest and penalties and other related items because the timing of their future cash settlement is uncertain. Refer to Note H – Income Taxes to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Acquired IPR&D projects that require future funding to complete. We estimate that the total remaining cost to complete acquired IPR&D projects is between $75 million and $85 million. Net cash inflows from the projects currently in development are expected to continue through 2043, following the respective launches of these technologies in the U.S. and Europe. Certain of our acquisitions also involve the potential payment of contingent consideration, but the timing and amounts are uncertain. See Note B – Acquisitions and Strategic Investments to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information,

•Two leases we have entered into as of December 31, 2023 for additional office, warehouse and lab space which have not yet commenced. These facilities are currently under construction. We do not control the building during construction and are thus not deemed to be the owner during construction. Total estimated undiscounted future lease payments are approximately $500 million, which includes a buyout option exercisable once construction is complete which we are reasonably certain to exercise with respect to one of the leases. These leases will commence at the end of 2024 and second half of 2025 with noncancellable lease terms ranging from 20 to 25 years, and

•The definitive agreement, entered into on January 8, 2024, to acquire 100 percent of the fully diluted equity of Axonics, Inc. for approximately $3.670 billion, which is expected to close during the first half of 2024, subject to customary closing conditions. We plan to fund the acquisition through a mix of cash on hand and new debt.

2023 Restructuring Plan

On February 22, 2023, our Board of Directors approved, and we committed to, a new global restructuring program (the 2023 Restructuring Plan).

The 2023 Restructuring Plan will advance our Global Supply Chain Optimization strategy, which is intended to simplify our manufacturing and distribution network by transferring certain production lines among facilities and drive operational efficiencies and resiliency. Key activities under the 2023 Restructuring Plan will also include optimizing certain functional capabilities to achieve cost synergies and better support business growth. These activities were initiated in the first quarter of 2023 and are expected to be substantially complete by the end of 2025.

While we expect limited role reductions as a result of these restructuring activities, we anticipate that our overall employee base will remain relatively unchanged upon completion of the 2023 Restructuring Plan as new jobs are created in areas of growth and resources are deployed to support an expanding portfolio and growing global market needs.

The implementation of the 2023 Restructuring Plan is estimated to result in total pre-tax charges of approximately $450 million to $550 million, of which approximately $350 million to $450 million is expected to result in cash outlays, and reduce gross annual pre-tax expenses by approximately $225 million to $275 million as program benefits are realized. We expect a substantial portion of the savings to be reinvested in strategic growth initiatives. The following table provides a summary of our estimates of total pre-tax charges associated with the 2023 Restructuring Plan by major type of cost:

Type of Cost (in millions)	Total Estimated Amount Expected to be Incurred
Restructuring charges:
Termination benefits(1)	$60	-	$80
Other(2)	20	-	40
Restructuring-related expenses:
Transfer costs(3)	300	-	330
Other(4)	70	-	100
	$450	-	$550

(1) Plans detailing specific employee impacts will be developed for each affected region and business, working with employee representative bodies where required under local laws.
(2) Consists primarily of consulting fees and costs associated with contractual cancellations.
(3) Represents costs to transfer product and manufacturing lines between geographically dispersed facilities.
(4) Comprised of other costs directly related to the restructuring program, including program management, accelerated depreciation and fixed asset write-offs.
Legal Matters

For a discussion of our material legal proceedings, see Note I – Commitments and Contingencies to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP.
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, including our contingent liabilities, as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting periods. Our actual results may differ from these estimates. We consider estimates to be critical (i) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (ii) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas considered to be critical and require management’s judgment: Revenue Recognition, Inventory Provisions, Valuation of Intangible Assets and Contingent Consideration Liabilities, Goodwill Valuation, Legal and Product Liability Accruals and Income Taxes.

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

Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. The use of alternative assumptions could impact the period over which revenue is recognized.

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
In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets, or more frequently if indicators exist. We assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that our indefinite-lived intangible assets are impaired. If we conclude that it is more likely than not that the asset is impaired, we then determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to fair value. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows and discount rates could result in different fair value estimates.
Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances, utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other, in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2023 annual impairment assessment, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit.

In performing annual impairment assessments, when a quantitative test is performed, we typically use the income approach, specifically the Discounted Cash Flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. We historically selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures the fair value of our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach.

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

New Accounting Pronouncements
Refer to Note P – New Accounting Pronouncements to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information on standards implemented during 2023 and standards to be implemented in future periods.
Additional Information

Corporate Responsibility

Our sustainable ESG practices underpin all aspects of our global business. Our approach is aligned with the United Nations Sustainable Development Goals and our material topics and practices are informed by a broad range of internal and external stakeholders – locally, nationally and globally. Our employees around the world work with suppliers and other organizations that share our commitment to these practices that help address issues related to health inequity, economic disparity, climate change and environmental protection. Our global ESG vision and strategy is led by our ESG Executive Steering Committee and our vice president of ESG, who provides regular updates to the Board of Directors. Our ESG team works closely with subject matter experts and key advisors from across the business to implement our ESG practices and determine how we measure and share progress. These efforts are supported by our cross-functional teams, our Environmental Health and Safety teams and policies, our Global Council for Inclusion, as well as our local, regional and national employee and community engagement programs.

We are also making measurable progress toward shaping a better future for our planet by proactively addressing energy consumption, carbon emissions and waste management. We have set a goal of carbon neutrality for scope 1 and scope 2 carbon emissions in our manufacturing and key distribution sites by 2030. Our Global Real Estate, Facilities, Environment, Health & Safety function is responsible for rigorously measuring, assessing and reporting progress toward these goals globally. We are focused on a “C3” strategy: Cutting energy use, Converting to renewable energy sources and Compensating with carbon offset projects where needed. Our Global Headquarters and U.S. distribution center in Massachusetts, and our manufacturing plants in Dorado, Puerto Rico, Coyol and Heredia, Costa Rica, Penang, Malaysia, Cork, Ireland and our European distribution center in the Netherlands all utilize solar energy from on-site installations. Our goal is to fully source or generate electricity from renewable sources by the end of 2024, and by the end of 2027, our goal is that 90 percent of all energy used across our manufacturing and key distribution sites will be from renewable sources, representing an important milestone toward our 2030 carbon neutrality goal.

As of December 31, 2023, we have obtained 13 ISO 50001:2018 and 16 14001:2015 certifications across our Global Headquarters, manufacturing and key distribution sites. These are globally recognized standards for Energy and Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key energy and environmental aspects associated with our business. Using these management systems and the specific attributes of our certified locations, we continue to improve our energy and environmental performance. We also have 16 Leadership in Energy and Environmental Design (LEED) certified buildings on campuses in the U.S., Latin America, Europe and Asia. LEED is an internationally recognized certification program that seeks to ensure the mindful development, construction and maintenance of buildings in a way that benefits occupants and the environment by reducing waste and conserving resources.

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

Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Exchange Act and our own Stock Trading Policy. A Rule 10b5-1 trading plan is a written document that pre-establishes the amount, prices and dates (or formulas for determining the amounts, prices and dates) of future purchases or sales of our stock, including shares issued upon exercise of stock options or vesting of restricted stock units. These plans are entered into at a time when the person is not in possession of material non-public information about the Company. In addition to any plans described in Part II, Item 9B of this Annual Report on Form 10-K, we disclose details regarding individual Rule 10b5-1 trading plans on the Investor Relations section of our website.
Use of Non-GAAP Financial Measures

To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income (loss), adjusted net income (loss) attributable to common stockholders and adjusted net income (loss) per share (EPS) that exclude certain charges (credits); operational net sales, which exclude the impact of foreign currency fluctuations; and organic net sales, which exclude the impact of foreign currency fluctuations as well as the impact of certain acquisitions and divestitures with less than a full period of comparable net sales. These non-GAAP financial measures are not in accordance with U.S. GAAP and should not be considered in isolation from or as a replacement for the most directly comparable GAAP financial measures. Further, other companies may calculate these non-GAAP financial measures differently than we do, which may limit the usefulness of those measures for comparative purposes.

To calculate adjusted net income (loss), adjusted net income (loss) attributable to common stockholders and adjusted net income (loss) per share we exclude certain charges (credits) from GAAP net income and GAAP net income attributable to common stockholders, which include amortization expense, goodwill and other intangible asset impairment charges, acquisition/divestiture-related net charges (credits), investment portfolio net losses (gains) and impairments, restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits), EU MDR implementation costs, debt extinguishment net charges, deferred tax expenses (benefits) and certain discrete tax items. Amounts are presented after-tax using our effective tax rate, unless the amount is a significant unusual or infrequently occurring item in accordance with FASB ASC Topic 740-270-30, "General Methodology and Use of Estimated Annual Effective Tax Rate."

The GAAP financial measure most directly comparable to adjusted net income (loss), adjusted net income (loss) attributable to common stockholders and adjusted net income (loss) per share are GAAP net income (loss), GAAP net income (loss) attributable to common stockholders and GAAP net income (loss) per common share - assuming dilution, respectively.

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

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included in the Executive Summary of this Annual Report on Form 10-K.

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

We believe that presenting adjusted net income (loss), adjusted net income (loss) attributable to common stockholders adjusted net income (loss) per share, operational and organic net sales growth rates, in addition to the corresponding GAAP financial measures, provides investors greater transparency to the information used by management for its operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information assists our investors in understanding our operating performance and the methodology used by management to evaluate and measure such performance.

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

Adjusted Net Income (loss), Adjusted Net Income (loss) Attributable to Common Stockholders and Adjusted Net Income (loss) per Share

•Amortization expense - We record intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents at historical cost and amortize them over their estimated useful lives. Amortization expense is excluded from management's assessment of operating performance due to its non-cash nature and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Goodwill and other intangible asset impairment charges - These amounts represent write-downs of certain goodwill and/or other intangible asset balances. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment and test our goodwill and other indefinite-lived intangible assets at least annually for impairment. If we determine the carrying value of the amortizable intangible asset is not recoverable, goodwill of a reporting unit is impaired or it is more likely than not that the indefinite-lived asset is impaired, we will write the carrying value down to fair value in the period identified. Impairment charges are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Acquisition/divestiture-related net charges (credits) - These adjustments may consist of (a) contingent consideration fair value adjustments; (b) gains on previously held investments; (c) due diligence, deal fees and other fees and costs related to our acquisition and divestiture transactions; (d) inventory step-up amortization and accelerated compensation expense; (e) integration and exit costs; and (f) separation costs and gains or losses primarily associated with the sale of a business or portion of a business. The contingent consideration fair value adjustments represent accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood and amount of future contingent consideration. Gains on previously held investments, due diligence, deal fees and other fees and costs, inventory step-up amortization, accelerated compensation expense, and other expenses and gains or losses associated with divestitures or acquisitions can be highly variable and not representative of ongoing operations. Integration, separation and exit costs, include contract cancellations, severance and other compensation-related charges and costs, project management fees and costs, and other direct costs associated with the integration of our acquisitions or separation of our divested businesses. These integration, separation and exit activities take place over a defined timeframe and have distinct project timelines, are incremental to activities and costs that arise in the ordinary course of our business and are not considered part of our core, ongoing operations. These acquisition/divestiture-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Restructuring and restructuring-related net charges (credits) - These adjustments primarily represent severance and other compensation-related charges, fixed asset write-offs, contract cancellations, project management fees, facility shut down costs, costs to transfer manufacturing lines between geographically dispersed facilities and other direct costs associated with our restructuring plans. These restructuring plans each consist of distinct initiatives that are fundamentally different from our ongoing, core cost reduction initiatives in terms of, among other things, the frequency with which each action is performed and the required planning, resourcing, cost and timing. Examples of such initiatives include the movement of business activities, facility consolidations and closures and the transfer of product lines between manufacturing facilities, which, due to the highly regulated nature of our industry, requires a significant investment in time and cost to create duplicate manufacturing lines, run product validations and seek regulatory approvals. Restructuring initiatives take place over a defined timeframe and have a distinct project timeline that requires, and begins subsequent to, approval by our Board of Directors. In contrast to our ongoing cost reduction initiatives, restructuring initiatives typically result in duplicative cost and exit costs over the defined timeframe and are not considered part of our core, ongoing operations. These restructuring plans are incremental to the core activities that arise in the ordinary course of our business. Restructuring and restructuring-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Litigation-related net charges (credits) - These adjustments include certain product liability and other litigation-related charges and credits. We record these charges and credits, which we consider to be unusual or infrequent and significant, within the litigation-related charges (credits) line in our consolidated statements of operations; all other legal and product liability charges, credits and costs are recorded within selling, general and administrative expenses. Certain litigation-related net charges (credits) are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•EU MDR implementation costs - These adjustments represent certain incremental costs specific to complying with new regulatory requirements in the EU. EU MDR replaced the existing MDD regulatory framework, and manufacturers of medical devices were required to comply with EU MDR beginning in May 2021 for new products and by May 2024 for medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). In 2023, updates to the legislative text of the EU MDR were adopted by the European Parliament and the Council of the European Union, including an extension of the transitional period to 2027 for certain high risk class devices and 2028 for lower risk class medical devices which have a valid CE Certificate to the prior Directives (issued before May 2021). We expect to incur significant expenditures in connection with the adoption of the EU MDR requirements and we consider the adoption of EU MDR to be a significant change to a regulatory framework, and therefore, these expenditures are not considered to be ordinary course expenditures in connection with regulatory matters. As such, certain of these costs are excluded from management's assessment of operating performance and from our operating segments' measures of profit and loss used for making operating decisions and assessing performance,

•Debt extinguishment net charges - These amounts relate to the early extinguishment of certain outstanding principal amounts of our senior notes. Certain debt extinguishment net charges are excluded from management's assessment of operating performance used for making operating decisions and assessing performance,

•Investment portfolio net losses (gains) and impairments - These amounts represent write-downs or fair value remeasurement gains and losses related to our investment portfolio. Each reporting period, we evaluate our investments without a readily determinable fair value to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value and determine if the impairment is other-than-temporary, and recognize an impairment loss. In addition, for those investments accounted for under the measurement alternative method of accounting, we record gains and losses to remeasure the carrying value of the investments to their fair values based on observable market prices or implied market values. Investment impairment charges and fair value remeasurements can be highly variable dependent on external market factors and conditions relative to the underlying investee, which are generally outside of the control of management, as such these amounts are excluded from management's assessment of performance,

•Deferred tax expenses (benefits) - This adjustment relates to a significant non-cash tax benefit arising from an intra-entity asset transfer of intellectual property completed in the fourth quarter of 2019 which resulted in our recording a $4.102 billion net deferred tax asset. The deferred tax benefit associated with the establishment of the net deferred tax asset as well as any deferred tax expense resulting from the reversal of the deferred tax asset are excluded from management's assessment of operating performance used for making operating decisions and assessing performance, and

•Discrete tax items - These items represent adjustments of certain tax positions including those which (a) are related to the tax consequences of non-GAAP charges (credits) on tax benefit limitations in the current period, or (b) are related to the tax consequences of a non-GAAP adjustment item booked in a prior period. These discrete tax items are excluded from management's assessment of operating performance used for making operating decisions and assessing performance.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

In accordance with the SEC Staff 's interpretive guidance for newly acquired businesses, we are permitted to omit an assessment of an acquired business's internal control over financial reporting from our assessment of internal control for up to one year from the acquisition date. As such, we have excluded our majority stake investment in Acotec Scientific Holdings Limited and our acquisitions of Apollo Endosurgery, Inc. and Relievant Medsystems, Inc., each acquired during 2023, from our annual assessment of internal controls over financial reporting as of December 31, 2023. These businesses represented less than one percent of total assets as of December 31, 2023 and less than one percent of net sales for the year then ended.

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

Opinion on Internal Control Over Financial Reporting

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Boston Scientific Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Acotec Scientific Holdings Limited, Apollo Endosurgery, Inc., and Relievant Medsystems, Inc., which are included in the 2023 consolidated financial statements of the Company and constituted less than 1% of total assets as of December 31, 2023 and approximately 1% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Acotec Scientific Holdings Limited, Apollo Endosurgery, Inc., and Relievant Medsystems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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
February 20, 2024

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.899 billion as of December 31, 2023 and $7.324 billion as of December 31, 2022. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $236 million as of December 31, 2023 compared to $208 million as of December 31, 2022. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $288 million as of December 31, 2023 compared to $254 million as of December 31, 2022. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our earnings.

Our interest rate risk relates primarily to U.S. dollar and euro-denominated borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2023 and December 31, 2022. As of December 31, 2023, $9.136 billion in aggregate principal amount of our outstanding debt obligations were at fixed interest rates, representing approximately 100 percent of our total debt, on an amortized cost basis. As of December 31, 2023, our outstanding debt obligations at fixed interest rates were comprised of senior notes.

See Note D – Hedging Activities and Fair Value Measurements to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Boston Scientific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2024 expressed an unqualified opinion thereon.

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
As disclosed in Note B to the consolidated financial statements, during 2023, the Company completed the acquisition of a majority stake investment in Acotec for a purchase price of $381 million. The Company also completed the acquisitions of Apollo Endosurgery, Inc. for a purchase price of $636 million and Relievant Medsystems, Inc. for a purchase price of $1,067 million, inclusive of a contingent consideration liability with a fair value of $273 million related to future milestone and earn out payments based on future sales performance. The Company determines the fair value of these contingent consideration arrangements, both as part of the initial purchase price allocation, and on an ongoing basis each reporting period until the arrangements are settled. The valuation of contingent consideration represents a Level 3 estimate in the fair value hierarchy due to the significant unobservable inputs used in determining the fair value and the use of management judgment about the assumptions that market participants would use in valuing the liabilities.

Auditing the Company’s accounting for the business combinations was complex due to the significant estimation required by management to determine the fair value of identified intangible assets, which totaled $907 million and principally consisted of developed technology, and the significant estimation required by management to determine the fair value of the contingent consideration liability. A significant emphasis is placed on the appropriateness of the estimates used by management to determine the fair value of acquired intangible assets and the contingent consideration liability due to the sensitivity of the respective fair values to the underlying assumptions. The Company used an income approach to measure the technology-related intangible assets acquired. The significant assumptions used to estimate the fair value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results, including revenue growth rates, estimates of technological obsolescence, operating profit margin and market participant synergies. The Company used the income approach to measure the contingent consideration liability assumed. The significant assumptions used to estimate the fair value of the contingent consideration liability included the probability and timing of payment, future sales forecasts, as well as the appropriate discount rate based on the estimated timing of payments. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for business combination transactions. For example, we tested controls over the identification and valuation of intangible assets, including the valuation models and underlying assumptions used to develop such estimates. We read the purchase agreements, evaluated the significant assumptions and methods used in developing the fair value estimates, and tested the recognition of (1) the tangible assets acquired and liabilities assumed at fair value; (2) the identifiable intangible assets acquired at fair value; and (3) goodwill measured as a residual.

To test the estimated fair value of the intangible assets acquired, we performed audit procedures that included, among others, evaluating the Company's use of the income approach and testing the significant assumptions used in the model, as described above. To test the estimated fair value of the contingent consideration liability, we performed audit procedures that included, among others, evaluating the methodology used to value the liability, understanding the terms of the arrangements and conditions that must be met for the amounts to become payable, and testing the significant assumptions used in the model, as described above. We evaluated the completeness and accuracy of the underlying data used in the analyses. For example, we compared the significant assumptions to current industry, market and economic trends, to the assumptions used to value similar assets in other acquisitions, to the historical results of the acquired business and to other guideline companies within the same industry. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.

Boston, Massachusetts
February 20, 2024

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net sales	$14,240	$12,682	$11,888
Cost of products sold	4,345	3,956	3,711
Gross profit	9,896	8,727	8,177

Operating expenses:
Selling, general and administrative expenses	5,190	4,520	4,359
Research and development expenses	1,414	1,323	1,204
Royalty expense	46	47	49
Amortization expense	828	803	741
Intangible asset impairment charges	58	132	370
Contingent consideration net expense (benefit)	58	35	(136)
Restructuring net charges (credits)	69	24	40
Litigation-related net charges (credits)	(111)	173	430
Loss (gain) on disposal of businesses and assets	—	22	(78)
	7,553	7,078	6,978
Operating income (loss)	2,343	1,649	1,199

Other income (expense):
Interest expense	(265)	(470)	(341)
Other, net	(93)	(38)	218
Income (loss) before income taxes	1,985	1,141	1,076
Income tax expense (benefit)	393	443	36
Net income (loss)	1,592	698	1,041
Preferred stock dividends	(23)	(55)	(55)
Net income (loss) attributable to noncontrolling interests	(1)	—	—
Net income (loss) attributable to Boston Scientific common stockholders	$1,570	$642	$985

Net income (loss) per common share — basic	$1.08	$0.45	$0.69
Net income (loss) per common share — diluted	$1.07	$0.45	$0.69

Weighted-average shares outstanding
Basic	1,453.0	1,430.5	1,422.3
Diluted	1,463.5	1,439.7	1,433.8

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income (loss)	$1,592	$698	$1,041
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(105)	(94)	(125)
Net change in derivative financial instruments	(115)	63	170
Net change in defined benefit pensions and other items	(9)	37	11
Other comprehensive income (loss)	(230)	6	56
Comprehensive income (loss)	$1,362	$704	$1,096
Comprehensive income (loss) attributable to noncontrolling interests	(11)	—	—
Comprehensive income attributable to Boston Scientific common stockholders	$1,373	$704	$1,096

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$865	$928
Trade accounts receivable, net	2,228	1,970
Inventories	2,484	1,867
Prepaid income taxes	315	264
Other current assets	621	731
Total current assets	6,514	5,760
Property, plant and equipment, net	2,859	2,446
Goodwill	14,387	12,920
Other intangible assets, net	6,003	5,902
Deferred tax assets	3,841	3,942
Other long-term assets	1,531	1,500
TOTAL ASSETS	$35,136	$32,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$531	$20
Accounts payable	942	862
Accrued expenses	2,646	2,160
Other current liabilities	814	761
Total current liabilities	4,933	3,803
Long-term debt	8,571	8,915
Deferred tax liabilities	134	144
Other long-term liabilities	1,967	2,035

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value - authorized 50,000,000 shares; 0 shares issued as of December 31, 2023 and 10,062,500 shares issued as of December 31, 2022	—	0
Common stock, $0.01 par value - authorized 2,000,000,000 shares; 1,729,000,224 shares issued as of December 31, 2023 and 1,696,633,993 shares issued as of December 31, 2022	17	17
Treasury stock, at cost - 263,289,848 shares as of December 31, 2023 and 2022	(2,251)	(2,251)
Additional paid-in capital	20,647	20,289
Retained earnings (Accumulated deficit)	819	(750)
Accumulated other comprehensive income (loss), net of tax:	49	269
Total stockholders’ equity	19,282	17,573
Noncontrolling interests	248	—
Total equity	19,530	17,573
TOTAL LIABILITIES AND EQUITY	$35,136	$32,469

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Year Ended December 31,
(in millions, except share data)	2023	2022	2021
Preferred stock shares issued
Beginning	10,062,500	10,062,500	10,062,500
Conversion of mandatory convertible preferred stock to common stock	(10,062,500)	—	—
Ending	—	10,062,500	10,062,500
Common stock shares issued
Beginning	1,696,633,993	1,688,810,052	1,679,911,918
Impact of stock-based compensation plans	8,383,329	7,823,941	8,898,134
Conversion of mandatory convertible preferred stock to common stock	23,982,902	—	—
Ending	1,729,000,224	1,696,633,993	1,688,810,052

Preferred stock
Beginning	$0	$0	$0
Conversion of mandatory convertible preferred stock to common stock	(0)	—	—
Ending	—	$0	0
Common stock
Beginning	$17	$17	$17
Impact of stock-based compensation plans	0	0	0
Conversion of mandatory convertible preferred stock to common stock	0	—	—
Ending	$17	$17	$17
Treasury Stock
Beginning	$(2,251)	$(2,251)	$(2,251)
Repurchase of common stock	—	—	—
Ending	$(2,251)	$(2,251)	$(2,251)
Additional paid-in capital
Beginning	$20,289	$19,986	$19,732
Conversion of mandatory convertible preferred stock to common stock	(0)	—	—
Impact of stock-based compensation plans	359	303	254
Ending	$20,647	$20,289	$19,986
Retained earnings (Accumulated deficit)
Beginning	$(750)	$(1,392)	$(2,378)
Net income (loss)	1,592	698	1,041
Net (income) loss attributable to noncontrolling interests	1	—	—
Preferred stock dividends	(23)	(55)	(55)
Ending	$819	$(750)	$(1,392)
Accumulated other comprehensive income (loss), net of tax
Beginning	$269	$263	$207
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(95)	(94)	(125)
Derivative financial instruments	(115)	63	170
Defined benefit pensions and other items	(9)	37	11
Ending	$49	$269	$263
Total stockholders' equity	$19,282	$17,573	$16,622

Noncontrolling interests
Beginning	$—	$—	$—
Changes to noncontrolling ownership interest	259	—	—
Net income (loss) attributable to noncontrolling interests	(1)	—	—
Changes in other comprehensive income (loss)	(10)	—	—
Ending	$248	$—	$—

Total equity	$19,530	$17,573	$16,622

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income (loss)	$1,592	$698	$1,041
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities
Loss (gain) on disposal of businesses and assets	—	22	(78)
Depreciation and amortization	1,196	1,136	1,093
Deferred and prepaid income taxes	(1)	(63)	(124)
Stock-based compensation expense	233	220	194
Goodwill and other intangible asset impairment charges	58	132	370
Net loss (gain) on investments and notes receivable	59	1	(250)
Contingent consideration net expense (benefit)	58	35	(136)
Inventory step-up amortization	6	32	34
Debt extinguishment net charges	—	194	—
Other, net	73	125	78
Increase (decrease) in operating assets and liabilities, excluding purchase accounting:
Trade accounts receivable	(238)	(220)	(279)
Inventories	(660)	(321)	(346)
Other assets	10	(209)	(134)
Accounts payable, accrued expenses and other liabilities	118	(255)	408
Cash provided by (used for) operating activities	2,503	1,526	1,870
Purchases of property, plant and equipment and internal use software	(711)	(588)	(554)
Proceeds from sale of property, plant and equipment	4	12	14
Payments for acquisitions of businesses, net of cash acquired	(1,811)	(1,542)	(2,258)
Proceeds from (payments for) investments and acquisitions of certain technologies	(89)	(24)	279
Proceeds from disposal of certain businesses and assets	—	5	826
Proceeds from royalty rights	30	70	82
Proceeds from settlements of hedge contracts	2	56	15
Cash provided by (used for) investing activities	(2,574)	(2,011)	(1,597)
Payment of contingent consideration previously established in purchase accounting	(39)	(335)	(15)
Payments for royalty rights	(50)	(75)	(85)
Payments on short-term borrowings	—	(250)	—
Net decrease in commercial paper	(4)	(1)	—
Payments on long-term borrowings and debt extinguishment costs	—	(3,184)	—
Proceeds from long-term borrowings, net of debt issuance costs	—	3,270	—
Cash dividends paid on preferred stock	(28)	(55)	(55)
Cash used to net share settle employee equity awards	(56)	(53)	(50)
Proceeds from issuances of shares of common stock pursuant to employee stock compensation and purchase plans	182	136	110
Cash provided by (used for) financing activities	5	(548)	(95)
Effect of foreign exchange rates on cash	(4)	(9)	(6)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(70)	(1,042)	173
Cash, cash equivalents, restricted cash and restricted cash equivalents at beginning of period	1,126	2,168	1,995
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,055	$1,126	$2,168

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (SUPPLEMENTAL INFORMATION)

	Year Ended December 31,
(in millions)	2023	2022	2021
Supplemental Information
Cash paid for income taxes, net	$512	$662	$302
Cash paid for interest	259	450	338
Fair value of contingent consideration recorded in purchase accounting	273	—	440
Non-cash impact of transferred royalty rights	(30)	(70)	(82)

(in millions)	As of December 31,
Reconciliation to amounts within the consolidated balance sheets:	2023	2022	2021
Cash and cash equivalents	$865	$928	$1,925
Restricted cash and restricted cash equivalents included in Other current assets	130	149	188
Restricted cash equivalents included in Other long-term assets	60	48	55
Cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$1,055	$1,126	$2,168

See notes to the consolidated financial statements. Amounts may not foot due to rounding.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation's wholly owned subsidiaries and entities for which we have a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

When used in this report, the terms "we," "us," "our" and "the Company" mean Boston Scientific Corporation and its divisions and subsidiaries. We assess the terms of our investment interests to determine if any of our investees meet the definition of a variable interest entity (VIE). For any VIEs, we perform an analysis to determine whether our variable interests give us a controlling financial interest. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Based on our assessments under the applicable guidance, we did not have controlling financial interests in any VIEs and, therefore, did not consolidate any VIEs during 2023, 2022 or 2021.

Basis of Presentation

The accompanying consolidated financial statements and notes thereto have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and with the instructions to Form 10-K and Regulation S-X.

Amounts reported in millions within this Annual Report on Form 10-K are computed based on the amounts in thousands. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. Certain columns and rows within tables may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded numbers.

Subsequent Events

We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our consolidated financial statements. Those items requiring recognition in the financial statements have been recorded and disclosed accordingly.

Those items requiring disclosure (non-recognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note B – Acquisitions and Strategic Investments for further details.

Accounting Estimates

To prepare our consolidated financial statements in accordance with GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our consolidated financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. Refer to Critical Accounting Estimates included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K for further discussion.

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

Restricted Cash Equivalents

Restricted cash equivalents primarily represent amounts paid into various qualified settlement funds related to our ongoing transvaginal surgical mesh litigation and current amounts related to our non-qualified pension plan and are included in Other current assets within our consolidated balance sheets. The restrictions related to the various qualified settlement funds will lapse as we approve amounts payable to claimants, at which time we no longer have rights to a return of the amounts paid into the various qualified settlement funds. Restricted cash equivalents included in Other long-term assets within our consolidated balance sheets are related to deferred compensation plans.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instruments and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions with investment grade credit ratings and actively monitor their credit ratings and our outstanding positions to limit our credit exposure. In the normal course, our payment terms with customers, including distributors, hospitals, health care agencies, clinics, doctors' offices and other private and governmental institutions, are typically 30 days in the U.S. but may be longer in international markets and generally do not require collateral.

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

We write-off amounts determined to be uncollectible against this reserve. We are not dependent on any single institution, and no single customer accounted for more than ten percent of our net sales in 2023, 2022 and 2021; however, large group purchasing organizations, hospital networks, international distributors and dealers and other buying groups are important to our business and represent a substantial portion of our net sales.

We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. Our sales to government-owned or supported customers, particularly in southern Europe, are subject to an increased number of days outstanding prior to payment relative to other countries. Further, the ongoing site-of-service trend of shifting procedure volumes in the U.S. toward non-hospital settings, particularly ambulatory surgery centers and office-based labs, continues. Many of these customers are smaller than those we have historically done business with and may have more limited liquidity. We have adjusted our estimates of credit loss reserves for these customers, regions and conditions, as appropriate. We believe our Allowance for credit losses is adequate as of December 31, 2023; however, if significant changes were to occur in the payment practices of government customers, or if there is an increase in bankruptcies among our ambulatory surgery center or office-based customers, we may not be able to collect on receivables due to us from these customers, and our write-offs of uncollectible accounts may increase.

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

Transfer of control is evidenced upon passage of title and risk of loss to the customer unless we are required to provide additional services. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and record these costs as a component of Selling, general and administrative expenses when incurred. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. We recognize a receivable at the point in time we have an unconditional right to payment. Payment terms are typically 30 days in the U.S. but may be longer in international markets.

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

Contract liabilities are classified within Other current liabilities and Other long-term liabilities on our accompanying consolidated balance sheets. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System. Revenue is recognized over the average service period which is based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our CRM business, for which revenue is recognized over the average service period based on device longevity and usage. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

Inventories

We state inventories at the lower of first-in, first-out cost or net realizable value. We utilize a standard costing system, capitalizing variances between estimated and actual production costs during periods of normal production, and amortize to Cost of products sold over inventory turns. We expense manufacturing variances during periods of abnormal production, or less than 75 percent of manufacturing capacity. We did not record any abnormal production variances during the years ended December 31, 2023, 2022 or 2021.

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

Amortization and Impairment of Intangible Assets

We record definite-lived intangible assets at historical cost and amortize them over their estimated useful lives. We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets are as follows: patents and licenses, two to 20 years; amortizable technology-related and customer relationships, five to 25 years; other intangible assets, various. In addition, we classify internal use software as an intangible asset within our accompanying consolidated balance sheets and amortize over a one to 15 year useful life. Due to the operational nature of these assets, we record the amortization of our internal use software within Cost of products sold; Selling, general and administrative expenses and Research and development expenses, as appropriate within our accompanying consolidated statements of operations, and include in Amortization expense only that associated with intangible assets acquired in a business combination or asset acquisition, as well as internally-developed patents.

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

Goodwill Valuation

We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our goodwill balances, utilizing both the qualitative and quantitative approach described in FASB ASC Topic 350, Intangibles - Goodwill and Other, in the second quarter of each year as of April 1 for impairment, or more frequently if impairment indicators are present or changes in circumstances suggest an impairment may exist.

We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. For our 2023 annual impairment assessment, we identified the following reporting units for purposes of our annual goodwill impairment test: Interventional Cardiology, Rhythm Management, Peripheral Interventions, Endoscopy, Urology and Neuromodulation. Based on the criteria prescribed in FASB ASC Topic 350, we aggregated the Interventional Cardiology Therapies and Watchman components of our Cardiology operating segment into a single Interventional Cardiology reporting unit and aggregated the Cardiac Rhythm Management and Electrophysiology components into a single Rhythm Management reporting unit.

In performing annual impairment assessments, the qualitative approach is used for testing reporting units where fair value has historically exceeded carrying value by greater than 100 percent, and all other reporting units are tested using the quantitative approach. When a quantitative test is performed, we typically use the income approach, specifically the Discounted Cash Flow method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessments. We historically selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures the fair value of our income producing assets. We make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our Discounted Cash Flow analysis is based on our most recent operational budgets, long range strategic plans and other estimates.

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

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial condition and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as estimates of the impact of future taxable income and available prudent and feasible tax-planning strategies. We recognize interest and penalties related to income taxes as a component of income tax expense. As part of the Tax Cuts and Jobs Act (TCJA), we are subject to a territorial tax system in which we are required to establish an accounting policy in providing for tax on Global Intangible Low Taxed Income (GILTI) earned by certain foreign subsidiaries. We have elected to treat the impact of GILTI as a period cost and report it as part of continuing operations. See Note H – Income Taxes for further information and discussion of our income tax provision and balances including a discussion of the impacts of the TCJA.

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

Costs Associated with Exit Activities

We record employee termination costs in accordance with FASB ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits, if we pay the benefits as part of an ongoing benefit arrangement, which includes benefits provided as part of our established severance policies or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an ongoing benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested, the payment is probable and we can reasonably estimate the liability. We account for involuntary employee termination benefits that represent a one-time benefit in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (FASB ASC Topic 420). We record such costs into expense over the employee’s future service period, if any.

Other costs associated with exit activities may include contract termination costs and consulting fees, which are expensed in accordance with FASB ASC Topic 420 and are included within Restructuring net charges (credits) in our consolidated statements of operations. We recorded Restructuring net charges (credits) of $69 million in 2023, $24 million in 2022 and $40 million in 2021. The restructuring reserve balance as of December 31, 2023 and 2022 was $41 million and $10 million, respectively. Additionally, costs directly related to our active restructuring initiatives, including program management costs, accelerated depreciation, fixed asset write-offs and costs to transfer product lines among facilities are included within Costs of products sold, Selling, general and administrative expenses and Research and development expenses within our consolidated statements of operations. Impairment of right of use lease assets and lease termination costs directly related to our active restructuring initiatives are expensed in accordance with FASB ASC Topic 842, Leases (FASB ASC Topic 842) and included within Costs of products sold or Selling, general and administrative expenses in our consolidated statements of operations.

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

Financial Instruments

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging (FASB ASC Topic 815), and we present assets and liabilities associated with our derivative financial instruments on a gross basis in our consolidated financial statements. In accordance with FASB ASC Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value of a derivative instrument depends on whether it qualifies for, and has been designated as part of a hedging relationship, as well as on the type of hedging relationship. Our derivative instruments do not subject our earnings to material risk, as gains and losses on these derivatives generally offset gains and losses on the item being hedged, and we do not enter into derivative transactions for speculative purposes. Refer to Note D – Hedging Activities and Fair Value Measurements for more information on our hedging instruments.

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

On January 8, 2024, we announced our entry into a definitive agreement to acquire 100 percent of Axonics, Inc. (Axonics), a publicly traded medical technology company primarily focused on the development and commercialization of devices to treat urinary and bowel dysfunction. The purchase price is $71.00 in cash per share, or approximately $3.670 billion. The transaction is expected to close in the first half of 2024, subject to customary closing conditions. The Axonics business will be integrated into our Urology division.

2023 Acquisitions

On February 20, 2023, we completed the acquisition of a majority stake investment in Acotec, a publicly traded Chinese manufacturer of drug-coated balloons and other products used in the treatment of vascular and other diseases. We consolidated this majority stake investment in Acotec based on the conclusion we control the entity, and recorded a noncontrolling interest for the portion we do not own. We acquired approximately 65 percent of the outstanding shares of Acotec, for an upfront cash payment of HK$20.00 per share, or $519 million at foreign currency exchange rates at closing. The Acotec portfolio complements our existing Peripheral Interventions portfolio.

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

On November 17, 2023, we completed our acquisition of 100 percent of the outstanding equity of Relievant Medsystems, Inc. (Relievant), a privately held medical technology company that developed and commercialized the Intracept® Intraosseous Nerve Ablation System to treat vertebrogenic pain, a form of chronic low back pain. The transaction consisted of an upfront cash payment of $794 million, net of cash acquired, and additional sales-based milestones over the 3 years following the transaction close. These milestones, certain of which are uncapped, are estimated to have a fair value of $273 million. The Relievant business is being integrated into our Neuromodulation division.

Purchase Price Allocation

We accounted for these transactions as business combinations in accordance with FASB ASC Topic 805, Business Combinations (FASB ASC Topic 805). The preliminary purchase prices were comprised of the amounts presented below:

(in millions)	Acotec(1)	Apollo	Relievant
Payment for acquisition, net of cash acquired (2)	$381	$636	$794
Fair value of contingent consideration	—	—	273
	$381	$636	$1,067
(1) Excludes approximately $140 million of cash on hand at the closing of the transaction
(2) Related to Acotec, represents our majority stake investment

We recorded the assets acquired, liabilities assumed and specific to Acotec, the noncontrolling interest, at their respective fair values as of the closing date of the transaction. The preliminary purchase price allocations were comprised of the components presented below, which represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed, as well as goodwill. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period in accordance with FASB ASC Topic 805:

(in millions)	Acotec	Apollo	Relievant
Goodwill	$337	$378	$731
Amortizable intangible assets	334	248	325
Other assets acquired	93	50	24
Liabilities assumed	(48)	(33)	(15)
Net deferred tax liabilities	(76)	(5)	1
Fair value of noncontrolling interest	(259)	—	—
	$381	$636	$1,067

The fair value of Acotec's noncontrolling interest was based on the publicly traded market value of the remaining 35 percent of the outstanding shares we did not acquire as of the transaction date and is presented within Stockholders' equity within our accompanying consolidated balance sheets. Goodwill was primarily established for Acotec due to opportunities for collaboration in research and development, manufacturing and commercial strategies, and for Apollo and Relievant, due to synergies expected to be gained from leveraging our existing operations, as well as revenue and cash flow projections associated with future technologies, none of which is deductible for tax purposes.

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Acotec:
Amortizable intangible assets:
Technology-related	$308	11	14%
Customer relationships	15	11	14%
Other intangible assets	11	13	14%
	$334

Apollo:
Amortizable intangible assets:
Technology-related	$222	11	12%
Customer relationships	26	11	12%
	$248

Relievant
Amortizable intangible assets:
Technology-related	$287	12	12%
Customer relationships	38	12	12%
	$325

2022 Acquisition

On February 14, 2022, we completed our acquisition of Baylis Medical Company Inc. (Baylis Medical), a privately-held company which developed the radiofrequency (RF) NRG™ and VersaCross™ Transseptal Platforms as well as a family of guidewires, sheaths and dilators used to support left heart access, which expanded our electrophysiology and structural heart product portfolios. The transaction consisted of an upfront cash payment of $1.463 billion, net of cash acquired, subject to closing adjustments. We are integrating Baylis Medical into our Cardiology division.

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

We allocated a portion of the purchase price to the specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets:
Technology-related	622	11	11%
Other intangible assets	36	11	11%
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

Contingent Consideration

Changes in the fair value of our contingent consideration liability during 2023 and 2022 associated with current and prior period acquisitions were as follows:

(in millions)
Balance as of December 31, 2021	$486
Contingent consideration net expense (benefit)	35
Contingent consideration payments	(371)
Balance as of December 31, 2022	$149
Amount recorded related to current year acquisitions	273
Contingent consideration net expense (benefit)	58
Contingent consideration payments	(76)
Balance as of December 31, 2023	$404

In 2023, payments were primarily related to our acquisition of Farapulse, Inc. (Farapulse) following the achievement of revenue milestones. In 2022, payments were primarily related to our acquisition of Farapulse and Preventice Solutions, Inc., following the achievement of revenue and/or regulatory milestones. The net expense of $58 million and $35 million recorded in 2023 and 2022, respectively, related primarily to an increase in expected revenue-based payments as a result of over-achievement of net sales performance, primarily related to our acquisition of Farapulse. In both periods, this increase was partially offset by a reduction in the contingent consideration liability for certain acquisitions for which we reduced the probability of achievement of associated regulatory and commercialization-based milestones upon which payment is conditioned.

The maximum amount for certain contingent consideration is not determinable as it is uncapped and based on a percent of certain sales. As of December 31, 2023, the fair value of such uncapped contingent consideration is estimated at $177 million. As of December 31, 2023, the maximum amount that we could be required to pay under our other contingent consideration arrangements (undiscounted) is approximately $398 million.

The recurring Level 3 fair value measurements of our contingent consideration liability that we expect to be required to settle include the following significant unobservable inputs:

Contingent Consideration Liability	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Revenue-based Payments and Milestones	$404 million	Discounted Cash Flow	Discount Rate	6%	-	12%	10%
			Probability of Payment	90%	-	100%	98%
			Projected Year of Payment	2024	-	2027	2025
(1) Unobservable inputs were weighted by the relative fair value of the contingent consideration liability. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Projected contingent payment amounts related to our revenue-based payments and milestones are discounted back to the current period, primarily using a discounted cash flow model. Significant increases or decreases in projected revenues, probabilities of payment, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement as of December 31, 2023.

Strategic Investments

The aggregate carrying amount of our strategic investments was comprised of the following:

	As of December 31,
(in millions)	2023	2022
Equity method investments	$219	$188
Measurement alternative investments(1, 2)	194	219
	$413	$407
(1) Measurement alternative investments are privately-held equity securities without readily determinable fair values that are measured at cost less impairment, if any, adjusted to fair value for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer, recognized in Other, net within our accompanying consolidated statements of operations.
(2) Includes publicly-held equity securities and convertible notes measured at fair value with changes in fair value recognized in Other, net within our consolidated statements of operations.

These investments are classified as Other long-term assets within our consolidated balance sheets, in accordance with GAAP and our accounting policies.

In 2023, the cost of our aggregated equity method investments exceeded our share of the underlying equity in net assets by $261 million, which represents amortizable intangible assets, IPR&D, goodwill and deferred tax liabilities.

NOTE C – GOODWILL AND OTHER INTANGIBLE ASSETS

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated goodwill impairment charges are as follows:

	As of December 31, 2023		As of December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization/ Write-offs	Gross Carrying Amount	Accumulated Amortization/ Write-offs
Technology-related	$13,207	$(8,101)	$12,397	$(7,378)
Patents	480	(387)	486	(394)
Other intangible assets	2,130	(1,500)	1,960	(1,400)
Amortizable intangible assets	$15,817	$(9,988)	$14,843	$(9,173)

Goodwill	$24,287	$(9,900)	$22,820	$(9,900)

IPR&D	54		112
Technology-related	120		120
Indefinite-lived intangible assets	$174		$232

The increase in our balance of goodwill and amortizable intangible assets is related primarily to our majority stake investment in Acotec completed in the first quarter of 2023 and our acquisitions of Apollo and Relievant completed during the second and fourth quarters of 2023, respectively.

Intangible asset impairment charges were $58 million in 2023, $132 million in 2022 and $370 million in 2021. The impairment charges recorded in 2023 were primarily associated with the cancellation of an IPR&D program due to the incremental time and cost to complete the program and bring the technology to market. The impairment charges recorded in 2022 were primarily associated with amortizable technology-related intangible assets that were initially established following our acquisition of Vertiflex, Inc., which is now part of our Neuromodulation business, resulting from lower revenue projections due to reimbursement challenges.

The following represents a rollforward of our goodwill balance by reportable segment:

(in millions)	MedSurg	Cardiovascular	Total
Balance as of December 31, 2021	$4,246	$7,741	$11,988
Goodwill acquired	—	1,030	1,030
Foreign currency fluctuations and other changes	(10)	(88)	(98)
Balance as of December 31, 2022	$4,237	$8,684	$12,920
Goodwill acquired	1,110	337	1,447
Foreign currency fluctuations and other changes	—	20	20
Balance as of December 31, 2023	$5,347	$9,041	$14,387
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

Estimated Amortization expense for each of the five succeeding fiscal years based upon our amortizable intangible asset portfolio, consisting of intangible assets acquired in a business combination or asset acquisition, as well as internally developed patents, as of December 31, 2023 is as follows:

Fiscal Year	(in millions)
2024	$828
2025	757
2026	737
2027	714
2028	690

These estimates do not include amortization expense associated with future acquisitions that have been announced but not yet completed as of December 31, 2023.

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

The success of our currency risk management program depends, in part, on forecast transactions denominated primarily in euro, Chinese renminbi, Japanese yen, British pound sterling, Australian dollar, Swiss franc and South Korean won. We may experience unanticipated currency exchange gains or losses to the extent the actual activity is different than forecasted. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Hedge Designations and Relationships

Certain of our currency derivative instruments are designated as cash flow hedges under FASB ASC Topic 815, and are intended to protect the U.S. dollar value of forecasted transactions. The gain or loss on a derivative instrument designated as a cash flow hedge is recorded in the Net change in derivative financial instruments component of Other comprehensive income (loss), net of tax (OCI) within our consolidated statements of comprehensive income (loss) until the underlying third-party transaction occurs. When the underlying third-party transaction occurs, we recognize the gain or loss in earnings within Cost of products sold in our consolidated statements of operations. In the event the hedging relationship is no longer effective, or if the occurrence of the hedged forecast transaction becomes no longer probable, we reclassify the gains or losses within Accumulated other comprehensive income (loss), net of tax (AOCI) to earnings at that time. The cash flows related to the derivative instruments designated as cash flow hedges are reported as operating activities in our consolidated statements of cash flows.

We also designate certain forward currency contracts as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Japanese yen and Taiwan dollar. For these derivative instruments, we elected to use the spot method to assess hedge effectiveness. We also elected to exclude the spot-forward difference, referred to as the excluded component, from the assessment of hedge effectiveness and are amortizing this amount separately, as calculated at the date of designation, on a straight-line basis over the term of the currency forward contracts. As such, we defer recognition of foreign currency gains and losses within the Foreign currency translation adjustment (CTA) component of OCI, and we reclassify amortization of the excluded component from AOCI to current period earnings within Interest expense in our consolidated statements of operations.

We designate certain euro-denominated debt as net investment hedges to hedge a portion of our net investments in certain of our entities with functional currencies denominated in the Euro. As of December 31, 2023 and 2022, we designated as a net investment hedge our €900 million in aggregate principal amount of 0.625% senior notes issued in November 2019 and due in 2027 (2027 Notes). For these nonderivative instruments, we defer recognition of the foreign currency remeasurement gains and losses within the CTA component of OCI. We reclassify these gains and losses to current period earnings within Other, net in our consolidated statements of operations only when the hedged item affects earnings, which would occur upon disposal or substantial liquidation of the underlying foreign subsidiary.

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

Hedge Designations and Relationships

We had no interest rate derivative instruments designated as cash flow hedges outstanding as of December 31, 2023 and December 31, 2022. In the event that we designate outstanding interest rate derivative instruments as cash flow hedges, we record the changes in the fair value of the derivatives within OCI until the underlying hedged transaction occurs.

We had no interest rate derivative instruments designated as fair value hedges outstanding as of December 31, 2023 and December 31, 2022. In the event that we designate outstanding interest rate derivative instruments as fair value hedges, we record the changes in the fair values of interest rate derivatives designated as fair value hedges and of the underlying hedged debt instruments in Interest expense, which generally offset.

The following table presents the contractual amounts of our hedging instruments outstanding:

(in millions)	FASB ASC Topic 815 Designation	As of December 31,
		2023	2022
Forward currency contracts	Cash flow hedge	$2,284	$2,725
Forward currency contracts	Net investment hedge	333	365
Foreign currency-denominated debt(1)	Net investment hedge	997	997
Forward currency contracts	Non-designated	3,282	4,235
Total Notional Outstanding		$6,896	$8,321
(1) Foreign currency-denominated debt is the €900 million debt principal designated as a net investment hedge.

The remaining time to maturity as of December 31, 2023 is within 36 months for all forward currency contracts designated as cash flow hedges and generally less than one year for all non-designated forward currency contracts. The forward currency contracts designated as net investment hedges generally mature between one and two years. The euro-denominated debt principal designated as a net investment hedge has a contractual maturity of December 1, 2027.

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

	Effect of Hedging Relationships on Accumulated Other Comprehensive Income
	Amount Recognized in OCI on Hedges			Consolidated Statements of Operations(1)		Amount Reclassified from AOCI into Earnings
(in millions)	Pre-Tax Gain (Loss)	Tax Benefit (Expense)	Gain (Loss) Net of Tax	Location of Amount Reclassified and Total Amount of Line Item		Pre-Tax (Gain) Loss	Tax (Benefit) Expense	(Gain) Loss Net of Tax
Year Ended December 31, 2023
Forward currency contracts
Cash flow hedges	$81	$(18)	$63	Cost of products sold	$4,345	$(235)	$53	$(182)
Net investment hedges(2)	32	(7)	25	Interest expense	265	(10)	2	(8)
Foreign currency-denominated debt
Net investment hedges(3)	(34)	8	(27)	Other, net	93	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	265	3	(1)	2
Year Ended December 31, 2022
Forward currency contracts
Cash flow hedges	$276	$(62)	$214	Cost of products sold	$3,956	$(209)	$47	$(162)
Net investment hedges(2)	41	(10)	32	Interest expense	470	(10)	2	(8)
Foreign currency-denominated debt
Net investment hedges(3)	61	(14)	47	Other, net	38	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	470	16	(4)	13
Year Ended December 31, 2021
Forward currency contracts
Cash flow hedges	$268	$(60)	$208	Cost of products sold	$3,711	$(54)	$12	$(42)
Net investment hedges(2)	56	(13)	43	Interest expense	341	(13)	3	(10)
Foreign currency-denominated debt
Net investment hedges(3)	82	(19)	64	Other, net	(218)	—	—	—
Interest rate derivative contracts
Cash flow hedges	—	—	—	Interest expense	341	5	(1)	4
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

As of December 31, 2023, pre-tax net gains or losses for our derivative instruments designated, or previously designated, as cash flow and net investment hedges under FASB ASC Topic 815 that may be reclassified from AOCI to earnings within the next twelve months are presented below (in millions):

Designated Hedging Instrument	FASB ASC Topic 815 Designation	Location on Consolidated Statements of Operations	Amount of Pre-Tax Gain (Loss) that may be Reclassified to Earnings
Forward currency contracts	Cash flow hedge	Cost of products sold	$152
Forward currency contracts	Net investment hedge	Interest expense	9
Interest rate derivative contracts	Cash flow hedge	Interest expense	(1)

Net gains and losses on currency hedge contracts not designated as hedging instruments offset by net gains and losses from currency transaction exposures are presented below:

(in millions)	Location on Consolidated Statements of Operations	Year Ended December 31,
		2023	2022	2021
Net gain (loss) on currency hedge contracts	Other, net	$3	$(53)	$(16)
Net gain (loss) on currency transaction exposures	Other, net	(44)	21	(12)
Net currency exchange gain (loss)		$(41)	$(31)	$(27)

Fair Value Measurements

FASB ASC Topic 815 requires all derivative and nonderivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative and nonderivative instruments using the framework prescribed by FASB ASC Topic 820, Fair Value Measurements and Disclosures (FASB ASC Topic 820), and considering the estimated amount we would receive or pay to transfer these instruments at the reporting date with respect to current currency exchange rates, interest rates, the creditworthiness of the counterparty for unrealized gain positions and our own creditworthiness for unrealized loss positions. In certain instances, we may utilize financial models to measure fair value of our derivative and nonderivative instruments. In doing so, we use inputs that include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, other observable inputs for the asset or liability and inputs derived principally from, or corroborated by, observable market data by correlation or other means. The following are the balances of our derivative and nonderivative assets and liabilities:

(in millions)	Location on Consolidated Balance Sheets(1)	As of December 31,
		2023	2022
Derivative and Nonderivative Assets:
Designated Hedging Instruments
Forward currency contracts	Other current assets	$140	$196
Forward currency contracts	Other long-term assets	107	149
		246	345
Non-Designated Hedging Instruments
Forward currency contracts	Other current assets	20	36
Total Derivative and Nonderivative Assets		$266	$381

Derivative and Nonderivative Liabilities:
Designated Hedging Instruments
Forward currency contracts	Other current liabilities	$15	$—
Forward currency contracts	Other long-term liabilities	9	1
Foreign currency-denominated debt(2)	Long-term debt	988	952
		1,012	953
Non-Designated Hedging Instruments
Forward currency contracts	Other current liabilities	38	52
Total Derivative and Nonderivative Liabilities		$1,050	$1,005
(1) We classify derivative and nonderivative assets and liabilities as current when the settlement date of the contract is one year or less.
(2) Foreign currency-denominated debt is the €900 million debt principal designated as a net investment hedge. A portion of this notional is subject to de-designation and re-designation based on changes in the underlying hedged item.

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

Assets and liabilities measured at fair value on a recurring basis consist of the following:

	As of
	December 31, 2023				December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds and time deposits	$454	$—	$—	$454	$673	$—	$—	$673
Publicly-held securities	18	—	—	18	2	—	—	2
Hedging instruments	—	266	—	266	—	381	—	381
Licensing arrangements	—	—	77	77	—	—	127	127
	$472	$266	$77	$816	$674	$381	$127	$1,182
Liabilities
Hedging instruments	$—	$1,050	$—	$1,050	$—	$1,005	$—	$1,005
Contingent consideration liability	—	—	404	404	—	—	149	149
Licensing arrangements	—	—	90	90	—	—	159	159
	$—	$1,050	$494	$1,545	$—	$1,005	$308	$1,313

Our investments in money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. These investments are classified as Cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with GAAP and our accounting policies. In addition to $454 million invested in money market funds and time deposits as of December 31, 2023 and $673 million as of December 31, 2022, we held $411 million in interest-bearing and non-interest-bearing bank accounts as of December 31, 2023 and $256 million as of December 31, 2022.

Our recurring fair value measurements using Level 3 inputs include those related to our contingent consideration liability. Refer to Note B – Acquisitions and Strategic Investments for a discussion of the changes in the fair value of our contingent consideration liability.

In addition, our recurring fair value measurements using Level 3 inputs related to our licensing arrangements, including the contractual right to receive future royalty payments related to the Zytiga™ Drug. We own the contractual right to receive 50 percent of the future Zytiga Drug royalty payments from the licensee and remit such payments to the inventors associated with the intellectual property. We recognized a financial asset and associated liability for our licensing arrangements at fair value in our consolidated balance sheets using the fair value option in accordance with FASB ASC Topic 825, Financial Instruments. We elected the fair value option to measure the financial asset and associated liability as it provides for consistency and comparability of these financial instruments with others. Royalty payments we receive reduce the fair value of the financial asset and are presented within Proceeds from royalty rights, and payments we remit to inventors reduce the fair value of the financial liability and are presented within Payments for royalty rights within our consolidated statements of cash flows. We sold our right to receive and retain the other 50 percent of the future royalty payments in 2019 for an upfront cash payment, which we accounted for as a secured borrowing in accordance with FASB ASC Topic 860, Transfers and Servicing (FASB ASC Topic 860). Although we sold these rights, we continue to recognize at fair value the future royalty payments as a financial asset and associated liability. Royalty payments associated with the rights we sold no longer impact our cash flows, and we present this activity as Non-cash impact of transferred royalty rights in the supplemental information to our consolidated statements of cash flows. We reduce the fair value of the financial asset and associated liability when such non-cash activity occurs.

We record the fair value of the financial asset and associated liability using a discounted cash flow approach considering the probability-weighted expected future cash flows to be generated by the royalty stream. The fair value of the financial liability also considers the related contractual provisions that govern our payment obligations. Significant increases or decreases in projected cash flows of the royalty stream and the related contractual provisions that govern our payment obligations, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement of the licensing arrangements' financial asset and liability as of December 31, 2023. However, increases or decreases in the financial asset would be offset by increases or decreases in the financial liability, other than for timing of receipt and remittance; as such our earnings are not subject to material gains and losses from the licensing arrangement.

The recurring Level 3 fair value measurements of our licensing arrangements recognized in our consolidated balance sheets as of December 31, 2023 include the following significant unobservable inputs:

Licensing Arrangements	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range			Weighted Average(1)
Financial Asset	$77 million	Discounted Cash Flow	Discount Rate	15%			15%
			Projected Year of Payment	2024	-	2025	2024
Financial Liability	$90 million	Discounted Cash Flow	Discount Rate	12%	-	15%	13%
			Projected Year of Payment	2024	-	2026	2025
(1) Unobservable inputs relate to a single financial asset and liability. As such, unobservable inputs were not weighted by the relative fair value of the instruments. For projected year of payment, the amount represents the median of the inputs and is not a weighted average.

Changes in the fair value of our licensing arrangements' financial asset were as follows:

(in millions)
Balance as of December 31, 2021	$246
Proceeds from royalty rights	(141)
Fair value adjustment (expense) benefit	22
Balance as of December 31, 2022	$127
Proceeds from royalty rights	(61)
Fair value adjustment (expense) benefit	11
Balance as of December 31, 2023	$77

Changes in the fair value of our licensing arrangements' financial liability were as follows:

(in millions)
Balance as of December 31, 2021	$281
Payments for royalty rights	(145)
Fair value adjustment expense (benefit)	23
Balance as of December 31, 2022	$159
Payments for royalty rights	(80)
Fair value adjustment expense (benefit)	12
Balance as of December 31, 2023	$90

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

The fair value of our outstanding debt obligations, excluding finance leases, was $8.735 billion as of December 31, 2023 and $8.203 billion as of December 31, 2022. We determined fair value by using quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy, and face value for commercial paper, term loans and credit facility borrowings outstanding. Refer to Note E – Contractual Obligations and Commitments for a discussion of our debt obligations.

NOTE E – CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Borrowings and Credit Arrangements

We had total debt outstanding of $9.102 billion as of December 31, 2023 and $8.935 billion as of December 31, 2022, with current maturities of $531 million as of December 31, 2023 and $20 million as of December 31, 2022. The debt maturity schedule for our long-term debt obligations is presented below:

	Issuance Date	Maturity Date	As of December 31,		Coupon Rate(1)
(in millions, except interest rates)			2023	2022
March 2024 Notes	February 2019	March 2024	—	504	3.450%
March 2025 Senior Notes(3)	March 2022	March 2025	1,105	1,067	0.750%
June 2025 Senior Notes	May 2020	June 2025	500	500	1.900%
March 2026 Senior Notes	February 2019	March 2026	255	255	3.750%
December 2027 Senior Notes(3)	November 2019	December 2027	995	960	0.625%
March 2028 Senior Notes(3)	March 2022	March 2028	829	800	1.375%
March 2028 Senior Notes	February 2018	March 2028	344	344	4.000%
March 2029 Senior Notes	February 2019	March 2029	272	272	4.000%
June 2030 Senior Notes	May 2020	June 2030	1,200	1,200	2.650%
March 2031 Senior Notes(3)	March 2022	March 2031	829	800	1.625%
March 2034 Senior Notes(3)	March 2022	March 2034	553	534	1.875%
November 2035 Senior Notes(2)	November 2005	November 2035	350	350	6.500%
March 2039 Senior Notes	February 2019	March 2039	450	450	4.550%
January 2040 Senior Notes	December 2009	January 2040	300	300	7.375%
March 2049 Senior Notes	February 2019	March 2049	650	650	4.700%
Unamortized Debt Issuance Discount and Deferred Financing Costs		2024 - 2049	(65)	(76)
Finance Lease Obligation		Various	5	5
Long-term debt			$8,571	$8,915
(1) Coupon rates are semi-annual, except for the euro-denominated notes, which bear an annual coupon.
(2) Corporate credit rating improvements may result in a decrease in the adjusted interest rate on our November 2035 Notes to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2035 Notes will be permanently reinstated to the issuance rate of 6.25% if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.
(3) These notes are euro-denominated and presented in U.S. dollars based on the exchange rate in effect as of December 31, 2023 and 2022, respectively.

Contractual maturities of our long-term debt outstanding as of December 31, 2023 are as follows (in millions):

Fiscal Year
2025	1,605
2026	255
2027	995
2028	1,173
Thereafter	4,604

Revolving Credit Facility

On May 10, 2021, we entered into a $2.750 billion revolving credit facility (2021 Revolving Credit Facility) with a global syndicate of commercial banks, initially scheduled to mature on May 10, 2026, with one-year extension options, subject to certain conditions. On March 1, 2023, we entered into an amendment of the 2021 Revolving Credit Facility credit agreement, which provided for an extension of the scheduled maturity date to May 10, 2027 and replaced the London Interbank Offered Rate (LIBOR) with the Secured Overnight Financing Rate (SOFR) as the Eurocurrency Rate for Dollars, including applicable credit spread adjustments and relevant SOFR benchmark provisions, among other things described under Financial Covenant below. This facility provides backing for our commercial paper program, and outstanding commercial paper directly reduces borrowing capacity under the 2021 Revolving Credit Facility. We had no amounts outstanding under the 2021 Revolving Credit Facility as of December 31, 2023 or December 31, 2022.

Financial Covenant

As of December 31, 2023, we were in compliance with the financial covenant required by the 2021 Revolving Credit Facility.

	Covenant Requirement as of December 31, 2023	Actual as of December 31, 2023
Maximum permitted leverage ratio(1)	3.75 times	2.33 times
(1) Ratio of total debt to deemed consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined by the 2021 Revolving Credit Facility credit agreement, as amended.

The 2021 Revolving Credit Facility includes the financial covenant requirement for all of our credit arrangements that we maintain the maximum permitted leverage ratio of 3.75 times for the remaining term. The agreement provides for higher leverage ratios, at our election, for the period following a qualified acquisition, for which consideration exceeds $1.000 billion. In the event of such an acquisition, for the four succeeding quarters immediately following, including the quarter in which the acquisition occurs, the maximum permitted leverage ratio is 4.75 times. It steps down for the fifth, sixth and seventh succeeding quarters to 4.50 times, 4.25 times and 4.00 times, respectively. Thereafter, a maximum leverage ratio of 3.75 times is required through the remaining term of the 2021 Revolving Credit Facility. We have not elected to increase the maximum permitted leverage ratio for qualified acquisitions to date, due to our funding of these acquisitions using cash on hand or commercial paper.

The financial covenant requirement, as amended on March 1, 2023, provides for an exclusion from the calculation of consolidated EBITDA, as defined by the credit agreement, through maturity, of certain charges and expenses. The credit agreement amendment reset the starting date for purposes of calculating such permitted exclusions in each case from March 31, 2021 to December 31, 2022. Permitted exclusions include any non-cash charges and up to $500 million in restructuring charges and restructuring-related expenses related to our current or future restructuring plans. As of December 31, 2023, we had $317 million of the restructuring charge exclusion remaining. In addition, any cash litigation payments (net of any cash litigation receipts), as defined by the agreement, are excluded from the calculation of consolidated EBITDA, as defined by the agreement, provided that the sum of any excluded net cash litigation payments do not exceed $1.000 billion plus all accrued legal liabilities as of December 31, 2022. As of December 31, 2023, we had $1.484 billion of the litigation exclusion remaining.

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

Commercial Paper

Our commercial paper program is backed by the 2021 Revolving Credit Facility. We did not have any commercial paper outstanding as of December 31, 2023 and 2022.

Senior Notes

We had senior notes outstanding of $9.136 billion as of December 31, 2023 and $8.986 billion as of December 31, 2022. Our senior notes were issued in public offerings, are redeemable prior to maturity and are not subject to sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on parity with each other. These notes are effectively junior to liabilities of our subsidiaries (see Other Arrangements below).

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

We used the net proceeds from the Offering to fund the tender offer and early redemption of combined aggregate principal amount of $3.275 billion of certain of our outstanding senior notes, as well as to pay accrued interest, tender premiums, fees and expenses. We recorded associated debt extinguishment net charges of $194 million during the first quarter of 2022 presented in Interest expense within our consolidated statements of operations.

Other Arrangements

We have accounts receivable factoring programs in certain European countries and with commercial banks in China and Japan which include promissory notes discounting programs. We account for our factoring programs as sales under FASB ASC Topic 860. We have no retained interest in the transferred receivables, other than collection and administration, and once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. Amounts de-recognized for accounts and notes receivable, which are excluded from Trade accounts receivable, net in our accompanying consolidated balance sheets, are aggregated by contract denominated currency below (in millions):

	As of December 31, 2023		As of December 31, 2022
Factoring Arrangements	Amount De-recognized	Weighted Average Interest Rate	Amount De-recognized	Weighted Average Interest Rate
Euro denominated	$206	5.1%	$161	2.4%
Yen denominated	214	0.6%	194	0.6%
Renminbi denominated	14	2.9%	13	3.1%

Other Contractual Obligations and Commitments

We had outstanding letters of credit of $174 million as of December 31, 2023 and $135 million as of December 31, 2022, which consisted primarily of bank guarantees and collateral for workers' compensation insurance arrangements. As of December 31, 2023 and December 31, 2022, we had not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets.

As of December 31, 2023, future minimum purchase obligations, relating primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business, were (in millions):

Fiscal Year	Unrecorded Purchase Obligations
2024	$951
2025	283
2026	155
2027	45
2028	31
Thereafter	150
$1,615

We have a supplier financing program offered primarily in the U.S. that enables our suppliers to opt to receive early payment at a nominal discount, while allowing us to lengthen our payment terms and optimize working capital. Our standard payment term in the U.S. is 90 days. All outstanding payables related to the supplier finance program are classified within Accounts Payable within our unaudited consolidated balance sheets and were $152 million as of December 31, 2023 and $129 million as of December 31, 2022.

NOTE F – LEASES

We have operating and finance leases for real estate including corporate offices, land, warehouse space, and vehicles and certain equipment. Leases with an initial term of 12 months or less are generally not recorded on the balance sheet, unless the arrangement includes an option to purchase the underlying asset, or an option to renew the arrangement, that we are reasonably certain to exercise (short-term leases). We recognize lease expense on a straight-line basis over the lease term for short-term leases that we do not record on our balance sheet. If there is a change in our assessment of the lease term and, as a result, the remaining lease term extends more than 12 months from the end of the previously determined lease term, or we subsequently become reasonably certain that we will exercise an option to purchase the underlying asset, the lease no longer meets the definition of a short-term lease and is accounted for as either an operating or finance lease and recognized on the balance sheet. In accordance with FASB ASC Topic 842, we account for the lease components and the non-lease components as a single lease component, with the exception of our warehouse leases. Our leases have remaining lease terms of less than 1 year to approximately 53 years, some of which may include options to extend the leases for up to 10 years. If we are reasonably certain we will exercise an option to extend the lease, the time period covered by the extension option is included in the lease term.

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

Our operating lease right-of-use assets are presented within Other long-term assets and corresponding liabilities are presented within Other current liabilities and Other long-term liabilities on our consolidated balance sheets. Refer to Note E – Contractual Obligations and Commitments for information regarding our finance leases. As of December 31, 2023, we have entered into two leases for additional office, warehouse and lab space which have not yet commenced. These facilities are currently under construction. We do not control the building during construction and are thus not deemed to be the owner during construction. Total estimated undiscounted future lease payments are approximately $500 million, which includes a buyout option exercisable once construction is complete which we are reasonably certain to exercise with respect to one of the leases. These leases will commence at the end of 2024 and second half of 2025 with noncancellable lease terms ranging from 20 to 25 years.

The following table presents supplemental balance sheet information related to our operating leases:

	As of December 31,
(in millions)	2023	2022
Assets
Operating lease right-of-use assets in Other long-term assets	$439	$386
Liabilities
Operating lease liabilities in Other current liabilities	76	61
Operating lease liabilities in Other long-term liabilities	390	347

The following table presents the weighted average remaining lease term and discount rate information related to our operating leases:

	As of December 31,
	2023	2022
Weighted average remaining lease term	9 years	10 years
Weighted average discount rate	4.5%	3.3%

Our operating lease cost under FASB ASC Topic 842 was $96 million in 2023, $91 million in 2022 and $90 million in 2021.

The following table presents supplemental cash flow information related to our operating leases:

	Year Ended December 31,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$93	$91

Right-of-use assets obtained in exchange for operating lease obligations were $123 million and $43 million for the years ended December 31, 2023 and 2022, respectively.

The following table presents the maturities of our operating lease liabilities as of December 31, 2023 (in millions):

Fiscal year	Operating Leases (1)
2024	$89
2025	78
2026	65
2027	49
2028	41
Thereafter	217
Total future minimum operating lease payments	539
Less: imputed interest	(74)
Present value of operating lease liabilities	$466
(1) Excludes expected lease payments for lease terms that have not yet commenced.
NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

Components of selected captions in our accompanying consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of December 31,
(in millions)	2023	2022
Trade accounts receivable	$2,338	$2,079
Allowance for credit losses	(110)	(109)
	$2,228	$1,970

The following is a rollforward of our Allowance for credit losses:

	Year Ended December 31,
(in millions)	2023	2022	2021
Beginning balance	$109	$108	$105
Credit loss expense	50	35	28
Write-offs	(48)	(35)	(25)
Ending balance	$110	$109	$108

Inventories

	As of December 31,
(in millions)	2023	2022
Finished goods	$1,537	$1,171
Work-in-process	174	147
Raw materials	773	548
	$2,484	$1,867

Approximately 22 percent of our finished goods inventory as of December 31, 2023 and approximately 27 percent as of December 31, 2022 was at customer locations pursuant to consignment arrangements or held by sales representatives.

Other current assets

	As of December 31,
(in millions)	2023	2022
Restricted cash and restricted cash equivalents	$130	$149
Derivative assets	159	232
Licensing arrangements	47	60
Other	285	290
	$621	$731

Property, plant and equipment, net

	As of December 31,
(in millions)	2023	2022
Land	$140	$137
Buildings and improvements	1,843	1,695
Equipment, furniture and fixtures	3,503	3,297
Capital in progress	857	598
	6,343	5,728
Less: accumulated depreciation	3,484	3,282
	$2,859	$2,446

Depreciation expense was $367 million in 2023, $333 million in 2022 and $352 million in 2021.

Other long-term assets

	As of December 31,
(in millions)	2023	2022
Restricted cash equivalents	$60	$48
Operating lease right-of-use assets	439	386
Derivative assets	107	149
Investments	413	407
Licensing arrangements	30	67
Indemnification asset	176	172
Other	306	271
	$1,531	$1,500

Accrued expenses

	As of December 31,
(in millions)	2023	2022
Legal reserves	$206	$231
Payroll and related liabilities	1,051	830
Rebates	389	352
Contingent consideration	304	74
Other	696	674
	$2,646	$2,160

Other current liabilities

	As of December 31,
(in millions)	2023	2022
Deferred revenue	$266	$220
Licensing arrangements	49	79
Taxes payable	220	232
Other	278	230
	$814	$761

Other long-term liabilities

	As of December 31,
(in millions)	2023	2022
Accrued income taxes	$470	$597
Legal reserves	172	212
Contingent consideration	100	75
Licensing arrangements	41	80
Operating lease liabilities	390	347
Deferred revenue	311	289
Other	484	434
	$1,967	$2,035

NOTE H – INCOME TAXES

Our Income (loss) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Domestic	$(394)	$(1,119)	$(648)
Foreign	2,379	2,260	1,724
	$1,985	$1,141	$1,076

The related expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current
Federal	$189	$51	$18
State	15	19	33
Foreign	116	381	127
	320	451	178

Deferred
Federal	(82)	(92)	(256)
State	(22)	(32)	(3)
Foreign	176	117	117
	73	(7)	(142)
	$393	$443	$36

The reconciliation of income taxes at the federal statutory rate to the actual expense (benefit) for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021

U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.7%	0.7%	2.5%
Domestic taxes on foreign earnings	6.9%	15.3%	6.8%
Effect of foreign taxes	(15.3)%	(3.8)%	(14.3)%
Acquisition-related	2.2%	4.4%	(8.1)%
Research credit	(2.9)%	(4.5)%	(3.0)%
Valuation allowance	7.5%	(1.3)%	0.8%
Compensation-related	0.5%	0.6%	(0.6)%
Non-deductible expenses	0.4%	0.4%	0.4%
Uncertain tax positions	(0.5)%	7.7%	1.2%
Return to provision	(0.1)%	(2.1)%	(5.7)%
Change in tax rates	(0.6)%	(0.2)%	1.9%
Other, net	—%	0.7%	0.4%
	19.8%	38.9%	3.3%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2023	2022
Deferred Tax Assets:
Inventory costs and related reserves	$30	$19
Tax benefit of net operating losses and credits	744	511
Reserves and accruals	305	304
Restructuring-related charges	14	6
Litigation and product liability reserves	88	103
Investment write-down	58	38
Compensation related	154	136
Federal benefit of uncertain tax positions	11	9
Intangible assets	3,394	3,668
Capitalized R&D	232	160
Property, plant and equipment	—	2
	5,029	4,954
Less: valuation allowance	(1,220)	(1,004)
	3,809	3,950
Deferred Tax Liabilities:
Property, plant and equipment	24	—
Unrealized gains and losses on derivative financial instruments	66	117
Other	12	34
	102	151
Net Deferred Tax Assets	3,707	3,799
Prepaid on intercompany profit	315	264
Net Deferred Tax Assets and Prepaid on Intercompany Profit	$4,022	$4,062

Our deferred tax assets, deferred tax liabilities and prepaid on intercompany profit are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location on Consolidated Balance Sheets	As of December 31,
Component		2023	2022
Prepaid on intercompany profit	Prepaid income taxes	$315	$264
Non-current deferred tax asset	Deferred tax assets	3,841	3,942
Deferred Tax Assets and Prepaid on Intercompany Profit		4,157	4,206

Non-current deferred tax liability	Deferred tax liabilities	134	144
Deferred Tax Liabilities		134	144

Net Deferred Tax Assets and Prepaid on Intercompany Profit		$4,022	$4,062

As of December 31, 2023 and 2022, we had U.S. federal and state tax net operating loss carryforwards and tax credits, the tax effect of which was $540 million and $464 million, respectively. In addition, we had foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $203 million as of December 31, 2023, and $47 million as of December 31, 2022. These tax attributes expire periodically beginning in 2024.

After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of our deferred tax assets will not be realized. As a result, we recorded a valuation allowance of $1.220 billion as of December 31, 2023, and $1.004 billion as of December 31, 2022. The increase in the valuation allowance as of December 31, 2023, compared to December 31, 2022, is primarily due to establishing valuation allowances on certain foreign deferred tax assets, mainly a capital loss carryforward in the UK. The income tax impact of the unrealized gain or loss component of other comprehensive income and stockholders' equity was a benefit of $39 million in 2023, a charge of $56 million in 2022 and a charge of $81 million in 2021.

We obtain tax incentives through Free Trade Zone Regime offered in Costa Rica which allows 100 percent exemption from income tax in the first eight years of operations and 50 percent exemption in the following four years. This tax incentive resulted in income tax savings of $212 million in 2023, $162 million in 2022 and $149 million in 2021. The tax incentive for 100 percent exemption from income tax is expected to expire in 2027, with the 50 percent exemption to expire in 2031. The impact on Net income (loss) per common share - diluted was $0.15 for 2023, $0.11 for 2022 and $0.10 for 2021. We also benefit from tax incentives in Puerto Rico through a Grant of Industrial Tax Exemption (Grant) which applies a reduced tax rate to our taxable profits, resulting in income tax savings of $16 million in 2023, $21 million in 2022 and $27 million in 2021. This Grant expires in 2034, with an option to extend for an additional 15 years. The impact on Net income (loss) per common share - diluted was $0.01 in 2023 and $0.02 in the years 2022 and 2021. Additionally, we benefit from tax incentives in Malaysia which allow a full tax exemption on manufacturing of specific medical device products, which will expire in 2029, with an option to renew for an additional five-year term. This incentive has resulted in income tax savings of $20 million in 2023, $17 million in 2022 and $0 in 2021. The impact on Net income (loss) per common share - diluted was $0.01 in the years 2023 and 2022 and de minimis in 2021.

As of December 31, 2023, we had $467 million of gross unrecognized tax benefits, of which a net $395 million, if recognized, would affect our effective tax rate. As of December 31, 2022, we had $492 million of gross unrecognized tax benefits, of which a net $410 million, if recognized, would affect our effective tax rate. As of December 31, 2021, we had $255 million of gross unrecognized tax benefits, of which a net $177 million, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Beginning Balance	$492	$255	$261
Additions based on positions related to the current year	65	88	8
Additions based on positions related to prior years	67	177	41
Reductions for tax positions of prior years	(114)	(20)	(36)
Settlements with taxing authorities	(14)	(1)	(2)
Statute of limitation expirations	(29)	(8)	(17)
Ending Balance	$467	$492	$255
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2018 and substantially all material state and local income tax matters through 2016. We have concluded substantially all foreign income tax matters through 2015.

In 2023, we received notification from the IRS that the examination of our 2017 and 2018 tax years was resolved. Due to the resolution of these tax years, we recorded a net tax benefit of $44 million to release the reserves related to these years. We paid tax of $16 million to the IRS reflecting the net balance of amounts due for the tax period including an increase to past transition tax installment payments for periods prior to 2023 and interest. The subsequent transition tax payments in 2024 and 2025 will be increased to reflect the final audit settlement.

We recognize interest and penalties related to income taxes as a component of income tax expense. We had $70 million accrued for gross interest and penalties as of December 31, 2023, $77 million as of December 31, 2022, and $43 million as of December 31, 2021. Net tax expense related to interest and penalties was immaterial in 2023, 2022 and 2021.

It is reasonably possible that within the next 12 months we will resolve multiple issues with foreign, federal and state taxing authorities, resulting in a reduction in our balance of unrecognized tax benefits of up to $24 million.

For the year ended December 31, 2017, we were required under the TCJA to calculate a one-time transition tax based on our total post-1986 foreign subsidiaries' earnings and profits (E&P) that we previously deferred from U.S. income taxes. The amount of transition tax remains unchanged at approximately $937 million for both December 31, 2023 and 2022. We anticipate offsetting this liability against existing tax attributes, reducing the required payment to approximately $586 million, which will be remitted over an eight-year period. We have begun remitting the required installment payments, with a balance remaining of $264 million as of December 31, 2023. In addition, we have provided for U.S. state income taxes of $8 million on all U.S. dollar-denominated E&P accumulated through December 31, 2017, which constitutes the preponderance of our foreign subsidiaries' accumulated E&P through December 31, 2017. We intend to indefinitely reinvest the unremitted foreign earnings of all other subsidiaries as of December 31, 2017, as well as all subsequent earnings generated by all of our foreign subsidiaries. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings and additional outside basis difference in these entities is not practicable.

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

In accordance with FASB ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We record certain legal and product liability charges, credits and costs of defense, which we consider to be unusual or infrequent and significant as Litigation-related net charges (credits) within our accompanying consolidated financial statements. All other legal and product liability charges, credits and costs are recorded within Selling, general and administrative expenses within our accompanying consolidated statements of operations.

Our accrual for legal matters that are probable and estimable was $377 million as of December 31, 2023, and $443 million as of December 31, 2022, and includes certain estimated costs of settlement, damages and defense primarily related to product liability cases or claims related to our transvaginal surgical mesh products. A portion of this accrual is already funded through our qualified settlement fund, which is included in restricted cash and restricted cash equivalents in Other current assets of $130 million as of December 31, 2023, and $149 million as of December 31, 2022. Refer to Note A – Significant Accounting Policies and Note G – Supplemental Balance Sheet Information for additional information.

We recorded litigation-related net credits of $111 million in 2023, primarily related to the settlement of offensive patent litigation, and net charges of $173 million in 2022 and $430 million in 2021, primarily related to litigation associated with our transvaginal surgical mesh products, and other legal matters.

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

Patent Litigation

On November 20, 2017, The Board of Regents, University of Texas System and TissueGen. Inc. (collectively, UT), served a lawsuit against us in the Western District of Texas. The complaint against the Company alleges patent infringement of two U.S. patents owned by UT, relating to “Drug Releasing Biodegradable Fiber Implant” and “Drug Releasing Biodegradable Fiber for Delivery of Therapeutics,” and affects the manufacture, use and sale of our Synergy™ Stent System. UT primarily seeks a reasonable royalty. On March 12, 2018, the District Court for the Western District of Texas dismissed the action and transferred it to the United States District Court for the District of Delaware. On September 5, 2019, the Court of Appeals for the Federal Circuit affirmed the dismissal of the District Court for the Western District of Texas. In April 2020, the United States Supreme Court denied the UT’s Petition for Certiorari. UT proceeded with its case against the Company in Delaware. In January 2023, a jury trial was held on the issue of whether the one UT patent still asserted in the case was valid and whether it was infringed by the Company. On January 31, 2023, a jury concluded that UT’s patent was valid and willfully infringed by the Company, and awarded UT $42 million in damages. Following the trial, UT has filed a motion seeking prejudgment interest and enhanced damages. The Company has filed a motion seeking judgment as a matter of law in its favor or alternatively a new trial.

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

We have established a product liability accrual for remaining claims asserted against us associated with our transvaginal surgical mesh products and the costs of defense thereof. We continue to engage in discussions with plaintiffs’ counsel regarding potential resolution of pending cases and claims, which we continue to vigorously contest. The final resolution of the cases and claims is uncertain and could have a material impact on our results of operations, financial condition and/or liquidity. Trials involving our transvaginal surgical mesh products have resulted in both favorable and unfavorable judgments for us. We do not believe that the judgment in any one trial is representative of potential outcomes of all cases or claims related to our transvaginal surgical mesh products.

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

On December 18, 2023, the Company received a Civil Investigative Demand from the DOJ that relates to the provision of peripheral intervention services through office-based labs. The Company is cooperating with the DOJ in responding to the subpoena.

Other Proceedings

On December 4, 2020, Enrique Jevons, individually and on behalf of all others similarly situated, filed a class action complaint against the Company, Michael F. Mahoney and Daniel J. Brennan, stemming from the recall and retirement of the LOTUS Edge™ Aortic Valve System (LOTUS System) in United States District Court for the Eastern District of New York. On December 14, 2020, the parties agreed to transfer the case to the United States District Court for the District of Massachusetts. On December 16, 2020, Mariano Errichiello, individually and on behalf of all others similarly situated, filed a second, materially similar class action complaint against the Company, Michael F. Mahoney, Joseph M. Fitzgerald, and Daniel J. Brennan in the United States District Court for the District of Massachusetts. Subsequently, on March 30, 2021, the Court consolidated the two actions, and appointed Union Asset Management Holding AG as the lead plaintiff. The plaintiffs filed an Amended Complaint in June 2021 that seeks unspecified compensatory damages in favor of the alleged class as well as unspecified equitable relief. The Company filed a Motion to Dismiss in July 2021, which, in December 2022, the Court granted in part and denied in part. On October 23, 2023, the Company reached an agreement in principle with the lead plaintiff to settle the case. The settlement in principle is subject to approval of the Court. The Court granted the motion for preliminary approval of the proposed settlement on December 27, 2023, and scheduled a final approval hearing for April 23, 2024.

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

On February 8, 2021, the Company received a letter from The Vladimir Gusinsky Revocable Trust, a shareholder, demanding that the Company’s Board of Directors conduct an investigation into actions by the Company’s directors and executive officers regarding statements made about the effectiveness and commercial viability of the LOTUS System. The Trust subsequently agreed to stay its demand, pending the outcome of any dispositive motion against the Amended Complaint in the class action complaint described above. The Company received letters on behalf of the Union Excavators Local 731 Pension Fund, Diane Nachbaur, and Frank Tripson, three stockholders of the Company, on July 26, 2021, July 29, 2021, and February 13, 2023, respectively, each demanding access to certain books and records of the Company, pursuant to Section 220 of the Delaware General Corporation Law, regarding the business, operations, effectiveness and commercial viability of the LOTUS system, and related items. On April 7, 2023, Diane Nachbaur filed a shareholder derivative complaint in the United States District Court for the District of Massachusetts against the Company, Michael F. Mahoney, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, David Roux, John E. Sununu, Ellen M. Zane, Joseph M. Fitzgerald, Daniel J. Brennan, Shawn McCarthy, Ian Meredith, Kevin Ballinger, and Susan Vissers Lisa. On May 8, 2023, the Court stayed the case until the conclusion of the consolidated class action case. On October 18, 2023, Frank Tripson filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware against the Company, Michael F. Mahoney, Daniel J. Brennan, Joseph M. Fitzgerald, Shawn McCarthy, Kevin Ballinger, Ian Meredith, Susan Vissers Lisa, Nelda J. Connors, Charles J. Dockendorff, Yoshiaki Fujimori, Donna A. James, Edward J. Ludwig, Stephen P. MacMillan, David Roux, John E. Sununu, and Ellen M. Zane. On December 15, 2023, the Court stayed that case until March 31, 2024.

Matters Concluded Since December 31, 2022

On October 28, 2015, the Company filed suit against Cook Group Limited and Cook Medical LLC (collectively, Cook) in the United States District Court for the District of Delaware (1:15-cv-00980) alleging infringement of certain Company patents regarding Cook’s Instinct™ Endoscopic Hemoclip. The Company was seeking lost profits, a reasonable royalty and a permanent injunction. The case was transferred to the District Court for the Southern District of Indiana. Cook filed Inter Partes Review (IPR) requests with the U.S. Patent and Trademark Office (USPTO) against four then-asserted patents, which resulted in the court staying the case until 2020. All IPRs concluded and confirmed the validity of certain claims of each challenged patent. In February 2023, the District Court issued summary judgment rulings dismissing certain claims and defenses. Trial on the remaining two asserted patents took place in May and June 2023 and the jury found that the Company’s patents were both valid and infringed and awarded the Company $158 million as lost profits. On August 4, 2023, the parties entered into a settlement to resolve all claims, and the case was dismissed on August 22, 2023.

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

On June 1, 2023 (the Mandatory Conversion Date), all outstanding shares of MCPS automatically converted into shares of common stock. The conversion rate for each share of MCPS was 2.3834 shares of common stock. No action by the holders of the MCPS was required in connection with the mandatory conversion. Cash was paid in lieu of fractional shares in accordance with the terms of the MCPS. An aggregate of approximately 24 million shares of common stock, including shares of common stock issued to holders of MCPS that elected to convert prior to the Mandatory Conversion Date, were issued upon conversion of the MCPS. Following the mandatory conversion of the MCPS, there were no outstanding shares of MCPS.

Prior to the Mandatory Conversion Date during 2023, the Audit Committee of our Board of Directors (the Committee), pursuant to authority delegated to such committee by our Board of Directors, declared, and we paid, cash dividends of $28 million, or $1.3750 per MCPS share to holders representing dividend periods through May 2023.

Common Stock

We are authorized to issue 2.000 billion shares of common stock, $0.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by our Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs. Prior to the Mandatory Conversion Date, holders of common stock were junior to holders of MCPS in terms of liquidation preference.

On December 14, 2020, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $1.000 billion of our common stock. We did not repurchase any shares of our common stock during 2023 and had the full amount available under the authorization as of December 31, 2023.

There were approximately 263 million shares in treasury as of December 31, 2023 and 2022.

NOTE K – STOCK INCENTIVE AND PURCHASE PLANS

Employee and Director Stock Incentive Plans

In 2020, our Board of Directors and stockholders approved amendments to our 2011 Long-Term Incentive Plan effective October 1, 2020 (Amended and Restated 2011 LTIP), authorizing for issuance up to 171 million shares of our common stock. The Amended and Restated 2011 LTIP covers officers, directors, employees and consultants and provides for the grant of restricted or unrestricted common stock, restricted stock units (RSUs), options to acquire our common stock, stock appreciation rights, performance awards (market-based and performance-based RSUs) and other stock and non-stock awards. Shares reserved under our current and former stock incentive plans totaled approximately 145 million as of December 31, 2023. The Executive Compensation and Human Resources Committee (the Committee) of the Board of Directors, consisting of independent, non-employee directors may authorize the issuance of common stock and cash awards under the Amended and Restated 2011 LTIP in recognition of the achievement of long-term performance objectives established by the Committee.

Non-qualified options issued to employees are generally granted with an exercise price equal to the market price of our stock on the grant date, vest over a three or four-year service period and have a ten-year contractual life. In the case of qualified options, if the recipient owns more than ten percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards, including restricted stock awards (RSAs) and RSUs issued to employees are generally granted with an exercise price of zero and typically vest in four equal annual installments. These awards represent our commitment to issue shares to recipients after the vesting period. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient.

The following presents the impact of stock-based compensation on our consolidated statements of operations:

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Cost of products sold	$12	$12	$11
Selling, general and administrative expenses	179	167	147
Research and development expenses	42	41	36
	233	220	194
Income tax (benefit) expense	(35)	(32)	(29)
	$198	$188	$165
Net impact per common share - basic	$0.14	$0.13	$0.12
Net impact per common share - assuming dilution	$0.14	$0.13	$0.12

Stock Options

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2023			2022			2021
Options granted (in thousands)	2,934			3,287			3,822
Weighted-average exercise price	$47.43			$44.02			$37.69
Weighted-average grant-date fair value	$16.83			$13.64			$10.77
Black-Scholes Assumptions
Expected volatility	26%			28%			29%
Expected term (in years, weighted)	6.3			6.1			5.9
Risk-free interest rate	3.62%	-	4.75%	1.42%	-	3.87%	0.66%	-	1.20%

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

Information related to stock options under stock incentive plans are as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	23,122	$24
Granted	3,822	38
Exercised	(4,796)	13
Cancelled/forfeited	(699)	26
Outstanding as of December 31, 2021	21,448	$29
Granted	3,287	44
Exercised	(2,745)	17
Cancelled/forfeited	(502)	34
Outstanding as of December 31, 2022	21,489	$32
Granted	2,934	47
Exercised	(3,325)	25
Cancelled/forfeited	(249)	44
Outstanding as of December 31, 2023	20,850	$36	5.8	462
Exercisable as of December 31, 2023	13,532	31	4.5	359
Expected to vest as of December 31, 2023	7,052	44	8.1	99
Total vested and expected to vest as of December 31, 2023	20,584	$36	5.8	$458
The total intrinsic value of stock options exercised was $89 million in 2023, $72 million in 2022 and $137 million in 2021.

Non-Vested Stock

We value RSAs and RSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2020	9,987	$34
Granted	4,240	39
Vested(1)	(3,823)	31
Forfeited	(658)	36
Balance as of December 31, 2021	9,745	$37
Granted	3,854	45
Vested(1)	(3,482)	36
Forfeited	(680)	44
Balance as of December 31, 2022	9,438	$41
Granted	3,958	49
Vested(1)	(3,624)	39
Forfeited	(485)	44
Balance as of December 31, 2023	9,287	$45
(1) The number of shares vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of shares that vested was approximately $171 million in 2023, $150 million in 2022 and $148 million in 2021.

Market-based RSU Awards

During 2023, 2022 and 2021 we granted market-based RSU awards to certain members of our senior management team. The number of shares ultimately issued to the recipient is based on the total stockholder return (TSR) of our common stock as compared to the TSR of the common stock of the other companies in the S&P 500 Health Care Index over a three-year period. The number of RSUs ultimately granted under this program range from 0 percent to 200 percent of the target number awarded to the participant as determined by achievement of the TSR criteria of the program. In addition, in general, award recipients must remain employed by us throughout the three-year period to attain the full amount of the market-based RSUs that satisfied the market performance criteria.

We determined the fair value of the market-based RSU awards to be approximately $13 million for 2023, $12 million for 2022 and $11 million for 2021. We determined these fair values based on Monte Carlo simulations as of the date of grant, utilizing the following assumptions:

	2023	2022	2021
	Awards	Awards	Awards
Stock price on date of grant	$47.28	$44.19	$37.50
Measurement period (in years)	2.9	2.9	2.9
Risk-free rate	4.31%	1.71%	0.20%
We recognize the expense on these awards in our consolidated statements of operations on a straight-line basis over the three-year measurement period.

Organic Net Sales Growth and Free Cash Flow Performance-based RSU Awards

During 2023, we granted organic net sales growth (ONSG) performance-based RSU awards to certain members of our senior management team. The attainment of these performance-based RSUs is based on our organic net sales growth over a three-year performance period beginning January 1, 2023 and ending December 31, 2025 against a target set by the Committee. The number of RSUs ultimately granted under this program range from 0 percent to 200 percent of the target number of performance-based RSUs awarded to the participant as determined by achievement of the performance criteria of the program.

During 2022 and 2021, we granted free-cash flow performance-based RSU awards to certain members of our senior management team. The attainment of these performance-based RSUs is based on our adjusted free cash flow (AFCF) measured against our goal set by the Committee, based on our internal annual financial plan performance for AFCF. AFCF was measured over a one-year performance period beginning January 1st of each year and ending December 31st. The number of RSUs ultimately granted under this program range from 0 percent to 150 percent of the target number of performance-based RSUs awarded to the participant as determined by achievement of the performance criteria of the program. In addition, in general, award recipients must remain employed by us throughout a three-year service period (inclusive of the one-year performance period) to attain the full amount of the performance-based RSUs that satisfied the performance criteria.

The following table presents our assumptions used in determining the fair value of our ONSG and AFCF awards currently expected to vest as of December 31, 2023:

	2023 ONSG	2022 AFCF	2021 AFCF
Fair value, net of forfeitures to date (in millions)	$20	$7	$12
Achievement of target payout(1)	200%	88%	131%
Stock price used in determining fair value	$47.28	$46.27	$42.48
(1) Company's estimate of target payout as of December 31, 2023.

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

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation allows forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock-based award. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of approximately five percent to all unvested stock-based awards as of December 31, 2023, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually or more frequently if there are significant changes in circumstances and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost

We expect to recognize the following future expense for awards outstanding as of December 31, 2023:

	Unrecognized Compensation Cost (in millions) (1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$40
Non-vested stock awards	203
	$243	1.7
(1) Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plan

In May 2022, our stockholders approved an additional 10 million shares that may be issued under our global employee stock purchase plan. Our global employee stock purchase plan provides for the granting of options to purchase up to 60 million shares of our common stock to all eligible employees. Under the global employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2023, there were approximately 9 million shares available for future issuance under the employee stock purchase plan.

Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

	Year Ended December 31,
	2023			2022			2021
Shares issued or to be issued (in thousands)	2,623			2,850			2,578
Range of purchase prices	$39.11	-	$45.51	$31.68	-	$32.31	$29.98	-	$36.11
Expense recognized (in millions)	$29			$28			$24

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period.

NOTE L – WEIGHTED AVERAGE SHARES OUTSTANDING

	Year Ended December 31,
(in millions)	2023	2022	2021
Weighted average shares outstanding - basic	1,453.0	1,430.5	1,422.3
Net effect of common stock equivalents	10.6	9.2	11.5
Weighted average shares outstanding - diluted	1,463.5	1,439.7	1,433.8

The following securities were excluded from the calculation of weighted average shares outstanding - diluted because their effect in the periods presented below would have been antidilutive:

	Year Ended December 31,
(in millions)	2023	2022	2021
Stock options outstanding(1)	0	6	3
MCPS(2)	10	24	24
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

In 2023, 2022 and 2021, the effect of assuming the conversion of MCPS into shares of common stock was anti-dilutive, and therefore excluded from the calculation of earnings per share (EPS). Accordingly, Net income (loss) was reduced by cumulative Preferred stock dividends, as presented in our consolidated statements of operations, for purposes of calculating Net income (loss) attributable to Boston Scientific common stockholders. On June 1, 2023, all outstanding shares of MCPS automatically converted into shares of common stock.

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

A reconciliation of the totals reported for the reportable segments to the applicable line items within our accompanying consolidated statements of operations is as follows (in millions, except percentages). Prior period amounts have been restated at constant currency to conform to the current year presentation.

	Year Ended December 31,
Net sales	2023	2022	2021
MedSurg	$5,320	$4,805	$4,389
Cardiovascular	8,630	7,599	6,721
Total net sales of reportable segments	13,949	12,404	11,109
Other(1)	—	(60)	12
Impact of foreign currency fluctuations	291	338	766
	$14,240	$12,682	$11,888

	Year Ended December 31,
Income (loss) before income taxes	2023	2022	2021
MedSurg	$1,796	$1,458	$1,368
Cardiovascular	2,235	1,748	1,572
Total operating income of reportable segments	4,031	3,206	2,940
Unallocated amounts:
Corporate expenses, including hedging activities and impact of foreign currency fluctuations on operating income of reportable segments	(293)	96	67
Intangible asset impairment charges, acquisition/divestiture-related net charges (credits), restructuring and restructuring-related net charges (credits), certain litigation-related net charges (credits) and EU MDR implementation costs	(567)	(789)	(1,070)
Amortization expense	(828)	(803)	(741)
Other(1)	—	(60)	3
Operating income (loss)	2,343	1,649	1,199
Other income (expense), net	(358)	(508)	(123)
Income (loss) before income taxes	$1,985	$1,141	$1,076
(1)    In 2022, amounts reflect sales reserves established for Italian government payback provisions, which are being disputed in the Italian court system. These amounts were not allocated to our reportable segments or considered by our CODM for resource allocation and decision-making purposes. In 2021, amounts relate to our Specialty Pharmaceuticals business. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments

Operating income of reportable segments as a percentage of net sales of reportable segments	Year Ended December 31,
	2023	2022	2021
MedSurg	33.8%	30.3%	31.2%
Cardiovascular	25.9%	23.0%	23.4%

	Year Ended December 31,
Depreciation expense	2023	2022	2021
MedSurg	$103	$88	$91
Cardiovascular	263	245	261
Consolidated depreciation expense	$367	$333	$352

	As of December 31,
Total assets	2023	2022
MedSurg	$2,888	$2,501
Cardiovascular	5,988	5,205
Total assets of reportable segments	8,876	7,706
Goodwill	14,387	12,920
Other intangible assets, net	6,003	5,902
All other corporate assets	5,869	5,941
	$35,136	$32,469

	As of December 31,
Long-lived assets	2023	2022
U.S.	$1,300	$1,241
Ireland	598	478
Costa Rica	373	246
Other countries	587	481
Property, plant and equipment, net	2,859	2,446
Goodwill	14,387	12,920
Other intangible assets, net	6,003	5,902
Operating lease right-of-use assets in Other long-term assets	439	386
	$23,688	$21,653

NOTE N – REVENUE

We generate revenue primarily from the sale of single-use medical devices and present revenue net of sales taxes within our consolidated statements of operations. Our business structure is organized into five operating segments. The following tables disaggregate our revenue from contracts with customers by business unit and geographic region (in millions). Generally, we allocate revenue from contracts with customers to geographic regions based on the location where the sale originated.

	Year Ended December 31,
	2023			2022			2021
Businesses	U.S.	Int'l	Total	U.S.	Int'l	Total	U.S.	Int'l	Total
Endoscopy	$1,511	$970	$2,482	$1,341	$880	$2,221	1,222	$919	$2,141
Urology	1,369	595	1,964	1,257	516	1,773	1,120	463	1,583
Neuromodulation	736	240	976	715	202	917	713	196	909
MedSurg	3,617	1,805	5,422	3,312	1,599	4,911	3,055	1,578	4,633
Interventional Cardiology Therapies	743	1,674	2,417	744	1,485	2,228	778	1,431	2,209
Watchman	1,155	119	1,274	915	103	1,019	729	100	829
Cardiac Rhythm Management	1,405	813	2,218	1,337	763	2,100	1,214	805	2,019
Electrophysiology	370	430	800	275	310	585	128	237	365
Cardiology	3,673	3,036	6,709	3,271	2,662	5,932	2,850	2,572	5,422
Peripheral Interventions	1,135	975	2,110	1,048	850	1,899	996	824	1,820
Cardiovascular	4,808	4,011	8,819	4,319	3,512	7,831	3,846	3,396	7,242
Other[1]	—	—	—	—	—	(60)	10	4	13
Total Net Sales	$8,425	$5,816	$14,240	$7,632	$5,111	$12,682	$6,911	$4,978	$11,888
(1)    In 2022, amounts reflect sales reserves established for Italian government payback provisions, which are being disputed in the Italian court system. These amounts were not allocated to our reportable segments or considered by our CODM for resource allocation and decision-making purposes. In 2021, amounts relate to our Specialty Pharmaceuticals business. On March 1, 2021, we completed the divestiture of the Specialty Pharmaceuticals business. Prior to the divestiture, we presented the Specialty Pharmaceuticals business as a standalone operating segment alongside our reportable segments. Specialty Pharmaceuticals net sales were substantially U.S. based.

Refer to Note M – Segment Reporting for information on our reportable segments.

	Year Ended December 31,
Geographic Regions	2023	2022	2021
U.S.	$8,425	$7,632	$6,901
Europe, Middle East and Africa	2,856	2,526	2,518
Asia-Pacific	2,400	2,116	2,070
Latin America and Canada	560	469	386
Other[1]	—	(60)	13
Total Net Sales	$14,240	$12,682	$11,888

Emerging Markets(2)	$2,310	$1,968	$1,656
(2) Periodically, we assess our list of Emerging Markets countries, and effective January 1, 2023, modified our list to include all countries except the United States, Western and Central Europe, Japan, Australia, New Zealand and Canada. We have revised prior period amounts to conform to the current year's presentation.

Deferred Revenue

Contract liabilities are classified within Other current liabilities and Other long-term liabilities within our accompanying consolidated balance sheets. Our deferred revenue balance was $577 million as of December 31, 2023 and $509 million as of December 31, 2022. Our contract liabilities are primarily composed of deferred revenue related to the LATITUDE™ Patient Management System within our Cardiology business, for which revenue is recognized over the average service period based on device and patient longevity. Our contract liabilities also include deferred revenue related to the LUX-Dx™ Insertable Cardiac Monitor system, also within our Cardiology business, for which revenue is recognized over the average service period based on device longevity and usage. We recognized revenue of $213 million in 2023 that was included in the above contract liability balance as of December 31, 2022. We have elected not to disclose the transaction price allocated to unsatisfied performance obligations when the original expected contract duration is one year or less. In addition, we have not identified material unfulfilled performance obligations for which revenue is not currently deferred.

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

NOTE O – CHANGES IN OTHER COMPREHENSIVE INCOME

The following table provides the reclassifications out of Other comprehensive income, net of tax attributable to Boston Scientific common stockholders:

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2022	$(1)	$269	$1	$269
Other comprehensive income (loss) before reclassifications	(87)	63	(10)	(34)
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(178)	1	(185)
Total other comprehensive income (loss)	(95)	(115)	(9)	(219)
Balance as of December 31, 2023	$(96)	$154	$(8)	$49

(in millions)	Foreign Currency Translation Adjustments	Net Change in Derivative Financial Instruments	Net Change in Defined Benefit Pensions and Other Items	Total
Balance as of December 31, 2021	$93	$206	$(36)	$263
Other comprehensive income (loss) before reclassifications	(86)	214	36	163
(Income) loss amounts reclassified from accumulated other comprehensive income	(8)	(150)	1	(157)
Total other comprehensive income (loss)	(94)	63	37	6
Balance as of December 31, 2022	$(1)	$269	$1	$269

Refer to Note D – Hedging Activities and Fair Value Measurements for further detail on our net investment hedges recorded in Foreign currency translation adjustment and our cash flow hedges recorded in Net change in derivative financial instruments.

The gains and losses on defined benefit and pension items before reclassifications and gains and losses on defined benefit and pension items reclassified from Accumulated other comprehensive income (loss), net of tax were reduced by income tax impacts of approximately $5 million in 2023 and approximately $6 million in 2022.

NOTE P – NEW ACCOUNTING PRONOUNCEMENTS

Periodically, new accounting pronouncements are issued by the FASB or other standard setting bodies. Recently issued standards typically do not require adoption until a future effective date. Prior to their effective date, we evaluate the pronouncements to determine the potential effects of adoption on our consolidated financial statements. During 2023, we implemented the following standards, none of which had a material impact on our financial position or results of operations.

ASC Update No. 2022-01

ASC Update No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Update No. 2022-01 expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method, among other updates to these methods. We adopted Update No. 2022-01 on a prospective basis.

ASC Update No. 2022-02

ASC Update No. 2022-02, Financial Instruments- Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures makes amendments related to troubled debt restructurings for entities that have adopted Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as well as amendments related to vintage disclosures for entities with investments in financing receivables that have adopted Update No. 2016-13. We adopted Update No. 2022-02 on a prospective basis.

ASC Update No. 2022-04

ASC Update No. 2022-04, Liabilities— Supplier Finance Programs (Subtopic 405-50) enhances the transparency of supplier finance programs by requiring that a buyer in a supplier finance program disclose sufficient qualitative and quantitative information about the program to allow a user of financial statements to understand the program's nature, activity during the period, changes from period to period, and potential magnitude. We adopted Update No. 2022-04 on a retrospective basis to each period in which a balance sheet is presented, except for the amendment on roll forward information, which we will apply prospectively beginning January 1, 2024.

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

In November 2023, the FASB issued ASC Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Update No. 2023-07 requires disclosure, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss in addition to disclosure of amounts for other segment items and a description of its composition. Update No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We do not expect the adoption to have a material impact on our financial position or results of operations.

In December 2023, the FASB issued ASC Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Update No. 2023-09 aims to enhance the transparency and decision usefulness of income tax disclosures. Update No. 2023-09 modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state, and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. Update No. 2023-09 is effective for fiscal years beginning after December 15, 2024. We expect to adopt Update No. 2023-09 prospectively. We are currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

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

We use a December 31 measurement date for these plans and record the net unfunded and underfunded portion as a liability within non-current liabilities, with the current portion within accrued expenses, on the consolidated balance sheets, recognizing changes primarily through OCI. As of December 31, 2023 and 2022, the funded status of our plans were unfunded or underfunded in aggregate. The outstanding obligation is as follows:

	As of December 31, 2023
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$54	$59	$—	$59
Other International Retirement Plans	145	159	101	58
	$199	$218	$101	$117

	As of December 31, 2022
(in millions)	Accumulated Benefit Obligation (ABO)	Projected Benefit Obligation (PBO)	Fair value of Plan Assets	Unfunded/Underfunded PBO Recognized
Domestic Retirement Plans	$50	$55	$—	$55
Other International Retirement Plans	140	152	101	51
	$190	$207	$101	$105

A reconciliation of the changes in the PBO for our retirement plans is as follows:

	Year Ended December 31,
(in millions)	2023	2022
Beginning obligations	$207	$502
Service costs	10	13
Interest costs	7	3
Actuarial (gain) loss	(4)	(54)
Plan curtailments/settlements	(0)	(191)
Plan amendments and assumption changes	6	(25)
Benefits paid	(10)	(6)
Impact of foreign currency fluctuations	3	(37)
Ending obligation	$218	$207

The critical assumptions associated with our employee retirement plans for 2023 are as follows:

	Weighted Average Discount Rate	Weighted Average Expected Return	Weighted Average Rate of Compensation Increase(1)

Domestic Retirement Plans	4.89%	n/a	2.00%
Other International Retirement Plans	2.85%	2.66%	3.00%
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

A reconciliation of the changes in the fair value of plan assets for our funded retirement plans is as follows:

	Year Ended December 31,
(in millions)	2023	2022
Beginning fair value	$101	$336
Actual return on plan assets	(1)	(2)
Employer contributions	11	16
Participant contributions	1	1
Plan curtailments/settlements	(0)	(185)
Actuarial gain (loss)	(0)	(25)
Benefits paid	(10)	(9)
Impact of foreign currency fluctuations	0	(32)
Ending fair value	$101	$101

For our defined benefit plans, we base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which benefits will be paid. The rate of compensation increase is based on historical and expected rate increases. We base our rate of expected return on plan assets on historical experience, our investment guidelines and expectations for long-term rates of return. Our assets are invested in a variety of securities, primarily equity securities and government bonds. These securities are considered Level 1 and Level 2 investments.

Expected benefit payments are estimated based on the same assumptions used in determining our benefit obligation as of December 31, 2023. Actual benefit payments will depend on future employment and compensation, average years employed and average life spans, in addition to other factors. Changes in any of these factors could significantly impact these estimated future benefit payments. Benefit payments expected to be paid during the next ten years for our Domestic Retirement Plans and our Other International Retirement Plans are as follows:

(in millions)	Post Retirement Benefits
2024	$16
2025	13
2026	14
2027	15
2028	15
2029 - 2033	73

Defined Contribution Plan

We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match 200 percent of employee elective deferrals for the first two percent of employee eligible compensation and 50 percent of employee elective deferrals greater than two percent, but not exceeding six percent, of employee eligible compensation. Total expense for our matching contributions to the plan was $135 million in 2023, $123 million in 2022 and $118 million in 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (CEO) and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2023, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting
Management’s annual report on our internal control over financial reporting is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of Ernst & Young LLP on our internal control over financial reporting is included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

During 2022, we began a multi-year implementation of a new global enterprise resource planning (ERP) system, which will replace our existing system. The implementation is expected to occur in phases over the next several years. The portion of the transition to the new ERP system which we have completed to date resulted in changes in our internal control over financial reporting during the year ended December 31, 2023. As future phases are implemented, we expect the changes to have a material impact on our internal controls over financial reporting and we will evaluate whether these process changes necessitate further changes in the design of and testing for effectiveness of internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 6, 2023, John Bradley Sorenson, our Executive Vice President, Global Operations, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Sorenson’s plan covers the sale of 33,938 shares of our common stock to be acquired upon the exercise of stock options. Transactions under Mr. Sorenson’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Sorenson’s plan will terminate on the earlier of December 31, 2024 or the date all shares subject to the plan have been sold.

On November 17, 2023, Wendy Carruthers, our Executive Vice President, Human Resources, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Ms. Carruthers’ plan covers the sale of 76,113 shares of our common stock, including 46,893 shares to be acquired upon the exercise of stock options. Transactions under Ms. Carruthers’ plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Ms. Carruthers’ plan will terminate on the earlier of December 31, 2024 or the date all shares subject to the plan have been sold.

On November 22, 2023, Arthur Butcher, our Executive Vice President and Group President, MedSurg and Asia Pacific, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). Mr. Butcher’s plan covers the sale of up to 77,687 shares of our common stock, including up to 54,514 shares to be acquired upon determination and/or vesting of performance share units and restricted share units, and 16,742 shares to be acquired upon the exercise of stock options. Transactions under Mr. Butcher’s plan are based upon pre-established dates and stock price thresholds and will only occur upon the expiration of the applicable mandatory cooling-off period. Mr. Butcher’s plan will terminate on the earlier of January 31, 2025 or the date all shares subject to the plan have been sold.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, New York, NY, (PCAOB ID 42).
The information required by this Item is set forth in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2023 and is incorporated into this Annual Report on Form 10-K by reference.

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

2.1
Agreement and Plan of Merger, dated as of January 8, 2024, among the Company, Sadie Merger Sub, Inc. and Axonics, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 8, 2024, File No. 1-11083).

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

3.4
Certificate of Elimination relating to the 5.50% Mandatory Preferred Stock, Series A of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 3, 2023, File No. 1-11083).

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

4.6
Second Supplemental Indenture dated as of April 21, 2006 between the Company and The Bank of New York Mellon Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association, as Trustee (incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed on April 26, 2006, File No. 1-11083).

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

10.7
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2000 Long Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on December 10, 2004, File No. 1-11083).#

10.8
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed August 7, 2012, File No. 1-11083).#

10.9
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (incorporated herein by reference to Exhibits 10.1 and 10.4 to the Company's Current Reports on Form 8-K filed on July 5, 2005 and December 22, 2008, respectively, File No. 1-11083).#

10.10
Form of Trust under the Boston Scientific Corporation Excess Benefit Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2005, File No. 1-11083).#

10.11	Boston Scientific Corporation Deferred Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2010, File No. 1-11083).#

10.12
Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective January 1, 2011 (incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for year ended December 31, 2010, as filed February 17, 2011, File No. 1-11083).#

10.13
Form of First Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, as amended and restated (incorporated herein by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.14
Form of Second Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, as amended and restated, (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, File No. 1-11083).#

10.15
Form of Third Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, as amended and restated (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 6, 2012, File No. 1-11083).#

10.16
Boston Scientific Corporation 2011 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.17
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2003 and 2011 Long-Term Incentive Plans (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 1-11083).#

10.18
Form of Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 19, 2011, File No. 1-11083).#

10.19
Form of Amendment, dated February 14, 2012, to Offer Letter dated September 6, 2011 between the Company and Michael F. Mahoney, as supplemented September 13, 2011 (incorporated herein by reference to Exhibit 10.100 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 17, 2012, File No. 1-11083).#

10.20
Form of Offer Letter by and between the Company and Joseph M. Fitzgerald dated February 27, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed on May 6, 2015, File No. 1-11083). #

10.21
Boston Scientific Deferred Compensation Option Program (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed on August 27, 2002, File No. 333-98755).#

10.22
Boston Scientific Corporation Domestic Relocation Policy Tier 5 Executive Officer Homeowner, effective January 2007 and updated July 2012 (incorporated herein by reference to Exhibit 10.118 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 22, 2013, File No. 1-11083).#

10.23
Form of Letter to Key Management Personnel re: Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 6, 2013, File No. 1-11083).#

10.24
Form of Offer Letter by and between the Company and Daniel J. Brennan, dated October 22, 2013 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 24, 2013 File No. 1-11083).#

10.25
Form of Long-Term Incentive Plan Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, File No. 1-11083).#

10.26
Boston Scientific Corporation U.S. Severance Plan for Exempt Employees, as amended and restated, effective August 1, 2013 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 7, 2013, File No. 1-11083).#

10.27
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 31, 2008, File No. 1-11083).#

10.28
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2014 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 5, 2013, File No. 1-11083).#

10.29
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended and restated, effective July 1, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed on August 6, 2014, File No. 1-11083). #

10.30*	Boston Scientific Corporation Executive Retirement Plan, as amended and restated effective June 1, 2022. #

10.31
Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.32
Form of Restricted Stock Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.33
Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.34
First Amendment to Boston Scientific Corporation Deferred Bonus Plan, effective January 1, 2015 (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014, File No. 1-11083). #

10.35
Form of 2016 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 4, 2016, File No. 1-11083). #

10.36
Form of 2017 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 3, 2017, File No. 1-11083).#

10.37
Second Amended and Restated Credit and Security Agreement, dated as of February 7, 2017, by and among Boston Scientific Funding LLC, Boston Scientific Corporation, Wells Fargo Bank, National Association and Sumitomo Mitsui Banking Corporation, New York Branch, as Lenders, Wells Fargo Bank, National Association and SMBC Nikko Securities America, Inc., as Co-Agents, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 10, 2017, File No. 1-11083).

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

10.53
Boston Scientific Corporation 2020 Total Shareholder Return Performance Share Program, Performance Period January 1, 2020 - December 31, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 20, 2019 File No. 1-11083).#

10.54
Boston Scientific Corporation 2020 Free Cash Flow Performance Share Program, Performance Period January 1 - December 31, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 20, 2019, File No. 1-11083).#

10.55
Form of 2020 Global Non-Qualified Stock Option Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.56
Form of 2020 Global Restricted Stock Unit Award Agreement under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.57
Form of 2020 Restricted Stock Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.58
Form of 2020 Deferred Stock Unit Award Agreement for Non-Employee Directors under the Company's 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.59
Amended and Restated 2011 Long-Term Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 12, 2020, File No. 1-11083).#

10.60
Boston Scientific Corporation 2021 Total Shareholder Return Performance Share Program, Performance Period January 1, 2021 - December 31, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 24, 2020, File No. 1-11083).#

10.61
Boston Scientific Corporation 2021 Free Cash Flow Performance Share Program, Performance Period January 1 - December 31, 2021 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 24, 2020, File No. 1-11083).#

10.62
Form of 2021 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.63
Form of 2021 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.64
Form of 2021 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.67 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.65
Form of 2021 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.66
Form of 2021 Restricted Stock Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.67
Form of 2021 Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.70 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.68
Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the several lenders parties thereto, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and JPMorgan Chase Bank, N.A as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 13, 2021, File No. 1-11083)

10.69
Amendment, dated as of December 21, 2022, to Credit Agreement, dated as of May 10, 2021, by and among Boston Scientific Corporation, the several lenders parties thereto, Barclays Bank PLC, Citibank, N.A., Deutsche Bank Securities Inc., Goldman Sachs Bank USA, and JPMorgan Chase Bank, N.A as documentation agents, and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083).

10.70
Second Amendment, dated as of March 1, 2023, to Credit Agreement, dated as of May 10, 2021, by and among the Company, the several lenders parties thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2023, File No. 1-011083.

10.71
Boston Scientific Corporation 2022 Annual Bonus Plan, Performance Period January 1 - December 31, 2022 effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.72
Boston Scientific Corporation 2022 Total Shareholder Return Performance Share Program, Performance Period January 1, 2022 - December 31, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.73
Boston Scientific Corporation 2022 Free Cash Flow Performance Share Program, Performance Period January 1 - December 31, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 23, 2021, File No. 001-11083).#

10.74
Form of 2022 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.75
Form of 2022 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.77 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.76
Form of 2022 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.78 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.77
Form of 2022 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.79 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.78
Form of 2022 Restricted Stock Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.80 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.79
Form of 2022 Restricted Stock Unit Award Agreement for Non-Employee Directors under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.81 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 23, 2023, File No. 1-110183). #

10.80	Form of EC Non-CEO Change in Control Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 6, 2022, File No. 1-11083). #

10.81
Form of Offer Letter by and between the Company and Arthur Butcher, dated April 1, 2022 (incorporated herein by reference to Exhibit 10.83 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.82
Form of Offer Letter by and between the Company and Jeffrey Mirviss, dated December 11, 2012 (incorporated herein by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.83
Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2023 (incorporated herein by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, File No. 1-11083). #

10.84
Employee Stock Purchase Plan, Amended and Restated Effective as of July 1, 2022 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 6, 2022, File No.1-11083). #

10.85
Boston Scientific Corporation 2023 Annual Bonus Plan, Performance Period January 1 to December 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083). #

10.86
Boston Scientific Corporation 2023 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2023 – December 31, 2025 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083). #

10.87
Boston Scientific Corporation 2023 Organic Net Sales Growth Performance Share Program, Performance Period January 1 – December 31, 2023, (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2022, File No. 1-11083)). #

10.88
Boston Scientific Corporation 2024 Annual Bonus Plan, Performance Period January 1 to December 31, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2023, File No. 1-11083).#

10.89
Boston Scientific Corporation 2024 Relative Total Shareholder Return Performance Share Program, Performance Period January 1, 2024 – December 31, 2026 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2023, File No. 1-11083).#

10.90
Boston Scientific Corporation 2024 Organic Net Sales Growth Performance Share Program, Performance Period January 1, 2024 – December 31, 2026 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 22, 2023, File No. 1-11083).#

10.91
Form of 2023 Global Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.92
Form of 2023 Global Restricted Stock Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.93
Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Total Shareholder Return) (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

10.94
Form of 2023 Performance Share Unit Award Agreement under the Company’s Amended and Restated 2011 Long-Term Incentive Plan (Free Cash Flow) (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q for the quarter ended March 31, 2023, filed on May 4, 2023, File No. 1-11083).#

21*	List of Boston Scientific's subsidiaries as of January 31, 2024.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Boston Scientific Corporation Dodd-Frank Clawback Policy

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2024	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 20, 2024	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: February 20, 2024	By:	/s/ Michael F. Mahoney

Michael F. Mahoney
Director, Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 20, 2024	By:	/s/ Jonathan R. Monson

Jonathan R. Monson
Senior Vice President, Global Controller and Chief Accounting Officer
(Principal Accounting Officer)

Dated: February 20, 2024	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 20, 2024	By:	/s/ Charles J. Dockendorff

Charles J. Dockendorff
Director

Dated: February 20, 2024	By:	/s/ Yoshiaki Fujimori

Yoshiaki Fujimori
Director

Dated: February 20, 2024	By:	/s/ Edward J. Ludwig

Edward J. Ludwig
Director

Dated: February 20, 2024	By:	/s/ Jessica L. Mega

Jessica L. Mega
Director

Dated: February 20, 2024	By:	/s/ Susan E. Morano

Susan E. Morano
Director

Dated: February 20, 2024	By:	/s/ David J. Roux

David J. Roux
Director

Dated: February 20, 2024	By:	/s/ John E. Sununu

John E. Sununu
Director

Dated: February 20, 2024	By:	/s/ David S. Wichmann

David S. Wichmann
Director

Dated: February 20, 2024	By:	/s/ Ellen M. Zane

Ellen M. Zane
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS

Description (in millions)	Balance at Beginning of Year	Credit loss exposure(1)	Write-offs(2)	Balance at End of Year
Year Ended December 31, 2023:
Allowances for credit losses	$109	50	(48)	$110
Year Ended December 31, 2022:
Allowances for credit losses	$108	35	(35)	$109
Year Ended December 31, 2021:
Allowances for credit losses	$105	28	(25)	$108

(1) We record credit loss reserves to Allowance for credit losses when we establish Trade accounts receivable if credit losses are expected over the asset's contractual life. Subsequent credit loss reserves are recorded when deemed uncollectible. Amounts shown within credit loss exposure above were established through selling, general and administrative expense.
(2) Represents actual write-offs of uncollectible accounts.