Form 10-K/A
period 2023-12-31
BOSTON SCIENTIFIC CORP
filed 2024-02-21
CIK 885725

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

The number of shares outstanding of Common Stock, $0.01 par value per share, as of January 31, 2024 was 1,467,095,627.

Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, NY	Auditor Firm ID:	42

Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed within 120 days of December 31, 2023 with the Securities and Exchange Commission in connection with its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Boston Scientific Corporation (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”) filed with the Securities and Exchange Commission on February 20, 2024, solely to amend Exhibit 23, the Consent of Independent Registered Public Accounting Firm. On February 20, 2024, Ernst & Young LLP, the Company’s independent registered public accounting firm, provided to the Company a manually signed consent prior to the filing of the Form 10-K consenting to the incorporation by reference in certain Boston Scientific Corporation Registration Statements of its reports dated February 20, 2024, included in the Form 10-K. The consent attached as Exhibit 23 to the Form 10-K inadvertently omitted the conformed electronic signature of Ernst & Young LLP. The Company is amending the Form 10-K to include the executed copy of the consent including the conformed electronic signature of Ernst & Young LLP, which is attached as Exhibit 23 hereto. There are no other changes to the Form 10-K or the consent.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) The following documents are filed as a part of this Form 10-K/A:

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

Dated: February 21, 2024	Boston Scientific Corporation

	By:	/s/ Daniel J. Brennan

Daniel J. Brennan
Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)